Form 10QSB
period 1996-06-30
C NET INC /DE
filed 1996-08-15
CIK 1015577

                   UNITED STATES SECURITIES AND EXCHANGE COMMISION
                                Washington D.C.  20549


                                     FORM 10-QSB


                                      (Mark One)

[x] Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange
    Act of 1934

                        For the quarterly period ended June 30, 1996

                                          or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                          Commission File Number:  0-20939


                                      C|NET, INC.
                    (Name of small business issuer in its charter)


         Delaware                                                13-3696170
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                                 150 Chestnut Street
                               San Francisco, CA  94111
                 (Address of principal executive officers) (zip code)

                           Telephone number (415) 395-7800
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes[x]  No[ ]

As of July 31, 1996 there were 13,254,668 shares of the registrant's Common Stock outstanding.

                                        INDEX


                                                                            Page
                                                                            ----

         PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets as of
         June 30, 1996 and December 31, 1995 . . . . . . . . . . . . . . . .3

         Condensed Statements of Operations
         for the three and six months ended June 30, 1996
         and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

         Condensed Statements of Cash Flows
         for the six months ended June 30, 1996 and 1995 . . . . . . . . . .5

         Notes to Condensed Financial Statements . . . . . . . . . . . . .  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . . .8


         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 13

         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                                      C|NET,INC.
                                    BALANCE SHEETS
                                     (UNAUDITED)


                                                              June 30, 1996             December 31,1995
                                                    ---------------------------------   ----------------
                                                      Pro forma         Historical
                                                      (note 2)
                                                    -------------      --------------
ASSETS
Current assets:
  Cash and cash equivalents                         $  37,938,000      $      -          $    703,083
  Accounts receivable, net                              2,312,819         2,312,819         1,201,238
  Other current assets                                    994,218           994,218           205,549
                                                    --------------     --------------    --------------
    Total current assets                               41,245,037         3,307,037         2,109,870

Property and equipment, net                             4,630,111         4,630,111         2,392,788
Other assets                                              634,796           634,796           154,146
                                                    --------------     --------------    --------------
                                                    $  46,509,944      $  8,571,944      $  4,656,804
                                                    --------------     --------------    --------------
                                                    --------------     --------------    --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Bank overdraft                                    $      89,151            89,151                -
  Accounts payable                                      2,817,291         2,817,291           531,303
  Accrued liabilities                                   1,403,260         1,403,260           706,617
  Current portion of long-term debt                       188,149           188,149           152,755
                                                    --------------     --------------    --------------
    Total current liabilities                           4,497,851         4,497,851         1,390,675


Long-term debt                                            628,336           628,336           467,339
                                                    --------------     --------------    --------------
    Total liabilities                                   5,126,187         5,126,187         1,858,014


Stockholders' equity
  Convertible preferred stock Series A, B,
    C, D, and E                                                -             42,611            34,392
  Common stock                                              1,326               284               270
  Additional paid in capital                           62,375,590        24,396,021        15,143,633
  Note receivable from stockholder                       (594,654)         (594,654)               -
  Accumulated deficit                                 (20,398,505)      (20,398,505)      (12,379,505)
                                                    --------------     --------------    --------------
    Total stockholders' equity                         41,383,757         3,445,757         2,798,790
                                                    --------------     --------------    --------------
                                                    $  46,509,944      $  8,571,944      $  4,656,804
                                                    --------------     --------------    --------------
                                                    --------------     --------------    --------------





         See accompanying notes to condensed financial statements.

                                      C|NET, INC.
                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                                  Three months ended              Six months ended
                                                        June 30,                      June 30,
                                            ---------------------------   ---------------------------
                                                1996           1995           1996           1995
                                            ------------   ------------   ------------   ------------
Revenues:
 Television                                 $   819,998    $   854,879    $ 1,427,695    $   854,879
 Internet                                     1,810,231              -      2,855,376              -
                                            ------------   ------------   ------------   ------------
   Total Revenues                             2,630,229        854,879      4,283,071        854,879

Cost of revenues
 Television                                   1,340,718      2,015,736      2,695,196      2,015,736
 Internet                                     1,920,372              -      3,363,099              -
                                            ------------   ------------   ------------   ------------
   Total cost of revenues                     3,261,090      2,015,736      6,058,295      2,015,736

Gross deficit                                  (630,861)    (1,160,857)    (1,775,224)    (1,160,857)

Operating expenses
 Sales and marketing                          1,809,645        488,554      3,115,911        820,345
 Development                                    643,634        650,854      1,133,547        830,294
 General and administrative                     822,195        509,537      1,470,506        841,413
                                            ------------   ------------   ------------   ------------
   Total operating expenses                   3,275,474      1,648,945      5,719,964      2,492,052

Operating loss                               (3,906,335)    (2,809,802)    (7,495,188)    (3,652,909)

Other income (expense)
 Loss on joint venture                         (258,978)           -         (275,397)           -
 Interest income                                 11,154         25,400         19,817         67,460
 Interest expense                              (166,318)       (56,881)      (268,232)       (57,802)
                                            ------------   ------------   ------------   ------------
   Total other income (expense)                (414,142)       (31,481)      (523,812)         9,658

   Net loss                                 $(4,320,477)   $(2,841,283)   $(8,019,000)   $(3,643,251)
                                            ------------   ------------   ------------   ------------
                                            ------------   ------------   ------------   ------------

Net loss per share                          $     (0.47)    $    (0.31)   $     (0.87)   $     (0.40)
                                            ------------   ------------   ------------   ------------
                                            ------------   ------------   ------------   ------------

Shares used in calculating per
    share data                                9,216,045      9,216,045      9,216,045      9,216,045
                                            ------------   ------------   ------------   ------------
                                            ------------   ------------   ------------   ------------




            See accompanying notes to condensed financial statements.

                                      C|NET, INC.
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                                             SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                        ------------------------------
                                                                                          1996              1995
                                                                                        ------------     -------------
Cash flows from operating activities:
    Net loss                                                                            $(8,019,000)     $(3,643,251)
    Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation and amortization                                                      592,588          145,794
         Amortization of program costs                                                    1,287,854        1,433,645
         Interest expense converted into preferred stock                                    222,141             -
         Allowance for doubtful accounts                                                     25,000           25,000
         Loss on joint venture                                                              275,397             -
         Changes in operating assets and liabilities
              Accounts receivable                                                        (1,136,581)        (845,214)
              Other current assets                                                         (301,096)        (233,603)
              Other assets                                                                 (520,090)          42,737
              Accounts payable                                                            2,254,806          229,288
              Accrued liabilities                                                           727,552          334,081
                                                                                        ------------     ------------
                Net cash used in operating activities                                    (4,591,429)      (2,511,523)

Cash flows from investing activities:
    Purchases of equipment, excluding capital leases                                     (2,534,562)      (1,093,206)
    Purchases of programming assets                                                      (1,775,427)      (1,550,094)
    Loan to joint venture                                                                  (260,830)            -
                                                                                         -----------     ------------
         Net cash used in investing activities                                           (4,570,819)      (2,643,300)

Cash flows from financing activities:
    Net proceeds from issuance of convertible preferred stock                             4,643,826        2,500,000
    Allocated proceeds from issuance of warrants                                            164,000             -
    Proceeds from debt                                                                    3,636,000        3,000,000
    Principal payments on long-term debt                                                    (73,812)        (120,236)
                                                                                        ------------     ------------
              Net cash provided by financing activities                                   8,370,014        5,379,764

Net increase (decrease) in cash and cash equivalents                                       (792,234)         224,941
Cash and cash equivalents at beginning of period                                            703,083        1,223,922
                                                                                        ------------     ------------
Cash and cash equivalents at end of period                                              $   (89,151)     $ 1,448,863
                                                                                        ------------     ------------
                                                                                        ------------     ------------

Supplemental disclosure of cash flow information:
    Interest paid                                                                       $    42,338      $    28,359
                                                                                        ------------     ------------
                                                                                        ------------     ------------

Supplemental disclosure of noncash transactions:
    Capital lease obligations incurred                                                  $   270,203      $   169,896
                                                                                        ------------     ------------
                                                                                        ------------     ------------
    Note issued in exchange for equipment                                               $      -         $   548,668
                                                                                        ------------     ------------
                                                                                        ------------     ------------
    Conversion of debt and interest into convertible
    preferred stock                                                                     $ 3,858,141      $          -
                                                                                        ------------     ------------
                                                                                        ------------     ------------
    Exercise of stock options through issuance of note receivable
    from stockholder                                                                   $   594,654      $      -
                                                                                        ------------     ------------
                                                                                        ------------     ------------

               See accompanying notes to condensed financial statements.

                                      C|NET, INC.
                          NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)


(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited financial statements included in the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on July 1, 1996, which contains additional financial and operating information and information concerning the significant accounting policies followed by the Company.

    The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results expected for the current year or any other period.

(2) BALANCE SHEET

    INITIAL PUBLIC OFFERING AND PRO FORMA BALANCE SHEET

    On July 2, 1996 the Company effected an initial public offering (IPO) of 2,000,000 shares of its common stock for $16 per share. Simultaneously with the IPO, the Company sold 600,000 shares of common stock to Intel Corporation at 93% of the IPO price. The net proceeds from these two offerings (after deducting underwriting discounts and commissions and estimated offering expenses) were $37.9 million, and were received on July 8, 1996.

    On July 8, 1996, the closing of the IPO, all of the outstanding Series A, B, C, D and E preferred stock were automatically converted into 7,816,668 shares of common stock.

    The effect of the above transactions have been reflected in the accompanying pro forma balance sheet as of June 30, 1996.

    PROPERTY AND EQUIPMENT
    A summary of property and equipment follows:

                                                     June 30,    December 31,
                                                      1996          1995
                                                  ------------   ------------
    Computer equipment                            $  3,120,460   $  1,057,225
    Production equipment                             1,708,767      1,494,012
    Office equipment                                   495,125        235,975
    Leasehold improvements                             124,121        110,137
    Other                                              274,274         20,633
                                                  ------------   ------------
                                                     5,722,747      2,917,982
    Less accumulated depreciation
    and amortization                                 1,092,636        525,194
                                                  ------------   ------------
                                                  $  4,630,111   $  2,392,788
                                                  ------------   ------------
                                                  ------------   ------------

    ACCRUED LIABILITIES
    A summary of accrued liabilities follows:

                                                     June 30,    December 31,
                                                       1996          1995
                                                  ------------   ------------
    Compensation and related
       benefits                                   $    750,663   $    327,243
    Advertising                                        341,400        159,000
    Other                                              311,197        220,374
                                                  ------------   ------------
                                                  $  1,403,260   $    706,617
                                                  ------------   ------------
                                                  ------------   ------------


(3) NET LOSS PER SHARE
    Net loss per share is based on the weighted average number of shares of common stock outstanding and common equivalent shares from stock options (under the treasury method, if dilutive). In accordance with SEC Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the IPO for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The Company was founded in December 1992 and first recognized revenues from its television operations in April 1995 and from its Internet operations in October 1995. Accordingly, the Company has an extremely limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by startup companies in the television programming industry and in the new and rapidly evolving market for Internet products, content and services. To address these risks, the Company must, among other things, effectively develop new relationships and maintain existing relationships with its advertising customers, their advertising agencies and other third parties, provide original and compelling content to Internet users and television viewers, develop and upgrade its technology, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that the Company will succeed in addressing such risks and the failure to do so could have a material adverse effect on the Company's business, financial condition or operating results. Additionally, the limited operating history of the Company makes the prediction of future operating results difficult or impossible, and there can be no assurance that the Company's revenues will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. Additional factors that could adversely affect future operating results include, but are not limited to, those discussed below under the heading "Additional Factors that May Affect Future Results," as well as those discussed under the heading "Risk Factors" in the Company's Registration statement on Form SB-2 as filed with the Securities and Exchange Commission on July 1, 1996 (Registration No. 333-4752-LA).
    Since inception, the Company has incurred significant losses and, as of June 30, 1996, had an accumulated deficit of $20.4 million. The Company currently intends to increase substantially its operating expenses in order to develop new Internet sites and television programs and to enhance existing ones, to fund increased sales and marketing expenses and to expand its Internet and television operations. The Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future.

RESULTS OF OPERATIONS

    REVENUES
    TOTAL REVENUES
    The Company began to generate revenues in April 1995. Total revenues for the three and six months ended June 30, 1996 were $2.6 million and $4.3 million, respectively, compared to total revenues of $855,000 for each of the comparable periods in 1995.

    TELEVISION REVENUES
    Television revenues for the three and six months ended June 30, 1996 were $820,000 and $1.4 million, respectively, compared to revenues of $855,000 for each of the comparable periods in 1995. The decrease of $35,000 for the three month period is primarily due to a reduction in advertising time sold. The increase of $573,000 for the six months ended June 30, 1996 as compared to the similar period in 1995 reflects six months of revenue generating activities in 1996 as compared to three months in 1995, as television revenues did not commence until April 1995.

    Through June 30, 1996 television revenues have been principally derived from the sale of advertising during the Company's CNET CENTRAL television series, which was carried nationally on USA Network and SciFi Channel pursuant to an agreement with USA Networks. The Company was entitled to sell available advertising time included in the program. In April 1996, the Company and USA Networks amended their agreement, effective July 1, 1996.
Under the amended agreement, USA Networks will license the right to carry
CNET CENTRAL and two
additional programs on its networks for an initial one-year term for a fee equal to the cost of production of those programs up to a maximum of $5.2 million.

    INTERNET REVENUES

    Internet revenues for the three and six months ended June 30, 1996 were $1.8 million and $2.9 million, respectively. The Company did not generate Internet revenues during the comparable periods in 1995 as revenues attributable to Internet operations did not commence until October 1, 1995. Internet revenues increased $765,000 from the first quarter to the second quarter of 1996, primarily the result of increased traffic and delivery of advertising on the Company's Internet sites.

    During the three and six months ended June 30, 1996, approximately $124,000 and $340,000, respectively, of Internet revenues were derived from barter transactions whereby the Company delivered advertisements on its Internet sites in exchange for advertisements on the Internet sites of other companies.

    COST OF REVENUES

    TOTAL COST OF REVENUES
    Total cost of revenues for the three and six months ended June 30, 1996 were $3.3 million and $6.1 million, respectively, as compared to $2.0 million for each of the comparable periods in 1995. Cost of revenues includes costs associated with the production and delivery of the Company's television programming and the production of its Internet sites. The principal elements of cost of revenues for the Company's television programming are payroll and related expenses for the editorial and production staff and costs for facilities and equipment. The principal elements of cost of revenues for the Company's Internet sites have been payroll and related expenses for the editorial, production and technology staff, as well as costs for facilities and equipment.

    COST OF TELEVISION REVENUES

    Cost of television revenues for the three and six months ended June 30, 1996 were $1.3 million and $2.7 million, respectively, as compared to $2.0 million for each of the comparable periods in 1995, representing 164%, 189% and 236% of the related revenues, respectively. The decrease in cost of television revenues of $675,000 for the three month period ended June 30, 1996 as compared to the comparable period in 1995 was primarily attributable to costs incurred in 1995 of approximately $320,000 associated with the initial staffing and preproduction of CNET CENTRAL and costs of approximately $200,000 associated with the special production of a segment used in the first two episodes of the program. Cost of television revenues increased $679,000 for the six month period ended June 30, 1996 as compared to the comparable period in 1995. This increase reflects six months of cost of revenues in 1996 as compared to three months in 1995 as revenue generating activities for television did not commence until April 1995. The increase was offset to some extent by the $675,000 decrease incurred in the three month period ended June 30, 1996.

    Under the Company's amended agreement with USA Networks, which became effective July 1, 1996, the Company will produce two new programs in addition to CNET CENTRAL, which will increase cost of revenues for television production. The Company's revenues under the amended agreement will be limited to the costs of producing the three television programs covered by the agreement and will in no event exceed $5.2 million for the initial one-year term. If the cost of producing all three television programs for USA Networks exceeds $5.2 million during such period, the Company will incur a gross deficit with respect to its television operations.

    COST OF INTERNET REVENUES
    Cost of Internet revenues for the three and six months ended June 30, 1996 were $1.9 million and $3.4 million, respectively, representing 106% and 118% of the related revenues, respectively. There was no cost of revenues for Internet operations for the comparable periods of 1995 as the Company did not commence revenue generating activities from its Internet operations until October 1995.

    SALES AND MARKETING
    Sales and marketing expenses consist primarily of payroll and related expenses, consulting fees and advertising expenses. Sales and marketing expenses were $1.8 million and $489,000 for the three months and $3.1 million and $820,000 for the six months ended June 30, 1996 and 1995, representing 69%, 57%, 73% and 96% of total revenues, respectively. The increase in sales and marketing expense for the three and six months ended June 30, 1996 compared to the comparable periods in 1995 was attributable to increases in payroll and related benefits of approximately $436,000 and $638,000, respectively, and increases in advertising and promotional expenses of approximately $770,000 and $1.5 million, respectively.

    DEVELOPMENT
    Development expenses consist of expenses incurred in the Company's initial development of new television programming prior to commencement of its production activities, the development of new Internet sites and in research and development of new or improved technologies designed to enhance the performance of the Company's Internet sites. Development expenses for Internet operations include payroll and related expenses for editorial, production and technology staff, as well as costs for facilities and equipment. Costs associated with the development of a new Internet site are no longer recognized as development expenses when the new site begins generating revenue.

    Development expenses were $644,000 and $651,000 for the three months and $1.1 million and $830,000 for the six months ended June 30, 1996 and 1995, representing 24%, 76%, 26% and 97% of total revenues, respectively. Included in development expenses for the three and six month periods ended June 30, 1995 were approximately $104,000 in development of new television programming. Development expenses for the development of Internet sites and development of new or improved technologies to enhance Internet site performance increased by $97,000 and $408,000 for the three month and six month periods, respectively, as the Company expanded its research and development staff and continued efforts to develop new Internet sites.



    GENERAL AND ADMINISTRATIVE
    General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses were $822,000 and $510,000 for the three months and $1.5 million and $841,000 for the six months ended June 30, 1996 and 1995, representing 31%, 60%, 34% and 98% of total revenues, respectively. The increase for the three and six months ended June 30, 1996 were primarily attributable to increases in payroll and related expenses and are primarily associated with the growth of the Company.


    OTHER INCOME (EXPENSE)
    Other income (expense) consists of interest income and interest expense and losses from the Company's joint venture with E! Entertainment. The joint venture, which is owned 50% by the Company and 50% by E! Entertainment, was formed in January 1996 to launch an Internet site called E! ONLINE. The Company has agreed to provide $3.0 million in debt financing to the joint venture during the first two years of operations. As a result of the Company's financing commitment to the joint venture, the Company is currently required to recognize 100% of any losses incurred by the joint venture.

    Other income (expense) was $(414,000) and $(31,000) for the three months and $(523,000) and $10,000 for the six months ended June 30, 1996 and 1995, respectively. Included in other income (expense) for the three and six months ended June 30, 1996 were losses of $(259,000) and $(275,000), respectively, incurred by the E! Online joint venture which was formed in January 1996. The balance of the increase in other income (expense) was primarily the result of interest charges on both the Company's long-term and short-term debt.


LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations primarily through private sales of preferred stock which, through June 30, 1996 have totaled approximately $24.4 million in gross proceeds. On July 2, 1996 the Company effected an IPO of 2,000,000 shares of its common stock for $16 per share. In conjunction with the IPO, the Company simultaneously sold 600,000 shares of common stock to Intel Corporation at 93% of the IPO price. The net proceeds from these two offerings (after deducting underwriting discounts and commissions and estimated offering expenses) were $37.9 million, and were received on July 8, 1996. The effect of both offerings has been shown on the pro forma balance sheet as of June 30, 1996.

    Net cash used in operating activities of $4.6 million and $2.5 million for the six months ended June 30, 1996 and 1995, respectively, was primarily attributable to net losses in such periods. Net cash used in investing activities of $4.6 and $2.6 for the six months ended June 30, 1996 and 1995 respectively, was primarily attributable to purchases of equipment and programming assets. Cash flows provided by financing activities in each of the periods consisted primarily of proceeds from the issuance of preferred stock and the issuance of debt. All of the debt was subsequently cancelled in exchange for preferred stock.

    The Company currently has obligations under notes payable and capital leases of $816,000. Such obligations were incurred to finance equipment purchases and are payable through June 2001. Through June 30, 1996, debt financing of $261,000 was provided to E! Online, LLC, the Company's joint venture with E! Entertainment. The Company has agreed to provide $3.0 million in debt financing to the joint venture during its first two years of operation. In addition, the Company has agreed to provide up to an additional $3.0 million in equity capital to the joint venture through January 1999. In December 1995, the Company commenced a lease on a building that will require substantial improvements to adequately serve the Company's needs. The Company estimates that these improvements will be approximately $3.5 million.

    On July 19, 1996, the Company completed a minority equity investment in Vignette Corporation ("Vignette"), an Austin, Texas based software development company. The Company's investment consisted of $512,000 in cash and a transfer of rights to certain of the Company's proprietary site management software systems and related technologies. In return, the Company received preferred stock of Vignette constituting approximately 35% of Vignette's outstanding capital stock.

    As of June 30, 1996 the Company had a bank overdraft of $89,000.  On July
8, 1996, the Company received proceeds (less underwriting discounts and commissions) of $38.7 million from its IPO and simultaneous offering to Intel. The Company estimates that it will incur approximately $750,000 in offering expenses in connection with these offerings resulting in net proceeds of $37.9 million. The Company believes that these funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available to the Company in amounts or on terms acceptable to the Company.

SEASONALITY AND CYCLICALITY

    The Company believes that advertising sales in traditional media, such as television, are generally lower in the first and third calendar quarters of each year than in the respective preceding quarters and that advertising expenditures fluctuate significantly with economic cycles. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of advertising expenditures generally could become more pronounced for Internet advertising. Seasonality and cyclicality in advertising expenditures generally, or with respect to Internet-based advertising specifically, could have a material adverse effect on the Company's business, financial condition or operating results.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results attributable to its Internet operations include the level of use of the Internet, demand for Internet advertising, seasonal trends in both Internet use and advertising placements, the addition or loss of advertisers, advertising budgeting cycles of individual advertisers, the level of traffic on the Company's Internet sites, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's Internet operations, the introduction of new sites and services by the Company or its competitors, price competition or pricing changes in the industry, technical difficulties or system downtime, general economic conditions and economic conditions specific to the Internet and Internet media. Quarterly operating results attributable to the Company's television operations will be affected by the Company's amended agreement with USA Networks and are generally dependent on the size and demographic characteristics of the Company's viewing audience, which may be adversely affected by the popularity of competing television programs, including special events, the time slots chosen for the Company's programs by the cable network carrying such programs and the popularity of programs immediately preceding the Company's programs, as well as the costs incurred by the Company in producing its television programming. Further, as a result of the Company's strategy to cross market its television and Internet operations, the Company believes that any decrease in the number of viewers of its television programs will have a negative effect on the usage of its Internet sites. Accordingly, a decrease in viewership of the Company's television programs could have a material adverse effect on the Company's business, financial condition or operating results.

    Due to all of the foregoing factors, it is likely that the Company's operating results will fall below the expectations of the Company, securities analysts or investors in some future quarter. In such event, the trading price of the Common Stock would likely be materially and adversely affected.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (1)  Exhibits

         10.1 Stock Purchase Agreement, dated as of July 19, 1996, between Vignette Corporation and the Company

         11.1  Statement of Computation of Net Loss per Share

         27.   Financial Data Schedule

    (2)  Reports on Form 8-K

         None.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      C|NET, INC.
                                     (Registrant)



Date:                                  By:  /s/ Shelby W. Bonnie
                                            ------------------------------
                                            Shelby W. Bonnie
                                            Chief Operating Officer/
                                            Chief Financial Officer