Form 10QSB
period 1996-09-30
C NET INC /DE
filed 1996-11-14
CIK 1015577

                   UNITED STATES SECURITIES AND EXCHANGE COMMISION
                                 Washington D.C.2054


                                     FORM 10-QSB


                                      (Mark One)

[x] Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended September 30, 1996

                                          or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                           Commission File Number:  0-20939

                                     CNET, INC.
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

As of October 31, 1996 there were 13,281,462 shares of the registrant's Common Stock outstanding.

                                        INDEX

                     PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets as of September 30, 1996 and December 31, 1995. . . . 3

         Condensed Statements of Operations for the three and
         nine months ended September 30, 1996 and 1995. . . . . . . . . . . . . . . . . 4

         Condensed Statements of Cash Flows for the
         nine months ended September 30, 1996 and 1995. . . . . . . . . . . . . . . . . 5

         Notes to Condensed Financial Statements . . . . . . . . . . .  . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition. . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .13

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14



                                     CNET, INC.
                               CONDENSED BALANCE SHEETS
                                     (UNAUDITED)

                                September 30, 1996  December 31, 1995
                                ------------------  -----------------

                             ASSETS
Current assets:
  Cash and cash equivalents         $ 31,164,246      $    703,083
  Accounts receivable, net             3,107,591         1,201,238
  Other current assets                   991,135           205,549
                                 -----------------   ----------------
    Total current assets              35,262,972         2,109,870

Property and equipment, net            8,121,917         2,392,788
Other assets                           1,530,864           154,146
                                 -----------------   ----------------
                                    $ 44,915,753      $  4,656,804
                                 -----------------   ----------------
                                 -----------------   ----------------

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable                  $  3,662,342           531,303
  Accrued liabilities                  3,034,890           706,617
  Current portion of long-term debt      170,930           152,755
                                 -----------------   ----------------
    Total current liabilities          6,868,162         1,390,675

Long-term debt                           748,355           467,339
                                 -----------------   ----------------
    Total liabilities                  7,616,517         1,858,014

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock Series
   A, B, C, D, and E                         -              34,392
  Common stock                             1,326               270
  Additional paid in capital          62,375,590        15,143,633

  Accumulated deficit                (25,077,680)      (12,379,505)
                                 -----------------   ----------------
    Total stockholders' equity        37,299,236         2,798,790
                                 -----------------   ----------------
                                    $ 44,915,753      $  4,656,804
                                 -----------------   ----------------
                                 -----------------   ----------------




                   See accompanying notes to financial statements.

                                     CNET, INC.
                         CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                  Three months ended               Nine months ended
                                      September 30,                September 30,
                               -------------------------    ---------------------------
                                   1996         1995             1996          1995
                               ------------   -----------   ------------    -----------
Revenues:
  Television                   $  1,653,900   $ 1,041,846   $  3,081,594    $ 1,896,725
  Internet                        2,863,683          -         5,719,058           -
                               ------------   -----------   ------------    -----------
    Total Revenues                4,517,583     1,041,846      8,800,652      1,896,725

Cost of revenues:
  Television                      1,756,541     1,297,493      4,451,737      3,313,229
  Internet                        2,589,313          -         5,952,411           -
                               ------------   -----------   ------------    -----------
    Total cost of revenues        4,345,854     1,297,493     10,404,148      3,313,229
                               ------------   -----------   ------------    -----------
Gross profit (deficit)              171,729      (255,647)    (1,603,496)    (1,416,504)

Operating expenses
  Sales and marketing             2,632,961       545,461      5,748,872      1,365,806
  Development                       915,481     1,010,283      2,049,029      1,840,577
  General and administrative      1,048,284       416,021      2,518,790      1,257,434
                               ------------   -----------   ------------    -----------
    Total operating expenses      4,596,726     1,971,765     10,316,691      4,463,817
                               ------------   -----------   ------------    -----------
Operating loss                   (4,424,997)   (2,227,412)   (11,920,187)    (5,880,321)

Other income (expense)
  Loss on joint venture            (678,779)          -         (954,177)          -
  Interest income                   445,434         8,437        465,253         75,896
  Interest expense                  (20,831)     (103,255)      (289,064)      (161,056)
                               ------------   -----------   ------------    -----------
  Total other (expense)            (254,176)      (94,818)      (777,988)       (85,160)
                               ------------   -----------   ------------    -----------
  Net loss                     $ (4,679,173)  $(2,322,230)  $(12,698,175)  $ (5,965,481)
                               ------------   -----------   ------------    -----------
                               ------------   -----------   ------------    -----------

Net loss per share             $      (0.35)  $     (0.25)  $      (1.20)  $      (0.65)
                               ------------   -----------   ------------    -----------
                               ------------   -----------   ------------    -----------

Shares used in calculating per
  share data                     13,216,737     9,216,045     10,544,742      9,216,045
                               ------------   -----------   ------------    -----------
                               ------------   -----------   ------------    -----------


                   See accompanying notes to financial statements.

                                         CNET, INC.
                             CONDENSED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                       Nine months ended September 30,
                                                       ------------------------------
                                                           1996              1995
                                                       ------------      ------------
Cash flows from operating activities:
 Net loss                                              $(12,698,175)     $ (5,965,481)
 Adjustments to reconcile net loss to net cash
  used in operating activities
   Depreciation and amortization                          1,136,556           290,480
   Amortization of program costs                          3,201,016         2,249,859
   Interest expense converted into preferred stock          222,141              -
   Allowance for doubtful accounts                           25,000            25,000
   Loss on joint venture                                    954,176              -
   Changes in operating assets and liabilities
      Accounts receivable                                (1,931,353)         (891,658)
      Other current assets                                  (72,824)         (233,224)
      Other assets                                         (843,419)           15,527
      Accounts payable                                    3,131,039           527,997
      Accrued liabilities                                 2,328,273           700,583
                                                       ------------      ------------
         Net cash used in operating activities           (4,547,570)       (3,280,917)

Cash flows from investing activities:
 Purchases of equipment, excluding capital leases        (6,378,151)       (1,469,492)
 Purchases of programming assets                         (3,913,779)       (2,288,536)
 Loan to joint venture                                   (1,031,690)             -
 Investment in Vignette Corporation                        (511,500)             -
                                                       ------------      ------------
         Net cash used in investing activities          (11,835,120)       (3,758,028)

Cash flows from financing activities:
 Net proceeds from issuance of convertible preferred
  stock                                                   4,643,826         5,070,695
 Net proceeds from initial public offering               37,938,000              -
 Proceeds from stockholder receivable                       594,654              -
 Allocated proceeds from issuance of warrants               164,000           101,000
 Proceeds from debt                                       3,636,000         3,000,000
 Principal payments on long-term debt                      (132,629)         (201,862)
                                                       ------------      ------------
         Net cash provided by financing activities       46,843,851         7,969,833

Net increase (decrease) in cash and cash equivalents     30,461,161           930,888
Cash and cash equivalents at beginning of period            703,083         1,223,921
                                                       ------------      ------------
Cash and cash equivalents at end of period             $ 31,164,244      $  2,154,809
                                                       ------------      ------------
                                                       ------------      ------------

Supplemental disclosure of cash flow information:
  Interest paid                                        $     62,850      $     52,257
                                                       ------------      ------------
                                                       ------------      ------------

Supplemental disclosure of noncash transactions:
  Capital lease obligations incurred                   $    431,820      $    169,896
                                                       ------------      ------------
                                                       ------------      ------------
  Note issued in exchanged for equipment               $       -         $    548,668
                                                       ------------      ------------
                                                       ------------      ------------
  Conversion of debt and interest into convertible
   preferred stock                                     $  3,858,141      $       -
                                                       ------------      ------------
                                                       ------------      ------------
  Exercise of stock options through issuance of
   note receivable from stockholder                    $    594,654      $       -
                                                       ------------      ------------
                                                       ------------      ------------
  Conversion of preferred stock into common stock      $     42,610      $       -
                                                       ------------      ------------
                                                       ------------      ------------

                See accompanying notes to financial statements

                                   CNET, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

    The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the current year or any other period.

(1) BALANCE SHEET

    INITIAL PUBLIC OFFERING

    On July 2, 1996 the Company effected an initial public offering (IPO) of 2,000,000 shares of its common stock for $16 per share. Simultaneously with the IPO, the Company sold 600,000 shares of common stock to Intel Corporation at 93% of the IPO price. The net proceeds from these two offerings (after deducting underwriting discounts and commissions and offering expenses) were $37.9 million, and were received on July 8, 1996.

    On July 8, 1996, the closing of the IPO, all of the outstanding Series A, B, C, D and E preferred stock were automatically converted into 7,816,668 shares of common stock.

    PROPERTY AND EQUIPMENT

    A summary of property and equipment follows:

                                                 September 30,    December 31,
                                                     1996            1995
                                                 ------------    -------------
Computer Equipment                                $4,558,295      $1,057,225
Production Equipment                               1,993,802       1,494,012
Office Equipment                                     739,659         235,975
Leasehold improvements                               144,965         110,137
Construction in progress                           2,269,735            -
Other                                                 21,498          20,633
                                                 ------------    -------------
                                                   9,727,954       2,917,982
Less accumulated depreciation and amortization     1,606,037         525,194
                                                 ------------    -------------
                                                  $8,121,917      $2,392,788
                                                 ------------    -------------
                                                 ------------    -------------

     ACCRUED LIABILITIES
     A summary of accrued liabilities follows:

                                                  September 30,   December 31,
                                                     1996           1995
                                                  ------------    ------------
Compensation and related benefits                   $1,470,197        $327,243
Advertising                                          1,194,705         159,000
Other                                                  369,988         220,374
                                                  ------------    ------------
                                                    $3,034,890        $706,617
                                                  ------------    ------------
                                                  ------------    ------------

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

     Since inception, the Company has incurred significant losses and, as of September 30, 1996, had an accumulated deficit of $25.1 million. The Company currently intends to increase substantially its operating expenses in order to develop new Internet sites, to enhance existing Internet sites and television programs and to fund increased sales and marketing expenses. The Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future.

RESULTS OF OPERATIONS

     REVENUES

     TOTAL REVENUES

     The Company began to generate revenues in April 1995. Total revenues were $4.5 million and $1.0 million for the three months and $8.8 million and $1.9 million for the nine months ended September 30, 1996 and 1995, respectively.

     TELEVISION REVENUES

     Television revenues were $1.7 million and $1.0 million for the three months and $3.1 million and $1.9 million for the nine months ended September 30, 1996, respectively. The increase of $612,000 for the three month period is primarily due to the effect of the amendment to the Company's agreement with USA Networks on July 1, 1996, as discussed below. The increase of $1.2 million for the nine months ended September 30, 1996 as compared to the same period in 1995 reflects nine months of revenue generating activities in 1996 as compared to six months in 1995, as television revenues did not commence until April 1995 and the effect of the amendment to the Company's agreement with the USA Networks.

     Through June 30, 1996 television revenues were principally derived from the sale of advertising during the Company's CNET CENTRAL television series, which was carried nationally on USA Network and SciFi Channel pursuant to an agreement with USA Networks. The Company was entitled to sell available advertising time included in the program. In April 1996, the Company and USA Networks amended their agreement, effective July 1, 1996. Under the amended agreement, USA Networks will license the right to carry CNET CENTRAL and two additional programs on its networks for an initial one-year term for a fee equal to the cost of production of those programs up to a maximum of $5.2 million.

     Fees derived under the contract will vary on a quarterly basis depending on the delivery of original or refreshed programming. Programming delivered during the three months ended September 30, 1996 was predominately original programs.

     INTERNET REVENUES

     Internet revenues for the three and nine months ended September 30, 1996 were $2.9 million and $5.7 million, respectively. The Company did not generate Internet revenues during the comparable periods in 1995 as revenues attributable to Internet operations did not commence until October 1, 1995. Internet revenues increased $1.1 million from the second quarter to the third quarter of 1996, primarily the result of increased traffic and delivery of advertising on the Company's Internet sites.

     During the three and nine months ended September 30, 1996 approximately $351,00 and $691,000, respectively, of Internet revenues were derived from barter transactions whereby the Company delivered advertisements on its Internet sites in exchange for advertisements on the Internet sites of other companies.

     COST OF REVENUES

     TOTAL COST OF REVENUES

     Total cost of revenues were $4.3 million and $1.3 million for the three months and $10.4 million and $3.3 million for the nine months ended September 30, 1996, respectively. Cost of revenues includes costs associated with the production and delivery of the Company's television programming and the production of its Internet sites. The principal elements of cost of revenues for the Company's television programming are payroll and related expenses for the editorial and production staff and costs for facilities and equipment. The principal elements of cost of revenues for the Company's Internet sites are been payroll and related expenses for the editorial, production and technology staff, as well as costs for facilities and equipment.

     COST OF TELEVISION REVENUES

     Cost of television revenues were $1.8 million and $1.3 million for the three months and $4.5 million and $3.3 million for the nine months ended September 30, 1996 and 1995, representing 106%, 125%, 144% and 175% of the related revenues, respectively. The increase of $459,000 for the three month period ended September 30, 1996 as compared to the same period in 1995 was primarily due to costs incurred from the production of additional programming under the Company's amended contract with USA Networks. The increase of $1.1 million for the nine month period ended September 30, 1996 as compared to the same period in 1995 reflects nine months of cost of revenues in 1996 as compared to six months in 1995 as revenue generating activities for television did not commence until April 1995, and costs incurred for the production of additional programming under the Company's amended agreement with USA Networks. The increase was offset to some extent by costs incurred in 1995 of approximately $320,000 associated with the initial staffing and pre-production of CNET CENTRAL and costs of approximately $200,000 associated with the special production of a segment used in the first two episodes of the program.

     Under the Company's amended agreement with USA Networks, which became effective July 1, 1996, the Company produces two new programs in addition to CNET CENTRAL, which will increase cost of revenues for television production. The Company's revenues under the amended agreement will be limited to the costs of producing the three television programs covered by the agreement and will in no event exceed $5.2 million for the initial one-year term.

     In August 1996, the Company entered into an agreement with GGP Production, L.P. ("GGP") whereby the Company will produce a new television program, TV.COM, which will be exclusively distributed by GGP. Any revenues from the distribution of TV.COM will be first used to offset costs of distribution and production and thereafter will be shared equally by CNET and GGP. The production of TV.COM will increase cost of television revenues and there can be no assurance that distribution revenues will be sufficient to cover these costs.

     COST OF INTERNET REVENUES

     Cost of Internet revenues for the three and nine months ended September 30, 1996 were $2.6 million and $6.0 million, respectively, representing 90% and 104% of the related revenues. There was no cost of revenues for Internet operations for the comparable periods of 1995 as the Company did not commence revenue generating activities from its Internet operations until October 1995.

     SALES AND MARKETING

     Sales and marketing expenses consist primarily of payroll and related expenses, consulting fees and advertising expenses. Sales and marketing expenses were $2.6 million and $545,000 for the three months and $5.7 million and $1.4 million for the nine months ended September 30, 1996 and 1995, representing 58%, 52%, 65% and 72% of total revenues, respectively. The increase in sales and marketing expenses for the three and nine months ended September 30, 1996 compared to the same periods in 1995 was attributable to increases in payroll and related benefits of approximately $148,000 and $528,000, respectively, and increases in advertising and promotional expenses of approximately $1.5 million and $2.7 million, respectively.

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

     Development expenses were $915,000 and $1.0 million for the three months and $2.0 million and $1.8 million for the nine months ended September 30, 1996 and 1995, representing 20%, 97%, 23% and 97% of total revenues, respectively. Development expenses for the three and nine month periods ended September 30, 1995 included approximately $104,000 in development of new television programming.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses were $1.0 million and $416,000 for the three months and $2.5 million and $1.3 million for the nine months ended September 30, 1996 and 1995, representing 23%, 40%, 29% and 66% of total revenues, respectively. The increase for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 were primarily attributable to increases in payroll and related expenses associated with the growth of the Company.

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

     Total other expense was $254,000 and $95,000 for the three months and $778,000 and $85,000 for the nine months ended September 30, 1996 and 1995, respectively. Included in other income (expense) for the three and nine months ended September 30, 1996 were losses of $(679,000) and $(954,000), respectively, incurred by the E! Online joint venture which was formed in January 1996.

LIQUIDITY AND CAPITAL RESOURCES

     From inception until the Company's IPO, the Company financed its operations primarily through private sales of preferred stock which, through June 30, 1996 totaled approximately $24.4 million in gross proceeds. On July 2, 1996 the Company effected an IPO of 2,000,000 shares of its common stock for $16 per share. In conjunction with the IPO, the Company simultaneously sold 600,000 shares of common stock to Intel Corporation at 93% of the IPO price. The net proceeds from these two offerings (after deducting underwriting discounts and commissions and offering expenses) were $37.9 million, and were received on July 8, 1996.

     Net cash used in operating activities of $4.5 million and $3.2 million for the nine months ended September 30, 1996 and 1995, respectively, was primarily attributable to net losses in such periods. Net cash used in investing activities of $11.8 million and $3.8 million for the nine months ended September 30, 1996 and 1995 respectively, was primarily attributable to purchases of equipment and programming assets. Cash flows provided by financing activities in each of the periods consisted primarily of proceeds from the issuance of preferred and common stock and the issuance of debt. All of the debt was subsequently canceled in exchange for convertible preferred stock which was subsequently converted into common stock at the IPO.

     The Company currently has obligations under notes payable and capital leases of $919,000. Such obligations were incurred to finance equipment purchases and are payable through June 2001. Through September 30, 1996, debt financing of $1.0 million was provided to E! Online, LLC, the Company's joint venture with E! Entertainment. The Company has agreed to provide $3.0 million in debt financing to the joint venture during its first two years of operation. In addition, the Company has agreed to provide up to an additional $3.0 million in equity capital to the joint venture through January 1999. In December 1995, the Company commenced a lease on a building that will require substantial improvements to adequately serve the Company's needs. As of September 30, 1996 the Company has incurred $2.3 million on these improvements and estimates that the improvements will total approximately $4.0 million.

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

     As of September 30, 1996 the Company had cash and cash equivalents of $31.2 million. The Company believes that these funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available to the Company in amounts or on terms acceptable to the Company.

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

     (1)  Exhibits
          11.1 Statement of Computation of Net Loss per Share

           27. Financial Data Schedule


     (2)  Reports on Form 8-K

          None.

                                      SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CNET, INC.
                               (Registrant)





November 12, 1996               /s/  Shelby W. Bonnie
----------------              -------------------------
Date                          Shelby W. Bonnie
                              Chief Operating Officer/
                              Chief Financial Officer