Form 10KSB
period 1996-12-31
C NET INC /DE
filed 1997-03-31
CIK 1015577

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-KSB

(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 1996

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [No Fee Required]

            For the transition period from __________ to __________

                   Commission file number 0-20939


                             CNET, INC.
          (Name of small business issuer in its charter)


Delaware                                13-3696170
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

150 Chestnut Street
San Francisco, CA                                 94111
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number          (415) 395-7800

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered

Common Stock, $0.0001 par value     Nasdaq Stock Market


Securities registered under Section 12(g) of the Exchange Act:

                              Title of class

                    Common Stock, $0.0001 par value


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB./X/

     The issuer's revenues for its most recent fiscal year were $14,830,348.

     The aggregate market value of common stock held by non-affiliates, based on the closing price at which the stock was sold, at February 28, 1997 approximated $84.4 million.

     The total number of shares outstanding of the issuer's common stock (its only class of equity securities), as of February 28, 1997, was 13,302,924.


     Transitional small business disclosure format (check one):  Yes / /  No /X/

                                         PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                   BUSINESS

     CERTAIN INFORMATION IN THIS ANNUAL REPORT MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS, ANY
STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ANY STATEMENTS CONCERNING PROPOSED NEW PRODUCTS OR SERVICES, ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS OR PERFORMANCE, AND ANY STATEMENT OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECTS," "BELIEVES," "PLANS," "ANTICIPATES," "ESTIMATES," "POTENTIAL," OR "CONTINUE," OR THE NEGATIVE THEREOF OR OTHER COMPARABLE TERMINOLOGY.
ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN ITS FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS OR ANY OF ITS FORWARD-LOOKING STATEMENTS WILL PROVE TO BE CORRECT, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THE COMPANY'S FUTURE FINANCIAL CONDITION AND RESULTS, AS WELL AS ANY FORWARD-LOOKING STATEMENTS, ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, SOME OF WHICH ARE SUMMARIZED IN ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS - OUTLOOK AND UNCERTAINTIES".

     CNET: The Computer Network is a media company focused on providing original Internet content and television programming relating to information technology and the Internet. The Company seeks to use its editorial, technical and programming expertise to create compelling content to engage technology-oriented consumers and attract advertisers wishing to reach this audience. The Company believes that its strategy of combining Internet and television-based programming enhances its ability to promote the CNET brand, improves its ability to create high quality content and provides the Company with a source of competitive advantage and differentiation. The Company is focused on leveraging its market position, the awareness of its brand among consumers and its relationships with advertisers to create new Internet sites and services related to information technology and the Internet and to capitalize on new business opportunities such as Internet-based electronic commerce. Based on the volume of traffic on its Internet sites and the size of its television audience, the Company believes that it has established a leadership position in its targeted content market. During the fourth quarter 1996, the Company's Internet sites displayed an average of over 2.2 million pages per day on an aggregate basis, and the Company's television programs attracted an average audience of over 2.0 million viewers per week.

     The Company's network of Internet properties began with the launch of CNET.COM in June 1995 and has since attracted more than 1.1 million registered members. CNET.COM is a World Wide Web site that provides news, product reviews, feature stories, interviews and other content about information technology and the Internet. The Company's other Internet properties include NEWS.COM, a technology news service which provides technology news and feature articles; SHAREWARE.COM, ACTIVEX.COM and DOWNLOAD.COM, software services which allow users to search and browse a master index of over 240,000 software titles and to download shareware and freeware from a variety of Internet software archives; BUYDIRECT.COM, which allows users to purchase software for delivery over the Internet; SEARCH.COM, a search service which provides an organized, customizable collection of over 450 Internet search engines and directories that are reviewed by the Company's editorial staff; GAMECENTER.COM, which provides editorial, reviews and downloading services for the online gaming community; and MEDIADOME.COM, a site developed in conjunction with Intel Corporation, which provides periodic webisodes to showcase media events taking advantage of the latest Internet media enabling technologies. In March 1997, the Company entered into licensing agreements for the international distribution of its content through the planned launch of international sites called CNET Briefs. These licensing agreements are with local companies in markets in Canada, Japan, Taiwan, Hong Kong, Singapore, Indonesia, Korea, Thailand, Malaysia and the Philippines.

The Company's television series include: CNET CENTRAL, which launched in April 1995 and is a half-hour magazine format program devoted to exploring the world of information technology and the Internet; THE NEW EDGE, which launched in July 1996 and is a half-hour magazine format program showcasing technological breakthroughs and how they will change our lives; THE WEB, which also launched in July 1996 and is a one hour program showing viewers the hottest Web sites and technologies and includes interviews with industry leaders; and TV.COM, a syndicated program which launched in September 1996 and showcases for a broadcast audience the world of the Internet and digital technologies. CNET's television shows are produced by the Company and, with the exception of TV.COM, are carried nationally on the USA Network and the Sci-Fi Channel, both of which are owned by USA Networks. TV.COM is produced in conjunction with Golden Gate Productions, and is syndicated into over 120 markets nationally. Additionally, CNET television has been licensed to broadcasters in Japan, Taiwan, Singapore and Thailand.

The Company is a Delaware corporation and was formed in December 1992.

INDUSTRY BACKGROUND

     The Company believes that a significant opportunity exists to provide Internet content and television programming related to information technology and the Internet. Growing use of the Internet and the World Wide Web (the "Web") has created opportunities for content providers and their advertising customers to reach and interact with millions of Internet users. Due to its interactive nature, the Web is emerging as a vehicle that is complementary and, in several respects, superior to traditional television and print media in terms of its ability to provide targeted content to consumers and to generate cost-effective results for certain advertisers.

     The market for computer-related content has historically been served primarily through print publications. According to Cowles/Simba Information Inc., the top 18 consumer publications focused on computers and related technologies had $805 million in advertising revenues in 1996, and the top 32 trade publications within this category had $983 million in advertising revenues in 1996. The Company believes that the market for content relating to information technology and the Internet is growing rapidly and is emerging as an area well-suited to a combined Internet and television-based programming approach. According to Jupiter Communications, the market for advertising on the Internet was approximately $260 million in 1996 and is expected to grow to over $5 billion by the year 2000.

     The advertising model that is emerging on the Internet is similar to the model prevalent in print and television media and involves the payment by advertisers to Internet content and service providers of advertising fees, based primarily on the demographics of the audience and the number of impressions delivered. The Company believes that the opportunities for Internet content providers to generate advertising revenues are growing due to increasing Internet usage by businesses and consumers and the growing recognition by advertisers of the potential advantages of Internet-based advertising over advertising in traditional media. Today, many advertisers are paying Internet content providers to display their corporate logos and current promotions in advertising banners on the providers' Internet sites.

STRATEGY

     The Company's objective is to be the leading provider of Internet content and television programming related to information technology and the Internet. The Company seeks to provide entertaining and interactive content to engage technology-oriented consumers and attract advertisers wishing to reach this audience. Key elements of the Company's strategy include:

PROVIDE COMPELLING CONTENT

     The Company seeks to provide current, comprehensive and entertaining editorial content through its Internet sites and television programs, with the objective of building a loyal audience of repeat Internet users and television viewers.


FURTHER DEVELOP MARKET AWARENESS AND BRAND RECOGNITION

     The Company believes that further leverage of the CNET brand is a critical aspect of its efforts to attract and expand its Internet and television audience. The Company seeks to promote and reinforce its brand through leveraging traffic on its network of Internet sites, through the continued launch of new sites which address the editorial needs of information technology consumers, and through its television programming.

LEVERAGE TELEVISION PROGRAMMING

     In addition to using its television programming to promote the CNET brand, the Company believes that its experience in developing and producing television programming complements and strengthens its ability to develop high-quality Internet content. The Company believes that the Internet as a medium is more closely analogous to a hybrid between television and print, and that quality Internet sites should be produced as multimedia offerings, rather than being written like printed publications.

LEVERAGE TECHNOLOGY TO ENHANCE CONTENT

     The Company seeks to capitalize on available technology to create compelling Internet content, to improve the speed and performance of its Internet sites and to enhance the user's experience through customization and personalization of content. The Company strives to improve the attractiveness and usefulness of its Internet content by using the latest software tools and supporting the latest technology standards, including Macromedia's Shockwave, Microsoft's ActiveX, Progressive Networks' RealAudio and Sun Microsystems' Java, as well as the leading Web browsers.

CREATE VALUE FOR ADVERTISERS

     The Company believes that its Internet users, given their interest in computer-related technology and their ability and willingness to obtain information over the Internet, are generally an attractive audience for advertisers and are relatively comfortable buying software and other computer-related products over the Internet. The Company employs a combination of proprietary and third party advertising generation, placement, tracking and feedback technologies and services to help advertisers qualify and quantify the effectiveness of their Internet advertising campaigns.

LEVERAGE BRAND, INFRASTRUCTURE AND EXISTING RELATIONSHIPS

     The Company is continually exploring opportunities to leverage its brand, infrastructure and existing audience and advertising customer base by introducing new Internet sites and television programs and by offering new services. For example, the Company believes that the successful introduction of NEWS.COM was facilitated by the Company's ability to use its existing infrastructure, to direct traffic from existing sites and to sell advertisements to existing advertising customers. The Company's site management software is also available to enhance the functionality of all of the Company's sites, and features developed for one site can often be employed by other sites. The Company attempts to move quickly to take advantage of new opportunities, and believes that a significant competitive advantage could be obtained by seizing market initiatives more quickly and decisively than its competitors.

     The success of the Company's business strategy will depend to a significant extent on the Company's ability to expand its operations by successfully developing new Internet sites and services and enhancing existing ones. From time to time, the Company also entertains new business opportunities and ventures in a broad range of areas. Any decision by the Company to pursue a significant business expansion or new business opportunity would likely require a substantial investment of capital, which could have a material adverse effect on the Company's financial condition and its ability to implement its existing business strategy. Such an investment could also result in large and prolonged operating losses for the Company. Further, the pursuit of expansion or new business opportunities would place additional, substantial burdens on the Company's management personnel and its financial and operational systems. There can be no assurance that any new Internet site or service or other new business venture would be developed in a cost effective or timely matter or would achieve market acceptance. Any such venture that is not favorably received by consumers could damage the Company's reputation or the CNET brand. There can be no assurance that any significant business expansion or new business opportunity would ever be profitable, and a failure by the Company to recover the substantial investment required could have a material adverse effect on the Company's business, financial condition and operating results.

INTERNET SITES AND SERVICES

     All of the Company's Internet sites are offered under the CNET brand and provide content and services to users interested in information technology and the Internet. CNET Internet sites have attracted over 1.1 million registered members and currently send over 1.4 million electronic mail newsletters to members each week.

     Internet sites currently operated by the Company include:

                     LAUNCH DATE    DESCRIPTION
                     -----------    ------------
CNET.COM             June 1995     The Company's flagship site, offering news, product
                                   reviews, feature stories, interviews and other editorial
                                   content about information technology and the Internet

SHAREWARE.COM    November 1995     Editorial site, search engine and
                                   download facility focused on freeware and shareware

SEARCH.COM       March 1996        Organized collection of over 450 search
                                   engines and directories, including
                                   popular, broad-based search engines and
                                   directories and those dedicated to
                                   specific subject areas

NEWS.COM         September 1996    Editorial site featuring the latest news and
                                   analysis about the Internet and the
                                   computer industry

DOWNLOAD.COM     October 1996      Editorial site, search engine
                                   and download facility focused on software

ACTIVEX.COM      October 1996      Editorial site featuring ActiveX software
                                   downloads, news and information




GAMECENTER.COM  November 1996      Editorial site featuring reviews and
                                   information about popular computer games and
                                   links to downloadable games

BUYDIRECT.COM    November 1996     Secure environment for facilitating the purchase
                                   of software direct from the vendor

MEDIADOME.COM   December 1996      Site co-developed with Intel offering rich,
                                   interactive multi-media experiences


CNET.COM. The Company's flagship Internet site, CNET.COM, was launched in June 1995 and serves as a central point on the Internet for the members of the CNET community. The Company believes that CNET.COM has become a leading source on the Internet of news, reviews and other editorial content related to information technology and the Internet.

SHAREWARE.COM. The Company's second Internet site, SHAREWARE.COM, was launched in November 1995. SHAREWARE.COM accesses CNET's Virtual Software Library ("VSL"), through which users can search, browse and download from a master index of over 240,000 shareware and freeware titles available on the Internet. Users of SHAREWARE.COM can search the VSL index based on their particular computer or operating system or by keywords related to the functions of the software. Users can also browse through the contents of the database by category (for example, utilities, games, business applications or communications) or browse through a listing of new arrivals or the most popular titles.

SEARCH.COM. Launched in March 1996, SEARCH.COM is an organized collection of search engines and directories, including popular, broad-based search engines and directories and those dedicated to specific subject areas. As the amount of content on the Internet has grown, numerous companies have developed very specific search engines that allow users to find Internet sites or information related to specific subject areas. SEARCH.COM provides easy access to the Internet's most popular search engines, as well as specialty search engines, and currently presents them in categories such as Arts, Business, Computing, Directories, Employment, Entertainment, Government, News, Sports, Travel, Usenet and World Wide Web. Users also have the ability through SEARCH.COM to personalize their default page with search boxes from pre-selected search engines and links to particular Internet sites chosen by the user.

NEWS.COM. In September 1996, the Company launched NEWS.COM, which is an editorial site focused exclusively on providing daily coverage of breaking news and scheduled events, in-depth analyses and original reporting related to the computer industry, the Internet and computer industry personalities. NEWS.COM is designed to provide broad coverage of these industries and to appeal to information technology professionals, as well as industry participants, corporate information systems officers and members of the financial community. The site competes with weekly computer trade publications by offering more current news and information and by integrating text, audio and video to deliver high quality content. As a complement to its daily news, the Company produces a daily audio report on the digital news of the day. Using Progressive Networks' RealAudio software (which users can download through the Company's Internet sites), users can hear the voices of the newsmakers themselves on the issues of the day, such as a U.S. Congressman responding to the morning's developments on telecommunications reform or the president of a technology company announcing a new Internet product.

DOWNLOAD.COM. In October 1996, the Company launched DOWNLOAD.COM, to provide search, browse and download capabilities similar to SHAREWARE.COM. Whereas SHAREWARE.COM is a search engine for users trying to find an ftp site for a specific title across a database encompassing hundreds of thousands of software titles, DOWNLOAD.COM is an organized directory of approximately 7,000 files which have descriptions and can be sorted by the user to find the most popular titles in a given category.

ACTIVEX.COM. In October 1996, the Company launched ACTIVEX.COM to offer Internet users the definitive site for finding news, reviews, information and downloads of ActiveX components.

GAMECENTER.COM. Launched in November 1996, GAMECENTER.COM provides the latest news and information about popular computer games and serves online game players with current information and interactive product reviews, as well as links to popular downloads of the newest games, tips and tricks, and information for connecting with other game players.

BUYDIRECT.COM. In November 1996, the Company launched BUYDIRECT.COM, a site which enables users to purchase and download software direct from the vendor.

MEDIADOME.COM. The December 1996 launch of Mediadome brought together the Web media competencies of CNET and Intel Corporation to produce a site which showcases multimedia enabling hardware and software technologies. Mediadome produces periodic "webisodes" in conjunction with the launch of movies, concerts and other media events. A recent webisode on Mediadome gave users an opportunity to simulate landing a plane within an environment designed to look and feel like the plane in the movie "Turbulence".

     The Company's future success depends upon its ability to deliver original and compelling Internet content about information technology and the Internet in order to attract users with demographic characteristics valuable to the Company's advertising customers. There can be no assurance that the Company's content will be attractive to a sufficient number of Internet users to generate advertising revenues. There also can be no assurance that the Company will be able to anticipate, monitor and successfully respond to rapidly changing consumer tastes and preferences so as to attract a sufficient number of users to its sites. Internet users can freely navigate and instantly switch among a large number of Internet sites, many of which offer original content, making it difficult for the Company to distinguish its content and attract users. In addition, many other Internet sites offer very specific, highly targeted content that could have greater appeal than the Company's sites to particular subsets of the Company's target audience. If the Company is unable to develop Internet content that allows it to attract, retain and expand a loyal user base possessing demographic characteristics attractive to advertisers, the Company will be unable to generate advertising revenues, and its business, financial condition and operating results will be materially adversely affected.

     The Company's ability to advertise on other Internet sites and the willingness of the owners of such sites to direct users to the Company's Internet sites through hypertext links are critical to the success of the Company's Internet operations. Other Internet sites, particularly search engines, directories and other navigational tools managed by Internet service providers and Web browser companies, significantly affect traffic to the Company's Internet sites. In addition, the Company relies on the cooperation of owners and operators of shareware and software archives and Internet content and search services in connection with the operation of its Virtual Software Library and its SEARCH.COM sites and expects to rely on such owners and operators in connection with future Internet sites. There can be no assurance that such cooperation will be available on acceptable commercial terms or at all. The Company's ability to develop original and compelling Internet content is also dependent on maintaining relationships with and using products provided by third party vendors of Internet development tools and technologies, such as Macromedia's Shockwave, Microsoft's ActiveX, Progressive Networks' RealAudio and Sun Microsystems' Java. Developing and maintaining satisfactory relationships with third parties could become more difficult and more expensive as competition increases among Internet content providers. If the Company is unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if the Company's competitors are better able to leverage such relationships, the Company's business, financial condition and operating results will be materially adversely affected.

     There can be no assurance that any of the Company's recently developed Internet sites or television programming will achieve market acceptance or that the Company will be able to develop additional Internet sites or television programs in a cost effective or timely manner. New Internet sites and television programs could also divert users from the Company's existing sites and programs and bring the Company into direct competition with new competitors. In addition, any new Internet site or television program launched by the Company that is not favorably received by consumers could damage the Company's reputation or the CNET brand. Launching new Internet sites and television programs will also require significant additional expenses and programming and editorial resources and will strain the Company's management, financial and operational resources. Furthermore, certain of the Company's Internet sites rely on untested business models, such as generating transaction-based revenue through Internet commerce. Although the Company has begun to generate some revenue from Internet commerce, there can be no assurance that the Company will be able to continue to generate revenues from new sources in the future. The Company's failure to launch new Internet sites or television programs in a cost effective and timely manner, the lack of market acceptance of new sites or television programs or the Company's inability to generate revenues from new sites or television programs sufficient to offset the associated costs could have a material adverse effect on the Company's business, financial condition or operating results.

     Rapid growth in the use of and interest in the Internet is a recent phenomenon, and there can be no assurance that acceptance and use of the Internet will continue to develop or that a sufficient base of users will emerge to support the Company's business. Revenues from the Company's Internet operations will depend largely on the widespread acceptance and use of the Internet as a source of information and entertainment and as a vehicle for commerce in goods and services. The Internet may not be accepted as a viable commercial medium for a number of reasons, including potentially inadequate development of the necessary network infrastructure, timely development of enabling technologies or commercial support for Internet-based advertising. To the extent that the Internet continues to experience an increase in users, an increase in frequency of use or an increase in the bandwidth requirements of users, there can be no assurance that the Internet infrastructure will be able to support the demands placed upon it. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased government regulation. Changes in the pricing or quality of, or insufficient availability of, telecommunications services to support the Internet also could result in higher prices to end users or slower response times and could adversely affect use of the Internet generally and of the Company's Internet sites in particular. If use of the Internet does not continue to grow or grows more slowly than expected, or if the Internet infrastructure does not effectively support growth that may occur, the Company's business, financial condition and operating results would be materially adversely affected.

TELEVISION

     The Company produces television programming for viewers interested in information technology and the Internet. The Company's television programming is intended to complement and strengthen the Company's Internet operations by building brand awareness, attracting new users and generating content that can also be presented through the Internet. Three of the Company's programs are carried nationally on cable television through the USA Network and the Sci-Fi Channel, both of which are owned by USA Networks, and one program is aired nationally on broadcast television. All the programs are produced in-house by the Company in its San Francisco headquarters studio. CNET employs a permanent staff of producers, researchers, editors and directors to create its programs and hires additional freelance camera crews and freelance producers as appropriate.

     DIGITAL DOMAIN. Three of the Company's programs, CNET CENTRAL, THE WEB, and THE NEW EDGE are aired in a two hour programming block on the Sci-Fi Channel, and are referred to as THE DIGITAL DOMAIN. Additionally, CNET CENTRAL is aired nationally on USA Network and locally on KPIX-TV, the San Francisco CBS affiliate. The USA Network reaches over 70 million cable television homes, and the Sci-Fi Channel (an affiliate of USA Networks), reaches over 40 million cable homes. Based on Nielson Ratings, the three programs reached an average weekly audience of 1,000,000 viewers during the fourth quarter of 1996.

     CNET CENTRAL. Launched in April 1995 as the Company's first television program, CNET CENTRAL covers the latest in news, features and human interest stories relating to information technology and the Internet. The series includes news updates from CNET's news staff and demonstrations of new and interesting Internet sites. CNET CENTRAL also covers new product introductions, such as the release of new games, applications and tools, and related product reviews and demonstrations. Viewers are encouraged to visit CNET's Internet sites for more detailed information and reviews and to download available software.

     THE WEB. Launched in July 1996, THE WEB is an hour long show focused on the Internet and online services and is similar in style to CNET CENTRAL, but with increased use of in-studio interviews and demonstrations. The Web shows viewers the hottest Web sites, explains the latest tools and covers the Internet culture.

     THE NEW EDGE. Launched in July 1996, THE NEW EDGE is a half-hour, magazine format show that focuses on new technological breakthroughs and how they will change our lives. Each program contains four segments that cover topics from action/adventure and entertainment, to the healthcare industry and computer science.

     TV.COM. Launched in September 1996, TV.COM is a half-hour program that offers the latest news, gossip and interviews relating to information technology and the Internet. TV.COM is distributed under a syndication agreement with Golden Gate Productions, L.P. and airs nationally on broadcast television in over 120 markets. During the fourth quarter of 1996, TV.COM achieved an average weekly audience of approximately 1,000,000 viewers.

     Using material from its tape library, the Company also produces 90-second inserts about information technology and the Internet for syndication to local news operations around the country. These inserts are designed to help promote the CNET brand and typically feature a host from CNET CENTRAL standing in the CNET studio in front of the CNET logo. The inserts are syndicated into 40 local markets (including Los Angeles, California and Cleveland, Ohio) and achieved an average cumulative audience estimated at over 6 million viewers per week. The Company's technology inserts are sold by Preview Media pursuant to an agreement between the two companies under which CNET is responsible for producing the inserts and Preview Media is responsible for syndicating and distributing them into local news markets. The Company and Preview Media share all net revenues of the venture equally.

     There can be no assurance that the Company's television programming will be accepted by television broadcasters, cable networks or their viewers. The successful development and production of television programming is subject to numerous uncertainties, including the ability to anticipate and successfully respond to rapidly changing consumer tastes and preferences, obtain favorable distribution rights, fund new program development and attract and retain qualified producers, writers, technical personnel and television hosts. If the Company is unable to develop television programming that allows it to attract, retain and expand a loyal television audience, the Company will be unable to achieve its strategic objectives, and its business, financial condition and operating results will be materially adversely affected.

AGREEMENT WITH USA NETWORKS

     Through June 30, 1996, CNET CENTRAL was carried nationally by
USA Networks pursuant to an agreement between the Company and USA Networks, entered into in February 1995, under which the Company paid USA Networks a monthly fee of approximately $147,000 and received the right to sell all of the available advertising during the program and to retain all advertising revenues. In connection with this agreement, the Company issued USA Networks a warrant to purchase an aggregate of 516,750 shares of Common Stock at an exercise price of $2.41 per share. The warrant was scheduled to vest in eight equal quarterly installments beginning July 1, 1996, provided that USA Networks continued to carry CNET CENTRAL in accordance with the agreement.

     In April 1996, the Company and USA Networks amended their agreement, effective July 1, 1996. Under the amended agreement, USA Networks licenses the right to carry CNET CENTRAL, THE WEB and THE NEW EDGE for an initial one year term and is entitled to sell all available advertising on the three programs. In exchange, USA Networks pays a fee to the Company which is limited to the Company's costs of producing the three programs and will in no event exceed $5.2 million for the initial one year term. In January 1997, USA Networks extended the agreement with respect to the three programs for an additional year, during which the fee payable to the Company will again be limited to the costs of producing such programs, subject to a maximum amount of $5.5 million. There can be no assurance that the contract with USA Networks will be extended after June 30, 1998 or that the Company will be able to distribute its programming through USA Networks or any other television network if the contract is not extended. USA Networks is not required to carry any of the programming that it purchases from the Company under the agreement. If USA Networks chooses not to carry the Company's television programming, there can be no assurance that the Company would be able to obtain alternative distribution through other cable channels or networks on acceptable commercial terms or at all. If the Company is unable to secure and maintain distribution for its television programming on acceptable commercial terms, the Company will be unable to achieve the strategic objectives of its television programming, which would have a material adverse effect on the Company's business, financial condition and operating results.

     Pursuant to the amended agreement, the Company and USA Networks also agreed to modify the vesting provisions of the warrant previously granted to USA Networks. Under the amended agreement, the warrant became exercisable with respect to 206,700 shares of Common Stock (40% of the total) on July 1, 1996. The warrant will become exercisable with respect to an additional 155,025 shares (30% of the total) on June 30, 1997 if, during the year ended on such date, USA Networks has transmitted at least 90% of the three programs covered by the agreement during their regularly scheduled time periods, or during other times at least as favorable. The warrant will become exercisable with respect to the remaining 155,025 shares (30% of the total) on June 30, 1998, if during the year ended June 30, 1998, USA Networks has transmitted at least 90% of the episodes of such programs during their regularly scheduled time periods, or during other times at least as favorable. With respect to the June 30, 1997 and 1998 vesting provisions, if USA Networks transmits less than 90% but more than 70% of the required programs, then the warrant will vest with respect to a portion of the scheduled amount based on the extent to which such percentage exceeds 70%.

     In connection with the extension of the agreement in January 1997, the Company agreed that the warrants will vest in full on December 31, 2006, to the extent they have not previously vested. As a result of this change, the Company will incur a one-time charge to earnings of approximately $7.0 million during the first quarter of 1997.

     During the initial one-year term of the amended agreement, which ends on June 30, 1997, the Company has agreed to pay USA Networks a fee of $1.0 million for the right to cross-market the Company's Internet sites on the television programs produced by the Company for USA Networks. During the second year extension the Company will pay a fee of $750,000 for the right to continue such cross-marketing activities. These fees are reported by the Company as marketing expenses.

SALES AND MARKETING

     The Company's sales and marketing staff consisted of 52 full-time employees at December 31, 1996, located in the Company's headquarters in San Francisco, California, and in a sales office in New York, New York.

     The Company's Internet revenues are derived from the sale of advertising by the Company's direct sales organization. The Company provides discounts from its rate card for multiple package purchases and for longer-term agreements. CNET provides a number of services free of charge to its advertisers, including advertising response tools and advertising targeting. Advertisers can also take advantage of the Company's full-time consulting group, which provides assistance and advice in implementing Internet-based advertising campaigns.

     Under the Company's initial agreement with USA Networks, the Company had the right to sell all of the available advertising during its CNET CENTRAL television series through June 30, 1996, and the Company's direct sales organization had been responsible for advertising sales related to the series. Under the Company's amended agreement with USA Networks, which became effective on July 1, 1996, USA Networks is entitled to sell all available advertising on the three programs covered by the agreement, and the Company receives a license fee payable to the Company by USA Networks. Consequently, beginning on July 1, 1996, the Company's direct sales force was no longer involved in the sale of television advertising.

   The Company's revenues through December 31, 1996 were derived from the sale of advertising on its Internet sites and from advertising and license fees from producing its television programs. Each of the Company's advertising contracts can be terminated by the customer at any time on very short notice. Consequently, the Company's advertising customers may move their advertising to competing Internet sites or from the Internet to traditional media, quickly and at low cost, thereby increasing the Company's exposure to competitive pressures and fluctuations in net revenues and operating results. In selling Internet advertising, the Company also depends to a significant extent on advertising agencies, which exercise substantial control over the placement of advertising for the Company's existing and potential advertising customers. If the Company loses advertising customers, fails to attract new customers or is forced to reduce advertising rates in order to retain or attract customers, the Company's business, financial condition and operating results will be materially adversely affected. See Note 7 of Notes to Financial Statements.

     The Company's marketing activities are designed to promote the CNET brand and to attract consumers to its Internet sites and television programming. The Company currently retains approximately 20% of its inventory of Internet advertising banners to promote its own content and services. The Company also uses its electronic newsletters, NEWS.COM DISPATCH, DIGITAL DISPATCH and SOFTWARE DISPATCH, to promote and cross-market its services. The Company's marketing efforts also include participation in trade shows, conferences, speaking engagements, print, television, radio and Internet advertising campaigns and efforts to generate exposure in trade magazines and general interest magazines and newspapers.

     The Company's Internet advertising customers have only limited experience with the Internet as an advertising medium and neither such customers or their advertising agencies have devoted a significant portion of their advertising budgets to Internet-based advertising in the past. A significant portion of the Company's potential customers have no experience with the Internet as an advertising medium and have not devoted any significant portion of their advertising budgets to Internet-based advertising in the past. In order for the Company to generate advertising revenues, advertisers and advertising agencies must direct a significant portion of their budgets to the Internet and, specifically, to the Company's Internet sites. There can be no assurance that advertisers or advertising agencies will be persuaded to allocate or continue to allocate significant portions of their budgets to Internet-based advertising, or, if so persuaded, that they will find Internet-based advertising to be more effective than advertising in traditional media such as print, broadcast and cable television, or in any event decide to advertise or continue to advertise on the Company's Internet sites. Acceptance of the Internet among advertisers and advertising agencies will also depend to a large extent on the level of use of the Internet by consumers, which is highly uncertain, and on the acceptance of new methods of conducting business and exchanging information. Advertisers and advertising agencies that have invested substantial resources in traditional methods of advertising may be reluctant to modify their media buying behavior or their systems and infrastructure to use Internet-based advertising. Furthermore, no standards to measure the effectiveness of Internet-based advertising have yet gained widespread acceptance, and there can be no assurance that such standards will be adopted or adopted broadly enough to support widespread acceptance of Internet-based advertising. If Internet-based advertising is not widely accepted by advertisers and advertising agencies, the Company's business, financial condition and operating results will be materially adversely affected.

     Promotion of the CNET brand will depend largely on the Company's success in providing high quality Internet and television programming, which cannot be assured. If consumers do not perceive the Company's existing Internet and television content to be of high quality, or if the Company introduces new Internet sites or television programs or enters into new business ventures that are not favorably received by consumers, the Company will be unsuccessful in promoting and maintaining its brand. To the extent the Company expands the focus of its operations beyond providing Internet and television content related to information technology and the Internet, the Company risks diluting its brand, confusing consumers and decreasing the attractiveness of its audience to advertisers. Furthermore, in order to attract and retain Internet users and television viewers, and to promote and maintain the CNET brand in response to competitive pressures, the Company may find it necessary to increase its budgets for Internet content and television programming or otherwise to increase substantially its financial commitment to creating and maintaining a distinct brand loyalty among consumers. If the Company is unable to provide high quality content or otherwise fails to promote and maintain its brand, or if the Company incurs excessive expenses in an attempt to improve its content or promote and maintain its brand, the Company's business, financial condition and operating results will be materially adversely affected.

TECHNOLOGY

     The Company maintains a technology office in Bridgewater, New Jersey, that focuses on developing and implementing proprietary tools to manage and improve the Company's Internet sites and advertising services. The Company's efforts to develop Internet site management technologies are focused on improving the speed and reliability of the Company's Internet sites, creating publishing tools for Internet content and developing advertisement tracking and management tools. Using its internally developed publishing tools, the Company is able to separate its Internet content, which resides in a database, from the presentation or formatting of the content on the Internet. This separation of content and presentation allows the Company to quickly incorporate new presentation technologies into its sites and to customize the presentation of content and also speeds the production process by enabling the Company's editorial staff of journalists and editors to enter information quickly and to post time-sensitive material with minimal lead time. The Company's Dynamic Advertisement Delivery system allows the Company to customize the delivery of advertisements by placing advertisements on specific Internet pages based on the user's method of Internet access and hardware and software configuration. The Company has also developed an Advertising Response and Monitoring program, which allows advertisers to track and test the effectiveness of their Internet-based marketing programs.

     In July 1996, the Company invested $512,000 in cash and transferred rights to certain of its proprietary site management software systems to Vignette Corporation ("Vignette"), an Austin, Texas, based software development company, in exchange for a minority equity interest in Vignette. Vignette intends to market an Internet site management system to operators of large Internet sites, such as those operated by the Company, and the Company and various unrelated third parties are currently testing a beta version of Vignette's system. As a result of the Company's investment in Vignette, certain site management technologies that were previously proprietary to the Company are now available to the Company's competitors.

     The market for Internet products and services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging character of these products and services and their rapid evolution will require that the Company continually improve the performance, features and reliability of its Internet content, particularly in response to competitive offerings. There can be no assurance that the Company will be successful in responding quickly, cost effectively and sufficiently to these developments. In addition, the widespread adoption of new Internet technologies or standards could require substantial expenditures by the Company to modify or adapt its Internet sites and services and could fundamentally affect the character, viability and frequency of Internet-based advertising, either of which could have a material adverse effect on the Company's business, financial condition or operating results. In addition, new Internet services or enhancements offered by the Company may contain design flaws or other defects that could require costly modifications or result in a loss of consumer confidence, either of which could have a material adverse effect on the Company's business, financial condition or operating results.

     The satisfactory performance, reliability and availability of the Company's Internet sites and its network infrastructure are critical to attracting Internet users and maintaining relationships with advertising customers. The Company's Internet advertising revenues are directly related to the number of advertisements delivered by the Company to users. System interruptions that result in the unavailability of the Company's Internet sites or slower response times for users would reduce the number of advertisements delivered and reduce the attractiveness of the Company's Internet sites to users and advertisers. The Company has experienced periodic system interruptions in the past and believes that such interruptions will continue to occur from time to time in the future. Additionally, any substantial increase in traffic on the Company's Internet sites will require the Company to expand and adapt its network infrastructure. The Company's inability to add additional software and hardware to accommodate increased traffic on its Internet sites may cause unanticipated system disruptions and result in slower response times. There can be no assurance that the Company will be able to expand its network infrastructure on a timely basis to meet increased demand. Any increase in system interruptions or slower response times resulting from the foregoing factors could have a material adverse effect on the Company's business, financial condition or operating results.

     A party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's Internet operations. The Company may be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, particularly as a means of conducting commercial transactions. To the extent that activities of the Company or third party contractors involve the storage and transmission of proprietary information, such as computer software or credit card numbers, security breaches could expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that contractual provisions attempting to limit the Company's liability in such areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of the Company's agreements.

JOINT VENTURE WITH E! ENTERTAINMENT

     In January 1996, the Company announced the creation of a joint venture with E! Entertainment to launch an Internet site focusing on entertainment news, movies, television, celebrities and gossip. The new Internet site, which the joint venture launched in the third quarter of 1996, is called E! ONLINE (http://www.eonline.com) and is designed to complement the television programming of E! Entertainment's 24 hour cable network, which reaches over 39 million homes, with programming that includes E! NEWS DAILY, THE GOSSIP
SHOW, TALK SOUP and THE HOWARD STERN SHOW. The joint venture, which is owned
50% by the Company and 50% by E! Entertainment, is managed as a separate business and has its own employees, but each party has agreed to provide certain overhead and support services. As part of its commitment, E! Entertainment has given the joint venture online rights to its television programming and agreed to provide marketing support by including the site's Internet address in its on-air and off-air promotions. The Company has agreed to provide certain administrative and infrastructure support, to license certain proprietary technology to the joint venture and to provide oversight with respect to the development of the joint venture's Internet site and the hiring of employees. The Company has also agreed to provide $3.0 million in debt financing to the joint venture during its first two years of operations, which amount is being advanced pursuant to a seven year note, bearing interest at 9% per annum. In addition, the Company has agreed to provide up to an additional $3.0 million in equity capital to the joint venture through January 1999. Except for its commitment to provide $3.0 million in debt financing and $3.0 million in equity capital, the Company is not obligated to provide any financing to the joint venture, but may choose to do so with the consent of E! Entertainment. E! Entertainment is not required to provide any financing to the joint venture. As with other new business opportunities, the E! ONLINE venture will place additional burdens on the Company's management and existing operations. There can be no assurance that E! ONLINE will achieve market acceptance, generate revenues or become profitable, and losses incurred by the joint venture or the inability of the Company to generate an adequate return on its investment could materially adversely affect the Company's business, financial condition or operating results.

COMPETITION

     Competition among content providers is intense and is expected to increase significantly in the future. The Company's Internet and television operations compete against a variety of firms that provide content through one or more media, such as print, broadcast, cable television and the Internet. As with any other content provider, the Company competes generally with other content providers for the time and attention of consumers and for advertising revenues. To compete successfully, the Company must provide sufficiently compelling and popular Internet content and television programming to attract Internet users and television viewers and to support advertising intended to reach such users and viewers. In the Company's content niche of information technology and the Internet, the Company competes in particular with the publishers of computer-oriented magazines, such as Ziff-Davis Publishing Company, International Data Group and CMP Publications, and with television companies that offer computer-related programming, such as the Cable News Network, the Discovery Channel, Jones Computer Network, Mind Extension University and MSNBC, a joint venture between Microsoft Corporation and General Electric's NBC Television Network. Each of these competitors also offers one or more Internet sites with content designed to complement its magazines or television programming.

     In the market for Internet content, the Company competes with other Internet content and service providers, including Web directories, search engines, shareware archives, sites that offer original editorial content, commercial online services and sites maintained by Internet service providers. These competitors include Excite, Inc., Infoseek Corporation, Lycos, Inc., Microsoft Corporation, Netscape Communications Corporation, Time Warner, Inc., PointCast Incorporated, SOFTBANK Corporation, Starwave Corporation and Yahoo! Inc., as well as America Online, Inc., CompuServe, Inc. and Prodigy Services Co. The market for Internet content and services is new, intensely competitive and rapidly evolving. There are minimal barriers to entry, and current and new competitors can launch new sites at relatively low cost. In addition, the Company competes for the time and attention of Internet users with thousands of non-profit Internet sites operated by individuals, government and educational institutions. Existing and potential competitors also include magazine and newspaper publishers, cable television companies and startup ventures attracted to the Internet market. Accordingly, the Company expects competition to persist and intensify and the number of competitors to increase significantly in the future. As the Company expands the scope of its Internet content and services, it will compete directly with a greater number of Internet sites and other media companies. Because the operations and strategic plans of existing and future competitors are undergoing rapid change, it is extremely difficult for the Company to anticipate which companies are likely to offer competitive services in the future. There can be no assurance that the Company's Internet operations will compete successfully.

     With respect to its television operations, the Company competes directly with established broadcast and cable television networks and with other distributors and producers of programming about information technology and the Internet. The Company also faces potential competition from a wide range of existing broadcast and cable television companies, and from joint ventures between television companies and computer-oriented magazine publishers or computer hardware or software vendors, any of which could produce television programming that competes directly with the Company's television programming. For example, Ziff-Davis Publishing Company has commenced production of a computer-oriented television series called The Site, which is carried on MSNBC.

EMPLOYEES

     As of December 31, 1996, the Company had a total of 372 employees, all of whom are based in the United States. Of the total, 201 were involved in the Company's Internet operations, 52 were engaged in marketing and sales, 49 were involved in television production, 41 provided creative services for the Company's Internet and television operations and 29 were in administration and finance. The Company's performance is substantially dependent on the continued services of Halsey M. Minor, Shelby W. Bonnie and the other members of its senior management team, as well as on the Company's ability to retain and motivate its other officers and key employees. The Company does not have "key person" life insurance policies on any of its officers or other employees. The Company's future success also depends on its continuing ability to attract and retain highly qualified personnel. The production of content for the Internet and television requires highly skilled writers and editors and personnel with sophisticated technical expertise, and the number of such personnel available is extremely limited. Competition for such personnel among companies with operations involving computer technology, the Internet and television production is intense, and there can be no assurance that the Company will be able to retain its existing employees or that it will be able to attract, assimilate or retain sufficiently qualified personnel in the future. In particular, the Company has encountered difficulties in attracting qualified software developers for its Internet sites and related technologies, and there can be no assurance that the Company will be able to attract and retain such developers. The inability to attract and retain the necessary technical, managerial, editorial and sales personnel could have a material adverse effect on the Company's business, financial condition or operating results. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

     The Company has rapidly and significantly expanded its operations and anticipates that significant expansion of its operations will continue to be required in order to address potential market opportunities. This rapid growth has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. From January 1, 1996 to December 31, 1996, the Company grew from 105 to 372 employees. The increase in the number of employees and the Company's market diversification and product development activities have resulted in increased responsibility for the Company's management. The Company's management will be required to successfully maintain relationships with various advertising customers, advertising agencies, other Internet sites and services, Internet service providers and other third parties and to maintain control over the strategic direction of the Company in a rapidly changing environment. There can be no assurance that the Company's current personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to identify, hire, train, motivate or manage required personnel or that management will be able to successfully identify and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, the Company's business, financial condition and operating results will be materially adversely affected.

INTELLECTUAL PROPERTY

     The Company's success and ability to compete is dependent in part on the protection of its original content for the Internet and television and on the goodwill associated with its trademarks, trade names, service marks and other proprietary rights. The Company relies on copyright laws to protect the original content that it develops for the Internet and television, including its editorial features and its Virtual Software Library database. In addition, the Company relies on federal trademark laws to provide additional protection for the appearance of its Internet sites. A substantial amount of uncertainty exists concerning the application of copyright and trademark laws to the Internet, and there can be no assurance that existing laws will provide adequate protection for the Company's original content or its Internet domain names. In addition, because copyright laws do not prohibit independent development of similar content, there can be no assurance that copyright laws will provide any competitive advantage to the Company.

     The Company has filed applications to register a number of its trademarks and service marks, including the name "CNET" and the related logo and the names CNET.COM, SHAREWARE.COM, SEARCH.COM and DOWNLOAD.COM, but no federal registrations have been granted for any names or marks used by the Company. The Company also asserts common law protection on certain names and marks that it has used in connection with its business activities. Two third parties objected to the Company's application to register the service mark "c|net: the computer network," and, in connection with one of these objections, the Company agreed not to use such mark for any real estate or insurance related services. There can be no assurance that the Company will be able to secure registration for any of its marks. The Company has also invested significant resources in purchasing Internet domain names for existing and potential Internet sites from the registered owners of such names. There is a substantial degree of uncertainty concerning the application of federal trademark law to the protection of Internet domain names, and there can be no assurance that the Company will be entitled to use such domain names.

     The Company relies on trade secret and copyright laws to protect the proprietary technologies that it has developed to manage and improve its Internet sites and advertising services, but there can be no assurance that such laws will provide sufficient protection to the Company, that others will not develop technologies that are similar or superior to the Company's, or that third parties will not copy or otherwise obtain and use the Company's technologies without authorization. The Company has filed patent applications with respect to certain of its software systems, methods and related technologies, but there can be no assurance that such applications will be granted or that any future patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide a competitive advantage for the Company. In addition, the Company relies on certain technology licensed from third parties, and may be required to license additional technology in the future, for use in managing its Internet sites and providing related services to users and advertising customers. The Company's ability to generate revenues from Internet commerce may also depend on data encryption and authentication technologies that the Company may be required to license from third parties. There can be no assurance that these third party technology licenses will be available or will continue to be available to the Company on acceptable commercial terms or at all. The inability to enter into and maintain any of these technology licenses could have a material adverse effect on the Company's business, financial condition or operating results.

     Policing unauthorized use of the Company's proprietary technology and other intellectual property rights could entail significant expense and could be difficult or impossible, particularly given the global nature of the Internet and the fact that the laws of other countries may afford the Company little or no effective protection of its intellectual property. In addition, there can be no assurance that third parties will not bring claims of copyright or trademark infringement against the Company or claim that the Company's use of certain technologies violates a patent. The Company anticipates an increase in patent infringement claims involving Internet-related technologies as the number of products and competitors in this market grows and as related patents are issued. Further, there can be no assurance that third parties will not claim that the Company has misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights in connection with its Internet content or television programming. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, require the Company to enter into costly royalty or licensing arrangements or prevent the Company from using important technologies or methods, any of which could have a material adverse effect on the Company's business, financial condition or operating results.

     As a publisher and a distributor of content over the Internet and television, the Company also faces potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that it publishes or distributes. Such claims have been brought, and sometimes successfully pressed, against online services. In addition, the Company could be exposed to liability with respect to material indexed in its Virtual Software Library or its various search services. Although the Company carries general liability insurance, the Company's insurance may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company's business, financial condition or operating results.

GOVERNMENT REGULATION

     As a provider of Internet content, the Company is subject to the provisions of the recently enacted Communications Decency Act (the "CDA"), which, among other things, impose criminal penalties on anyone that distributes "obscene" or "indecent" material over the Internet. Although the manner in which the CDA and similar state laws will be interpreted and enforced and their effect on the Company's operations cannot yet be fully determined, they could subject the Company to substantial liability. For example, the Company does not and cannot practically screen the contents of its Virtual Software Library, which generates an index and facilitates the downloading of over 240,000 software titles, some of which could contain material that implicates the CDA. The CDA and similar state laws could also dampen the growth of the Internet generally and decrease the acceptance of the Internet as an advertising medium, and could, thereby, have a material adverse effect on the Company's business, financial condition or operating results. It is also possible that new laws and regulations will be adopted covering issues such as privacy, copyright infringement, obscene or indecent communications and the pricing, characteristics and quality of Internet products and services. Application to the Internet of existing laws and regulations governing issues such as property ownership, libel and personal privacy is also subject to substantial uncertainty.

     The television industry is subject to extensive regulation at the federal, state and local levels. In addition, legislative and regulatory proposals under consideration by Congress and federal agencies may materially affect the industry and the Company's ability to obtain distribution for its television programming.

     There can be no assurance that the CDA or other current or new government laws and regulations, or the application of existing laws and regulations, will not subject the Company to significant liabilities, significantly dampen growth in Internet usage, prevent the Company from obtaining distribution for its television programming, prevent the Company from offering certain Internet content or services or otherwise cause a material adverse effect on the Company's business, financial condition or operating results.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases approximately 55,000 square feet of office and studio space in San Francisco, California, that, together with approximately 19,000 square feet of additional space under short-term leases in two other buildings in San Francisco, California, houses the Company's principal administrative, finance, sales, marketing, Internet production and television production operations. In addition, the Company leases approximately 8,000 square feet of office space in Bridgewater, New Jersey, that is used primarily by technology personnel and 3,000 square feet of office space in New York, New York, that is used primarily by sales personnel.

     The Company's San Francisco headquarters facility is leased through December 31, 1999, and the Company has two five year renewal options. In the first quarter of 1997, the Company entered into leases on approximately 57,000 square feet of additional office space. The Company occupied and commenced lease payments on approximately 12,000 square feet in January 1997; and expects to occupy and commence lease payments on 16,000 square feet in May 1997 and 29,000 square feet in September 1997. The leases expire between April 2001 and August 2004. The Company believes that the general condition of its leased real estate is good and that its facilities are generally suitable for the purposes for which they are being used. However, the Company anticipates that additional facilities will be required if the Company is successful in achieving its growth objectives.

     The Company's Internet and television operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond the Company's control. All of the Company's servers and television production equipment is currently located in San Francisco, California, an area that is susceptible to earthquakes. Since launching its first Internet site in June 1995, the Company has experienced system downtime for limited periods of up to a few hours due to power loss and telecommunications failures, and there can be no assurance that interruptions in service will not materially adversely affect the Company's operations in the future. The Company does not carry sufficient business interruption insurance to compensate the Company for losses that may occur, and any losses or damages incurred by the Company could have a material adverse effect on its business, financial condition or operating results.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is from time to time a party to legal proceedings that arise in the ordinary course of business. There is no pending or threatened legal proceeding to which the Company is a party that, in the opinion of the Company's management, is likely to have a material adverse effect on the Company's business, financial condition or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the National Market System of the Nasdaq Stock Market ("Nasdaq") under the symbol "CNWK".

     On July 2, 1997 the Company effected its initial public offering (the "IPO"). The following table sets forth the ranges of high and low trading prices of the common stock for the quarterly periods indicated, as reported by Nasdaq.

                                               High    Low
                                             -------  -------
     Year ended December 31, 1996

     Third quarter                          $20.500   $12.000
     Fourth quarter                         $29.000   $14.188

     At March 14, 1997 the closing price for the Company's common stock, as reported by Nasdaq, was $21.50.

     At March 14, 1997, the approximate number of holders of record of the Company's common stock was 107.

     Simultaneously with the closing of the IPO, the Company sold 600,000 shares of common stock to Intel Corporation in a private offering at a price of $14.88 per share. The purchase agreement governing this transaction includes registration rights pursuant to which Intel can require the Company to effect one registration of the common stock during the first six months of 1997. Thereafter, Intel will be able to require the Company to maintain an effective shelf registration statement covering its shares. Intel is also entitled to incidental registration rights with respect to any offering of common stock by the Company. For so long as Intel owns at least 300,000 of the 600,000 shares purchased, the Company will allow a designee of Intel to attend meetings of the Company's Board of Directors as an observer or, at Intel's option, the Company will appoint a designee of Intel to the Board of Directors of the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     CNET: the computer network is a media company focused on providing original Internet content and television programming relating to information technology and the Internet.

     The Company was formed in December 1992, and its primary operating activities through December 1994 were producing the television pilot for CNET CENTRAL, marketing the pilot to cable networks for distribution, recruiting personnel, purchasing operating assets, marketing the CNET brand and performing initial planning and development for CNET.COM. The Company began to recognize television advertising revenues in April 1995 with the launch of CNET CENTRAL on the USA Network and the Sci-Fi Channel. The Company's first Internet site on the World Wide Web, CNET.COM, became operational in June 1995 and began to generate advertising revenues in October 1995.

     The Company's cost of revenues and operating expenses have grown substantially since the Company's inception. This trend reflects the costs associated with formation of the Company, marketing of CNET CENTRAL to various cable networks to obtain distribution, building an infrastructure, development and preproduction activities for the Company's Internet sites, ongoing costs related to the production of Internet sites and television programming and sales and marketing for the Company and its services. The Company believes that continued expansion of its operations is essential to achieving its strategic goals. The Company therefore intends to continue to substantially increase expenditures in all areas of its operations, resulting in continued increases in cost of revenues and operating expenses.

     The Company has an extremely limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by start-up companies in the television programming industry and in the new and rapidly evolving market for Internet products, content and services. To address these risks, the Company must, among other things, effectively develop new relationships and maintain existing relationships with its advertising customers, their advertising agencies and other third parties, provide original and compelling content to Internet users and television viewers, develop and upgrade its technology, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that the Company will succeed in addressing such risks and the failure to do so could have a material adverse effect on the Company's business, financial condition or operating results. Additionally, the limited operating history of the Company makes the prediction of future operating results difficult or impossible, and there can be no assurance that the Company's revenues will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. Since inception, the Company has incurred significant losses and, as of December 31, 1996, had an accumulated deficit of $29.3 million. The Company expects to continue to incur significant losses on a quarterly and annual basis in the future.

RESULTS OF OPERATIONS

REVENUES


TOTAL REVENUES. The Company began to generate revenues in April 1995, and total revenues were $14.8 million and $3.5 million for 1996 and 1995, respectively.

 TELEVISION REVENUES. Revenues attributable to television operations were $4.7 million and $3.1 million for 1996 and 1995 respectively. From April 1995 through June 1996, television revenues were derived primarily from the sale of advertising during the Company's CNET CENTRAL television series. CNET CENTRAL was carried nationally on USA Network and the SciFi Channel pursuant to an agreement with USA Networks under which the Company was entitled to sell available advertising included in the program. Revenues were recognized upon broadcast based on the number of viewers of the program.

     Effective July 1, 1996, the Company and USA Networks amended their agreement, whereby USA Networks licensed the right to carry CNET CENTRAL and two additional programs, THE NEW EDGE and THE WEB, on its networks for an initial one-year term for a fee equal to the cost of production of those programs up to a maximum of $5.2 million. In January 1997, USA Networks agreed to extend the agreement for an additional year beginning July 1, 1997 and revenues will again be limited to the costs of producing such programs, subject to a maximum amount of $5.5 million. In connection with this extension to the agreement, the Company agreed that the warrants held by USA Networks will vest in full on December 31, 2006, to the extent they have not previously vested. As a result of this change, the Company will incur a one-time charge to earnings of approximately $7.0 million during the first quarter of 1997.

In August 1996, the Company entered into an agreement with Golden Gate Production, L.P.

("GGP"), whereby the Company produces a television program, TV.COM, which is exclusively distributed by GGP. Any revenue from the distribution of TV.COM will first be used to offset costs of distribution and production and thereafter will be shared equally by CNET and GGP.

 INTERNET REVENUES. Revenues attributable to the Company's Internet operations commenced October 1, 1995 and were $10.1 million and $393,000 for 1996 and 1995, respectively. Internet revenues consist primarily of revenues derived from the sale of advertisements on pages delivered to users of the Company's Internet sites. Each delivery of an advertisement on a page of an Internet site is recognized by the Company as a confirmed ad delivered ("CAD"). Advertising revenues are derived principally from arrangements with the Company's advertising customers that provide for a fixed monthly payment for a guaranteed number of CADs. Monthly advertising rates vary depending primarily on the particular Internet site on which advertisements are placed, the total number of CADs purchased during the month and the length of the advertiser's commitment. Advertising revenues are recognized in the period in which the advertisements are delivered. The Company's ability to sustain or increase revenues for Internet advertising will depend on numerous factors, which include, but are not limited to, the Company's ability to increase its inventory of delivered Internet pages on which advertisements can be displayed and its ability to maintain or increase its advertising rates.

     During 1996 and 1995, approximately $760,000 and $104,000, respectively, of Internet revenues were derived from barter transactions whereby the Company delivered advertisements on its Internet sites in exchange for advertisements on the Internet sites of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements received and delivered, and the corresponding revenues and marketing expenses were recognized when the advertisements were delivered.

 REVENUE MIX. Television operations accounted for 32% and 89% and Internet operations accounted for 68% and 11% of total revenues for 1996 and 1995, respectively. This revenue mix was significantly impacted by the different commencement dates of the Company's television and Internet operations in 1995, and additionally by the increase in Internet sites produced by the Company from two at the end of 1995 to nine at the end of 1996.

     The Company expects to experience fluctuations in television and Internet revenues in the future that may be dependent on many factors, including demand for the Company's Internet sites and television programming, the timing of revenue recognition under current or future television licensing arrangements, the costs of producing the television programs under its amended agreement with USA Networks, and the Company's ability to develop, market and introduce new and enhanced Internet content and television programming.

 SIGNIFICANT CUSTOMERS. Two customers accounted for over 10% of total revenues during 1996 with USA Networks and Microsoft Corporation accounting for approximately 19% and 12% of total revenue, respectively. Three customers accounted for over 10% of total revenues during 1995, with MCI, IBM and Hewlett-Packard accounting for approximately 23%, 19% and 14% of total revenues, respectively. There can be no assurance that any of these customers will continue to account for a significant portion of total revenues in any future period. The Company's success will depend on its ability to broaden and diversify its base of advertising customers. If the Company loses advertising customers, fails to attract new customers or is forced to reduce advertising rates in order to retain or attract customers, the Company's business, financial condition and operating results will be materially adversely affected.

 COST OF REVENUES

 TOTAL COST OF REVENUES. The Company did not incur any cost of revenues for 1994 as the Company had not begun its revenue generating activities. Total cost of revenues were $15.3 million and $5.6 million for 1996 and 1995, respectively. Cost of revenues includes the costs associated with the production and delivery of the Company's television programming and the production of its Internet sites. The principal elements of cost of revenues for the Company's television programming have been the production costs of its television programs, which primarily consist of payroll and related expenses for the editorial and production staff, the fee payable, through June 30, 1996, to USA Networks under its initial agreement with the Company and costs for facilities and equipment. The principal elements of cost of revenues for the Company's Internet sites have been payroll and related expenses for the editorial, production and technology staff, as well as costs for facilities and equipment.

 COST OF TELEVISION REVENUES. Cost of revenues related to television programming were $6.2 million and $4.7 million, or 132% and 153% of the related revenues, for 1996 and 1995, respectively. Cost of revenues for television programming for 1995 included costs of approximately $320,000 associated with the initial staffing and preproduction of CNET CENTRAL and costs of approximately $200,000 associated with the special production of a segment used in the first two episodes of the program. Additionally, under its initial agreement with USA Networks, in effect through June 30, 1996, the Company paid fees of $869,000 and $1.4 million in 1996 and 1995, respectively, which were included in cost of revenues. In exchange for this fee, USA Networks agreed to carry the Company's program and allowed the Company to sell available advertising. Under the Company's amended agreement with USA Networks, which became effective July 1, 1996, such a fee was no longer required, and USA Networks was entitled to sell all of the advertising during the Company's programs. In addition, under the amended agreement, the Company produced two new programs in addition to CNET CENTRAL, which increased cost of revenues for television production. In August 1996, the Company entered into an agreement with GGP, whereby the Company produced a television program, TV.COM, which was exclusively distributed by GGP. If the cost of producing all three television programs for USA Networks exceeds the maximum licensing fee or if production costs for TV.COM exceed distribution revenues, the Company may incur a gross deficit with respect to its television operations.

 COST OF INTERNET REVENUES. Cost of revenues for Internet operations were $9.1 million and $891,000 for 1996 and 1995, or 90% and 226% of the related revenues for 1996 and 1995, respectively. The recognition of cost of revenues for Internet operations commenced on October 1, 1995, the date on which the Company began to sell advertising on its first Internet site. Costs incurred prior to October 1, 1995 were recognized as development costs.

     The increase in cost of revenues for Internet operations of $8.2 million from 1995 to 1996 was attributable to twelve months of Internet operations in 1996 as compared to three months of operation in 1995, and additionally, to the increase in Internet sites produced by the Company from two at the end of 1995 to nine at the end of 1996. The increase in Internet sites produced by the Company required significant additional expenditures in payroll and related expenses, and for facilities and equipment. The Company anticipates substantial increases in cost of revenues for Internet production in the future.

 COST OF REVENUES MIX. Cost of television revenues accounted for 41% and 84% and cost of Internet revenues accounted for 59% and 16%, of total cost of revenues for 1996 and 1995, respectively. This mix of cost of revenues was significantly impacted by the different commencement dates of the Company's television and Internet operations in 1995 and by more rapid growth of Internet operations in 1996. The Company anticipates that its cost of Internet revenues will continue to account for an increasing percentage of total cost of revenues in future periods.

     There can be no assurance that the Company will be able to generate sufficient advertising or other revenues in the future to cover its cost of revenues, and failure to do so will result in continued gross deficits and will continue to have a material adverse effect on the Company's business, financial condition and operating results.

SALES AND MARKETING

     Sales and marketing expenses consist primarily of payroll and related expenses, consulting fees and advertising expenses. Sales and marketing expenses were $7.8 million, $2.4 million and $258,000 for 1996, 1995, and 1994, respectively. Sales and marketing expense represented 53% and 68% of total revenue in 1996 and 1995, respectively. Sales and marketing expenses increased by $5.5 million from 1995 to 1996, primarily the result of increased salaries and related expenses of $1.7 million and increased advertising expenses of $2.7 million. Sales and marketing expenses increased by $2.1 million from 1994 to 1995, primarily due to salaries and related expenses of $575,000 for additional personnel and substantial increases in advertising and promotional campaigns for the Company, its television program and its Internet sites. The Company expects sales and marketing expenses to increase substantially in the future.

DEVELOPMENT

     Development expenses consist of expenses incurred in the Company's initial development of new television programming prior to the commencement of its production activities in 1995, the development of new Internet sites and in research and development of new or improved technologies designed to enhance the performance of the Company's Internet sites. Development expenses for television programming included salaries and related expenses, facilities and production equipment and costs for research and development of new programming. Development expenses for Internet operations include expenses for the development and production of new Internet sites and research and development of new or improved technologies, including payroll and related expenses for editorial, production and technology staff, as well as costs for facilities and equipment. Costs associated with the development of a new Internet site are no longer recognized as development expenses when the new site begins generating revenue.

     Development expenses were $3.4 million, $2.3 million and $1.1 million for 1996, 1995 and 1994, respectively. Development expenses represented 23% and 65% of total revenues for 1996 and 1995, respectively. Development expenses increased $1.2 million from 1995 to 1996, primarily due to the development of the seven new Internet sites that the Company launched at various times during 1996. The costs associated with the development of new sites are primarily personnel related but also include other costs, such as facilities and equipment. Development expenses increased $1.2 million from 1994 to 1995, primarily due to costs of $1.9 million for the development of Internet sites, which more than offset a $775,000 decrease in the costs incurred for development of television programming. The Company expects development expenses to increase substantially in the future.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses were $3.8 million, $1.7 million and $1.4 million for 1996, 1995 and 1994 respectively. General and administrative costs represented 25% and 49% of total revenues for 1996 and 1995, respectively. The increase in general and administrative expenses of $2.1 million from 1995 to 1996 was primarily attributable to increased salaries and related expenses for additional personnel. General and administrative expenses increased $318,000 from 1994 to 1995, due primarily to an increases in salaries and benefits. The Company expects general and administrative expenses to increase in future periods as the Company incurs additional costs related to being a public company and expands its administrative staff and facilities to facilitate the growth in its business.

OTHER INCOME (EXPENSE)

     Other income (expense) consists of interest income, interest expense and losses from the Company's investments including a minority interest in Vignette and the joint venture with E! Entertainment. The joint venture, which is owned 50% by the Company and 50% by E! Entertainment, was formed in January 1996 and operates an Internet site, E! ONLINE. The Company agreed to provide $3.0 million in debt financing to the joint venture during its first two years of operations. The Company has recognized 100% of all losses incurred by the joint venture. As of December 31, 1996, the Company had provided $1,776,588 in debt financing to the joint venture and had recognized losses of approximately $1,865,299.

INCOME TAXES

     The Company had a net loss for each of 1996, 1995 and 1994. As of December 31, 1996, the Company has approximately $26.0 million of net operating loss carryforwards for federal income tax purposes, which expire between 2008 and 2011. The Company also has approximately $11.3 million of net operating loss carryforwards for state income tax purposes, which expire between 1998 and 2001. The Company experienced an "ownership change" as defined by Section 382 of the Internal Revenue Code in October 1994. As a result of the ownership change, the Company's use of its federal and state net operating loss carryforwards is subject to limitation. The ability to use net operating loss carryforwards may be further limited should the Company experience another "ownership change" as defined by Section 382 of the Internal Revenue Code. See Note 3 of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company initially financed its operations through private sales of preferred stock which totaled approximately $23.8 million in gross proceeds (including approximately $3.6 million in principal and $118,000 in accrued interest on notes that were cancelled in exchange for preferred stock). In July 1996, the Company effected an initial public offering (IPO) of 2,000,000 shares of common stock and simultaneously sold 600,000 shares of common stock to Intel Corporation. The net proceeds from the two offerings were $37.8 million.

     Net cash used in operating activities of $8.9 million, $5.3 million and $2.0 million for 1996, 1995 and 1994 respectively, were primarily attributable to net losses in such periods. Net cash used in investing activities of $18.5 million, $5.0 million and $809,000 for 1996, 1995 and 1994 respectively, were primarily attributable to purchases of equipment and cash expended for programming assets. Cash flows provided by financing activities in 1996 consist primarily of proceeds from the Company's IPO , the private sale to Intel Corporation and the issuance of preferred stock. Cash flows provided by financing activities in each of 1995 and 1994 consisted primarily of proceeds from the issuance of preferred stock. In addition, the issuance of debt provided cash flows from financing activities in each of 1996, 1995 and 1994.

     The Company currently has obligations outstanding under a note payable and under certain capital leases of $859,000. Such obligations were incurred to finance equipment purchases and are payable through April 2001. In addition, in January 1996 the Company entered into a joint venture with E! Entertainment to launch an Internet site called E! ONLINE. The Company has agreed to provide $3.0 million in debt financing to the joint venture during its first two years of operations and advances to the venture are being made pursuant to a seven year note, bearing interest at 9% per annum. Through December 31, 1996 the Company has loaned the joint venture approximately
$1.8 million. In addition, the Company has agreed to provide up to an additional $3.0 million in equity capital to the joint venture through January 1999.

     As of December 31, 1996 the Company's principal source of liquidity was approximately $20.2 million in cash and cash equivalents. The Company believes that the $20.2 million in cash and cash equivalents, together with other sources of capital expected to be available to the Company, will be sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, any projection of future cash needs and cash flows is subject to substantial uncertainty. See "--Outlook and Uncertainties" below. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available to the Company in amounts or on terms acceptable to the Company.

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

     The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results attributable to its Internet operations include the level of use of the Internet, demand for Internet advertising, seasonal trends in both Internet use and advertising placements, the addition or loss of advertisers, advertising budgeting cycles of individual advertisers, the level of traffic on the Company's Internet sites, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's Internet operations, the introduction of new sites and services by the Company or its competitors, price competition or pricing changes in the industry, technical difficulties or system downtime, general economic conditions and economic conditions specific to the Internet and Internet media. Quarterly operating results attributable to the Company's television operations are generally dependent on the costs incurred by the Company in producing its television programming. Further, the size and demographic characteristics of the Company's viewing audience may be adversely affected by the popularity of competing television programs, including special events, the time slots chosen for the Company's programs by the cable network carrying such programs and the popularity of programs immediately preceding the Company's programs. As a result of the Company's strategy to cross market its television and Internet operations, the Company believes that any decrease in the number of viewers of its television programs will have a negative effect on the usage of its Internet sites. Accordingly, a decrease in viewership of the Company's television programs could have a material adverse effect on the Company's business, financial condition or operating results.

     Due to all of the foregoing factors, it is likely that the Company's operating results will fall below the expectations of the Company, securities analysts or investors in some future quarter. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected.

OUTLOOK AND UNCERTAINTIES

     The Company's future financial condition and results are subject to substantial risks and uncertainties, some of which are summarized in this section.

     LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; ANTICIPATED LOSSES. The Company was founded in December 1992 and first recognized revenues from its television operations in April 1995 and from its Internet operations in October 1995. Accordingly, the Company has an extremely limited operating history upon which an evaluation of the Company and its prospects can be based. See introduction to Item 6, "Management's Discussion and Analysis." Since inception, the Company has incurred significant losses and, as of December 31, 1996, had an accumulated deficit of $29.3 million. The Company expects to continue to incur significant losses on a quarterly and annual basis in the future. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available to the Company in amounts or on terms acceptable to the Company. See Item 6, "Management's Discussion and Analysis - Liquidity and Capital Resources."

     POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control, including, the level of use of the Internet, demand for Internet advertising, seasonal trends in both Internet use and advertising placements, the addition or loss of advertisers, advertising budgeting cycles of individual advertisers, the level of traffic on the Company's Internet sites, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's Internet operations, the introduction of new sites and services by the Company or its competitors, price competition or pricing changes in the industry, technical difficulties or system downtime, general economic conditions and economic conditions specific to the Internet and Internet media. Due to the foregoing factors, among others, it is likely that the Company's operating results will fall below the expectations of the Company, securities analysts or investors in some future quarter. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected. See Item 6, "Management's Discussion and Analysis -- Seasonality."

     DEPENDENCE ON ADVERTISING REVENUES; CUSTOMER CONCENTRATION. A substantial percentage of the Company's revenues are derived from the sale of advertising on its Internet sites and television programs. Each of the Company's advertising contracts can be terminated by the customer at any time on very short notice. Furthermore, substantially all of the Company's revenues have been derived from a limited number of advertising customers. If the Company loses advertising customers, fails to attract new customers or is forced to reduce advertising rates in order to retain or attract customers, the Company's business, financial condition and operating results will be materially adversely affected. See Item 1, "Business -- Sales and Marketing" and Note 7 of Notes to Financial Statements.

     UNCERTAIN ACCEPTANCE OF THE INTERNET AS AN ADVERTISING MEDIUM. Use of the Internet by consumers is at a very early stage of development, and market acceptance of the Internet as a medium for information, entertainment, commerce and advertising is subject to a high level of uncertainty. If Internet-based advertising is not widely accepted by advertisers and advertising agencies, the Company's business, financial condition and operating results will be materially adversely affected. See Item 1, "Business -- Sales and Marketing."

     UNCERTAIN ACCEPTANCE OF THE COMPANY'S INTERNET CONTENT. The Company's future success depends upon its ability to deliver original and compelling Internet content about computers, the Internet and digital technologies in order to attract users with demographic characteristics valuable to the Company's advertising customers. There can be no assurance that the Company's content will be attractive to a sufficient number of Internet users to generate advertising revenues. See Item 1, "Business -- Internet Sites and Services."

     UNCERTAIN ACCEPTANCE OF THE COMPANY'S TELEVISION PROGRAMMING. The Company's television programming is critical to its overall business strategy, and the Company expects to rely to a significant extent on its television programming to promote the CNET brand and attract users to its Internet sites. To achieve these objectives, the Company must develop original and compelling television programming and obtain distribution for such programming. The successful development and production of television programming is subject to numerous uncertainties, and there can be no assurance that the Company's television programming will be accepted by television broadcasters, cable networks or their viewers. See Item 1, "Business -- Television."

     COMPETITION. The market for Internet content and services is new, intensely competitive and rapidly evolving; there are minimal barriers to entry, and current and new competitors can launch new sites at relatively low cost. There can be no assurance that the Company will compete successfully with current or future competitors. See Item 1, "Business -- Competition."

     UNCERTAIN ACCEPTANCE AND MAINTENANCE OF THE CNET BRAND. The Company believes that establishing and maintaining the CNET brand is a critical aspect of its efforts to attract and expand its Internet and television audience and that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry in providing Internet content. If the Company is unable to provide high quality content or otherwise fails to promote and maintain its brand, or if the Company incurs excessive expenses in an attempt to improve its content or promote and maintain its brand, the Company's business, financial condition and operating results will be materially adversely affected. See Item 1, "Business -- Sales and Marketing."

     MANAGING POTENTIAL GROWTH. The Company has rapidly and significantly expanded its operations and anticipates that significant expansion of its operations will continue to be required in order to address potential market opportunities. This rapid growth has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. If the Company is unable to manage growth effectively, the Company's business, financial condition and operating results will be materially adversely affected. See Item 1, "Business -- Employees."

     DEPENDENCE ON KEY PERSONNEL. The Company's performance is substantially dependent on the continued services of Halsey M. Minor, Shelby W. Bonnie, and the other members of its senior management team, as well as on the Company's ability to retain and motivate its other officers and key employees. The Company's future success also depends on its continuing ability to attract and retain highly qualified personnel. The inability to attract and retain the necessary technical, managerial, editorial and sales personnel could have a material adverse effect on the Company's business, financial condition or operating results. See Item 1, "Business -- Employees."

     RISKS OF TELEVISION DISTRIBUTION; DEPENDENCE ON USA NETWORKS. The Company's television programming is currently carried primarily on the USA Network and the Sci-Fi Channel, both of which are owned by USA Networks, pursuant to an agreement between the Company and USA Networks, which expires on June 30, 1998. There can be no assurance that the Company will be able to obtain distribution for its television programming after June 30, 1998. See
Item 1, "Business -- Television -- Agreement with USA Networks."

     DEPENDENCE ON THIRD PARTIES FOR INTERNET OPERATIONS. The Company's ability to advertise on other Internet sites and the willingness of the owners of such sites to direct users to the Company's Internet sites through hypertext links are critical to the success of the Company's Internet operations. The Company also relies on the cooperation of owners and operators of shareware and software archives and Internet search services and on its relationships with third party vendors of Internet development tools and technologies. There can be no assurance that the necessary cooperation from third parties will be available on
acceptable commercial terms or at all.    If the Company is unable to develop
and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if the Company's competitors are better able to leverage such relationships, the Company's business, financial condition and operating results will be materially adversely affected. See Item 1, "Business -- Internet Sites and Services."

     RISKS OF NEW BUSINESS AREAS. The success of the Company's business strategy will depend to a significant extent on the Company's ability to expand its operations by successfully developing new Internet sites and services and television programming and enhancing existing ones. There can be no assurance that any of the Company's new Internet sites and services or television programming will be developed in a cost effective or timely manner or will achieve market acceptance. See introduction to Item 6, "Management's Discussion and Analysis"; Item 1, "Business - Strategy"; and Item 1, "Business -- Employees."

     RISKS OF TECHNOLOGICAL CHANGE. The market for Internet products and services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging character of these products and services and their rapid evolution will require that the Company continually improve the performance, features and reliability of its Internet content, particularly in response to competitive offerings. There can be no assurance that the Company will be successful in responding quickly, cost effectively and sufficiently to these developments. See Item 1, "Business -- Technology."

     DEPENDENCE ON CONTINUED GROWTH IN USE OF THE INTERNET. Rapid growth in the use of and interest in the Internet is a recent phenomenon, and there can be no assurance that acceptance and use of the Internet will continue to develop or that a sufficient base of users will emerge to support the Company's business. If use of the Internet does not continue to grow or grows more slowly than expected, or if the Internet infrastructure does not effectively support growth that may occur, the Company's business, financial condition and operating results would be materially adversely affected. See Item 1, "Business -- Internet Sites and Services."

     CAPACITY CONSTRAINTS AND SYSTEM DISRUPTIONS. The satisfactory performance, reliability and availability of the Company's Internet sites and its network infrastructure are critical to attracting Internet users and maintaining relationships with advertising customers. System interruptions that result in the unavailability of the Company's Internet sites or slower response times for users would reduce the number of advertisements delivered and reduce the attractiveness of the Company's Internet sites to users and advertisers. See
Item 1, "Business -- Technology." The Company's Internet and television operations are also vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond the Company's control. All of the Company's servers and television production equipment is currently located in San Francisco, California, an area that is susceptible to earthquakes. See Item 2, "Description of Property."

     LIABILITY FOR INTERNET AND TELEVISION CONTENT. As a publisher and a distributor of content over the Internet and television, the Company faces potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that it publishes or distributes. See Item 1, "Business -- Intellectual Property." The Company is subject to the provisions of the Communications Decency Act, which, among other things, imposes criminal penalties on anyone that distributes "obscene" or "indecent" material over the Internet. See Item 1, "Business -- Government Regulation."

     RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS AND INVESTMENTS. The Company's current strategy is to broaden the number, scope and content of its Internet sites through the acquisition of existing sites and businesses specializing in Internet-related technologies and content, as well as through internally developed Internet sites and services. Any such investments would involve many of the same risks posed by acquisitions, particularly risks related to the diversion of resources, the inability to generate revenues, the impairment of relationships with third parties and potential additional expenses. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions or new investments. See Item 1, "Business -- Strategy" and
Item 1, "Business -- Employees."

     SECURITY RISKS. A party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's Internet operations. The Company may be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. See Item 1, "Business -- Technology."

     DEPENDENCE ON INTELLECTUAL PROPERTY RIGHTS; RISKS OF INFRINGEMENT. The Company relies on trade secret and copyright laws to protect its proprietary technologies, but there can be no assurance that such laws will provide sufficient protection to the Company, that others will not develop technologies that are similar or superior to the Company's, or that third parties will not copy or otherwise obtain and use the Company's technologies without authorization. See Item 1, "Business -- Intellectual Property."

     DEPENDENCE ON LICENSED TECHNOLOGY. The Company relies on certain technology licensed from third parties, and there can be no assurance that these third party technology licenses will be available or will continue to be available to the Company on acceptable commercial terms or at all. See Item 1, "Business -- Intellectual Property."

     GOVERNMENT REGULATION AND LEGAL UNCERTAINTY. Although there are currently few laws and regulations directly applicable to the Internet, it is possible that new laws and regulations will be adopted covering issues such as privacy, copyrights, obscene or indecent communications and the pricing, characteristics and quality of Internet products and services. The adoption of restrictive laws or regulations could decrease the growth of the Internet or expose the Company to significant liabilities. See Item 1, "Business -- Government Regulation."

ITEM 7.  FINANCIAL STATEMENTS

                                INDEPENDENT AUDITORS' REPORT

The Board of Directors
CNET, Inc.:

     We have audited the accompanying consolidated balance sheets of CNET, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CNET, Inc. as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                 KPMG Peat Marwick LLP



San Francisco, California
January 21, 1997

                              CNET, INC.
                       CONSOLIDATED BALANCE SHEETS


                                                                  DECEMBER 31,
                                                         --------------------------------
                                                              1996             1995
                                                         ---------------    -------------
                     ASSETS
Current assets:
  Cash and cash equivalents                              $  20,155,935    $   703,083
  Accounts receivable, net of allowance for
   doubtful accounts of $100,000 and $25,000
   in 1996 and 1995, respectively                            5,292,177      1,201,238
  Other current assets                                         940,691        205,549
                                                         ---------------    -------------
   Total current assets                                     26,388,803      2,109,870

Property and equipment, net                                 11,743,291      2,392,788
Other assets                                                 1,709,775        154,146
                                                         ---------------    -------------
   Total assets                                          $  39,841,869    $ 4,656,804
                                                         ---------------    -------------
                                                         ---------------    -------------

 LIABILITIES AND  STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $  2,911,663    $   531,303
  Accrued liabilities                                        2,973,364        706,617
  Current portion of long-term debt                            281,145        152,755
                                                         ---------------    -------------
     Total current liabilities                               6,166,172      1,390,675
Long-term debt                                                 577,543        467,339
                                                         ---------------    -------------
     Total liabilities                                       6,743,715      1,858,014

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock Series A, B, C, and  D;
   $0.01 par value; 5,000,000 shares authorized;
   no shares issued and outstanding in 1996
   3,439,202 shares issued and  outstanding in 1995                 --         34,392
  Common stock; $0.0001 par value; 25,000,000 shares
    authorized; 13,281,462  and 2,700,000 shares issued
    and outstanding in 1996 and 1995, respectively               1,328            270
  Additional paid-in capital                                62,424,993     15,143,633
  Accumulated deficit                                      (29,328,167)   (12,379,505)
                                                         ---------------    -------------
     Total stockholders' equity                             33,098,154      2,798,790
                                                         ---------------    -------------
     Total liabilities and stockholders' equity           $ 39,841,869    $ 4,656,804
                                                         ---------------    -------------
                                                         ---------------    -------------

            See accompanying notes to consolidated financial statements.

                                     CNET, INC.
                           CONDOLIDATED STATEMENTS OF OPERATIONS

                                          YEAR ENDED DECEMBER 31,
                                   ---------------------------------------
                                        1996          1995       1994
                                   ------------   ----------- ------------
Revenues:
   Television                      $  4,696,664   $ 3,106,642  $    --
   Internet                          10,133,684       393,455       --
                                   ------------   ----------- ------------
     Total revenues                  14,830,348     3,500,097       --

Cost of revenues:
   Television                         6,212,959     4,742,109       --
   Internet                           9,120,545       890,858       --
                                   ------------   ----------- ------------
      Total cost of revenues         15,333,504     5,632,967       --
                                   ------------   ----------- ------------
      Gross deficit                    (503,156)   (2,132,870)      --

Operating expenses:
   Sales and marketing                7,821,454     2,369,759      257,914
   Development                        3,438,333     2,264,455    1,129,413
   General and administrative         3,772,368     1,703,136    1,385,109
                                   ------------   ----------- ------------
     Total operating expenses        15,032,155     6,337,350    2,772,436
                                   ------------   ----------- ------------
     Operating loss                 (15,535,311)   (8,470,220)  (2,772,436)

Other (expenses) income:
   Loss on joint venture             (1,865,299)       --          --
   Interest income                      766,952        89,448       11,143
   Interest expense                    (315,004)     (226,586)     (65,256)
                                   ------------   ----------- ------------
     Total other (expense) income    (1,413,351)     (137,138)     (54,113)
                                   ------------   ----------- ------------
     Net loss                      $(16,948,662)  $(8,607,358) $(2,826,549)
                                   ------------   ----------- ------------
                                   ------------   ----------- ------------
Net loss per share                  $    (1.51)     $  (0.93)    $  (0.38)
                                   ------------   ----------- ------------
                                   ------------   ----------- ------------
Shares used in calculating per
 share data                          11,239,815     9,216,045    7,453,744
                                   ------------   ----------- ------------
                                   ------------   ----------- ------------


     See accompanying notes to consolidated financial statements.

                                  CNET, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   CONVERTIBLE                                                                TOTAL
                                 PREFERRED STOCK          COMMON STOCK       ADDITIONAL                    STOCKHOLDERS'
                             -----------------------   ------------------     PAID-IN      ACCUMULATED       EQUITY
                               SHARES        AMOUNT    SHARES     AMOUNT      CAPITAL        DEFICIT        (DEFICIT)
                             ----------     --------  ----------  ------    -----------    ------------   -------------
Balances as of
 December 31, 1993              900,000     $  9,000   2,700,000   $  270   $   881,012    $   (945,598)      (55,316)
Conversion of debt to
 Series C convertible
 preferred stock                205,357        2,054        --        --        572,946            --         575,000
Issuance of Series C
 convertible preferred
 stock, net of $21,372
 issuance costs               1,749,447       17,494        --        --      3,481,468            --       3,498,962
  Net loss                         --           --          --        --           --        (2,826,549)   (2,826,549)
                             ----------     --------  ----------   ------   -----------    ------------   -------------
Balances as of
 December 31, 1994            2,854,804       28,548   2,700,000      270     4,935,426      (3,772,147)    1,192,097
Issuance of Series C
 convertible preferred
 stock                             --           --          --        --      2,500,000            --       2,500,000
Issuance of Series D
 convertible preferred
 stock                          342,290        3,423        --        --      4,405,273            --       4,408,696
Conversion of debt to
 Series D convertible
 preferred stock                242,108        2,421        --        --      3,115,934            --       3,118,355
Issuance of warrants               --           --          --        --        187,000            --         187,000
Net loss                           --           --          --        --           --        (8,607,358)   (8,607,358)
                             ----------     --------  ----------   ------   -----------    ------------   -------------
Balances as of
 December 31, 1995            3,439,202       34,392   2,700,000      270    15,143,633     (12,379,505)    2,798,790
Issuance of Series B
 convertible preferred
 stock                          366,144        3,661        --        --        362,483            --         366,144
Issuance of Series D
 convertible preferred
 stock                            2,588           26        --        --         33,307            --          33,333
Issuance of Series E
 convertible preferred
 stock                          453,169        4,532        --        --      8,364,102            --       8,368,634
Issuance of warrants               --           --          --        --        164,000            --         164,000
Public stock offering,
 net of $3,151,406
 issuance costs                    --           --     2,600,000      260    37,776,334            --      37,776,594
Conversion of preferred
 stock into common stock     (4,261,103)     (42,611)  7,816,673      782        41,829            --            --
Exercise of stock options          --           --       153,000       15       369,545            --         369,560
Employee stock purchase
 plan                              --           --        11,789        1       169,760            --         169,761
Net loss                           --           --          --        --           --       (16,948,662)  (16,948,662)
                             ----------     --------  ----------   ------   -----------    ------------   -------------
Balances as of
 December 31,  1996                --       $   --    13,281,462 $  1,328 $  62,424,993  $  (29,328,167) $ 33,098,154
                             ----------     --------  ----------   ------   -----------    ------------   -------------
                             ----------     --------  ----------   ------   -----------    ------------   -------------

         See accompanying notes to consolidated financial statements.

                                    CNET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------
                                                         1996               1995             1994
                                                     -------------      ------------     ------------
Cash flows from operating activities:
  Net loss                                           $ (16,948,662)     $ (8,607,358)    $ (2,826,549)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                        1,928,496           475,836           49,358
    Amortization of program costs                        4,673,201         3,154,893          700,958
    Interest expense converted into preferred
     stock                                                 222,141           118,356             --
    Allowance for doubtful accounts                         75,000            25,000             --
    Reserve for joint venture                            1,865,299              --               --
    Other                                                     --              45,000             --
    Changes in operating assets and liabilities:
      Accounts receivable                               (4,165,939)       (1,226,238)            --
      Other current assets                                  29,750          (164,049)         (39,300)
      Other assets                                      (1,237,499)         (121,580)          (6,316)
      Accounts payable                                   2,380,360           453,769           33,643
      Accrued liabilities                                2,266,747           510,199           89,424
                                                     -------------      ------------     ------------
        Net cash used in operating activities           (8,911,106)       (5,336,172)      (1,998,782)
                                                     -------------      ------------     ------------
Cash flows from investing activities:
  Purchases of equipment, excluding capital leases     (10,739,354)       (1,861,607)         (86,063)
  Purchases of programming assets                       (5,438,092)       (3,132,700)        (723,151)
  Loan to joint venture                                 (1,776,588)             --               --
  Investment in Vignette Corporation                      (511,500)             --               --
                                                     -------------      ------------     ------------
        Net cash used in investing activities          (18,465,534)       (4,994,307)        (809,214)
                                                     -------------      ------------     ------------
Cash flows from financing activities:
  Net proceeds from issuance of convertible
   preferred stock                                       4,543,826         6,908,695        3,498,962
  Net proceeds from initial public offering             37,776,594              --               --
  Allocated proceeds from issuance of warrants             164,000           187,000             --
  Proceeds from stockholder receivable                     594,654              --               --
  Proceeds from employee stock purchase plan               169,761              --               --
  Proceeds from debt                                     3,636,000         3,000,000          830,000
  Proceeds from exercise of options                        141,050              --               --
  Repayments of debt                                          --                --           (255,000)
  Principal payments on capital leases                    (104,542)         (230,909)         (52,415)
  Principal payments on equipment note                     (91,851)          (55,146)            --
                                                     -------------      ------------     ------------
        Net cash provided by financing activities.      46,829,492         9,809,640        4,021,547
                                                     -------------      ------------     ------------
Net increase (decrease) in cash and cash equivalents    19,452,852          (520,839)       1,213,551
Cash and cash equivalents at beginning of period           703,083         1,223,922           10,371
                                                     -------------      ------------     ------------
Cash and cash equivalents at end of period           $  20,155,935      $    703,083     $  1,223,922
                                                     -------------      ------------     ------------
                                                     -------------      ------------     ------------

Supplemental disclosure of cash flow information:
  Interest paid                                      $      88,792      $     73,587     $     65,256
                                                     -------------      ------------     ------------
                                                     -------------      ------------     ------------
Supplemental disclosure of noncash transactions:
Non cash portion of Investment                       $     105,000      $       --       $       --
                                                     -------------      ------------     ------------
                                                     -------------      ------------     ------------
  Capital lease obligations incurred                 $     297,436      $    169,896     $    240,000
                                                     -------------      ------------     ------------
                                                     -------------      ------------     ------------
  Note issued in exchanged for equipment             $     137,551      $    548,668     $       --
                                                     -------------      ------------     ------------
                                                     -------------      ------------     ------------
  Exercise of stock options  through issuance
   of note receivable from stockholder               $     594,654      $       --       $       --
                                                     -------------      ------------     ------------
                                                     -------------      ------------     ------------
  Conversion of preferred stock into common stock    $      42,611      $       --       $       --
                                                     -------------      ------------     ------------
                                                     -------------      ------------     ------------
  Conversion of debt and interest into 208,548,
   242,108, and 205,357 shares of convertible
   preferred stock, respectively                     $   3,858,141      $  3,218,356     $    575,000
                                                     -------------      ------------     ------------
                                                     -------------      ------------     ------------

           See accompanying notes to consolidated financial statements.

                                CNET, INC.
                       NOTES TO FINANCIAL STATEMENTS


(1)   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 DESCRIPTION OF BUSINESS

     CNET, Inc. (the "Company") was incorporated in the state of Delaware in December 1992 and is a media company focused on providing original Internet content and television programming relating to information technologies and the Internet. The Company's properties include four television programs and nine Internet sites. Revenues for television are derived primarily from licensing fees for the distribution of the television programming the Company produces. Internet revenues are primarily derived from the sale of advertising. The Company first recognized revenue in April 1995 and prior to that time was a development stage enterprise.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of CNET, Inc., and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

 CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     The Company utilizes the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Short-term investments are classified as "available-for-sale" under the provisions of SFAS No. 115 and are stated at fair value. Any unrealized gains and losses are reported as a separate component of stockholders' equity, but to date have not been significant.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Property and equipment recorded under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or their estimated useful lives.

 CONCENTRATION OF CREDIT RISK

     Financial instruments potentially subjecting the Company to concentration of credit risk consist primarily of cash equivalents and accounts receivable. The Company maintains substantially all of its cash equivalents with one financial institution. Management believes the financial risks associated with such deposits are minimal. Substantially all of the Company's accounts receivable are derived from domestic sales. Historically, the Company has not incurred material credit related losses.

 DEVELOPMENT

     Development expenses include expenses which were incurred in the development of new television programming prior to the Company's commencement of production activities and include expenses incurred in the development of new Internet sites and in research and development of new or improved technologies that enhance the performance of the Company's Internet sites. Costs for development are expensed as incurred. Costs are no longer recognized as development expenses when a new Internet site is launched and is generating revenue.

 INCOME TAXES

     The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.

 REVENUE RECOGNITION

     Through June 30, 1996, television revenues were principally derived from the sale of advertising during the Company's CNET CENTRAL television program and were recognized upon broadcast based on the number of viewers of the program. Effective July 1, 1996, the Company licenses CNET CENTRAL and two additional programs it produces for broadcast on a cable network. Revenue recognized under the contract varies on a quarterly basis depending on the delivery of original or refreshed programming. The Company also produces TV.COM, which is exclusively distributed by Golden Gate Productions, L.P. (GGP). The revenue is used first to offset costs of distribution and production and thereafter is shared equally by CNET and GGP.

     Internet revenues are derived from the sale of advertisements on "pages" delivered to users of the Company's Internet sites and are recognized in the period in which the advertisements are delivered. The Company guarantees to certain customers a minimum number of pages to be delivered to users of its Internet sites for a specified period. To the extent minimum guaranteed page deliveries are not met, the Company would defer recognition of the corresponding revenues until guaranteed page delivery levels are achieved. As of December 31, 1996 no revenues have been deferred since the Company has exceeded its minimum delivery commitments through such date.

 NET LOSS PER SHARE

     Net loss per share is computed based on the weighted average number of shares of common stock outstanding and common equivalent shares from stock options and warrants (under the treasury stock method, if dilutive). In accordance with certain SEC Staff Accounting Bulletins, such computations include all common equivalent shares (using the treasury stock method) issued subsequent to May 10, 1995 as if they were outstanding for all periods presented using the IPO price. Common equivalent shares issued prior to May 10, 1995 are excluded from the computation if their effect is anti-dilutive. Furthermore, common equivalent shares from convertible preferred stock that automatically or voluntarily converted upon the completion of the Company's IPO are included in the calculation using the as-converted method from the original date of issuance.

 STOCK-BASED COMPENSATION

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows all entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of the Company's cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

USE OF ESTIMATES

     The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 BARTER TRANSACTIONS

     The Company trades advertisements on its Internet sites in exchange for advertisements on the Internet sites of other companies. These revenues and marketing expenses are recorded at the fair market value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Internet sites and expense from barter transactions is recognized when advertisements are delivered on the other companies' Internet sites. No such revenues or expenses were recorded in 1994. Barter revenues were approximately $760,000 and $104,000 for the year ended December 31, 1996 and 1995, respectively.

(2)   BALANCE SHEET COMPONENTS


CASH AND CASH EQUIVALENTS

     The carrying value of cash and cash equivalents consisted of:

                                                  DECEMBER 31,
                                             -----------------------
                                               1996           1995
                                             -----------    --------
      Commercial Paper                       $19,856,611    $  --
      Money market mutual funds                  249,051     212,581
      Cash                                        50,273     490,502
                                             -----------    --------
                                             $20,155,935    $703,083
                                             -----------    --------
                                             -----------    --------

     All cash equivalents have been classified as available-for-sale securities as of December 31, 1996. The carrying value of the Company's cash equivalents as of December 31, 1996 and 1995 approximate their fair values based on quoted market prices.

PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                                  DECEMBER 31,
                                             -----------------------
                                               1996         1995
                                             -----------  ----------
      Computer equipment                     $ 6,389,144  $1,057,225
      Production equipment                     2,017,546   1,494,012
      Office equipment                         1,349,978     235,975
      Leasehold improvements                   4,128,625     110,137
      Furniture & Fixtures                       156,861      --
      Other                                       50,169      20,633
                                             -----------  ----------
                                              14,092,323   2,917,982

      Less accumulated depreciation
      and amortization                         2,349,032     525,194
                                             -----------  ----------
                                             $11,743,291  $2,392,788
                                             -----------  ----------
                                             -----------  ----------

     As of December 31, 1996 and 1995, the Company had equipment under capital lease agreements of $759,797 and $409,896, respectively, and accumulated amortization of $365,881 and $156,185, respectively.

     As of December 31, 1996 and 1995, the Company acquired $189,256 and $759,726, respectively, of equipment pursuant to loan agreements with the manufacturer. As of December 31, 1996 and 1995, the equipment had accumulated amortization of $322,816 and $126,621, respectively.

 ACCRUED LIABILITIES

   A summary of accrued liabilities follows:

                                                  DECEMBER 31,
                                            -----------------------
                                              1996         1995
                                            ----------  -----------
   Compensation and related benefits        $1,298,700   $327,243
   Marketing and Advertising                   734,934    159,000
   Other                                       939,730    220,374
                                            ----------  -----------
                                            $2,973,364   $706,617
                                            ----------  -----------
                                            ----------  -----------
 NOTES PAYABLE

   During 1996 and 1995, the Company financed certain production equipment through notes at an interest rate of 12.25%. The notes are secured by the equipment financed. The current and long-term portion of the notes are included in current portion of long-term debt and long-term debt, respectively, in the accompanying balance sheet (along with capital lease obligations, Note 4). The aggregate annual principal payments for notes payable outstanding as of December 31, 1996, are summarized as follows:

                             YEAR ENDING DECEMBER 31,
                             -----------------------
                             1997                          $126,050
                             1998                           142,928
                             1999                           160,844
                             2000                            80,220
                             2001                            29,842
                                                           --------
                                                           $539,884
                                                           --------
                                                           --------

(3)   INCOME TAXES

     The Company's effective tax rate differs from the statutory federal income tax rate of 34% as shown in the following schedule:

                                       YEAR ENDED DECEMBER 31,
                                       -----------------------
                                         1996     1995    1994
                                       ------- -------  ------
 Income tax benefit at statutory rate   34.0%     34.0%   34.0%
 Operating losses with no current tax
  benefit                              (34.0)    (34.0)  (34.0)
                                       ------- -------  ------
  Effective tax rate                     --       --      --
                                       ------- -------  ------
                                       ------- -------  ------

The tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below:

                                             YEAR ENDED DECEMBER 31,
                                   ------------------------------------------
                                         1996         1995           1994
                                   -------------  ------------   ------------
 Capitalized "start-up" expenses   $  1,217,000   $  1,582,000   $  1,345,000
 Net operating losses                 9,596,000      2,960,000         26,000
 Accruals, reserves, and other        1,027,000         94,000        137,000
                                   -------------  ------------   ------------
                                     11,840,000      4,636,000      1,508,000
 Less valuation allowance            11,840,000      4,636,000      1,508,000
                                   -------------  ------------   ------------
                                   $   --         $     --        $   --
                                   -------------  ------------   ------------
                                   -------------  ------------   ------------

     As of December 31, 1996, the Company has approximately $26,000,000 of net operating losses for federal income tax purposes, which expire between 2008 and 2011. The Company also has approximately $11,300,000 of net operating loss carryforwards for state income tax purposes, which expire between 1998 and 2001.

     The Company may have experienced an "ownership change" as defined by section 382 of the Internal Revenue Code. If an ownership change has occurred, the Company's ability to utilize its net operating losses may be limited.

(4)   LEASES

     The Company has several non-cancelable leases primarily for general office, facilities, and equipment that expire over the next six years. Future minimum lease payments under these leases are as follows:


 YEAR ENDING DECEMBER 31,    CAPITAL LEASES             OPERATING LEASES
 -----------------------     --------------             ----------------
 1997                         $  183,680                  $ 1,188,110
 1998                            123,288                    1,276,875
 1999                             53,336                    1,021,165
 2000                               --                        636,016
 2001                               --                        461,606
 Thereafter                         --                        451,143
                             --------------             ----------------
 Total minimum lease payments    360,304                  $ 5,034,915
                                                        ----------------
                                                        ----------------
 Less amount representing
  interest                       41,500
 Less current portion           155,095
                             --------------
                              $ 163,705
                             --------------
                             --------------

     Rental expense from operating leases amounted to $789,678, $384,777, and $245,554 for the years ended December 31, 1996, 1995, and 1994, respectively.


(6)   STOCKHOLDERS' EQUITY

STOCK SPLIT

     In May 1996, the Company effected a three-for-two split of its common stock in connection with the IPO. The accompanying financial statements have been retroactively adjusted to reflect the stock split.

INITIAL PUBLIC OFFERING

     On July 2, 1996 the Company effected an initial public offering (IPO) of 2,000,000 shares of its common stock for $16 per share. Simultaneously with the IPO, the Company sold 600,000 shares of common stock to Intel Corporation at 93% of the IPO price. The net proceeds from these two offerings (after deducting underwriting discounts and commissions and offering expenses) were $37.8 million, and were received on July 8, 1996.

CONVERTIBLE PREFERRED STOCK

     The convertible preferred stock may be issued in series, and shares of each will have such rights and preference as are fixed by the Board in the resolutions authorizing the issuance of that particular series. The convertible preferred stock issued and outstanding as of December 31, 1995 comprised the series designated as follows:

                                      DECEMBER 31, 1995
                                  ------------------------
                                 ISSUED AND      CARRYING
                     SERIES     OUTSTANDING       VALUE
                   ---------    -----------     ---------
                       A            250,000      $  2,500
                       B            650,000         6,500
                       C          1,954,804        19,548
                       D            584,398         5,844
                                -----------    ----------
                                  3,439,202     $  34,392
                                -----------    ----------
                                -----------    ----------


     On July 8, 1996, the closing date of the IPO, all of the outstanding Series A, B, C, D and E convertible preferred stock were automatically converted into 7,816,673 shares of common stock.


 STOCK OPTION PLAN

     In 1994, the Board of Directors adopted a Stock Option Plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 2,750,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have 10-year terms and vest and become fully exerciseable after 3 years from the date of grant.

     A summary of the status of the Company's stock option plan as of December 31, 1996 and 1995, and changes during the years ended on those dates is presented below:

                                                            WEIGHTED AVERAGE
                                  NUMBER OF OPTIONS          EXERCISE PRICES
                                  -----------------       -------------------
 Balance as of December 31, 1994         1,137,000               $1.25
 Granted                                   345,250                2.77
 Cancelled                                  (6,000)               2.41
                                  -----------------       -------------------
 Balance as of December 31, 1995         1,476,250                1.60
 Granted                                   864,200               11.44
 Exercised                                (696,967)               1.03
 Cancelled                                 (79,017)               5.45
                                  -----------------       -------------------
 Balance as of December 31, 1996         1,564,466                7.09
                                  -----------------       -------------------
                                  -----------------       -------------------
     As of December 31, 1996 and 1995, the number of options exerciseable was 402,397 and 901,985, respectively, and the weighted-average exercise price of those options was $2.21 and $1.20, respectively. As of December 31, 1996, there were 488,567 additional shares available for grant under the Plan.

     The Company applies APB Opinion No. 25 in accounting for the Plan and, accordingly, no compensation cost has been recognized for the Plan in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                          DECEMBER 31,
                                     --------------------------
                                         1996           1995
                                     ------------   -----------
          Net Loss
            As Reported              $(16,948,662)  $(8,607,358)
            Pro forma                $(18,259,031)  $(8,647,971)
          Net Loss Per Share
            As Reported              $      (1.51)  $     (0.93)
            Pro forma                $      (1.62)  $     (0.94)

     The weighted-average fair value of options granted in 1996 and 1995, was $6.07 and $0.31, respectively.

     The effects of applying SFAS 123 in this pro forma disclosure is not indicative of the effects on reported results for future years. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

     The fair value of each option grant is estimated on the date of grant using Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: no dividend yield, expected volatility of 75% and 0%, risk-free interest rate of 6%, and an expected life of one year.

     The following table summarizes information about stock options outstanding as of December 31, 1996:


                          OPTIONS OUTSTANDING
                   ---------------------------------                          OPTIONS EXERCISABLE
                                       WEIGHTED                         -------------------------------
     RANGE             NUMBER          AVERAGE            WEIGHTED          NUMBER           WEIGHTED
      OF             OUTSTANDING       REMAINING          AVERAGE         EXERCISABLE        AVERAGE
EXERCISE PRICES     AS OF 12/31/96  CONTRACTUAL LIFE   EXERCISE PRICE   AS OF 12/31/96   EXERCISE PRICE
----------------   --------------  -----------------   --------------   ---------------  --------------
$ 1.20                  75,000             9.90          $ 1.20            39,375           $ 1.20
  1.87                 482,784             7.51            1.87           297,213             1.87
  2.41                 158,957             8.08            2.41            47,089             2.41
  8.59                 319,350             9.20            8.59            16,220             8.59
 12.00                  40,500             9.58           12.00                --               --
 12.25                 183,500             9.62           12.25                --               --
 12.33                 210,100             9.46           13.44             2,500            13.00
 14.63                  68,475             9.84           14.63                --               --
 16.00                  23,300             9.83           16.00                --               --
 18.00                   2,500             9.92           18.00                --               --
                   --------------  ----------------   --------------  ---------------   --------------
$ 1.20-18.00         1,564,466             8.73            7.09           402,397
                   --------------                                     ---------------
                   --------------                                     ---------------

     401(k) PROFIT SHARING PLAN

     In 1996, the Company adopted a 401(k) Profit Sharing Plan (the "401(k) Plan") that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all of the Company's employees. Participants may elect to contribute a percentage of their compensation to this plan, up to the statutory maximum amount. The Company may make discretionary contributions to the 401(k) Plan.

     EMPLOYEE STOCK PURCHASE PLAN

     In July 1996, the Company adopted an Employee Stock Purchase Plan that covers substantially all employees. Participants may elect to purchase the Company's stock by contributing a percentage of their compensation. The maximum percentage allowed is 10%.

(7)   MAJOR CUSTOMERS AND CONTRACTS

 CUSTOMERS

     For the year ended December 31, 1996, two customers accounted for over 10% of the Company's revenues, with USA Networks and Microsoft Corporation accounting for approximately 19% and 12% of total revenues, respectively. Three customers accounted for over 10% of the Company's revenues during 1995 with MCI Telecommunications Corporation, International Business Machines Corporation and Hewlett-Packard Company accounting for 23%, 19% and 14% of total revenues, respectively.


CONTRACTS

     In February 1995, the Company entered into an agreement with USA Networks to carry its television program, CNET CENTRAL. The contract allowed the Company to sell the available advertising on the program. In connection with this agreement, the Company issued 516,750 common stock warrants at an exercise price of $2.41 per share to USA Networks. As of December 31, 1996, all such warrants were outstanding and 206,700 of such warrants were exercisable. The warrants expire on December 31, 1999 to the extent they are vested on such date; otherwise the warrants expire on January 31, 2007.

     In April 1996, the agreement with USA Networks was amended, effective
July 1, 1996, to license USA Networks to carry CNET CENTRAL and two additional programs for broadcast on the USA Network and the SciFi Channel and certain affiliates for an initial term of one year. Under the amended agreement, USA Networks licenses the rights to all three programs for a fee equal to the cost of production of the three television programs up to a maximum of $5,250,000 for the first year with an option to extend the term for an additional year. In January, 1997, USA Networks exercised this option. In addition, pursuant to the amended agreement, USA Networks, at its option (exercisable through July 1, 1996), may allow the Company to include cross promotions for its online sites within the produced programs. If USA Networks chooses to exercise this option, the Company will be required to pay a $1,000,000 marketing fee to USA Networks. USA Networks has chosen to exercise such option.

     In January 1996, the Company entered into a joint venture agreement with E! Entertainment Television, Inc. ("E! Entertainment") that launched an Internet site in August 1996, called E! ONLINE, focusing on entertainment, news, gossip, movies, and television. The Company has agreed to provide $3,000,000 in debt financing to the joint venture during its first two years of operations, which amount is being advanced pursuant to a seven year note, bearing interest at 9% per annum. In addition, the Company has agreed to provide up to an additional $3,000,000 in equity capital to the joint venture through January 1999. As of December 31, 1996, the Company had provided $1,776,588 of debt financing to the joint venture. Due to the Company's current commitment to exclusively fund the operations of the joint venture, the Company is accounting for its financing and investments under the modified equity method. Accordingly the Company has recorded all of the losses incurred by the joint venture through December 31, 1996 in its December 31, 1996 statement of operations. The joint venture, E! Online LLC, is owned 50% by the Company and 50% by E! Entertainment.

     In August 1996, the Company entered into an agreement with GGP whereby the Company produces a television program, TV.COM, which will be exclusively distributed by GGP. Any revenues from the distribution of TV.COM will be first used to offset costs of distribution and production and thereafter will be shared equally by CNET and GGP.

(8)   RELATED PARTY TRANSACTIONS

     Included in other assets on the accompanying balance sheets is an advance to an officer of the Company for $26,250.

     In 1994, the Company leased $354,000 of production equipment from an officer of the Company. The lease was paid in full by December 31, 1995.

     An officer and stockholder of the Company provided capital infusions to the Company of $165,405 and $200,000 during 1995 and 1994, respectively. Further, an affiliate of this same stockholder loaned the Company $800,000 in 1996 at an interest rate of 8% and was granted 9,800 warrants to purchase Series D Convertible preferred stock at an exercise price of $12.88 per share. This loan was subsequently converted to Series E convertible preferred stock. As of December 31, 1996, all of these warrants were outstanding and exercisable and expire in January 2001. Such warrants were valued at estimated fair market value at the date of issuance.

     A stockholder of the Company provided a capital infusion of $2,500,000 in exchange for 1,385,502 shares of Series C convertible preferred stock in 1994. The stockholder was obligated to pay an additional $2,500,000 for these shares if the Company entered into an agreement with a cable network to carry its television program with a launch date no later than June 10, 1995. An agreement was entered into with USA Networks in February 1995 and the Company received the additional $2,500,000. The same stockholder loaned the Company $3,000,000 during 1995 at an interest rate of 9%. Interest expense related to the loan was $118,356 in 1995. The entire principal amount and accrued interest was converted into 242,108 shares of Series D preferred stock during 1995. In connection with this loan agreement, the Company granted the stockholder 36,750 warrants to purchase Series C convertible preferred stock at an exercise price of $3.61 per share. Further, the same stockholder loaned the Company an additional $3,000,000 in 1996 at an interest rate of 8%. Interest expense related to the loan was $34,000 in 1996. This loan was subsequently converted to Series E
Convertible preferred stock. In connection with this loan agreement, the Company granted the lender 36,750 warrants to purchase Series D convertible preferred stock at an exercise price of $12.88 per share. As of December 31, 1996, all of these warrants were outstanding and exercisable and expire on dates from May 2000 to February 2001. Such warrants were valued at estimated fair market value at the date of issuance.

     In April 1996, a stockholder exercised options to purchase 366,144 shares of Series B preferred stock and 136,500 shares of common stock for an aggregate of $694,654. The consideration was paid by $100,000 in cash and the issuance of a note for $594,654, which was repaid in July 1996. Such shares of Series B preferred stock were converted into 549,216 shares of common stock at the IPO.


(9)   SUBSEQUENT EVENTS

     In January 1997, USA Networks exercised its option to extend its agreement with the Company to carry the Company's three television programs through June 30, 1998. In connection with this extension to the agreement, the Company agreed that the warrants held by USA Networks will vest in full on December 31, 2006, to the extent they have not previously vested. As a result of this change, the Company will incur a one-time charge to earnings of approximately
$7.0 million during the first quarter of 1997.

     In the first quarter 1997, the Company entered into leases on approximately 57,000 square feet of additional office space at annual rental rates between $23 per square foot and $29 per square foot. The leases expire between April 2001 and August 2004.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None


                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Incorporated by reference from the Registrant's 1996 Proxy Statement to be filed pursuant to Regulation 14A.


ITEM 10.  EXECUTIVE COMPENSATION

     Incorporated by reference from the Registrant's 1996 Proxy Statement to be filed pursuant to Regulation 14A.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT

     Incorporated by reference from the Registrant's 1996 Proxy Statement to be filed pursuant to Regulation 14A.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Registrant's 1996 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)   EXHIBITS:



EXHIBIT
NUMBER                    DESCRIPTION
--------                  ------------
 3.1+       --    Amended and Restated Certificate of
                  Incorporation of the Company
 3.2+       --    Amended and Restated Bylaws of the Company
 4.1+       --    Specimen of Common Stock Certificate
10.1+       --    CNET, Inc. Amended and Restated Stock Option
                  Plan
10.2+       --    Employment Agreement, dated as of October 19,
                  1994, between the Company and Halsey M. Minor
10.3+       --    Employment Agreement, dated as of October 19,
                  1994, between the Company and Shelby W. Bonnie
10.4+       --    Employment Agreement, dated to be effective as
                  of December 1, 1993 and amended as of August 1,
                  1995 and as of April 1, 1996, between the
                  Company and Kevin Wendle
10.5+       --    Employment Agreement, dated to be effective as
                  of August 22, 1994 and amended as of April 12,
                  1996, between the Company and Lon Otremba
10.6+       --    Employment Agreement, dated to be effective as
                  of February 20, 1995 and amended as of September
                  19, 1995, between the Company and Jonathan
                  Rosenberg
10.7+       --    Option Exercise Agreement, dated as of April 9,
                  1996, between the Company and Kevin Wendle
10.8+       --    Promissory Note of Kevin Wendle, payable to the
                  Company, dated as of April 9, 1996
10.9+       --    Lease Agreement, dated as of January 28, 1994,
                  between the Company and Montgomery/North
                  Associates and amended as of January 31, 1995
                  and as of October 19, 1995
10.10+      --    Lease, dated as of October 19, 1995, between the
                  Company and The Ronald and Barbara Kaufman
                  Revocable Trust, et al.
10.11+      --    Stock Purchase Agreement, dated as of October
                  26, 1994, between the Company and Vulcan
                  Ventures Incorporated
10.12+      --    Registration Rights Agreement, dated as of
                  October 26, 1994, and amended as of May 25, 1995
                  and as of February 20, 1996, between the Company
                  and Vulcan Ventures Incorporated
10.13+      --    Agreement, dated as of February 1, 1995, between
                  the Company and USA Networks
10.14+      --    Warrant to Purchase Common Stock, dated as of
                  February 9, 1995, issued by the Company to USA
                  Networks
10.15+      --    CNET, Inc. 9% Convertible Promissory Note, dated
                  as of May 25, 1995, issued by the Company to
                  Vulcan Ventures Incorporated
10.16+      --    Series C Convertible Preferred Stock Purchase
                  Warrant, dated as of May 25, 1995, issued by the
                  Company to Vulcan Ventures Incorporated
10.17+      --    Subscription Agreement, dated as of November 1,
                  1995, between the Company and the Series D
                  Purchasers identified therein
10.18+      --    CNET, Inc. 8% Convertible Promissory Note, dated
                  as of January 23, 1996, issued by the Company to
                  the Bonnie Family Partnership
10.19+      --    Series D Convertible Preferred Stock Purchase
                  Warrant, dated as of January 23, 1996, issued by the Company to the Bonnie Family Partnership

EXHIBIT
NUMBER                    DESCRIPTION
--------                  ------------
10.20+      --    Operating Agreement of E! Online, LLC, dated as
                  of January 30, 1996, between the Company and E!
                  Entertainment Television, Inc.
10.21+      --    CNET, Inc. 8% Convertible Promissory Note, dated
                  as of February 20, 1996, issued by the Company
                  to Vulcan Ventures Incorporated
10.22+      --    Series D Convertible Preferred Stock Purchase
                  Warrant, dated as of February 20, 1996, issued
                  by the Company to Vulcan Ventures Incorporated
10.23+      --    Amended and Restated Agreement, dated as of July
                  1, 1996, between the Company and USA Networks
10.24+      --    Subscription Agreement, dated as of April 26,
                  1996, between the Company and the Series E Purchasers
                  identified therein
10.25+      --    Memorandum of Understanding, dated as of June
                  14, 1996, between Intel Corporation and the
                  Company
10.26+      --    1996 Employee Stock Purchase Plan of the Company
10.27+      --    Stock Purchase Agreement between Intel
                  Corporation and the Company
10.28*      --    Stock Purchase Agreement, dated as of July 19,
                  1996, between Vignette Corporation and the
                  Company
10.29       --    Letter Agreement, dated February 20, 1997,
                  between the Company and Kevin Wendle
11.1        --    Statement regarding computation of net loss per share
21.1+       --    List of Subsidiary Corporations
23.2        --    Consent of Independent Auditors


 + Incorporated by reference from a previously filed exhibit to the Company's Registration Statement on Form SB-2, registration no. 333-4752-LA.

 * Incorporated by reference from a previously filed exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.


  (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               By   /s/ HALSEY M. MINOR
                  ---------------------------------------------

                    Halsey M. Minor
                    Chairman of the Board, President
                    and Chief Executive Officer

               Date     March 31, 1997
                    -------------------------------------------


               By   /s/ SHELBY W. BONNIE
                  ---------------------------------------------
                    Shelby W. Bonnie
                    Executive Vice President, Chief Operating
                    Officer, Chief Financial and Accounting
                    Officer and Secretary


               Date     March 31, 1997
                   --------------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               By   /s/ HALSEY M. MINOR
                  ---------------------------------------------

                    Halsey M. Minor
                    Chairman of the Board, President
                    and Chief Executive Officer

               Date     March 31, 1997
                     ------------------------------------------


               By   /s/ SHELBY W. BONNIE
                  ---------------------------------------------

                    Shelby W. Bonnie
                    Director, Executive Vice President,
                    Chief Operating Officer, Chief Financial and Accounting Officer and Secretary

               Date     March 31, 1997
                    -------------------------------------------


               By   /s/ JOHN C. "BUD" COLLIGAN
                  ---------------------------------------------

                    John C. "Bud" Colligan
                    Director

               Date     March 31, 1997
                    -------------------------------------------


               By   /s/ DOUGLAS HAMILTON
                  ---------------------------------------------

                    Douglas Hamilton
                    Director


               Date     March 31, 1997
                    -------------------------------------------

               By   /s/ MITCHELL KERTZMAN
                  ---------------------------------------------

                    Mitchell Kertzman
                    Director

               Date     March 31, 1997
                  ---------------------------------------------




               By   /s/ ERIC ROBISON
                  ---------------------------------------------

                    Eric Robison
                    Director

               Date     March 31, 1997
                  ---------------------------------------------




               By   /s/ WILLIAM SAVOY
                  ---------------------------------------------

                    William Savoy
                    Director

               Date     March 31, 1997
                  ---------------------------------------------




               By   /s/ KEVIN WENDLE
                  ---------------------------------------------

                    Kevin Wendle
                    Director

               Date     March 31, 1997
                  ---------------------------------------------