Form 10QSB
period 1997-03-31
CNET INC /DE
filed 1997-05-15
CIK 1015577

                   UNITED STATES SECURITIES AND EXCHANGE COMMISION
                                 Washington D.C.2054


                                     FORM 10-QSB


                                      (Mark One)

   [x] Quarterly report pursuant to Section 13 of 15(d) of the Securities
       Exchange Act of 1934

                     For the quarterly period ended March 31,1997

                                          or

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

As of April 30, 1997 there were 13,322,048 shares of the registrant's common stock outstanding.

                                     INDEX


                         PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements

         Condensed Balance Sheets as of March 31, 1997 and
         December 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . .  3

         Condensed Statements of Operations for the three
         months ended March 31, 1997 and 1996. . . . . . . . . . . . . . .   4

         Condensed Statements of Cash Flows for the
         three months ended March 31, 1997 and 1996. . . . . . . . . . . .   5

         Notes to Condensed Financial Statements . . . . . . . . . . . . .   6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . .   7

                         PART II.  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  11

         Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                                   CNET, INC.
                           CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                     March 31, 1997       December 31, 1996
                                    ----------------      ------------------
               ASSETS
Current assets:
  Cash and cash equivalents         $  11,738,125            $  20,155,935
  Accounts receivable, net              5,980,131                5,292,177
  Other current assets                    978,919                  940,691
                                    ----------------        ----------------
    Total current assets               18,697,175               26,388,803

Property and equipment, net            13,541,202               11,743,291
Other assets                            1,773,499                1,709,775
                                    ----------------        ----------------
                                    $  34,011,876            $  39,841,869
                                  ------------------      ------------------
                                  ------------------      ------------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable                   $  2,045,417             $  2,911,663
  Accrued liabilities                   3,735,484                2,973,364
  Current portion of long-term debt       281,145                  281,145
                                    ----------------        ----------------
    Total current liabilities           6,062,046                6,166,172

Long-term debt                            498,026                  577,543
                                    ----------------        ----------------
    Total liabilities                   6,560,072                6,743,715


Stockholders' equity:
  Preferred stock                               -                        -
  Common stock                              1,340                    1,328
  Additional paid in capital           69,666,834               62,424,993
  Accumulated deficit                 (42,216,370)             (29,328,167)
                                    ----------------        ----------------
    Total stockholders' equity         27,451,804               33,098,154
                                    ----------------        ----------------
                                    $  34,011,876            $  39,841,869
                                  ------------------      ------------------
                                  ------------------      ------------------

             See accompanying notes to financial statements.

                                   CNET, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Three months ended
                                                   March 31,
                                     ---------------------------------------
                                           1997                     1996
                                     ----------------      -----------------
Revenues:
 Television                          $  1,779,795           $      607,697
 Internet                               4,538,349                1,045,145
                                     ----------------      -----------------
  Total Revenues                        6,318,144                1,652,842

Cost of revenues:
 Television                             1,773,702                1,354,478
 Internet                               3,704,511                1,442,727
                                     ----------------      -----------------
  Total cost of revenues                5,478,213                2,797,205
                                     ----------------      -----------------

Gross profit (deficit)                    839,931               (1,144,363)

Operating expenses:
 Sales and marketing                    2,353,267                1,306,266
 Development                            2,533,399                  489,913
 General and administrative             1,344,547                  648,311
 Warrant compensation expense           7,000,000                        -
                                     ----------------      -----------------
  Total operating expenses             13,231,213                2,444,490
                                     ----------------      -----------------

Operating loss                        (12,391,282)              (3,588,853)

Other income (expense):
 Loss on joint venture                   (748,954)                 (16,419)
 Other income (expense)                   252,033                  (93,251)
                                     ----------------      -----------------
 Total other (expense)                   (496,921)                (109,670)
                                     ----------------      -----------------
 Net loss                           $ (12,888,203)           $  (3,698,523)
                                  --------------------   -------------------
                                  --------------------   -------------------

Net loss per share                       $  (0.97)                $  (0.40)

                                  --------------------   -------------------
                                  --------------------   -------------------

Shares used in calculating per
  share data                           13,300,127                9,216,045
                                     ----------------      -----------------
                                     ----------------      -----------------

                   See accompanying notes to financial statements.

                                   CNET, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                          Three months ended
                                                                                               March 31,
                                                                                -----------------------------------
                                                                                       1997                 1996
                                                                                -----------------  ----------------
Cash flows from operating activities:
 Net loss                                                                       $  (12,888,203)     $   (3,698,523)
 Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                      983,444             246,112
    Amortization of program costs                                                    1,725,144             771,253
    Allowance for doubtful accounts                                                     22,421                   -
    Other                                                                                    -              27,106
    Reserve for joint venture                                                          748,954                   -
    Warrant Compensation Expense                                                     7,000,000                   -
    Changes in operating assets and liabilities:
      Accounts receivable                                                             (710,375)             29,302
      Other current assets                                                            (217,105)             (8,542)
      Other assets                                                                    (120,382)            (67,495)
      Accounts payable                                                                (866,246)            613,938
      Accrued liabilities                                                              762,206             102,781
                                                                                   -------------      ------------
         Net cash used in operating activities                                      (3,560,142)         (1,984,068)
                                                                                   -------------      ------------

 Cash flows from investing activities:
    Purchases of equipment, excluding capital leases                                (2,723,737)           (973,760)
    Purchases of programming assets                                                 (1,546,266)           (771,253)
    Loan to joint venture                                                             (750,000)           (187,414)
                                                                                   -------------      ------------
         Net cash used in investing activities                                      (5,020,003)         (1,932,427)
                                                                                   -------------      ------------

 Cash flows from financing activities:
    Net proceeds from issuance of convertible preferred stock                                -              33,333
    Allocated proceeds from issuance of warrants                                             -             164,000
    Proceeds from debt                                                                       -           3,636,000
    Net proceeds from employee stock purchase plan                                      73,470                   -
    Net Proceeds from exercise of options                                              168,382                   -
    Principal payments on capital leases                                               (36,912)            (14,397)
    Principal payments on equipment note                                               (42,605)            (21,945)
                                                                                   -------------      ------------
         Net cash provided by financing activities                                     162,335           3,796,991
                                                                                   -------------      ------------

 Net (decrease) in cash and cash equivalents                                        (8,417,810)           (119,504)
 Cash and cash equivalents at beginning of period                                   20,155,935             703,083
                                                                                   -------------      ------------
 Cash and cash equivalents at end of period                                      $  11,738,125      $      583,579
                                                                                   -------------      ------------
                                                                                   -------------      ------------

 Supplemental disclosure of cash flow information:
    Interest paid                                                                $      62,850      $       22,081
                                                                                   -------------      ------------
                                                                                   -------------      ------------


                    See accompanying notes to financial statements

                                    CNET, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited financial statements included in the Company's 10-KSB, as filed with the Securities and Exchange Commission which contains additional financial and operating information and information concerning the significant accounting policies followed by the Company.

     The results of operations for the three months ended March 31,1997 are not necessarily indicative of the results to be expected for the current year or any other period.

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

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that for profitable periods, basic EPS will be higher than primary earnings per share as presented in the accompanying consolidated financial statements and diluted EPS will not differ materially from earnings per share as presented in the accompanying financial statements. Computations for loss periods should not change significantly.

(1)  BALANCE SHEET


     PROPERTY AND EQUIPMENT
     A summary of property and equipment follows:


                                                     March 31,   December 31,
                                                       1997          1996
                                                 -------------- --------------
Computer Equipment                                $  7,782,077  $  6,389,144
Production Equipment                                 2,090,472     2,017,546
Office Equipment                                     1,055,994     1,349,978
Leasehold improvements                               4,907,646     4,128,625
Furniture & Fixtures                                   301,432       156,861
Other                                                  678,440        50,169
                                                  ------------- ---------------
                                                    16,816,061    14,092,323

Less accumulated depreciation and amortization       3,274,859     2,349,032
                                                  ------------- ---------------
                                                  $ 13,541,202  $ 11,743,291
                                                  ------------- ---------------
                                                  ------------- ---------------

ACCRUED LIABILITIES
A summary of accrued liabilities follows:

                                                     March 31,   December 31,
                                                       1997          1996
                                                  ------------- ---------------
Compensation and related benefits                 $  2,202,267  $  1,298,700
Advertising                                            961,105       734,934
Other                                                  572,112       939,730
                                                  ------------- ---------------
                                                  $  3,735,484   $  2,973,364
                                                  ------------- ---------------
                                                  ------------- ---------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The Company was founded in December 1992 and first recognized revenues from its television operations in April 1995 and from its Internet operations in October 1995. Accordingly, the Company has an extremely limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by start-up companies in the television programming industry and in the new and rapidly evolving market of Internet products, content and services. To address these risks, the Company must, among other things, effectively develop new relationships and maintain existing relationships with its advertising customers, their advertising agencies and other third parties, provide original and compelling content to Internet users and television viewers, develop and upgrade its technology, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that the Company will succeed in addressing such risks and the failure to do so could have a material adverse effect on the Company's business, financial condition or operating results. Additionally, the limited history of the Company makes the prediction of the future operating results difficult or impossible, and there can be no assurance that the Company's revenues will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. Since inception, the Company has incurred significant losses and, as of March 31, 1997, had an accumulated deficit of $42.2 million. The Company expects to continue to incur significant losses on a quarterly and annual basis in the future.

RESULTS OF OPERATIONS

     REVENUES

     TELEVISION REVENUES

     Television revenues were $1.8 million and $608,000 for the three months ended March 31, 1997 and 1996 respectively. The increase of $1.2 million is due to the effect of the amendment to the Company's agreement with USA Networks on July 1, 1996 and its agreement with Golden Gate Productions, L.P. ("GGP") in August 1996. Through June 30, 1996 television revenues were principally derived from the sale of advertising during the Company's CNET CENTRAL television series, which was carried nationally on USA Network and Sci-Fi Channel pursuant to an agreement with USA Networks. In April 1996, the Company and USA Networks amended their agreement, effective July 1, 1996. Under the amended agreement, USA Networks licensed the right to carry CNET CENTRAL and two additional programs on its networks for an initial one-year term for a fee equal to the cost of production of those programs up to a maximum of $5.2 million. Fees derived under the contract will vary on a quarterly basis depending on the delivery of original or refreshed programming.

     In addition to the two additional programs carried on USA Networks, the Company entered into an agreement in August 1996 with GGP whereby the Company produces TV.COM, which is exclusively distributed by GGP. The program commenced distribution in September 1996.

     INTERNET REVENUES

     Internet revenues for the three months ended March 31, 1997 and 1996 were $4.5 million and $1.0 million, respectively. The increase in Internet revenues of $3.5 million was primarily the result of additional delivery of advertising attributable to the increase in Internet sites produced by the Company from three on March 31, 1996 to nine on March 31, 1997 as well as increased traffic and delivery of advertising on the three Internet sites existing on March 31, 1996.

     During the three months ended March 31, 1997 and 1996 approximately $24,000 and $216,000, respectively, of Internet revenues were derived from barter transactions whereby the Company delivered advertisements on its Internet sites in exchange for advertisements on the Internet sites of other companies.

     COST OF REVENUES

     TOTAL COST OF REVENUES

     Total cost of revenues were $5.5 million and $2.8 million for the three months ended March 31, 1997 and 1996, respectively. Cost of revenues includes costs associated with the production and delivery of the Company's television programming and the production of its Internet sites. The principal elements of cost of revenues for the Company's television programming have been the production costs of its television programs, which primarily consist of payroll and related expenses for the editorial and production staff and costs for facilities and equipment. The principal elements of cost of revenues for the Company's Internet sites have been payroll and related expenses for the editorial, production and technology staff, as well as costs for facilities and equipment.

     COST OF TELEVISION REVENUES


     Cost of television revenues were $1.8 million and $1.4 million for the three months ended March 31, 1997 and 1996, representing 100% and 223% of the related revenues, respectively. The increase of $419,000 for the three month period ended March 31, 1997 as compared to the same period in 1996 was primarily due to costs incurred from the production of two additional programs under the Company's amended contract with USA Networks and to additional costs incurred for the production of TV.COM.

     In August, 1996, the Company entered into an agreement with GGP whereby the Company produces TV.COM, which is exclusively distributed by GGP. Any revenues from the distribution of TV.COM will be first used to offset costs of distribution and production and thereafter be shared equally by CNET and GGP. There can be no assurance that distribution revenue will be sufficient to cover these costs.

     COST OF INTERNET REVENUES


     Cost of Internet revenues for the three months ended March 31, 1997 and 1996 were $3.7 million and $1.4 million, respectively, representing 82% and
138% of the related revenues.   The increase of $2.3 million for the three
months ended March 31, 1997 as compared to the same period in 1996 is primarily attributable to the increase in Internet sites produced by the Company from three on March 31, 1996 to nine on March 31, 1997. The increase in Internet sites produced by the Company required significant additional expenditures in payroll and related expenses, and for facilities and equipment. The Company anticipates substantial increases in cost of revenues for Internet production in the future.

SALES AND MARKETING


     Sales and marketing expenses consist primarily of payroll and related expenses, consulting fees and advertising expenses. Sales and marketing expenses were $2.4 million and $1.3 million for the three months ended March 31, 1997 and 1996, representing 37% and 79% of total revenues, respectively. The increase in sales and marketing expenses for the three months ended March 31, 1997 compared to the same period in 1996 was primarily attributable to increases in payroll and related benefits of approximately $713,000 and an increase of approximately $307,000 in expenses related to a new, unannounced online venture.

     DEVELOPMENT

     Development expenses consist of expenses incurred in the development of new Internet sites and in research and development of new or improved technologies designed to enhance the performance of the Company's Internet sites. Development expenses for Internet operations include payroll and related expenses for editorial, production and technology staff, as well as costs for facilities and equipment. Costs associated with the development of a new Internet site are no longer recognized as development expenses when the new site begins generating revenue.
      Development expenses were $2.5 million and $490,000 for the three months ended March 31, 1997 and 1996, representing 40% and 30% of total revenues, respectively. The increase in development expenses of $2.0 million for the three months ended March 31, 1997 as compared to the same period in 1996 was primarily attributable to $1.9 million in development expenses related to a new, unannounced online venture. The Company anticipates a continued increase in development expenses in the future.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses were $1.3 million and $648,000 for the three months ended March 31, 1997 and 1996, representing 21% and 39% of total revenues, respectively. The increase for the three months ended March 31, 1997 as compared to the same periods in 1996 were primarily attributable to increases in payroll and related expenses and are primarily associated with the growth of the Company.

     WARRANT COMPENSATION EXPENSE

     In January 1997 the Company incurred a one-time, non-cash expense of $7.0 million related to an amendment to the warrant agreement with USA Networks whereby the Company agreed that the warrants held by USA Networks will vest in full on December 31, 2006, to the extent that they have not previously vested. Additionally, USA Networks exercised its option to extend its agreement with the Company to carry the Company's three television programs through June 30, 1998.

     OTHER INCOME (EXPENSE)

     Other income (expense) consists of interest income and interest expense and losses from the Company's joint venture with E! Entertainment. The joint venture, which is owned 50% by the Company and 50% by E! Entertainment, was formed in January 1996 to launch an Internet site called E! ONLINE. The Company has agreed to provide $3.0 million in debt financing to the joint venture during the first two years of operation. As a result of the Company's financing commitment to the joint venture, the Company is currently required to recognize 100% of any losses incurred by the joint venture.

     Total other expense was $497,000 and $110,000 for the three months ended March 31, 1997 and 1996, respectively. Included in other income (expense) for the three months ended March 31, 1997 and 1996 were losses of $749,000 and $16,000, respectively, incurred by the E! Online joint venture.



     LIQUIDITY AND CAPITAL RESOURCES


     Net cash used in operating activities of $3.4 million and $2.0 million for the three months ended March 31, 1997 and 1996, respectively, was primarily attributable to net losses in such periods. Net cash used in investing activities of $5.1 million and $1.9 million for the three months ended March 31, 1997 and 1996 respectively, was primarily attributable to purchases of equipment and programming assets. Cash flows provided by financing activities for the three months ended March 31, 1997 consisted primarily of proceeds from the issuance of common stock and for the three months ended March 31, 1996 consisted primarily of proceeds from the issuance of debt.

     The Company currently has obligations under notes payable and capital leases of $779,000. Such obligations were incurred to finance equipment purchases and are payable through June 2001. Through March 31, 1997 debt financing of $2.5 million was provided to E! Online, LLC, the Company's joint venture with E! Entertainment. The Company has agreed to provide $3.0 million in debt financing to the joint venture during its first two years of operation. In addition, the Company has agreed to provide up to an additional $3.0 million in equity capital to the joint venture through January 1999.

     As of March 31, 1997 the Company's principal source of liquidity was approximately $11.7 million in cash and cash equivalents. The Company believes that these funds, together with other sources of capital expected to be available to the Company, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, any projections of future cash needs and cash flows is subject to substantial uncertainty. See "Additional Factors That May Affect Future Results" below. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available to the Company in amounts or on terms acceptable to the Company.

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

     ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's financial condition and quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results attributable to its Internet operations include the level of use of the

Internet, demand for Internet advertising, seasonal trends in both Internet use and advertising placements, the addition or loss of advertisers, advertising budgeting cycles of individual advertisers, the level of traffic on the Company's Internet sites, the amount and timing of development costs, capital expenditures and other costs relating to the expansion of the Company's Internet operations, the introduction of new sites and services by the Company or its competitors, price competition or pricing changes in the industry, technical difficulties or system downtime, general economic conditions and economic conditions specific to the Internet and Internet media. Quarterly operating results attributable to the Company's television operations are generally dependent on the costs incurred by the Company in producing its television programming. Further, the size and demographic characteristics of the Company's viewing audience may be adversely affected by the popularity of competing television programs, including special events, the time slots chosen for the Company's programs by the cable network carrying such programs and the popularity of programs immediately preceding the Company's programs. As a result of the Company's strategy to cross market its television and Internet operations, the Company believes that any decrease in the number of viewers of its television programs will have a negative effect on the usage of its Internet sites. Accordingly, a decrease in viewership of the Company's television programs could have a material adverse effect on the Company's business, financial condition or operating results.

     Due to all of the foregoing factors, it is likely that the Company's operating results will fall below the expectations of the Company, securities analysts or investors in some future quarter. In such event, the trading price of the Common Stock would likely be materially and adversely affected.

     Certain information in this Quarterly Report may contain
"forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, expenses or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements. The Company's future financial condition and results, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including those summarized in this section. Additional information concerning these and other risk factors is contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, a copy of which may be obtained from the Company upon request.

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

                                     CNET, INC.
                                     (Registrant)



MAY 14, 1997                  /S/   SHELBY W. BONNIE
--------------                ------------------------
Date                          Shelby W. Bonnie
                              Chief Operating Officer/
                              Chief Financial Officer