Form 10QSB
period 1997-06-30
CNET INC /DE
filed 1997-08-14
CIK 1015577

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes /X/  No / /

As of July 31, 1997 there were 13,597,745 shares of the registrant's common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                      INDEX

                          PART I. FINANCIAL INFORMATION


Item 1.   Condensed Financial Statements
          Condensed Balance Sheets as of June 30, 1997 and
          December 31, 1996. . . . . . . . . . . . . . . . . . . . . . . .    3

          Condensed Statements of Operations for the three and
          six months ended June 30, 1997 and 1996. . . . . . . . . . . . .    4

          Condensed Statements of Cash Flows for the
          six months ended June 30, 1997 and 1996. . . . . . . . . . . . .    5

          Notes to Condensed Financial Statements. . . . . . . . . . . . .    6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . .    8

          Changes in securities. . . . . . . . . . . . . . . . . . . . . .   13

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . .   13

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .   12
          Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                                   CNET, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                       June 30,     December 31,
                                                         1997          1996
                                                    ------------   ------------

                                     ASSETS

Current assets:
     Cash and cash equivalents . . . . . . . . . .  $  4,996,354  $  20,155,935
     Accounts receivable, net. . . . . . . . . . .     6,919,969      5,292,177
     Other receivable  . . . . . . . . . . . . . .    10,000,000              -
     Other current assets. . . . . . . . . . . . .     1,280,455        940,691
                                                    ------------  -------------
          Total current assets . . . . . . . . . .    23,196,778     26,388,803
Property and equipment, net. . . . . . . . . . . .    15,334,202     11,743,291
Other assets . . . . . . . . . . . . . . . . . . .     4,818,961      1,709,775
                                                    ------------  -------------
                                                    $ 43,349,941  $  39,841,869
                                                    ------------  -------------
                                                    ------------  -------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Accounts payable. . . . . . . . . . . . . . .  $  3,740,552  $   2,911,663
     Accrued liabilities . . . . . . . . . . . . .     5,807,178      2,973,364
     Current portion of long-term debt . . . . . .       274,087        281,145
                                                    ------------  -------------
          Total current liabilities. . . . . . . .     9,821,817      6,166,172

Long-term debt . . . . . . . . . . . . . . . . . .       440,162        577,543
                                                    ------------  -------------
          Total liabilities. . . . . . . . . . . .    10,261,979      6,743,715

Stockholders' equity:
     Preferred stock . . . . . . . . . . . . . . .             -              -
     Common stock. . . . . . . . . . . . . . . . .         1,357          1,328
     Additional paid in capital. . . . . . . . . .    70,286,925     62,424,993
     Accumulated deficit . . . . . . . . . . . . .   (37,200,320)   (29,328,167)
                                                    ------------  -------------
          Total stockholders' equity . . . . . . .    33,087,962     33,098,154
                                                    ------------  -------------
                                                    $ 43,349,941  $  39,841,869
                                                    ------------  -------------
                                                    ------------  -------------

                 See accompanying notes to financial statements.

                                   CNET, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                            Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                         -------------------------    ---------------------------
                                                            1997           1996           1997            1996
                                                         -----------    ----------    -------------   -----------


Revenues:
   Television. . . . . . . . . . . . . . . . . . . . .   $1,695,207    $   819,998     $ 3,475,002     $ 1,427,695
   Internet. . . . . . . . . . . . . . . . . . . . . .    6,618,816      1,810,231      11,157,165       2,855,376
                                                         ----------    -----------     -----------     -----------
      Total Revenues . . . . . . . . . . . . . . . . .    8,314,023      2,630,229      14,632,167       4,283,071

Cost of revenues:
   Television. . . . . . . . . . . . . . . . . . . . .    1,694,008      1,340,718       3,467,710       2,695,196
   Internet. . . . . . . . . . . . . . . . . . . . . .    3,885,918      1,920,372       7,590,429       3,363,099
                                                         ----------    -----------     -----------     -----------
      Total cost of revenues . . . . . . . . . . . . .    5,579,926      3,261,090      11,058,139       6,058,295
                                                         ----------    -----------     -----------     -----------
Gross profit (deficit) . . . . . . . . . . . . . . . .    2,734,097       (630,861)      3,574,028     ( 1,775,224)

Operating expenses:
   Sales and marketing . . . . . . . . . . . . . . . .    2,661,133      1,809,645       5,014,401       3,115,911
   Development . . . . . . . . . . . . . . . . . . . .    3,674,224        643,634       6,207,622       1,133,547
   General and administrative. . . . . . . . . . . . .    1,459,833        822,195       2,804,380       1,470,506
   Warrant compensation expense. . . . . . . . . . . .         -              -          7,000,000            -
                                                         ----------    -----------     -----------     -----------
      Total operating expenses . . . . . . . . . . . .    7,795,190      3,275,474      21,026,403       5,719,964
                                                         ----------    -----------     -----------     -----------

Operating loss . . . . . . . . . . . . . . . . . . . .   (5,061,093)    (3,906,335)    (17,452,375)     (7,495,188)

Other income (expense):
   Gain (loss) on joint venture. . . . . . . . . . . .    9,963,760       (258,978)      9,214,806        (275,397)
   Other income (expense). . . . . . . . . . . . . . .      113,383       (155,164)        365,416        (248,415)
                                                         ----------    ------------    -----------     ------------
   Total other income (expense). . . . . . . . . . . .   10,077,143       (414,142)      9,580,222        (523,812)
                                                         ----------    ------------    -----------     ------------
   Net income (loss) . . . . . . . . . . . . . . . . .   $5,016,050    $(4,320,477)    $(7,872,153)    $(8,019,000)
                                                         ----------    ------------    ------------    ------------
                                                         ----------    ------------    ------------    ------------

Net income (loss) per share. . . . . . . . . . . . . .   $     0.34    $     (0.47)    $     (0.59)    $     (0.87)
                                                         ----------    ------------    ------------    ------------
                                                         ----------    ------------    ------------    ------------

Shares used in calculating per share data. . . . . . .   14,947,215      9,216,045      13,368,429       9,216,045
                                                         ----------    -----------     -----------     ------------
                                                         ----------    -----------     -----------     ------------


                 See accompanying notes to financial statements.

                                   CNET, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Six Months Ended
                                                                             June 30,
                                                                    ----------------------------
                                                                         1997           1996
                                                                    -------------   ------------
Cash flows from operating activities:
   Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (7,872,153)  $  (8,019,000)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . .      2,146,418         592,588
      Amortization of program costs. . . . . . . . . . . . . . .      3,639,729       1,287,854
      Interest expense converted into preferred stock. . . . . .              -         222,141
      Allowance for doubtful accounts. . . . . . . . . . . . . .        156,338          25,000
      Reserve for joint venture. . . . . . . . . . . . . . . . .     (1,665,299)        275,397
      Changes in operating assets and liabilities:
         Accounts receivable . . . . . . . . . . . . . . . . . .    (11,784,130)     (1,136,581)
         Other current assets. . . . . . . . . . . . . . . . . .       (589,706)       (301,096)
         Other assets. . . . . . . . . . . . . . . . . . . . . .       (113,663)       (520,090)
         Accounts payable. . . . . . . . . . . . . . . . . . . .        828,889       2,254,806
         Accrued liabilities . . . . . . . . . . . . . . . . . .      1,063,780         727,552
         Deferred revenue. . . . . . . . . . . . . . . . . . . .      1,770,031               -
         Warrant Compensation Expense. . . . . . . . . . . . . .      7,000,000               -
                                                                  -------------   -------------
            Net cash used in operating activities. . . . . . . .     (5,419,766)     (4,591,429)
                                                                  -------------   -------------
Cash flows from investing activities:
   Purchases of equipment, excluding capital leases. . . . . . .     (5,611,911)     (2,534,562)
   Purchases of programming assets . . . . . . . . . . . . . . .     (3,389,746)     (1,775,427)
   Loan to joint venture . . . . . . . . . . . . . . . . . . . .     (1,455,643)       (260,830)
                                                                  -------------   -------------
            Net cash used in investing activities. . . . . . . .    (10,457,300)     (4,570,819)
                                                                  -------------   -------------
Cash flows from financing activities:
   Net proceeds from issuance of convertible preferred stock . .              -       4,643,826
   Allocated proceeds from issuance of warrants. . . . . . . . .              -         164,000
   Proceeds from debt. . . . . . . . . . . . . . . . . . . . . .              -       3,636,000
   Net proceeds from employee stock purchase plan. . . . . . . .        334,184               -
   Net proceeds from exercise of options . . . . . . . . . . . .        527,743               -
   Principal payments on capital leases. . . . . . . . . . . . .        (79,090)              -
   Principal payments on equipment note. . . . . . . . . . . . .        (65,352)        (73,812)
                                                                  -------------   -------------
         Net cash provided by financing activities . . . . . . .        717,485       8,370,014
                                                                  -------------   -------------
Net decrease in cash and cash equivalents. . . . . . . . . . . .    (15,159,581)       (792,234)
Cash and cash equivalents at beginning of period . . . . . . . .     20,155,935         703,083
                                                                  -------------   -------------
Cash and cash equivalents at end of period . . . . . . . . . . .  $   4,996,354   $     (89,151)
                                                                  -------------   -------------
                                                                  -------------   -------------
Supplemental disclosure of cash flow information:
   Interest paid . . . . . . . . . . . . . . . . . . . . . . . .  $      46,283   $      42,338
                                                                  -------------   -------------
                                                                  -------------   -------------
Supplemental disclosure of noncash transactions:
  Capital Lease obligations incurred . . . . . . . . . . . . . .  $           -   $     270,203
                                                                  -------------   -------------
                                                                  -------------   -------------
  Conversion of debt and interest into convertible
  preferred stock. . . . . . . . . . . . . . . . . . . . . . . .  $           -   $   3,858,141
                                                                  -------------   -------------
                                                                  -------------   -------------

  Exercise of stock options through issuance of note receivable
  from stockholder . . . . . . . . . . . . . . . . . . . . . . .  $           -   $     594,654
                                                                  -------------   -------------
                                                                  -------------   -------------


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

     The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the current year or any other period.

NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding and common equivalent shares from stock options and warrants (under the treasury stock method, if dilutive). In accordance with certain SEC Staff Accounting Bulletins, such computations include all common equivalent shares (using the treasury stock method) issued subsequent to May 10, 1995 as if they were outstanding for all periods presented using the IPO price. Common equivalent shares issued prior to May 10, 1995 are excluded from the computation if their effect is anti-dilutive. Furthermore, common equivalent shares from convertible preferred stock that automatically or voluntarily converted upon the completion of the Company's IPO are included in the calculation using the as-converted method from the original date of issuance.

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

     The Financial Accounting Standards Board has also issued SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." These new accounting standards are for disclosure purposes and the Company is analyzing the impact of these standards for future reporting.

(2) BALANCE SHEET

PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                                     JUNE 30,    DECEMBER 31,
                                                       1997         1996
                                                       ----         ----

 Computer Equipment. . . . . . . . . . . . . . . .  $9,601,298   $6,389,144
 Production Equipment. . . . . . . . . . . . . . .   2,096,381    2,017,546
 Office Equipment. . . . . . . . . . . . . . . . .   1,146,442    1,349,978
 Leasehold improvements. . . . . . . . . . . . . .   5,346,596    4,128,625
 Furniture & Fixtures. . . . . . . . . . . . . . .     514,779      156,861
 Other . . . . . . . . . . . . . . . . . . . . . .     998,739       50,169
                                                   -----------  -----------
                                                    19,704,235   14,092,323
 Less accumulated depreciation and amortization. .   4,370,033    2,349,032
                                                   -----------  -----------
                                                   $15,334,202  $11,743,291
                                                   -----------  -----------

ACCRUED LIABILITIES

      A summary of accrued liabilities follows:

                                                     JUNE 30,    DECEMBER 31,
                                                       1997         1996
                                                       ----         ----

 Compensation and related benefits . . . . . . . .  $1,904,701   $1,298,700
 Advertising . . . . . . . . . . . . . . . . . . .   1,323,373      734,934
 Deferred Revenue. . . . . . . . . . . . . . . . .   1,400,000            -
 Other . . . . . . . . . . . . . . . . . . . . . .   1,179,104      939,730
                                                    ----------   ----------
                                                    $5,807,178   $2,973,364
                                                    ----------   ----------

(3) GAIN (LOSS) ON JOINT VENTURE

     Gain (loss) on joint venture is derived from the Company's joint venture with E! Entertainment. The joint venture, which was owned 50% by the Company and 50% by E! Entertainment, was formed in January 1996 to launch an Internet site called E! ONLINE. The Company provided approximately $3.0 million in debt financing to the joint venture through June 30, 1997, which was the venture's sole source of financing. As a result of the Company's financing commitment to the joint venture, the Company recognized 100% of any losses incurred by the joint venture. In June 1997 the Company sold its 50% equity position and certain technology licenses and marketing and consulting services to its joint venture partner for $10.0 million (which amount was subsequently received by the Company on July 11, 1997), a $3.2 million note receivable, which is included in other assets, and certain additional payments for up to three years.

(4) SUBSEQUENT EVENT

     On June 5, 1997, the Company agreed to sell Intel Corporation 201,253 shares of common stock at a per share price of $26.34. The transaction was completed and proceeds from the sale of $5.3 million were received by the Company on July 21, 1997. The sale increased Intel's ownership position in the Company to 6.0 percent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The Company was founded in December 1992 and first recognized revenues from its television operations in April 1995 and from its Internet operations in October 1995. Accordingly, the Company has an extremely limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by start-up companies in the television programming industry and in the new and rapidly evolving market of Internet products, content and services. To address these risks, the Company must, among other things, effectively develop new relationships and maintain existing relationships with its advertising customers, their advertising agencies and other third parties, provide original and compelling content to Internet users and television viewers, develop and upgrade its technology, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that the Company will succeed in addressing such risks and the failure to do so could have a material adverse effect on the Company's business, financial condition or operating results. Additionally, the limited history of the Company makes the prediction of the future operating results difficult or impossible, and there can be no assurance that the Company's revenues will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. Since inception, the Company has incurred significant losses and, as of June 30, 1997, had an accumulated deficit of $37.2 million. The Company expects to continue to incur significant losses on a quarterly and annual basis in the future.

RESULTS OF OPERATIONS

     REVENUES

     TOTAL REVENUES

     Total revenues were $8.3 million and $2.6 million for the three months and $14.6 million and $4.3 million for the six months ended June 30, 1997 and 1996, respectively.

     TELEVISION REVENUES

     Television revenues were $1.7 million and $820,000 for the three months and $3.5 million and $1.4 million for the six months ended June 30, 1997 and 1996, respectively. The increase of $875,000 for the three month and $2.0 million for the six month period was due to the launch of three new television series during the second half of 1996. Through June 30, 1996 television revenues were principally derived from the sale of advertising during the Company's CNET CENTRAL television series, which was carried nationally on USA Network and Sci-Fi Channel pursuant to an agreement with USA Networks. In April 1996, the Company and USA Networks amended their agreement, effective July 1, 1996. Under the amended agreement, USA Networks licensed the right to carry CNET CENTRAL and two additional programs on its networks for an initial one-year term for a fee equal to the cost of production of those programs up to a maximum of $5.2 million. In January 1997, USA Network excercised an option to extend its agreement with the Company to carry the Company's three television programs through June 30, 1998 for a fee equal to the cost of production of the program up to a maximum of $5.5 million. Fees derived under the agreement will vary on a quarterly basis depending on the delivery of original or refreshed programming.

     In addition to the two additional programs carried on USA Networks, the Company entered into an agreement in August 1996 with Golden Gate Productions, L.P. ("GGP") whereby the Company produces the syndicated television series TV.COM, which is exclusively distributed by GGP. The program commenced distribution in September 1996. In August 1997 the assets of GGP were acquired by a third party. The Company cannot predict the effect of the transaction on the distribution of TV.COM, or on the advertising sales for TV.COM.

INTERNET REVENUES

     Internet revenues were $6.6 million and $1.8 million for the three months and $11.2 million and $2.9 million for the six months ended June 30, 1997 and 1996, respectively. The increase in Internet revenues of $4.8 million for the three months and $8.3 million for the six months was primarily the result of additional delivery of advertising attributable to the increase in Internet sites produced by the Company from three on June 30, 1996 to nine on June 30, 1997 as well as increased traffic and delivery of advertising on the three Internet sites existing on June 30, 1996. The number of banner advertising units delivered on all sites grew 196% to 420 for the three month period and 212% to 690 for the six month period ended June 30, 1997 as compared to the comparable periods in 1996. In addition, Internet revenues include non-advertising revenues of $1.1 million for the three months and $1.7 million for the six months ended June 30, 1997. Non-advertising revenues include electronic commerce revenue, content licensing revenue and technology sales and licensing. The Company first realized non-advertising revenue in the third quarter of 1996.

     A portion of the Company's Internet revenues were derived from barter transactions whereby the Company delivered advertisements on its Internet sites in exchange for advertisements on the Internet sites of other companies. Barter transactions accounted for $472,000 and $216,000 for the three months ended and $496,000 and $340,000 for the six months ended June 30, 1997 and 1996, respectively.

COST OF REVENUES

TOTAL COST OF REVENUES

     Total cost of revenues were $5.6 million and $3.3 million for the three months and $11.1 million and $6.1 million for the six months ended June 30, 1997 and 1996, respectively. Cost of revenues includes costs associated with the production and delivery of the Company's television programming and the production of its Internet sites. The principal elements of cost of revenues for the Company's television programming have been the production costs of its television programs, which primarily consist of payroll and related expenses for the editorial and production staff and costs for facilities and equipment. The principal elements of cost of revenues for the Company's Internet sites have been payroll and related expenses for the editorial, production and technology staff, as well as costs for facilities and equipment.

COST OF TELEVISION REVENUES

     Cost of television revenues were $1.7 million and $1.3 million for the three months and $3.5 million and $2.7 million for the six months ended June 30, 1997 and 1996, representing 100%, 164%, 100% and 189% of the related revenues, respectively. The increase of $353,000 for the three month period and $773,000 for the six month period ended June 30, 1997 as compared to the same periods in 1996 was primarily due to costs incurred from the production of two additional programs under the Company's amended contract with USA Networks and to additional costs incurred for the production of TV.COM.

     Under the Company's agreement with GGP, any revenues from the distribution of TV.COM will be first used to offset costs of distribution and production and thereafter be shared equally by CNET and GGP. There can be no assurance that distribution revenue will be sufficient to cover these costs.

COST OF INTERNET REVENUES

     Cost of Internet revenues were $3.9 million and $1.9 million for the three months and $7.6 million and $3.4 million for the six months ended June 30, 1997 and 1996, representing 59%, 106%, 68% and 118% of the related revenues, respectively. The increase of $2.0 million for the three months and $4.2 million for the six months ended June 30, 1997 as compared to the same periods in 1996 is primarily attributable to the increase in Internet sites produced by the Company from three on June 30, 1996 to nine on June 30, 1997. The increase in Internet sites produced by the Company required significant additional expenditures in payroll and related expenses, and for facilities and equipment. The Company anticipates substantial increases in cost of revenues for Internet production in the future.

SALES AND MARKETING

     Sales and marketing expenses consist primarily of payroll and related expenses, consulting fees and advertising expenses. Sales and marketing expenses were $2.7 million and $1.8 million for the three months and $5.0 million and $3.1 million for the six months ended June 30, 1997 and 1996, representing 32%, 69%, 34% and 73% of total revenues, respectively. The increase in sales and marketing expenses for the three and six months ended June 30, 1997 of $851,000 and $1.9 million compared to the same periods in 1996 was primarily attributable to increases in payroll and related benefits and additional expenses of $318,000 and $626,000 related to the Company's SNAP! Online project.

DEVELOPMENT

     Development expenses consist of expenses incurred in the development of new Internet sites and in research and development of new or improved technologies designed to enhance the performance of the Company's Internet sites. Development expenses for Internet operations include payroll and related expenses for editorial, production and technology staff, as well as costs for facilities and equipment. Costs associated with the development of a new Internet site are no longer recognized as development expenses when the new site begins generating revenue. Development expenses were $3.7 million and $644,000 for the three months and $6.2 million and $1.1 million for the six months ended June 30, 1997 and 1996, representing 44%, 24%, 42% and 26% of total revenues, respectively. The increase in development expenses of $3.0 million for the three months and $5.1 million for the six months ended June 30, 1997 as compared to the same periods in 1996 was primarily attributable to $2.7 million and $4.6 million in development expenses related to SNAP! Online. SNAP! Online is a free consumer online service built on the open standards of the Internet. The Company anticipates a continued increase in development expenses in the future.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses were $1.5 million and $822,000 for the three months and $2.8 million and $1.5 million for the six months ended June 30, 1997 and 1996, representing 18%, 31%, 19% and 34% of total revenues, respectively. The increase for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 were primarily attributable to increases in payroll and related expenses and are primarily associated with the growth of the Company.

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

OTHER INCOME (EXPENSE)

     Other income (expense) consists of interest income and interest expense and gains (losses) from the Company's joint venture with E! Entertainment. The joint venture, which was owned 50% by the Company and 50% by E! Entertainment, was formed in January 1996 to launch an Internet site called E! ONLINE. The Company provided approximately $3.0 million in debt financing to the joint venture through June 30, 1997, which was the venture's sole source of financing. As a result of the Company's financing commitment to the joint venture, the Company recognized 100% of any losses incurred by the joint venture. In June 1997 the Company sold its 50% equity position and certain technology licenses and marketing and consulting services to its joint venture partner for a $10.0 million, (which amount was subsequently received by the Company on July 11, 1997), a $3.2 million note receivable, which is included in other assets, and certain additional payments for up to three years.

     Total other income (expense) was $10.1 million and $(414,000) for the three months and $9.6 million and $(524,000) for the six months ended June 30, 1997 and 1996, respectively. Included in other income (expense) were gains of $10.0 million and $9.2 million for the three month and six month periods ended June 30, 1997 primarily related to the sale of the Company's equity interest in the joint venture as compared to losses of $(259,000) and $(275,000) for the comparable periods in 1996 primarily related to the recognition of 100% of the losses by the joint venture.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities of $5.4 million and $4.6 million for the six months ended June 30, 1997 and 1996, respectively, was primarily attributable to net losses in such periods. Net cash used in investing activities of $10.5 million and $4.6 million for the six months ended June 30, 1997 and 1996 respectively, was primarily attributable to purchases of equipment and programming assets. Cash flows provided by financing activities for the six months ended June 30, 1997 consisted primarily of proceeds from the issuance of common stock and for the six months ended June 30, 1996 consisted primarily of proceeds from the issuance of preferred stock and the issuance debt.

     The Company currently has obligations under notes payable and capital leases of $714,000. Such obligations were incurred to finance equipment purchases and are payable through June 2001.

     As of June 30, 1997, the Company's principal source of liquidity was approximately $5.0 million in cash and cash equivalents. In July 1997, the Company had proceeds of approximately $15.3 million, consisting of payment of the $10.0 million from E! Entertainment and proceeds of $5.3 million for the sale of common stock to Intel Corporation. (See "Other Income (Expense)" and "Notes to Condensed Financial Statements-Subsequent Event") The Company believes that these funds, together with other sources of capital expected to be available to the Company, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, any projections of future cash needs and cash flows is subject to substantial uncertainty. See "Additional Factors That May Affect Future Results" below. If currently available cash and cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities.
The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available to the Company in amounts or on terms acceptable to the Company.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

          (c) On June 4, 1997, the Company entered into an agreement with Intel Corporation ("Intel"), pursuant to which Intel agreed to purchase 201,253 shares of the Company's common stock for an aggregate purchase price of $5,300,000. The transaction was completed and proceeds from the sale were received by the Company on July 21, 1997. As a result of this transaction, Intel's ownership position in the Company increased to 6.0 percent. The sale of common stock to Intel in this transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on May 22, 1997, and the following matters were submitted to the Company's stockholders for approval: (i) the election of three Class I directors for a three year term; (ii) the adoption of the CNET, Inc. 1997 Stock Option Plan (the "1997 Plan"); and (iii) the ratification of KPMG Peat Marwick LLP as the Company's independent auditors for fiscal 1997. At the meeting, the three nominees for director were elected, the 1997 Plan was adopted and the selection of independent auditors was ratified. The vote of the stockholders with respect to each such matter was as follows:

Election of Class I Directors:

     Shelby W. Bonnie 7,920,631 votes for; 24,300 votes withheld Douglas Hamilton 7,920,631 votes for; 24,300 votes withheld
     Eric Robison         7,920,631 votes for; 24,300 votes withheld

Adoption of 1997 Plan     6,892,148 votes for
                          364,592 votes against
                          12,506 abstentions
                          675,685 broker non-votes

Ratification of Auditors  7,938,384 votes for
                          1,675 votes against
                          4,872 abstentions

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (1)  Exhibits

10.1 Stock Purchase Agreement, dated as of June 4, 1997, between Intel Corporation and CNET, Inc.

11.1  Statement of Computation of Net Income (Loss) per Share
27.   Financial Data Schedule

          (2)  Reports on Form 8-K

                           None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CNET, INC.
                                        (Registrant)

                                        /s/ SHELBY W. BONNIE
                                        ____________________
                                        Shelby W. Bonnie
                                        CHIEF OPERATING OFFICER/
                                        CHIEF FINANCIAL OFFICER

August 14, 1997

Date