Form 10QSB
period 1997-09-30
CNET INC /DE
filed 1997-11-17
CIK 1015577

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                                 Yes /X/  No / /

As of October 31, 1997 there were 13,943,993 shares of the registrant's common stock outstanding.

===============================================================================

Part 1.  Financial Information
Item 1.   Financial Statements

                                   CNET, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   September 30,  December 31,
                                                       1997           1996
                                                   -------------  -------------
                              ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . .    $13,119,208    $20,155,935
     Accounts receivable, net. . . . . . . . . .      8,011,757      5,292,177
     Other current assets. . . . . . . . . . . .      1,780,103        940,691
                                                   -------------  -------------
          Total current assets . . . . . . . . .     22,911,068     26,388,803

Property and equipment, net. . . . . . . . . . .     17,276,398     11,743,291
Other assets . . . . . . . . . . . . . . . . . .      5,142,470      1,709,775
                                                   -------------  -------------
                                                    $45,329,936    $39,841,869
                                                   =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable. . . . . . . . . . . . . .     $2,430,533     $2,911,663
     Accrued liabilities . . . . . . . . . . . .      6,184,185      2,973,364
     Current portion of long-term debt . . . . .      1,164,350        281,145
                                                   -------------  -------------
          Total current liabilities. . . . . . .      9,779,068      6,166,172

Long-term debt . . . . . . . . . . . . . . . . .      2,927,814        577,543
                                                   -------------  -------------
          Total liabilities. . . . . . . . . . .     12,706,882      6,743,715

Stockholders' equity:
     Common stock. . . . . . . . . . . . . . . .          1,384          1,328
     Additional paid in capital. . . . . . . . .     75,974,225     62,424,993
     Accumulated deficit . . . . . . . . . . . .    (43,352,555)   (29,328,167)
                                                   -------------  -------------
          Total stockholders' equity . . . . . .     32,623,054     33,098,154
                                                   -------------  -------------
                                                    $45,329,936    $39,841,869
                                                   =============  =============

                 See accompanying notes to financial statements.

                                   CNET, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            Three Months Ended           Nine Months Ended
                                              September 30,              September 30,
                                         -------------------------  ---------------------------
                                            1997         1996          1997          1996
                                         ------------ ------------  ------------- -------------
Revenues:
   Television. . . . . . . . . . . . . .  $1,813,052   $1,653,900     $5,288,054    $3,081,594
   Internet. . . . . . . . . . . . . . .   6,859,139    2,863,683     18,016,304     5,719,058
                                         ------------ ------------  ------------- -------------
      Total Revenues . . . . . . . . . .   8,672,191    4,517,583     23,304,358     8,800,652

Cost of revenues:
   Television. . . . . . . . . . . . . .   1,806,913    1,756,541      5,274,623     4,451,737
   Internet. . . . . . . . . . . . . . .   4,112,616    2,589,313     11,703,045     5,952,411
                                         ------------ ------------  ------------- -------------
      Total cost of revenues . . . . . .   5,919,529    4,345,854     16,977,668    10,404,148
                                         ------------ ------------  ------------- -------------
Gross profit (deficit) . . . . . . . . .   2,752,662      171,729      6,326,690    (1,603,496)

Operating expenses:
   Sales and marketing . . . . . . . . .   2,791,085    2,632,961      7,805,486     5,748,872
   Development . . . . . . . . . . . . .   4,735,718      915,481     10,943,340     2,049,029
   General and administrative. . . . . .   1,525,986    1,048,284      4,330,366     2,518,790
   Warrant compensation expense. . . . .       -             -         7,000,000          -
                                         ------------ ------------  ------------- -------------
      Total operating expenses . . . . .   9,052,789    4,596,726     30,079,192    10,316,691
                                         ------------ ------------  ------------- -------------
Operating loss . . . . . . . . . . . . .  (6,300,127)  (4,424,997)   (23,752,502)  (11,920,187)

Other income (expense):
   Gain (loss) on joint venture. . . . .       -         (678,779)     9,214,806      (954,177)
   Other income (expense). . . . . . . .     147,892      424,603        513,308       176,189
                                         ------------ ------------  ------------- -------------
   Total other income (expense). . . . .     147,892     (254,176)     9,728,114      (777,988)
                                         ------------ ------------  ------------- -------------
   Net loss . . . . . . . . . . . . . . .($6,152,235) ($4,679,173)  ($14,024,388) ($12,698,175)
                                         ============ ============  ============= =============

Net loss per share. . . . . . . . . . . .     ($0.45)      ($0.35)        ($1.04)       ($1.20)
                                         ============ ============  ============= =============

Shares used in calculating
   per share data. . . . . . . . . . . .  13,764,487   13,216,737     13,479,021    10,544,742
                                         ============ ============  ============= =============

                 See accompanying notes to financial statements.

                                   CNET, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Nine Months Ended
                                                               September 30,
                                                      ---------------------------
                                                         1997          1996
                                                      ------------- -------------
Cash flows from operating activities:
   Net loss . . . . . . . . . . . . . . . . . . . . . ($14,024,388) ($12,698,175)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization. . . . . . . . . .    3,467,006     1,136,556
     Amortization of program costs. . . . . . . . . .    5,548,481     3,201,017
     Interest expense converted into preferred stock.           -        222,141
     Allowance for doubtful accounts. . . . . . . . .      202,092        25,000
     Reserve for joint venture. . . . . . . . . . . .   (1,665,299)      954,177
     Warrant compensation expense. . . . . . . . .       7,000,000            -
     Changes in operating assets and liabilities:
        Accounts receivable . . . . . . . . . . . . .   (3,222,165)   (1,931,353)
        Other current assets. . . . . . . . . . . . .     (879,314)      (72,824)
        Other assets. . . . . . . . . . . . . . . . .     (419,922)     (843,419)
        Accounts payable. . . . . . . . . . . . . . .     (481,131)    3,131,039
        Accrued liabilities . . . . . . . . . . . . .    1,731,874     2,328,273
        Deferred revenue. . . . . . . . . . . . . . .    1,478,919            -
                                                      ------------- -------------
           Net cash used in operating activities. . .   (1,263,847)   (4,547,568)
                                                      ------------- -------------
Cash flows from investing activities:
  Purchases of equipment, excluding capital leases. .   (8,621,329)   (6,378,151)
  Purchases of programming assets . . . . . . . . . .   (5,208,049)   (3,913,779)
  Investment in Vignette Corporation  . . . . . . . .           -       (511,500)
  Loan to joint venture . . . . . . . . . . . . . . .   (1,531,945)   (1,031,690)
                                                      ------------- -------------
           Net cash used in investing activities. . .  (15,361,323)  (11,835,120)
                                                      ------------- -------------
Cash flows from financing activities:
  Net proceeds from issuance of convertible
    preferred stock . . . . . . . . . . . . . . . . .           -      4,643,826
  Net proceeds from initial public offering . . . . .           -     37,938,000
  Proceeds from stockholder receivable  . . . . . . .           -        594,654
  Allocated proceeds from issuance of warrants. . . .           -        164,000
  Net proceeds from issuance of stock . . . . . . . .    5,250,000            -
  Proceeds from debt. . . . . . . . . . . . . . . . .    3,280,806     3,636,000
  Net proceeds from employee stock purchase plan. . .      525,837            -
  Net proceeds from exercise of options . . . . . . .      773,450            -
  Principal payments on capital leases. . . . . . . .     (144,320)           -
  Principal payments on equipment note. . . . . . . .      (97,330)     (132,629)
                                                      ------------- -------------
           Net cash provided by financing activities.    9,588,443    46,843,851
                                                      ------------- -------------
Net increase (decrease) in cash and cash equivalents.   (7,036,727)   30,461,163
Cash and cash equivalents at beginning of period  . .   20,155,935       703,083
                                                      ------------- -------------
Cash and cash equivalents at end of period  . . . . .  $13,119,208   $31,164,246
                                                      ============= =============
Supplemental disclosure of cash flow information:
  Interest paid . . . . . . . . . . . . . . . . . . .     $131,073       $62,850
                                                      ============= =============
Supplemental disclosure of noncash transactions:
  Capital Lease obligations incurred. . . . . . . . .     $194,317      $431,820
                                                      ============= =============
  Conversion of debt and interest into convertible
    preferred stock . . . . . . . . . . . . . . . . .    $      -     $3,858,141
                                                      ============= =============
  Exercise of stock options through issuance of
    note receivable from stockholder  . . . . . . . .    $      -       $594,654
                                                      ============= =============

  Conversion of preferred stock into common stock . .    $      -        $42,610
                                                      ============= =============

                 See accompanying notes to financial statements.

        CNET, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        (Unaudited)


(1) Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's most recent annual report on Form 10-KSB, as filed with the Securities and Exchange Commission which contains additional financial and operating information and information concerning the significant accounting policies followed by the Company.

        The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the current year or any other period.

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

        The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share
("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that, for profitable periods, basic EPS will be higher than primary EPS as presented in the accompanying consolidated financial statements and diluted EPS will not differ materially from EPS as presented in the accompanying financial statements. Computations for loss periods should not change significantly.

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


(2) Balance Sheet

PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                              September 30,  December 31,
                                                  1997           1996
                                              -------------  -------------
Computer equipment. . . . . . . . . . . . . .   $9,601,298     $6,389,144
Production equipment. . . . . . . . . . . . .    2,096,381      2,017,546
Office equipment. . . . . . . . . . . . . . .    1,146,442      1,349,978
Leasehold improvements. . . . . . . . . . . .    5,346,596      4,128,625
Furniture & fixtures. . . . . . . . . . . . .      514,779        156,861
Other . . . . . . . . . . . . . . . . . . . .      998,739         50,169
                                              -------------  -------------
                                                19,704,235     14,092,323
Less accumulated depreciation
    and amortization. . . . . . . . . . . . .    4,370,033      2,349,032
                                              -------------  -------------
                                               $15,334,202    $11,743,291
                                              =============  =============
ACCRUED LIABILITIES
     A summary of accrued liabilities follows:

                                              September 30,  December 31,
                                                  1997           1996
                                              -------------  -------------
Compensation and related benefits . . . . . .   $1,904,701     $1,298,700
Advertising . . . . . . . . . . . . . . . . .    1,323,373        734,934
Deferred Revenue. . . . . . . . . . . . . . .    1,400,000            -
Other . . . . . . . . . . . . . . . . . . . .    1,179,104        939,730
                                              -------------  -------------
                                                $5,807,178     $2,973,364
                                              =============  =============


(3) Debt

During the quarter ended September 30, 1997 the Company secured a $10.0 million line of credit from a bank. The line of credit consists of a $5.0 million operating line of credit secured by all of the Company's tangible and intangible assets and a $5.0 million line of credit for up to 65% of capital equipment purchases. The capital proceeds from the equipment line will convert to a two year term loan in July, 1998. As of September 30, 1997 the Company had not yet drawn any of the operating line of credit and had drawn $768,000 on the capital equipment line of credit. In addition, the Company had proceeds of $2.5 million for an asset-based loan secured by certain capital equipment. Both the $10.0 million bank financing and the $2.5 million asset based loan are subject to certain financial covenants including, but not limited to, financial covenants relating to financial performance, tangible net worth, encumbrance of assets and creation of indebtedness. At September 30, 1997, the Company was in compliance with all financial covenants.



(4) Gain (Loss) on Joint Venture

        Gain (loss) on joint venture is derived from the Company's joint venture with E! Entertainment. The joint venture, which was owned 50% by the Company and 50% by E! Entertainment, was formed in January 1996 to launch an Internet site called E! ONLINE. The Company provided approximately $3.0 million in debt financing to the joint venture through June 30, 1997, which was the venture's sole source of financing. As a result of the Company's financing commitment to the joint venture, the Company recognized 100% of any losses incurred by the joint venture. In June 1997 the Company sold its 50% equity position and certain technology licenses and marketing and consulting services to its joint venture partner for $10.0 million in cash, a $3.2 million note receivable, which is included in other assets, and certain additional payments for up to three years.


(5) Commitments

        In September 1997, the Company entered into a lease for approximately 97,000 square feet of additional office space in San Francisco, California. The lease, which will commence on June 1, 1998, has a ten year term. As security against the Lessor's tenant improvements, the Company must deliver to the Lessor on January 1, 1998, an irrevocable stand-by letter of credit in the amount of $3.25 million.
 The Lessor will release the security should the Company meet certain financial goals, but in no case will the letter of credit be released earlier than January 1, 2000. The Company plans to use the additional office space to consolidate its operations and for future growth. The Company's current operations in San Francisco are housed in four separate buildings and the consolidation of its operations may require subleasing one or more of its existing locations. There can be no assurance that the Company will be able to negotiate a sublease for any of its property or that any sublease will generate sufficient rental rates to offset the Company's obligations.

(6) Legal Proceedings

        On August 15, 1997, Snap-on Incorporated and Snap-on Technologies commenced an action against the Company in the U.S. District Court of the Northern District of Illinois alleging trademark infringement and trademark dilution in connection with the Company's announcement of its Snap! Online service. The plaintiffs sought a temporary restraining order, which was denied, and are now seeking an injunction to require modification of the name of the service. The plaintiffs are not seeking monetary damages. The Company believes the plaintiffs' claims are without merit and will continue to defend the case vigorously. Nevertheless, there can be no assurance as to whether, or on what terms, the Company will be able to continue using the Snap! Online name.



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

        The Company was founded in December 1992 and first recognized revenues from its television operations in April 1995 and from its Internet operations in October 1995. Accordingly, the Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by start-up companies in the television programming industry and in the new and rapidly evolving market of Internet products, content and services. To address these risks, the Company must, among other things, effectively develop new relationships and maintain existing relationships with its advertising customers, their advertising agencies and other third parties, provide original and compelling content to Internet users and television viewers, develop and upgrade its technology, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that the Company will succeed in addressing such risks and the failure to do so could have a material adverse effect on the Company's business, financial condition or operating results. Additionally, the limited history of the Company makes the prediction of the future operating results difficult or impossible, and there can be no assurance that the Company's revenues will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. Since inception, the Company has incurred significant losses and, as of September 30, 1997, had an accumulated deficit of $43.4 million. The Company expects to continue to incur significant losses on a quarterly and annual basis in the future.







Results of Operations



Revenues



 Total Revenues

        Total revenues were $8.7 million and $4.5 million for the three months and $23.3 million and $8.8 million for the nine months ended September 30, 1997 and 1996, respectively.

 Television Revenues

        Television revenues were $1.8 million and $1.7 million for the three months and $5.3 million and $3.1 million for the nine months ended September 30, 1997 and 1996, respectively. The increase of $2.2 million for the nine month period was primarily due to the launch of three new television series during the second half of 1996. The three new programs ran for approximately one quarter during the nine month period ended September 30,1996 as compared to three quarters for the comparable period in 1997. Through September 30, 1996 television revenues were principally derived from the sale of advertising during the Company's CNET CENTRAL television series, which was carried nationally on USA Network and Sci-Fi Channel pursuant to an agreement with USA Networks. In April 1996, the Company and USA Networks amended their agreement, effective July 1, 1996.
 Under the amended agreement, USA Networks licensed the right to carry CNET CENTRAL and two additional programs on its networks for an initial one-year term for a fee equal to the cost of production of those programs up to a maximum of $5.2 million. In January 1997, USA Network exercised an option to extend its agreement with the Company to carry the Company's three television programs through June 30, 1998 for a fee equal to the cost of production of the program up to a maximum of $5.5 million. Fees derived under the agreement will vary on a quarterly basis depending on the delivery of original or refreshed programming.

        In addition to the two new programs carried on USA Networks, the Company entered into an agreement in August 1996 with Golden Gate Productions, L.P. ("GGP") whereby the Company produced the syndicated television series TV.COM, which was distributed exclusively by GGP. The program commenced distribution in September 1996. In August 1997 the assets of GGP were acquired by a third party who has agreed to distribute the program through Trans World International. The Company cannot predict the effect of the transaction on the distribution of TV.COM, or on the advertising sales for TV.COM.



Internet Revenues

        Internet revenues were $6.9 million and $2.9 million for the three months and $18.0 million and $5.7 million for the nine months ended September 30, 1997 and 1996, respectively. The increase in Internet revenues of $4.0 million for the three months and $12.3 million for the nine months was primarily the result of additional delivery of advertising attributable to the increase in Internet sites produced by the Company from three on September 30, 1996 to nine on September 30, 1997 as well as increased traffic and delivery of advertising on the three Internet sites existing on September 30, 1996. The number of banner advertising units delivered on all sites grew 124% to 426 for the three month period and 171% to 1,116 for the nine month period ended September 30, 1997 as compared to the comparable periods in 1996. In addition, Internet revenues include non-advertising revenues of $1.3 million for the three months and $3.1 million for the nine months ended September 30, 1997. Non-advertising revenues include electronic commerce revenue, content licensing revenue, technology licensing and consulting. The Company first realized non-advertising revenue in the third quarter of 1996.

        A portion of the Company's Internet revenues were derived from barter transactions whereby the Company delivered advertisements on its Internet sites in exchange for advertisements on the Internet sites of other companies. Barter transactions accounted for $136,000 and $351,000 for the three months and $632,000 and $691,000 for the nine months ended September 30, 1997 and 1996, respectively.

        In September 1997, the Company, E! Online and E! Online's parent entered into an amendment to their preexisting consulting agreement, pursuant to which E! Online agreed to provide certain advertising promotions for the Company and to accelerate the payment of certain consulting fees to the Company, and the Company agreed to provide E! Online with certain banner advertisements and to reduce the total consulting fees that could ultimately be required from E! Online to the Company under this agreement.



        Cost of Revenues



 Total Cost of Revenues

        Total cost of revenues were $5.9 million and $4.3 million for the three months and $17.0 million and $10.4 million for the nine months ended September 30, 1997 and 1996, respectively. Cost of revenues includes costs associated with the production and delivery of the Company's television programming and the production of its Internet sites. The principal elements of cost of revenues for the Company's television programming have been the production costs of its television programs, which primarily consist of payroll and related expenses for the editorial and production staff and costs for facilities and equipment. The principal elements of cost of revenues for the Company's Internet sites have been payroll and related expenses for the editorial, production and technology staff, as well as costs for facilities and equipment.

 Cost of Television Revenues

        Cost of television revenues were $1.8 million for each of the three months and $5.3 million and $4.5 million for the nine months ended September 30, 1997 and 1996, representing 100%, 106%, 100% and 144% of the related revenues, respectively. The increase of $823,000 for the nine month period ended September 30, 1997 as compared to the same period in 1996 was primarily due to costs incurred from the production of two additional programs under the Company's amended contract with USA
Networks and to additional costs incurred for the production of TV.COM.

        Under the Company's distribution agreement for TV.COM, any revenues from the distribution of TV.COM will be first used to offset costs of distribution and production and thereafter be shared equally by CNET and the distributor. There can be no assurance that distribution revenue will be sufficient to cover these costs.

 Cost of Internet Revenues

        Cost of Internet revenues were $4.1 million and $2.6 million for the three months and $11.7 million and $6.0 million for the nine months ended September 30, 1997 and 1996, representing 60%, 90%, 65% and 104% of the related revenues, respectively. The increase of $1.5 million for the three months and $5.7 million for the nine months ended September 30, 1997 as compared to the same periods in 1996 is primarily attributable to the increase in Internet sites produced by the Company from three on September 30, 1996 to nine on September 30, 1997. The increase in Internet sites produced by the Company required significant additional expenditures in payroll and related expenses, and for facilities and equipment.

        The Company anticipates substantial increases in cost of revenues for Internet production in the future. The Company launched its free consumer online service SNAP! Online in late September, 1997. Through September 30, 1997 the costs of the production of SNAP! Online were classified as development expenses, however, commencing October 1, 1997 the Company will classify the expenses for SNAP! Online as cost of Internet revenues. In addition, the Company expects to launch an additional Internet site, COMPUTERS.COM in November 1997 and the related costs will also shift from development expense to cost of Internet revenues. The classification of SNAP! Online expenses and COMPUTERS.COM expenses as cost of Internet revenues will significantly increase cost of revenues beginning October 1, 1997. The increase may cause a significant reduction in gross profit depending on revenues generated by the newly launched services.

Sales and Marketing

        Sales and marketing expenses consist primarily of payroll and related expenses, consulting fees and advertising expenses. Sales and marketing expenses were $2.8 million and $2.6 million for the three months and $7.8 million and $5.7 million for the nine months ended September 30, 1997 and 1996, representing 32%, 58%, 33% and 65% of total revenues, respectively. The increase in sales and marketing expenses for the three months ended September 30, 1997 compared to the same period in 1996 is primarily attributable to expenses of $564,000 related to Snap! Online. The increase in sales and marketing expenses for the nine months ended September 30, 1997 of $2.1 million compared to the same period in 1996 was primarily attributable to increases in payroll and related benefits and additional expenses of $1.2 million related to SNAP! Online.

 Development

        Development expenses consist of expenses incurred in the development of new Internet sites and in research and development of new or improved technologies designed to enhance the performance of the Company's Internet sites. Development expenses for Internet operations include payroll and related expenses for editorial, production and technology staff, as well as costs for facilities and equipment. Costs associated with the development of a new Internet site are no longer recognized as development expenses when the new site begins generating revenue. Development expenses were $4.7 million and $915,000 for the three months and $10.9 million and $2.0 million for the nine months ended September 30, 1997 and 1996, representing 55%, 20%, 47% and 23% of total revenues, respectively. The increase in development expenses of $3.8 million for the three months and $8.9 million for the nine months ended September 30, 1997 as compared to the same periods in 1996 was primarily attributable to $3.0 million and $7.6 million in development expenses related to SNAP! Online. SNAP! Online is a free consumer online service built on the open standards of the Internet and was launched in late September 1997. Additional development expenses of $1.3 million and $2.4 million were incurred for the three and nine months ended September 30, 1997 for the development of COMPUTERS.COM, which is expected to launch in November, 1997. The costs relating to the production of Snap! Online and COMPUTERS.COM will no longer be recognized as development costs on October 1, 1997 for Snap! Online and the date of launch for COMPUTERS.COM.

 General and Administrative

        General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses were $1.5 million and $1.0 million for the three months and $4.3 million and $2.5 million for the nine months ended September 30, 1997 and 1996, representing 18%, 23%, 19% and 29% of total revenues, respectively. The increase for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 was primarily attributable to increases in payroll and related expenses and are primarily associated with the growth of the Company.

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

 Other Income (Expense)

        Other income (expense) consists of interest income and interest expense and gains (losses) from the Company's joint venture with E! Entertainment. The joint venture, which was owned 50% by the Company and 50% by E! Entertainment, was formed in January 1996 to launch an Internet site called E! Online. The Company provided approximately $3.0 million in debt financing to the joint venture through June 30, 1997, which was the venture's sole source of financing. As a result of the Company's financing commitment to the joint venture, the Company recognized 100% of any losses incurred by the joint venture. In June 1997 the Company sold its 50% equity position and certain technology licenses and marketing and consulting services to its joint venture partner for $10.0 million in cash, a $3.2 million note receivable, which is included in other assets, and certain additional payments for up to three years.


        Total other income (expense) was $148,000 and $(254,000) for the three months and $9.7 million and $(778,000) for the nine months ended September 30, 1997 and 1996, respectively. Included in other income (expense) were gains of $9.2 million for the nine month period ended September 30, 1997 primarily related to the sale of the Company's equity interest in the joint venture as compared to losses of $(954,000) for the comparable period in 1996 primarily related to the recognition of 100% of the losses by the joint venture.

Liquidity and Capital Resources

        Net cash used in operating activities of $1.3 million and $4.5 million for the nine months ended September 30, 1997 and 1996, respectively, was primarily attributable to net losses in such periods. Net cash used in investing activities of $15.4 million and $11.8 million for the nine months ended September 30, 1997 and 1996 respectively, was primarily attributable to purchases of equipment and programming assets.
 Cash flows provided by financing activities for the nine months ended September 30, 1997 consisted primarily of proceeds from the issuance of common stock and debt, and for the nine months ended September 30, 1996 consisted primarily of proceeds from the issuance of common stock, preferred stock and debt.

        The Company currently has obligations under notes payable and capital leases of $4.1 million. Such obligations were incurred to finance equipment purchases and are payable through June 2001.

        As of September 30, 1997, the Company's principal source of liquidity was approximately $13.0 million in cash and cash equivalents. During the quarter ended September 30, 1997 the Company secured a $10.0 million line of credit from a bank. The line of credit consists of a $5.0 million operating line of credit secured by all of the Company's tangible and intangible assets and a $5.0 million line of credit for up to 65% of capital equipment purchases. The capital proceeds from the equipment line will convert to a two year term loan in July, 1998. As of September 30, 1997 the Company had not yet drawn any of the operating line of credit and had drawn $768,000 on the capital equipment line of credit. In addition, the Company had proceeds of $2.5 million for an asset based loan secured by certain capital equipment. Both the $10.0 million bank financing and the $2.5 million asset- based loan are subject to certain financial covenants. At September 30,1997, the Company was in compliance with the financial covenants. The Company believes that these funds, together with other sources of capital expected to be available to the Company, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
 However, any projections of future cash needs and cash flows is subject to substantial uncertainty. See "Additional Factors That May Affect Future Results" below. If currently available cash and cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available to the Company in amounts or on terms acceptable to the Company.

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



                           PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

        On August 15, 1997, Snap-on Incorporated and Snap-on Technologies commenced an action against the Company in the U.S. District Court of the Northern District of Illinois alleging trademark infringement and trademark dilution in connection with the Company's announcement of its Snap! Online service. The plaintiffs sought a temporary restraining order, which was denied, and are now seeking an injunction to require modification of the name of the service. The plaintiffs are not seeking monetary damages. The Company believes the plaintiffs' claims are without merit and will continue to defend the case vigorously. Nevertheless, there can be no assurance as to whether, or on what terms, the Company will be able to continue using the Snap! Online name.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

10.31 Security and Loan Agreement between Imperial Bank and CNET dated July 24, 1997.
10.32  Note with Imperial Bank and CNET dated July 24, 1997.
10.33  Loan and Security Agreement between The CIT Group dated September 5,
       1997.
10.34 Office Lease between One Beach Street, LLC, and CNET dated September 24, 1997.
11.1   Statement of Computation of Net Loss per Share
27.    Financial Data Schedule

          (b)  Reports on Form 8-K

On July 11, 1997, the Company filed a current report on Form 8-K in connection with its disposition of E! Online.

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

November 14, 1997

Date