Form 10-K
period 1997-12-31
CNET INC /DE
filed 1998-04-01
CIK 1015577

===============================================================================

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 [Fee Required]

                  For the fiscal year ended December 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [No Fee Required]

            For the transition period from __________ to __________

                   Commission file number 0-20939


                             CNET, INC.
          (Exact Name of registrant as specified in its charter)


                   Delaware                                13-3696170
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

      150 Chestnut Street
       San Francisco, CA                                 94111
    (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code  (415) 395-7800

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered

Common Stock, $0.0001 par value     Nasdaq Stock Market


        Securities registered under Section 12(g) of the Exchange Act:

                              Title of class

                    Common Stock, $0.0001 par value


     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes /X/   No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


     The aggregate market value of common stock held by non-affiliates, based on the closing price at which the stock was sold, at February 27, 1998 approximated $205 million.

     The total number of shares outstanding of the issuer's common stock (its only class of equity securities), as of February 27, 1998, was 14,845,270.

        Information is incorporated by reference into Part III of this Form 10-K from the registrant's definitive proxy statement for its 1998 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.



===============================================================================

                                         PART I

ITEM 1.  BUSINESS

                                   BUSINESS

     CERTAIN INFORMATION IN THIS ANNUAL REPORT MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS, ANY
STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, ANY STATEMENTS CONCERNING PROPOSED NEW PRODUCTS OR SERVICES, ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS OR PERFORMANCE, AND ANY STATEMENT OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF TERMINOLOGY SUCH AS "MAY," "WILL," "EXPECTS," "BELIEVES," "PLANS," "ANTICIPATES," "ESTIMATES," "POTENTIAL," OR "CONTINUE," OR THE NEGATIVE THEREOF OR OTHER COMPARABLE TERMINOLOGY.
ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN ITS FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS OR ANY OF ITS FORWARD-LOOKING STATEMENTS WILL PROVE TO BE CORRECT, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THE COMPANY'S FUTURE FINANCIAL CONDITION AND RESULTS, AS WELL AS ANY FORWARD-LOOKING STATEMENTS, ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, SOME OF WHICH ARE SUMMARIZED IN ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS - OUTLOOK AND UNCERTAINTIES".





        CNET: The Computer Network is a media company focused on providing original Internet content and television programming relating to information technology and the Internet. The Company also operates Snap!, a free online service that aggregates Internet content and offers Internet directory and searching capabilities.

        The Company's technology publishing division is comprised of the following eight technology-focused Internet sites: CNET.COM, NEWS.COM, GAMECENTER.COM, SHAREWARE.COM, SEARCH.COM, BUILDER.COM, DOWNLOAD.COM and COMPUTERS.COM. The Company seeks to use its editorial, technical, and programming expertise to create compelling content to engage technology-oriented consumers and attract advertisers wishing to reach this audience. The Company believes that its strategy of combining Internet and television-based programming enhances its ability to promote the CNET brand, improves its ability to create high quality content, and provides the Company with a source of competitive advantage and differentiation. The Company is focused on leveraging its market position, the awareness of its brand among consumers and its relationship with advertisers to create new Internet sites and services related to information technology and the Internet, and to capitalize on new business opportunities such as Internet-based electronic commerce. Based on the volume of traffic on its Internet sites and the size of its television audience, the Company believes that it has established a leadership position in its targeted content market. Nevertheless, because of the substantial expenses incurred by the Company in developing, operating and promoting its Internet sites, the Company has incurred significant operating losses and net losses. As of December 31, 1997, the Company had an accumulated deficit of $54.1 million. The Company may continue to incur losses in the future.
See Item 7, "Management's Discussion and Analysis."

        Snap! is a free online service built for the Internet consisting of two complementary components - a robust Web site that provides a comprehensive overview of the Internet organized by channel, and the Snap! Starter Kit, a CD-ROM designed to help new users learn how to use the Internet and get online easily. The Snap! Web site is organized into sixteen channels, which are regularly infused with editorial content, news, headlines, and customizable data from a range of well recognized brands on the Web. Snap! also features its own directory of Web sites for fast, efficient and high-quality searches. The site is designed to make searching the Web easy by organizing leading search engines into a consistent and powerful user experience. As part of its distribution strategy for Snap!, CNET builds customized, co-branded versions of the service for Internet service providers, computer hardware manufacturers, telecommunication companies and others, helping them offer their customers a compelling Internet experience and maintain a relationship with their customers online. Since the service was first announced in June 1997, Snap! has signed distribution agreements with more than 35 companies, including 20 Internet service providers.

        The Company produces four television series. CNET CENTRAL launched in April 1995 and is a half-hour magazine format program devoted to exploring the world of information technology and the Internet. THE NEW EDGE launched in July 1996 and is a half-hour magazine format program showcasing technological breakthroughs and how they will change our lives. THE WEB also launched in July 1996 and is a one hour program showing viewers the hottest Web sites and technologies and includes interviews with industry leaders. TV.COM is a syndicated program, which launched in September 1996 and showcases for a broadcast audience the world of the Internet and digital technologies. CNET's television shows are produced by the Company and, with the exception of TV.COM, are carried nationally on the USA Network and the Sci-Fi Channel, both of which are owned by USA Networks. TV.COM is produced in conjunction with Trans World International ("TWI"), and is syndicated into over 115 markets nationally. Additionally, CNET television has been licensed to broadcasters in Japan, Taiwan, Singapore, Panama, Canada, Spain, Sweden and Argentina.

        The Company is a Delaware corporation and was formed in 1992. The Company's principal executive offices are located at 150 Chestnut Street, San Francisco, California 94111, and its telephone number is
(415) 395-7800.


INDUSTRY BACKGROUND

        The Company believes that a significant opportunity exists to provide Internet content and television programming related to information technology and the Internet, and to develop a free online service providing users an easy way to locate information on the Internet. Growing use of the Internet and the World Wide Web (the "Web") has created opportunities for content providers and their advertising customers to reach and interact with millions of Internet users. Due to its interactive nature, the Web is emerging as a vehicle that is complementary and, in several respects, superior to traditional television and print media in terms of its ability to provide targeted content to consumers and to generate cost-effective results for certain advertisers.

        The Company believes that the market for content relating to information technology and the Internet is growing rapidly and is emerging as an area well-suited to a combined Internet and television-based programming approach. According to Jupiter
Communications, the market for U.S.... advertising on the Internet was approximately $560 million in 1997, up from $260 million in 1996, and is expected to grow to over $5 billion by the year 2000.

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

STRATEGY

        The Company's objective is to be the leading provider of Internet content and television programming related to information technology and the Internet, and to develop Snap! into a leading free online service. Through the end of 1997, the Company has focused primarily on developing and launching premier Internet services designed to serve a broad audience of users interested in information technology and the Internet. As a result of these efforts, the Company has incurred significant operating losses and net losses since its inception. See Item 7, "Management's Discussion and Analysis." Having completed development of sites that cover the key areas of interest for the Company's target audience, the Company is now focused on improving revenue growth and carefully managing costs with the goal of reducing losses and, ultimately, achieving profitability. Key elements of the Company's strategy to achieve this goal include:

 Provide Compelling Content

        The Company seeks to provide current, comprehensive and entertaining editorial content through its Internet sites and television programs and to provide a quality free online service, with the objective of building a loyal audience of repeat Internet users and television viewers.

 Further Develop Market Awareness and Brand Recognition

        The Company believes that further leverage of the CNET and Snap! brands is a critical aspect of its efforts to attract and expand its Internet and television audiences. The Company seeks to promote and reinforce its brands through leveraging traffic on its network of Internet sites, through the continued launch of new sites which address the editorial needs of information technology consumers, and through its television programming.

 Leverage Television Programming

        In addition to using its television programming to promote the CNET and Snap! brands, the Company believes that its experience in developing and producing television programming complements and strengthens its ability to develop high-quality Internet content. The Company believes that the Internet as a medium is closely analogous to a hybrid between television and print, and that quality Internet sites should be produced as multimedia offerings, rather than being written like printed publications.

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

 Create Value for Advertisers

        The Company believes that its Internet users, given their interest, ability and willingness to obtain information over the Internet, are generally an attractive audience for advertisers and are relatively comfortable buying goods and services over the Internet. The Company employs a combination of proprietary and third party advertising generation, placement, tracking and feedback technologies and services to help advertisers qualify and quantify the effectiveness of their Internet advertising campaigns.

 Leverage Brand, Infrastructure and Existing Relationships

        The Company is continually exploring opportunities to leverage its brands, infrastructure, existing audience and advertising customer base. For example, the Company believes that the successful introduction of COMPUTERS.COM in November 1997 was facilitated by the Company's ability to use its existing knowledge and infrastructure. The Company's site management software is also available to enhance the functionality of all of the Company's sites, and features developed for one site can often be employed by other sites. The Company attempts to move quickly to take advantage of new opportunities, and believes that a significant competitive advantage could be obtained by seizing market initiatives more quickly and decisively than its competitors.

        The Company's future success depends upon its ability to deliver original and compelling Internet content and services in order to attract and retain users. There can be no assurance that the Company's content and services will be attractive to a sufficient number of Internet users to generate advertising revenues. There also can be no assurance that the Company will be able to anticipate, monitor and successfully respond to rapidly changing consumer tastes and preferences so as to attract a sufficient number of users to its sites. Internet users can freely navigate and instantly switch among a large number of Internet sites, many of which offer competing content and services, making it difficult for the Company to distinguish its content and services and to attract users. In addition, many other Internet sites offer very specific, highly targeted content that could have greater appeal than the Company's sites to particular subsets of the Company's target audience. If the Company is unable to develop Internet content and services that allow it to attract, retain and expand a loyal user base possessing demographic characteristics attractive to advertisers, the Company will be unable to generate advertising revenues, and its business, financial condition and operating results will be materially adversely affected.

INTERNET SITES AND SERVICES

        All of the Company's Internet sites are offered under the CNET and Snap! brands and provide content and services to users interested in information technology and the Internet. The Company's Internet sites attracted over 8 million unique users in February 1998 according to Relevent Knowledge.


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

NEWS.COM         September 1996    Editorial site featuring the latest news and
                                   analysis about the Internet and the
                                   computer industry

DOWNLOAD.COM     October 1996      Editorial site, search engine
                                   and download facility focused on software

GAMECENTER.COM  November 1996      Editorial site featuring reviews and
                                   information about popular computer games and
                                   links to downloadable games
SNAP.COM       September 1997      Free online service consisting of a proprietary directory combined with search and content aggregation features.  Snap! allows for the creation of co-branded services with Internet providers, computer hardware manufacturers, telecommunications companies and others seeking to provide Internet access to their customers.
COMPUTERS.COM  November 1997       Computer hardware information site combining broad product listings, descriptions and review, updated daily with real-time pricing and where to-buy links to manufacturers, retailers and resellers.
BUILDER.COM    November 1997       Product review and industry news for the Web building community.



CNET.COM.   CNET.COM  was launched in June 1995 and serves as a
central point on the Internet for the members of the CNET community. The Company believes that CNET.COM has become a leading source on the Internet of news, reviews and other editorial content related to information technology and the Internet.

SHAREWARE.COM. The Company's second Internet site, SHAREWARE.COM, was launched in November 1995. SHAREWARE.COM accesses CNET's Virtual Software Library ("VSL"), through which users can search, browse and download from a master index of over 290,000 shareware and freeware titles available on the Internet. Users of SHAREWARE.COM can search the VSL index based on their particular computer or operating system or by keywords related to the functions of the software. Users can also browse through the contents of the database by category (for example, utilities, games, business applications or communications) or browse through a listing of new arrivals or the most popular titles.

SEARCH.COM. Launched in March 1996, SEARCH.COM is an organized collection of search engines and directories, including popular, broad-based search engines and directories and those dedicated to specific subject areas. As the amount of content on the Internet has grown, numerous companies have developed very specific search engines that allow users to find Internet sites or information related to specific subject areas. SEARCH.COM provides easy access to the Internet's most popular search engines, as well as specialty search engines, and currently presents them in the following fourteen categories: Automotive, Classifieds, Computing, Employment, Entertainment, Health, Learning, Living, Local, Money, News, Shopping, Sports and Travel. Users also have the ability through SEARCH.COM to personalize their default page with search boxes from pre-selected search engines and links to particular Internet sites chosen by the user.

 NEWS.COM. In September 1996, the Company launched NEWS.COM, which is an editorial site focused exclusively on providing daily coverage of breaking news and scheduled events, in-depth analyses and original reporting related to the computer industry, the Internet and computer industry personalities. NEWS.COM is designed to provide broad coverage of these industries and to appeal to information technology professionals, as well as industry participants, corporate information systems officers and members of the financial community. The site competes with weekly computer trade publications by offering more current news and information and by integrating text, audio and video to deliver high quality content. As a complement to its daily news, the Company produces daily audio reports on the latest digital news. Using Progressive Networks' RealAudio software (which users can download through the Company's Internet sites), users can hear the voices of the newsmakers themselves on the issues of the day, such as a U.S. Congressman responding to the morning's developments on telecommunications reform or the president of a technology company announcing a new Internet product.

DOWNLOAD.COM. In October 1996, the Company launched DOWNLOAD.COM to provide search, browse and download capabilities similar to SHAREWARE.COM. Whereas SHAREWARE.COM is a search engine for users trying to find an ftp site for a specific title across a database encompassing hundreds of thousands of software titles, DOWNLOAD.COM is an organized directory of approximately 14,000 files which have descriptions and can be sorted by the user to find the most popular titles in a given category.

GAMECENTER.COM. Launched in November 1996, GAMECENTER.COM provides the latest news and information about popular computer games and serves online game players with current information and interactive product reviews, as well as links to popular downloads of the newest games, tips and tricks, and information for connecting with other game players.

SNAP.COM.   Snap!, launched in September 1997, is a free online
service consisting of a proprietary directory combined with search and content aggregation features. The Snap! Directory is comprehensive, numbering nearly 200,000 sites and growing, organized around sixteen topics. All directory entries are developed to fit intuitively into these topics, which currently consist of Arts, Business & Money, Computing, Education, Entertainment, Health, Kids & Family, Living, Local, News, Oddities, People, Science, Shopping, Sports and Travel.

        In addition to the editorially-driven Snap! Directory, Snap! has formed strategic partnerships with key content providers to enhance each of Snap!'s sixteen information channels. For example, CNET and Snap! recently announced an agreement with Bloomberg L.P., a premier provider of news and financial data, to create broad, in-depth financial information resources for online users. CNET, Snap! and Bloomberg have aligned themselves exclusively within the search and content aggregation and technology web site publishing industries. Bloomberg services on CNET and Snap! are scheduled for launch in the second quarter of 1998.

        Snap! contains a built-in search feature in addition to one-button links to other search services allowing users to quickly and seamlessly access the Web. Snap! also includes many other search tools for items such as yellow pages, e-mail addresses, weather and classifieds.

        Snap! is designed to allow for the building of co-branded versions of the service for Internet service providers, computer hardware manufacturers and telecommunications companies, among others, helping them strengthen customer relationships through branded, client-focused access to the Web. Since the service was first announced in June 1997, Snap! has developed co-branded versions and signed distribution agreements with more than 35 companies, including 20 Internet service providers.

COMPUTERS.COM. Launched in November 1997, COMPUTERS.COM is focused on providing users the broadest and most in-depth source of real-time computer hardware information in a convenient, easy-to-use format. COMPUTERS.COM is organized intuitively into the following eleven categories: desktops, servers, notebooks, modems, monitors, memory, storage, printers, graphics, cameras and handhelds. Within each category, COMPUTERS.COM gives users the ability to customize hardware configurations feature-by-feature including by price and manufacturer.

        During the customization process, COMPUTERS.COM provides access to industry-wide product research for improved decision making prior to purchase. Throughout the customization process each user has access to COMPUTERS.COM's proprietary, comprehensive database of product listings by price and manufacturer which is updated many times each day. This feature gives users an efficient means of comparing products. At the point of purchase, COMPUTERS.COM helps connect buyers with sellers by providing buyers with an easy-to-use, extensive database of where-to-buy and how-to-buy listings of product manufacturers, retailers and resellers.

BUILDER.COM. Launched in November 1997, BUILDER.COM is the Internet's central source for product reviews and industry news for the Web building community, including designers, developers and producers. The site features reviews of Web development tools, industry and technology news and downloadable software for Web production. BUILDER.COM also offers interactive forums and sponsors trade shows.

        There can be no assurance that any of the Company's recently developed Internet sites or television programming will achieve market acceptance. The Company's newly launched Internet sites could also divert users from the Company's pre-existing sites and bring the Company into direct competition with new competitors. In addition, any new Internet site or television program launched by the Company that is not favorably received by consumers could damage the Company's reputation or its brands. Any effort by the Company to launch new Internet sites or television programs will require significant additional expenses and programming and editorial resources and will strain the Company's management, financial and operational resources. A failure by the Company to achieve and maintain market acceptance of existing sites and television programs or an inability to generate revenues from new sites or television programs sufficient to offset the associated costs could have a material adverse effect on the Company's business, financial condition or operating results.

        The launch of Snap! in 1997 represented a significant expansion of the Company's business and has required a substantial investment of capital and additional, substantial burdens on the Company's management personnel and its financial and operational systems. The expenditures required in connection with Snap! significantly increased the Company's operating loss during 1997 and could result in large and prolonged operating losses for the Company in the future. There can be no assurance that the Snap! service will achieve market acceptance or reach profitability, and a failure by the Company to recover the substantial investment required could have a material adverse effect on the Company's business, financial condition and operating results.

        The Company relies on the cooperation of owners and operators of other Internet sites in connection with the operation of its Snap! service, which aggregates content from a range of providers, as well as its software downloading sites and its SEARCH.COM site. There can be no assurance that such cooperation will be available on acceptable commercial terms or at all. The Company's ability to develop original and compelling Internet content is also dependent on maintaining relationships with and using products provided by third party vendors of Internet development tools and technologies, such as Macromedia's Shockwave, Microsoft's ActiveX, Progressive Networks' RealAudio and Sun Microsystems' Java. The Company's ability to advertise on other Internet sites and the willingness of the owners of such sites to direct users to the Company's Internet sites through hypertext links are also critical to the success of the Company's Internet operations. Other Internet sites, particularly search engines, directories and other navigational tools managed by Internet service providers and Web browser companies, significantly affect traffic to the Company's technology sites. Developing and maintaining satisfactory relationships with third parties could become more difficult and more expensive as competition increases among Internet content providers. If the Company is unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if the Company's competitors are better able to leverage such relationships, the Company's business, financial condition and operating results will be materially adversely affected.

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

        From time to time, the Company entertains new business opportunities and ventures in a broad range of areas. Any decision by the Company to pursue a significant business expansion or new business opportunity would likely require a substantial investment of capital, which could have a material adverse effect on the Company's financial condition and its ability to implement its existing business strategy. Such an investment could also result in large and prolonged operating losses for the Company. Further, the pursuit of expansion or new business opportunities would place additional, substantial burdens on the Company's management personnel and its financial and operational systems. There can be no assurance that any new Internet site or service or other new business venture would be developed in a cost effective or timely manner or would achieve market acceptance. Any such venture that is not favorably received by consumers could damage the Company's reputation or the CNET and Snap! brands. There can be no assurance that any significant business expansion or new business opportunity would ever be profitable, and a failure by the Company to recover the substantial investment required could have a material adverse effect on the Company's business, financial condition and operating results.

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

        DIGITAL DOMAIN. Three of the Company's programs, CNET CENTRAL, THE WEB, and THE NEW EDGE, are aired in a two hour programming block on the Sci-Fi Channel and are referred to as The DIGITAL DOMAIN. Additionally, CNET CENTRAL is aired nationally on USA Network and locally on KPIX-TV, the San Francisco CBS affiliate. The USA Network reaches over 73 million cable television homes, and the Sci-Fi
Channel (an affiliate of USA Networks) reaches over 48 million cable homes. Based on Nielsen Ratings, the three programs reached an average weekly audience of 1.1 million viewers during the fourth quarter of 1997.

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

        TV.COM. Launched in September 1996, TV.COM is a half-hour program that offers the latest news, gossip and interviews relating to information technology and the Internet. TV.COM is distributed under a syndication agreement with TWI and airs nationally on broadcast television in over 115 markets. During the fourth quarter of 1997, TV.COM achieved an average weekly audience of approximately 800,000 viewers.

        Using material from its tape library, the Company also produces 90-second inserts about information technology and the Internet for syndication to local news operations around the country. These inserts are designed to help promote the CNET brand and typically feature a host from CNET CENTRAL standing in the CNET studio in front of the CNET logo. The inserts are syndicated into 41 local markets (including Los Angeles, California and Cleveland, Ohio) and achieve an average cumulative audience estimated at over 6 million viewers per week. The Company's technology inserts are sold by Preview Media pursuant to an agreement between the two companies under which CNET is responsible for producing the inserts and Preview Media is responsible for syndicating and distributing them into local news markets. The Company and Preview Media share all net revenues of the venture equally.

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

        In April 1996, the Company and USA Networks amended their agreement, effective July 1, 1996. Under the amended agreement, USA Networks licensed the right to carry CNET CENTRAL, THE WEB and The New Edge for an initial one year term and became entitled to sell all available advertising on the three programs. In exchange, USA Networks agreed to pay a fee to the Company which was limited to the Company's costs of producing the three programs, up to a maximum of $5.2 million for the initial one year term. In January 1997, USA Networks extended the agreement with respect to the three programs for an additional year (until June 30, 1998), during which the fee payable to the Company will be limited to the costs of producing such programs, subject to a maximum amount of $5.5 million. USA Networks is not required to carry any of the programming that it purchases from the Company under the agreement. Although the Company is in negotiations with USA Networks to extend its relationship, there can be no assurance that the contract with USA Networks will be extended after June 30, 1998. If USA Networks chooses not to carry the Company's television programming, there can be no assurance that the Company would be able to obtain alternative distribution through other cable channels or networks on acceptable commercial terms or at all. If the Company is unable to secure and maintain distribution for its television programming on acceptable commercial terms, the Company will be unable to achieve the strategic objectives of its television programming, which would have a material adverse effect on the Company's business, financial condition and operating results.

        Pursuant to the amended agreement, the Company and USA Networks also agreed to modify the vesting provisions of the warrant previously granted to USA Networks. Under the amended agreement, the warrant became exercisable with respect to 206,700 shares of Common Stock (40% of the total) on July 1, 1996. The warrant became exercisable with respect to an additional 155,025 shares (30% of the total) on June 30, 1997, based on USA Networks' transmission of the three programs during the first year of the agreement. The warrant will become exercisable with respect to the remaining 155,025 shares (30% of the total) on June 30, 1998, if during the year ended
June 30, 1998, USA Networks has transmitted at least 90% of the episodes of such programs during their regularly scheduled time periods, or during other times at least as favorable. If USA Networks transmits less than 90% but more than 70% of the required programs during such year, then the warrant will vest with respect to a portion of the scheduled amount based on the extent to which such percentage exceeds 70%.

        In connection with the extension of the agreement in January 1997, the Company agreed that the warrants will vest in full on December 31, 2006, to the extent they have not previously vested. As a result of this change, the Company incurred a one-time charge to earnings of approximately $7.0 million during the first quarter of 1997.

        During the initial one-year term of the amended agreement, which ended on June 30, 1997, the Company agreed to pay USA Networks a fee of $1.0 million for the right to cross-market the Company's Internet sites on the television programs produced by the Company for USA Networks. During the second year extension, the Company will pay a fee of $750,000 for the right to continue such cross-marketing activities. These fees are reported by the Company as marketing expenses.

SALES AND MARKETING

        The Company's sales and marketing staff consisted of 68 full-time employees at December 31, 1997, located in the Company's headquarters in San Francisco, California, and in a sales office in New York, New York.

        The Company's Internet revenues are derived from the sale of advertising by the Company's direct sales organization. The Company provides discounts from its rate card for multiple package purchases and for longer-term agreements. CNET provides a number of services free of charge to its advertisers, including advertising response tools and advertising targeting.

        Under the Company's amended agreement with USA Networks, USA Networks is entitled to sell all available advertising on the three programs covered by the agreement, and the Company receives a license fee payable to the Company by USA Networks. Consequently, the Company's direct sales force is not involved in the sale of television advertising for its programs aired on USA Networks. Beginning March 1, 1998 the Company began to use its direct sales organization to sell advertisements on TV.COM.

        The Company's revenues through December 31, 1997 were derived primarily from the sale of advertising on its Internet sites and from advertising and license fees from producing its television programs. Most of the Company's advertising contracts can be terminated by the customer at any time on very short notice. Consequently, the Company's advertising customers may move their advertising to competing Internet sites or from the Internet to traditional media, quickly and at low cost, thereby increasing the Company's exposure to competitive pressures and fluctuations in net revenues and operating results. In selling Internet advertising, the Company also depends to a significant extent on advertising agencies, which exercise substantial control over the placement of advertising for the Company's existing and potential advertising customers. If the Company loses advertising customers, fails to attract new customers or is forced to reduce advertising rates in order to retain or attract customers, the Company's business, financial condition and operating results will be materially adversely affected. See Note 7 of Notes to Financial Statements.

        The Company's marketing activities are designed to promote the CNET and Snap! brands and to attract consumers to its Internet sites and television programming. The Company currently retains up to 20% of its inventory of Internet advertising banners on certain of its Web sites to promote its own content and services. The Company also uses its electronic newsletters, NEWS.COM DISPATCH, DIGITAL DISPATCH and SOFTWARE DISPATCH, to promote and cross-market its services. The Company's marketing efforts also include participation in trade shows, conferences, speaking engagements, print, television, radio and Internet advertising campaigns and efforts to generate exposure in trade magazines and general interest magazines and newspapers.

        The Company's Internet advertising customers have only limited experience with the Internet as an advertising medium and neither such customers nor their advertising agencies have devoted a significant portion of their advertising budgets to Internet-based advertising in the past. A significant portion of the Company's potential customers have no experience with the Internet as an advertising medium and have not devoted any significant portion of their advertising budgets to Internet-based advertising in the past. In order for the Company to generate advertising revenues, advertisers and advertising agencies must direct a significant portion of their budgets to the Internet and, specifically, to the Company's Internet sites. There can be no assurance that advertisers or advertising agencies will be persuaded to allocate or continue to allocate significant portions of their budgets to Internet-based advertising, or, if so persuaded, that they will find Internet-based advertising to be more effective than advertising in traditional media such as print, broadcast and cable television, or in any event decide to advertise or continue to advertise on the Company's
Internet sites. Acceptance of the Internet among advertisers and advertising agencies will also depend to a large extent on the level of use of the Internet by consumers, which is highly uncertain, and on the acceptance of new methods of conducting business and exchanging information. Advertisers and advertising agencies that have invested substantial resources in traditional methods of advertising may be reluctant to modify their media buying behavior or their systems and infrastructure to use Internet-based advertising. Furthermore, no standards to measure the effectiveness of Internet-based advertising have yet gained widespread acceptance, and there can be no assurance that such standards will be adopted or adopted broadly enough to support widespread acceptance of Internet-based advertising. If Internet-based advertising is not widely accepted by advertisers and advertising agencies, the Company's business, financial condition and operating results will be materially adversely affected.

        Promotion of the CNET and Snap! brands will depend largely on the Company's success in providing high quality Internet and television programming, which cannot be assured. If consumers do not perceive the Company's existing Internet and television content to be of high quality, or if the Company introduces new Internet sites or television programs or enters into new business ventures that are not favorably received by consumers, the Company will be unsuccessful in promoting and maintaining its brands. Any expansion of the focus of the Company's operations beyond providing Internet and television content related to information technology and the Internet, including the expansion represented by the launch of Snap!, creates a risk of diluting the Company's brands, confusing consumers and decreasing the attractiveness of its audience to advertisers. Furthermore, in order to attract and retain Internet users and television viewers, and to promote and maintain the CNET and Snap! brands in response to competitive pressures, the Company may find it necessary to increase its budgets for Internet content and television programming or otherwise to increase substantially its financial commitment to creating and maintaining a distinct brand loyalty among consumers. If the Company is unable to provide high quality content or otherwise fails to promote and maintain its brands, or if the Company incurs excessive expenses in an attempt to improve its content or promote and maintain its brands, the Company's business, financial condition and operating results will be materially adversely affected.

TECHNOLOGY

        The Company maintains a technology office in Bridgewater, New Jersey, which focuses on designing, developing, modifying and maintaining proprietary and third-party tools to manage and improve the Company's Internet sites and advertising services. The Company's efforts to develop Internet site management technologies are focused on improving the speed and reliability of the Company's Internet sites, creating publishing tools for Internet content, and developing advertisement tracking and management tools and building an infrastructure for doing advanced traffic and user analysis.
Using its internally developed publishing tools, the Company is able to separate its Internet content, which resides in databases, from the presentation or formatting of the content on the Internet. This separation of content and presentation allows the Company to quickly incorporate new presentation technologies into its sites and to customize the presentation of content. In addition, the technology also speeds the production process by enabling the Company's editorial staff of journalists and editors to enter information quickly and to post time-sensitive material with minimal lead time. The Company uses a modified version of the commercial Accipiter AdManager system that allows the Company to customize the delivery of advertisements by placing advertisements on specific Internet pages based on the user's method of Internet access and hardware and software configuration. The Company has also developed an Advertising Response and Monitoring program, which allows advertisers to track and test the effectiveness of their Internet-based marketing programs.

        In July 1996, the Company invested $512,000 in cash and transferred rights to certain of its proprietary site content management software systems to Vignette Corporation ("Vignette"), an Austin, Texas, based software development company, in exchange for a minority equity interest in Vignette. Vignette is marketing an Internet site management system to operators of large Internet sites, such as those operated by the Company. As a result of the Company's investment in Vignette, certain site management technologies that were previously proprietary to the Company are now available to the Company's competitors.

        The market for Internet products and services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging character of these products and services and their rapid evolution will require that the Company continually improve the performance, features and reliability of its Internet content, particularly in response to competitive offerings. There can be no assurance that the Company will be successful in responding quickly, cost effectively and sufficiently to these developments. In addition, the widespread adoption of new Internet technologies or standards could require substantial expenditures by the Company to modify or adapt its Internet sites and services and could fundamentally affect the character, viability and frequency of Internet-based advertising, either of which could have a material adverse effect on the Company's business, financial condition or operating results. New Internet services or enhancements offered by the Company may contain design flaws or other defects that could require costly modifications or result in a loss of consumer confidence, either of which could have a material adverse effect on the Company's business, financial condition or operating results. In addition, failure of any equipment or software used by the Company to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business results of operations or financial condition. See Item 7, "Managements Discussion and Analysis - Year 2000 Compliance"

        The satisfactory performance, reliability and availability of the Company's Internet sites and its network infrastructure are critical to attracting Internet users and maintaining relationships with advertising customers. The Company's Internet advertising revenues are directly related to the number of advertisements delivered by the Company to users. System interruptions that result in the unavailability of the Company's Internet sites or slower response times for users would reduce the number of advertisements delivered and reduce the attractiveness of the Company's Internet sites to users and advertisers. The Company has experienced periodic system interruptions in the past and believes that such interruptions will continue to occur from time to time in the future. Additionally, any substantial increase in traffic on the Company's Internet sites may require the Company to expand and adapt its network infrastructure. The Company's inability to add additional software and hardware to accommodate increased traffic on its Internet sites may cause unanticipated system disruptions and result in slower response times. There can be no assurance that the Company will be able to expand its network infrastructure on a timely basis to meet increased demand. Any increase in system interruptions or slower response times resulting from the foregoing factors could have a material adverse effect on the Company's business, financial condition or operating results.

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


COMPETITION

        Competition among content providers is intense and is expected to increase significantly in the future. The Company's Internet and television operations compete against a variety of firms that provide content through one or more media, such as print, broadcast, cable television and the Internet. As with any other content provider, the Company competes generally with other content providers for the time and attention of consumers and for advertising revenues. To compete successfully, the Company must provide sufficiently compelling and popular Internet content and television programming to attract Internet users and television viewers and to support advertising intended to reach such users and viewers. Within the content niche of information technology and the Internet, the Company competes in particular with the publishers of computer-oriented magazines, such as Ziff-Davis Publishing Company, International Data Group and CMP Publications, and with television companies that offer computer-related programming, such as the Cable News Network, the Discovery Channel, Jones Computer Network, Mind Extension University and MSNBC, a joint venture between Microsoft Corporation and General Electric's NBC Television Network. Each of these competitors also offers one or more Internet sites with content designed to complement its magazines or television programming.

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

        With respect to its television operations, the Company competes directly with established broadcast and cable television networks and with other distributors and producers of programming about information technology and the Internet. The Company also faces potential competition from a wide range of existing broadcast and cable television companies, and from joint ventures between television companies and computer-oriented magazine publishers or computer hardware or software vendors, any of which could produce television programming that competes directly with the Company's television programming. For example, Ziff-Davis has announced plans to launch a 24 hour cable television network.


EMPLOYEES

        As of December 31, 1997, the Company had a total of 581 employees, all of whom are based in the United States. Of the total, 350 were involved in the Company's Internet operations, 68 were engaged in marketing and sales, 45 were involved in television production, 62 provided creative services for the Company's Internet and television operations and 56 were in administration and finance. The Company's performance is substantially dependent on the continued services of Halsey M. Minor, Shelby W. Bonnie and the other members of its senior management team, as well as on the Company's ability to retain and motivate its other officers and key employees. The Company does not have "key person" life insurance policies on any of its officers or other employees. The Company's future success also depends on its continuing ability to attract and retain highly qualified personnel. The production of content for the Internet and television requires highly skilled writers and editors and personnel with sophisticated technical expertise, and the number of such personnel available is extremely limited. Competition for such personnel among companies with operations involving computer technology, the Internet and television production is intense, and there can be no assurance that the Company will be able to retain its existing employees or that it will be able to attract, assimilate or retain sufficiently qualified personnel in the future. In particular, the Company has encountered difficulties in attracting qualified software developers for its Internet sites and related technologies, and there can be no assurance that the Company will be able to attract and retain such developers. The inability to attract and retain the necessary technical, managerial, editorial and sales personnel could have a material adverse effect on the Company's business, financial condition or operating results. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

        The Company has rapidly and significantly expanded its operations and anticipates that further expansion of its operations may be required in order to address potential market opportunities. This rapid growth has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. From January 1, 1997 to December 31, 1997, the Company grew from 372 to 581 employees. The increase in the number of employees and the Company's market diversification and product development activities have resulted in increased responsibility for the Company's management. The Company's management will be required to successfully maintain relationships with various advertising customers, advertising agencies, other Internet sites and services, Internet service providers and other third parties and to maintain control over the strategic direction of the Company in a rapidly changing environment. There can be no assurance that the Company's current personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to identify, hire, train, motivate or manage required personnel or that management will be able to successfully identify and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, the Company's business, financial condition and operating results will be materially adversely affected.

INTELLECTUAL PROPERTY

        The Company's success and ability to compete is dependent in part on the protection of its original content for the Internet and television and on the goodwill associated with its trademarks, trade names, service marks and other proprietary rights. The Company relies on copyright laws to protect the original content that it develops for the Internet and television, including its editorial features and the various databases of information that are maintained by the Company and made available through its Internet sites. In addition, the Company relies on federal trademark laws to provide additional protection for the appearance of its Internet sites. A substantial amount of uncertainty exists concerning the application of copyright and trademark laws to the Internet, and there can be no assurance that existing laws will provide adequate protection for the Company's original content or its Internet domain names. In addition, because copyright laws do not prohibit independent development of similar content, there can be no assurance that copyright laws will provide any competitive advantage to the Company.

        The Company owns two Federal trademark registrations for the name "CNET" for use in connection with certain software applications and consulting services that it acquired by assignment. The Company has filed applications to register a number of its trademarks and service marks, including the name "CNET" and the related logo and the names CNET.COM, SHAREWARE.COM, SEARCH.COM and DOWNLOAD.COM, but no federal registrations have been granted for such names or marks. The Company also asserts common law protection on certain names and marks that it has used in connection with its business activities. Two third parties objected to the Company's application to register the service mark "c|net: the computer network," and, in connection with one of these objections, the Company agreed not to use such mark for any real estate or insurance related services. The Company is also a defendant in pending litigation concerning its use of the name "Snap! Online". See Item 3, "Legal Proceedings." There can be no assurance that the Company will be able to secure registration for any of its marks. The Company has also invested significant resources in purchasing Internet domain names for existing and potential Internet sites from the registered owners of such names. There is a substantial degree of uncertainty concerning the application of federal trademark law to the protection of Internet domain names, and there can be no assurance that the Company will be entitled to use such domain names.

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


GOVERNMENT REGULATION

        Although there are currently few laws and regulations directly applicable to the Internet, a range of new laws and regulations have been proposed, and could be adopted, covering issues such as privacy, copyrights, obscene or indecent communications and the pricing, characteristics and quality of Internet products and services. During 1996, Congress enacted the Communications Decency
Act (the "CDA"), which, among other things, purported to impose criminal penalties on anyone that distributes "obscene" or "indecent" material over the Internet. A number of states have adopted or proposed similar legislation. Although certain provisions of the CDA have been held to be unconstitutional, the manner in which the CDA and similar existing or future federal and state laws will ultimately be interpreted and enforced and their effect on the Company's operations cannot yet be fully determined, such laws could subject the Company to substantial liability. For example, the Company does not and cannot practically screen the contents of the various
Internet sites that are indexed or accessible through the Company's directories and search engines. Restrictive laws or regulations could also dampen the growth of the Internet generally and decrease the acceptance of the Internet as an advertising medium, and could, thereby, have a material adverse effect on the Company's business, financial condition or operating results. Application to the Internet of existing laws and regulations governing issues such as property ownership, libel and personal privacy is also subject to substantial uncertainty.

        The television industry is subject to extensive regulation at the federal, state and local levels. In addition, legislative and regulatory proposals under consideration by Congress and federal agencies may materially affect the industry and the Company's ability to obtain distribution for its television programming.

        There can be no assurance that current or new government laws and regulations, or the application of existing laws and regulations, will not subject the Company to significant liabilities, significantly dampen growth in Internet usage, prevent the Company from obtaining distribution for its television programming, prevent the Company from offering certain Internet content or services or otherwise cause a material adverse effect on the Company's business, financial condition or operating results.

ITEM 2.  PROPERTIES

        The Company leases approximately 143,000 square feet of office and studio space in various facilities in San Francisco, California, that house the Company's principal administrative, finance, sales, marketing, Internet production and television production operations. In addition, the Company leases approximately 19,000 square feet of office space in Bridgewater, New Jersey, that is used primarily by technology personnel and 4,000 square feet of office space in New York, New York, that is used primarily by sales personnel and has short term operating leases in Portland, Oregon; Cambridge, Massachusetts and Chicago, Illinois.

        The Company's San Francisco headquarters facility and television production studio is approximately 54,000 square feet and is leased through December 31, 1999, with two five year renewal options. The Company's additional San Francisco, California offices are located in three buildings under four leases, range in size from 11,000 square feet to 34,000 square feet and expire between May 2001 and October 2004. In September 1997, the Company entered into a lease for approximately 97,000 square feet of additional office space in San Francisco for a ten year term commencing June 1, 1998. The Company plans to use the additional office space to consolidate its operations and for future growth. During the fourth quarter 1997, the Company determined that the additional office space would be sufficient to consolidate operations as well as accommodate growth and determined that it would attempt to sublease two of its existing facilities totaling 45,000 square feet. The Company believes that the general condition of its leased real estate is good and that its facilities are generally suitable for the purposes for which they are being used.

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

ITEM 3.  LEGAL PROCEEDINGS

        On August 15, 1997, Snap-on Incorporated and Snap-on Technologies commenced an action against the Company in the U.S. District Court of the Northern District of Illinois alleging trademark infringement and trademark dilution in connection with the Company's announcement of its Snap! Online service. The plaintiffs sought a temporary restraining order, which was denied, and are now seeking an injunction to require modification of the name of the service. The plaintiffs are not seeking monetary damages. The Company will continue to defend the case vigorously, but there can be no assurance as to whether, or on what terms, the Company will be able to continue using the Snap! Online name.

        The Company is from time to time a party to other legal proceedings that arise in the ordinary course of business. There is no pending or threatened legal proceeding to which the Company is a party that, in the opinion of the Company's management, is likely to have a material adverse effect on the Company's business, financial condition or operating results.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None




                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the National Market System of the Nasdaq Stock Market ("Nasdaq") under the symbol "CNWK".

     On July 2, 1996 the Company effected its initial public offering (the "IPO"). The following table sets forth the ranges of high and low trading prices of the common stock for the quarterly periods indicated, as reported by Nasdaq.

                                               High    Low
                                             -------  -------
     Year ended December 31, 1996:

     Third quarter                          $20.500   $12.000
     Fourth quarter                         $29.000   $14.188


     Year ended December 31, 1997:
     First quarter                          $35.750   $18.750
     Second quarter                         $34.625   $15.750
     Third quarter                          $46.500   $24.250
     Fourth quarter                         $39.750   $19.313


        At February 27, 1998, the closing price for the Company's common stock, as reported by Nasdaq, was $36.25, and the approximate number of holders of record of the Company's common stock was 128.

The Company has never declared or paid a cash dividend on the Common Stock. Management intends to retain any earnings to cover operating losses and working capital fluctuations and to fund capital expenditures and expansion and does not anticipate paying cash dividends on the Common Stock in the foreseeable future.

        On December 18, 1997, the Company sold 733,000 shares of common stock at $24.75 per share in a private placement to three "accredited investors" (as defined in Rule 501(a) under the Securities Act of 1933). Net proceeds from the offering totaled approximately $18.1 million. No underwriters were involved in the transaction, and the Company did not pay any underwriting discounts or commissions. The private placement was exempt from the registration requirements of the Securities Act of 1933 pursuant to
Section 4(2) thereof.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data and other operating information of the Company. The financial data and operating information is derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                                                            Fiscal Year Ended
                                ---------------------------------------------------------------------
                                    1997           1996           1995           1994         1993
                                -------------  -------------  -------------  ------------  ----------

Consolidated statements of
   operations data:
Total revenues                   $33,639,589    $14,830,348     $3,500,097            $0          $0
Gross profit(deficit)              6,922,514       (503,156)    (2,132,870)            0           0
Operating loss                   (34,137,871)   (15,535,311)    (8,470,220)   (2,826,549)   (945,598)
Net loss                        ($24,728,092)  ($16,948,662)   ($8,607,358)  ($2,826,549)  ($945,598)

Basic and diluted loss per share      ($1.82)        ($2.13)        ($3.19)       ($0.38)     ($0.18)


Consolidated balance sheet data:
Working capital                  $19,430,761    $20,222,631       $719,195      $871,078    ($95,514)
 Property and equipment, net      19,553,537     11,743,291      2,392,788       288,453      11,748
Non-current portion of long-term   2,611,815        577,543        467,339             0           0
Stockholders' equity              40,642,804     33,098,154      2,798,790     1,192,097     (55,316)
Total assets                     $58,261,678    $39,841,869     $4,656,804    $1,608,634     $50,569

Number of employees at year-end          581            372            105            16           4







ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company was formed in December 1992, and began to recognize revenues in April 1995 with the launch of CNET CENTRAL on the USA Network and the Sci-Fi Channel. The Company's first Internet site on the World Wide Web, CNET.COM, became operational in June 1995 and began to generate advertising revenues in October 1995. The
Company's revenues, cost of revenues and operating expenses have grown substantially since the Company's inception and the Company has incurred net losses of $24.8 million, $16.9 million and $8.6 million in 1997, 1996 and 1995, respectively. These losses reflect substantial expenditures to develop and launch the Company's various Internet sites and television programs. In addition, the Company believes that newly launched services require a certain period of growth before they begin to achieve adequate revenues to support their operation. The increase in television programming and Internet sites has also required increased sales and marketing expenses as well as increased general and administrative costs. As the Company's audience for its Internet sites and television programs grows management believes it will be able to attract additional advertising customers and increased advertising revenues.

        The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by start-up companies in the television programming industry and in the new and rapidly evolving market for Internet products, content and services. To address these risks, the Company must, among other things, effectively develop new relationships and maintain existing relationships with its advertising customers, their advertising agencies and other third parties, provide original and compelling content to Internet users and television viewers, develop and upgrade its technology, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that the Company will succeed in addressing such risks and the failure to do so could have a material adverse effect on the Company's business, financial condition or operating results. Additionally, the limited operating history of the Company makes the prediction of future operating results difficult or impossible, and there can be no assurance that the Company's revenues will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. Since inception, the Company has incurred significant losses and, as of December 31, 1997, had an accumulated deficit of $54.1 million. The Company may continue to incur losses in the future.

RESULTS OF OPERATIONS

REVENUES

TOTAL REVENUES. The Company began to generate revenues in April 1995, and total revenues were $33.6 million, $14.8 million and $3.5 million for 1997, 1996 and 1995, respectively.

TELEVISION REVENUES. Revenues attributable to television operations were $6.9 million, $4.7 million and $3.1 million for 1997, 1996 and 1995, respectively. From April 1995 through June 1996, television revenues were derived primarily from the sale of advertising during the Company's CNET CENTRAL television program, which was carried nationally on USA Network and the SciFi Channel pursuant to an agreement with USA Networks. Effective July 1, 1996, the Company and USA Networks amended their agreement, whereby USA Networks licensed the right to carry the DIGITAL DOMAIN, a two hour programming block which includes CNET CENTRAL, THE NEW EDGE and THE WEB, on its networks for an initial one-year term for a fee equal to the cost of production of those programs up to a maximum of $5.2 million. In January 1997, USA Networks agreed to extend the agreement for an additional year beginning July 1, 1997 and revenues will again be limited to the costs of producing such programs, subject to a maximum amount of $5.5 million.

        In August 1996, the Company entered into an agreement with Golden Gate Productions, L.P. ("GGP"), whereby the Company produces a television program, TV.COM, which was exclusively distributed by GGP. Revenue from the distribution of TV.COM was first used to offset costs of distribution and production, with any excess being shared equally by CNET and GGP. In August 1997 the assets of GGP were acquired by a third party, Trans World International ("TWI") who have agreed to distribute the program under the same terms as the original GGP agreement. Beginning March 1, 1998, the Company will be responsible for the sale of advertisements on TV.COM and will pay a distribution fee to TWI.

        The increase in television revenues of $2.2 million from 1996 to 1997 was primarily related to twelve months of distribution for the DIGITAL DOMAIN and TV.COM during 1997 as compared to six months of distribution for the DIGITAL DOMAIN in 1996 and three months of distribution of TV.COM in 1996. The increase in television revenues of $1.6 million from 1995 to 1996 was primarily related to the addition of three television programs during 1996.

INTERNET REVENUES. Revenues attributable to the Company's Internet operations commenced October 1, 1995 and were $26.7 million, $10.1 million and $393,000 for 1997, 1996 and 1995, respectively. Internet revenues consist primarily of revenues derived from the sale of advertisements on pages delivered to users of the Company's Internet sites. The delivery of an advertisement is recognized by the Company as an "impression". Advertising revenues are derived principally from arrangements with the Company's advertising customers that provide for a guaranteed number of impressions. Advertising rates vary depending primarily on the particular Internet site on which advertisements are placed, the total number of impressions purchased and the length of the advertiser's commitment. Advertising revenues are recognized in the period in which the advertisements are delivered. The Company's ability to sustain or increase revenues for Internet advertising will depend on numerous factors, which include, but are not limited to, the Company's ability to increase its inventory of delivered Internet pages on which advertisements can be displayed and its ability to maintain or increase its advertising rates.

        The increase in revenues of $16.6 million from 1996 to 1997 was primarily attributable to increased pages delivered and increased advertisements sold on each of its sites. Average daily pages delivered on the Company's Internet sites during 1997 approximated
4.3 million pages, an increase of 187% over 1.5 million average daily pages in 1996. The increase in pages delivered was attributable to a full year of operations for SEARCH.COM, NEWS.COM, DOWNLOAD.COM, and GAMECENTER..COM, which ran for 10 months, 4 months, 3 months and 2 months, respectively, in 1996, as well as increased traffic growth on all of the Company's Internet sites during 1997. In addition, Internet revenues include non-advertising revenues of $5.1 million and $144,000 for 1997 and 1996 respectively. Non-advertising revenues include fees earned from Company sponsored trade shows, electronic commerce revenues, content licensing revenues, technology licensing and consulting. The Company first recognized non-advertising revenues in the third quarter of 1996.

        The increase in Internet revenues of $9.7 million from 1995 to 1996 is attributable to three months of revenue generating activities on the Company's Internet sites that were operating during 1995 as compared to a full year during 1996, plus the additional revenues attributable to sites launched during 1996.

        During 1997, 1996 and 1995, approximately $905,000, $760,000 and $104,000, respectively, of Internet revenues were derived from barter transactions whereby the Company delivered advertisements on its Internet sites in exchange for advertisements on the Internet sites of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements received and delivered, and the corresponding revenues and marketing expenses were recognized when the advertisements were delivered.

REVENUE MIX. Television operations accounted for 21%, 32% and 89% and Internet operations accounted for 79%, 68% and 11% of total revenues for 1997, 1996 and 1995, respectively. This revenue mix was significantly impacted by the different commencement dates of the Company's television and Internet operations in 1995, and additionally by the increase in Internet sites produced by the Company from two at the end of 1995 to nine at the end of 1997.

        The Company expects to experience fluctuations in television and Internet revenues in the future that may be dependent on many factors, including demand for the Company's Internet sites and television programming, and the Company's ability to develop, market and introduce new and enhanced Internet content and television programming.

SIGNIFICANT CUSTOMERS. For 1997 and 1996, two customers accounted for over 10% of the Company's revenues, with USA Networks accounting for approximately 16% and 19% and Microsoft Corporation accounting for 10% and 12% of total revenues, respectively. Three customers accounted for over 10% of total revenues during 1995, with MCI, IBM and Hewlett-Packard accounting for approximately 23%, 19% and 14% of total revenues, respectively. There can be no assurance that any of these customers will continue to account for a significant portion of total revenues in any future period. The Company's success will depend on its ability to broaden and diversify its base of advertising customers. If the Company loses advertising customers, fails to attract new customers or is forced to reduce advertising rates in order to retain or attract customers, the Company's business, financial condition and operating results will be materially adversely affected.

COST OF REVENUES

TOTAL COST OF REVENUES. Total cost of revenues were $26.7 million, $15.3 million and $5.6 million for 1997, 1996 and 1995, respectively. Cost of revenues includes the costs associated with the production and delivery of the Company's television programming and the production of its Internet sites. The principal elements of cost of revenues for the Company's television programming have been the production costs of its television programs, which primarily consist of payroll and related expenses for the editorial and production staff, and costs for facilities and equipment. In addition, prior to June 30, 1996, cost of revenues for the Company's television programming included the fee payable to USA Networks under the Company's agreement with USA Networks as then in effect. The principal elements of cost of revenues for the Company's Internet sites have been payroll and related expenses for the editorial, production and technology staff, as well as costs for facilities and equipment.

COST OF TELEVISION REVENUES. Cost of revenues related to television programming were $6.9 million, $6.2 million and $4.7 million, or 100%, 132% and 153% of the related revenues, for 1997, 1996 and 1995, respectively.

        The increase in cost of revenues for television of $700,000 from 1996 to 1997 was primarily related to $1.6 million of additional production costs for twelve months of production of the Digital Domain and TV.COM in 1997 as compared to six months of production for the DIGITAL DOMAIN in 1996 and three months of production of TV.COM in 1996. The increase in production costs were offset by $869,000 in fees payable to USA Networks in 1996 under the Company's initial agreement with USA Networks.

        The increase in cost of revenues for television of $1.5 million from 1995 to 1996 was primarily related to additional production costs of $2.0 million for the three new programs added during 1996. These additional productions costs were offset by a reduction in the fees paid to USA Networks.

COST OF INTERNET REVENUES. Cost of revenues for Internet operations were $19.8 million, $9.1 million and $891,000 or 74%, 90% and 226%
of the related revenues for 1997, 1996 and 1995, respectively. The recognition of cost of revenues for Internet operations commenced on October 1, 1995, the date on which the Company began to sell advertising on its first Internet site. Costs incurred prior to October 1, 1995 were recognized as development costs.

        The increase in cost of revenues for Internet operations of $10.7 million from 1996 to 1997 was primarily attributable to costs associated with Internet sites which operated for a full year in 1997, as compared to a partial year during 1996, and sites which launched in 1997. Sites that were operational for a partial year in 1996 include SEARCH.COM, NEWS.COM, DOWNLOAD.COM, GAMECENTER.COM, and BUYDIRECT.COM, which were launched in March 1996, September 1996, October 1996, November 1996 and November 1996, respectively. Sites which launched during 1997 include Snap! and COMPUTERS.COM, which launched in September 1997 and November 1997, respectively.

        The increase in cost of revenues for Internet operations of $8.2 million from 1995 to 1996 was attributable to twelve months of Internet operations in 1996 as compared to three months of operation in 1995, and additionally, to the increase in Internet sites produced by the Company from two at the end of 1995 to six at the end of 1996. The increase in Internet sites produced by the Company required significant additional expenditures in payroll and related expenses, and for facilities and equipment.

        The Company anticipates substantial increases in cost of revenues for Internet production in the future. Until September 30, 1997 and November 30, 1997, the costs of the production of Snap! and COMPUTERS.COM, respectively, were classified as development expenses. Commencing October 1, 1997 and December 1, 1997, the Company began to classify the expenses for Snap! and COMPUTERS.COM, respectively, as cost of Internet revenues. The classification of Snap! expenses and COMPUTERS.COM expenses as cost of Internet revenues will significantly increase cost of revenues in 1998. The increase may cause a significant reduction in gross profit depending on revenues generated by the newly launched services.

COST OF REVENUES MIX. Cost of television revenues accounted for 26%, 41% and 84% and cost of Internet revenues accounted for 74%, 59% and 16% of total cost of revenues for 1997, 1996 and 1995, respectively. This mix of cost of revenues was significantly impacted by the different commencement dates of the Company's television and Internet operations in 1995 and by more rapid growth of Internet operations in 1996 and 1997. The Company anticipates that its cost of Internet revenues will continue to account for an increasing percentage of total cost of revenues in future periods.

SALES AND MARKETING

        Sales and marketing expenses consist primarily of payroll and related expenses, consulting fees and advertising expenses. Sales and marketing expenses were $11.6 million, $7.8 million, $2.4 million for 1997, 1996, and 1995, respectively. Sales and marketing expense represented 34 %, 53% and 68% of total revenue in 1997, 1996 and 1995, respectively. The increase in sales and marketing expenses of $3.8 million from 1996 to 1997 was attributable to $2.3 million in expenses related to Snap!, which were primarily related to advertising costs. The additional increase in sales and marketing expenses from 1996 to 1997 were attributable to increased salaries and related expenses due to an increase in the size of the Company's sales force. Sales and marketing expenses increased by $5.4 million from 1995 to 1996, primarily a result of increased salaries and related expenses of $1.7 million and increased advertising expenses of $2.7 million. The Company expects sales and marketing expenses to increase substantially in the future.

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

        Development expenses were $13.6 million, $3.4 million and $2.3 million for 1997, 1996 and 1995, respectively. Development expenses represented 41%, 23% and 65% of total revenues for 1997, 1996 and 1995, respectively. The increase in development expenses of $10.2 million from 1996 to 1997, was primarily attributable to $8.3 million in development expenses for Snap! and $3.8 million in development expenses for COMPUTERS.COM. Snap! and COMPUTERS.COM became operational in October 1997 and December 1997, respectively, and costs incurred to operate the sites were classified as cost of revenues commencing on those dates. The increases in development expenses attributable to Snap! and COMPUTERS.COM in 1997 were partially offset by expenses incurred to develop and launch sites during 1996, such as DOWNLOAD.COM and BUYDIRECT.COM. Development expenses increased $1.2 million from 1995 to 1996, primarily due to the development of the four new Internet sites that the Company launched at various times during 1996. The costs associated with the development of new sites are primarily personnel related but also include other costs, such as facilities and equipment.

GENERAL AND ADMINISTRATIVE

        General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses were $6.8 million, $3.8 million and $1.7 million for 1997, 1996 and 1995 respectively. General and administrative costs represented 20%, 25% and 49% of total revenues for 1997, 1996 and 1995, respectively. The increase in general and administrative expense of $3.1 million from 1996 to 1997 was primarily attributable to increased salaries and related expenses and other costs related to facilitating the growth of the Company during 1997. The increase in general and administrative expenses of $2.1 million from 1995 to 1996 was primarily attributable to increased salaries and related expenses for additional personnel.

UNUSAL ITEMS

        In the first quarter of 1997, the Company incurred a one-time, non-cash expense of $7.0 million related to an amendment to the warrant agreement with USA Networks whereby the Company agreed that the warrants held by USA Networks will vest in full on December 31, 2006, to the extent that they have not previously vested. Additionally, USA Networks exercised its option to extend its agreement with the Company to carry three of the Company's television programs through June 30, 1998.

        In the fourth quarter of 1997, the Company recognized an expense of $1.3 million related to reorganizing its real estate needs. Also in the fourth quarter of 1997, the Company recognized an expense of $700,000 relating to a write-off of Internet domain names that the Company determined it would not use.

OTHER INCOME(EXPENSE)

        Other income (expense) consists of interest income, interest expense and losses from the Company's investments, including the Company's minority interest in Vignette and the Company's interest in a joint venture with E! Entertainment Television, Inc. ("E! Entertainment"). The joint venture was formed in January 1996 to operate an Internet site, E! Online, and was originally owned 50% by the Company and 50% by E! Entertainment. The Company provided approximately $3.0 million in debt financing to the joint venture through June 30, 1997, which was the venture's sole source of financing. As a result of the Company's financing commitment to the joint venture, the Company recognized 100% of any losses incurred by the joint venture. In June 1997 the Company sold its 50% equity interest and certain technology licenses and marketing and consulting services to its joint venture partner for $10.0 million in cash, a $3.2 million note receivable, and certain additional payments for up to three years.

        Total other income (expense) was $9.4 million, $(1.4) million and $(137,000) for 1997, 1996 and 1995, respectively. Included in other income (expense) were gains of $11.0 million for 1997, which primarily related to the sale of the Company's equity interest in the joint venture with E! Entertainment. The gain was offset by $1.8 million of losses recognized prior to the sale of the Company's equity interest in the joint venture and approximately $400,000 in losses recognized related to the Company's investment in Vignette. Losses of $1.9 million for the comparable period in 1996 were primarily related to the recognition of 100% of the losses by the joint venture.

INCOME TAXES

        The Company had a net loss for each of 1997, 1996 and 1995. As of December 31, 1997, the Company has approximately $45.0 million of net operating loss carryforwards for federal income tax purposes, which expire between 2008 and 2012. The Company also has approximately $18.5 million of net operating loss carryforwards for state income tax purposes, which expire between 1998 and 2002. The Company experienced an "ownership change" as defined by Section 382 of the Internal Revenue Code in October 1994. As a result of the ownership change, the Company's use of its federal and state net operating loss carryforwards is subject to limitation. The ability to use net operating loss carryforwards may be further limited should the Company experience another "ownership change" as defined by
Section 382 of the Internal Revenue Code. See Note 3 of Notes to Consolidated Financial Statements.

NET LOSS

        Net losses were $24.7 million, $16.9 million and $8.6 million for 1997, 1996 and 1995 respectively. Net loss for each of the years was primarily attributable to cost of revenues and operating expenses in excess of total revenues. The increase in net loss of $7.8 million from 1996 to 1997 was primarily attributable to increased cost of revenues of $11.4 million, increased sales and marketing expenses of $3.8 million, increased development costs of $10.2 million and increased general and administrative costs of $3.1 million, totaling $28.5 million in increased expenses, which were offset by an increase of $18.8 million in total revenues. The increase in net loss of $8.3 million from 1995 to 1996 was primarily attributable to increased cost of revenues of $9.7 million, increased sales and marketing expenses of $5.5 million, increased development expenses of $1.2 million and increased general and administrative expenses of $2.1 million, totaling $18.5 million which were offset by an increase in total revenues of $11.3 million.

LIQUIDITY AND CAPITAL RESOURCES

        The Company initially financed its operations through private sales of preferred stock which totaled approximately $23.8 million in gross proceeds (including approximately $3.6 million in principal and $118,000 in accrued interest on notes that were canceled in exchange for preferred stock). In July 1996, the Company effected an initial public offering (IPO) of 2,000,000 shares of common stock and simultaneously sold 600,000 shares of common stock to Intel Corporation ("Intel"). The net proceeds from the two offerings were $37.8 million.

        On July 21, 1997, the Company sold 201,253 shares of common stock in a private placement to Intel for aggregate net proceeds of approximately $5.3 million. On December 18, 1997, the Company sold 733,000 shares of common stock in a private placement to three "accredited investors" (as defined in Rule 501(a) under the Securities Act of 1933) for aggregate net proceeds of approximately $18.1 million.

        Cash flows provided by financing activities in 1997 consisted primarily of proceeds from the issuance of common stock in private placements. Cash flows provided by financing activities in 1996 consisted primarily of proceeds from the Company's IPO, the private sale of common stock to Intel and the issuance of preferred stock. Cash flows provided by financing activities in 1995 consisted primarily of proceeds from the issuance of preferred stock. In addition, the issuance of debt provided cash flows from financing activities in 1997, 1996 and 1995.

        Net cash used in operating activities of $5.9 million, $8.9 million and $5.3 million for 1997, 1996 and 1995 respectively, were primarily attributable to net losses in such periods. Net cash used in investing activities of $19.7 million, $18.5 million and $5.0 million for 1997, 1996 and 1995, respectively, were primarily attributable to purchases of equipment.

        As of December 31, 1997, the Company had obligations outstanding under a note payable and under certain capital leases of $4.0 million. Such obligations were incurred to finance equipment purchases and are payable through May 2008.

        As of December 31, 1997 the Company's principal source of liquidity was approximately $22.6 million in cash and cash equivalents. During 1997 the Company secured a $10.0 million line of credit from a bank. The line of credit consists of a $5.0 million operating line of credit secured by all of the Company's tangible and intangible assets and a $5.0 million line of credit for up to 65% of capital equipment purchases. The capital proceeds from the equipment line will convert to a two year term loan in July, 1998.
As of December 31, 1997, the Company had not yet drawn any of the operating line of credit and had drawn $768,000 on the capital equipment line of credit. In February 1998, the Company issued a letter of credit as a security deposit for a lease of office space in the amount of $3.3 million. The letter of credit is secured by $3.3 million of the $5.0 million operating line of credit. In addition, the Company had proceeds of $2.5 million from an asset based loan secured by certain capital equipment. Both the $10.0 million bank financing and the $2.5 million asset based loan are subject to certain financial covenants. At December 31, 1997, the Company was not in compliance with certain financial covenants, but obtained waivers from both lenders. The Company believes that these funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
See "Outlook and Uncertainties" below.

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

        The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results attributable to its Internet operations include the level of use of the Internet, demand for Internet advertising, seasonal trends in both Internet use and advertising placements, the addition or loss of advertisers, advertising budgeting cycles of individual advertisers, the level of traffic on the Company's Internet sites, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's Internet operations, the introduction of new sites and services by the Company or its competitors, price competition or pricing changes in the industry, technical difficulties or system downtime, general economic conditions and economic conditions specific to the Internet and Internet media. Quarterly operating results attributable to the Company's television operations are generally dependent on the costs incurred by the Company in producing its television programming. If the cost of producing television programs for USA Networks exceeds the maximum licensing fee payable by USA Networks, or if production costs for TV.COM exceed distribution revenues, the Company could incur a gross deficit with respect to its television operations. Further, the size and demographic characteristics of the Company's television viewing audience may be adversely affected by the popularity of competing television programs, including special events, the time slots chosen for the Company's programs by the cable network carrying such programs and the popularity of programs immediately preceding the Company's programs. As a result of the Company's strategy to cross market its television and Internet operations, the Company believes that any decrease in the number of viewers of its television programs will have a negative effect on the usage of its Internet sites. Accordingly, a decrease in viewership of the Company's television programs could have a material adverse effect on the Company's business, financial condition or operating results.

        Due to all of the foregoing factors, it is likely that the Company's operating results may fall below the expectations of the Company, securities analysts or investors in some future quarter.
In such event, the trading price of the Company's Common Stock would likely be materially adversely affected.

YEAR 2000 COMPLIANCE

        In the next two years, most companies could face a potentially serious information systems problem because many software applications and operational programs written in the past were designed to handle date formats with two-digit years and thus may not properly recognize calendar dates beginning in the Year 2000. This problem could result in computers either outputting incorrect data or shutting down altogether when attempting to process a date such as "0/01/00." The Company has examined all of its critical software and operational applications and in the opinion of management, there should be no significant conversion issues related to the Year 2000 issue. In addition, however, the Company could be exposed to a potential adverse impact resulting from the failure of financial institutions and other third parties to adequately address the Year 2000 problem. The Company intends to devote the necessary resources to identify and resolve Year 2000 issues that may exist with third parties. However, the Company cannot estimate the cost of this effort at this time, nor can any assurance be given that the Year
2000 problem will not have a material adverse effect on the Company's business, operating results or financial condition.

OUTLOOK AND UNCERTAINTIES

        The Company's future financial condition and results are subject to substantial risks and uncertainties, some of which are summarized in this section.

        LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; ANTICIPATED LOSSES. The Company was founded in December 1992 and first recognized revenues from its television operations in April 1995 and from its Internet operations in October 1995. Accordingly, the Company has an extremely limited operating history upon which an evaluation of the Company and its prospects can be based. See introduction to Item 7, "Management's Discussion and Analysis." Since inception, the Company has incurred significant losses and, as of December 31, 1997, had an accumulated deficit of $54.1 million. The Company expects to continue to incur significant losses on a quarterly and annual basis in the future. If currently available cash and cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available to the Company in amounts or on terms acceptable to the Company. See Item 7, "Management's Discussion and Analysis - Liquidity and Capital Resources."

        POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control, including, the level of use of the Internet, demand for Internet advertising, seasonal trends in both Internet use and advertising placements, the addition or loss of advertisers, advertising budgeting cycles of individual advertisers, the level of traffic on the Company's Internet sites, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's Internet operations, the introduction of new sites and services by the Company or its competitors, price competition or pricing changes in the industry, technical difficulties or system downtime, general economic conditions and economic conditions specific to the Internet and Internet media.
Due to the foregoing factors, among others, it is likely that the Company's operating results may fall below the expectations of the Company, securities analysts or investors in some future quarter.
In such event, the trading price of the Company's Common Stock would likely be materially adversely affected. See Item 7, "Management's Discussion and Analysis - Seasonality."

        DEPENDENCE ON ADVERTISING REVENUES; CUSTOMER CONCENTRATION. A substantial percentage of the Company's revenues are derived from the sale of advertising on its Internet sites and television programs. Most of the Company's advertising contracts can be terminated by the customer at any time on very short notice. Furthermore, most of the Company's revenues have been derived from a limited number of advertising customers. If the Company loses advertising customers, fails to attract new customers or is forced to reduce advertising rates in order to retain or attract customers, the Company's business, financial condition and operating results will be materially adversely affected. See Item 1, "Business -
Sales and Marketing" and Note 6 of Notes to Financial Statements.

        UNCERTAIN ACCEPTANCE OF THE INTERNET AS AN ADVERTISING MEDIUM. Use of the Internet by consumers is at a very early stage of development, and market acceptance of the Internet as a medium for information, entertainment, commerce and advertising is subject to a high level of uncertainty. If Internet-based advertising is not widely accepted by advertisers and advertising agencies, the Company's business, financial condition and operating results will be materially adversely affected. See Item 1, "Business - Sales and Marketing."

        UNCERTAIN ACCEPTANCE OF THE COMPANY'S INTERNET CONTENT. The Company's future success depends upon its ability to deliver original and compelling Internet content and services in order to attract users with demographic characteristics valuable to the Company's advertising customers. There can be no assurance that the Company's content and services will be attractive to a sufficient number of Internet users to generate advertising revenues. See Item 1, "Business - Strategy."

        UNCERTAIN ACCEPTANCE OF THE COMPANY'STELEVISION PROGRAMMING. The Company's television programming is critical to its overall business strategy, and the Company expects to rely to a significant extent on its television programming to promote the CNET and Snap! brands and to attract users to its Internet sites. To achieve these objectives, the Company must develop original and compelling television programming and obtain distribution for such programming. The successful development, production and distribution of television programming is subject to numerous uncertainties, and there can be no assurance that the Company's television programming will be accepted by television broadcasters, cable networks or their viewers. See Item 1, "Business - Television."

        COMPETITION. The market for Internet content and services is new, intensely competitive and rapidly evolving; there are minimal barriers to entry, and current and new competitors can launch new sites at relatively low cost. There can be no assurance that the Company will compete successfully with current or future competitors. See Item 1, "Business - Competition."

        UNCERTAIN ACCEPTANCE AND MAINTENANCE OF BRANDS. The Company believes that establishing and maintaining the CNET and Snap! brands is a critical aspect of its efforts to attract and expand its Internet and television audience and that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry in providing Internet content and services. If the Company is unable to provide high quality content and services or otherwise fails to promote and maintain its brands, or if the Company incurs excessive expenses in an attempt to improve its content and services or promote and maintain its brands, the Company's business, financial condition and operating results will be materially adversely affected. See Item 1, "Business - Sales and Marketing."

       MANAGING POTENTIAL GROWTH. The Company has rapidly and significantly expanded its operations, including the substantial recent expansion represented by Snap!. This rapid growth has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources.
If the Company is unable to manage growth effectively, the Company's business, financial condition and operating results will be materially adversely affected. See Item 1, "Business - Sites and Services" and Item 1, "Business - Employees."

        DEPENDENCE ON KEY PERSONNEL. The Company's performance is substantially dependent on the continued services of Halsey M. Minor, Shelby W. Bonnie, and the other members of its senior management team, as well as on the Company's ability to retain and motivate its other officers and key employees. The Company's future success also depends on its continuing ability to attract and retain highly qualified personnel. The inability to attract and retain the necessary technical, managerial, editorial and sales personnel could have a material adverse effect on the Company's business, financial condition or operating results. See Item 1, "Business -
Employees."

        RISKS OF TELEVISION DISTRIBUTION; DEPENDENCE ON USA NETWORKS. The Company's television programming is currently carried primarily on the USA Network and the Sci-Fi Channel, both of which are owned by USA Networks, pursuant to an agreement between the Company and USA Networks, which expires on June 30, 1998. There can be no assurance that the Company will be able to obtain distribution for its television programming after June 30, 1998. See Item 1, "Business - Television - Agreement with USA Networks."

        DEPENDENCE ON THIRD PARTIES FOR INTERNET OPERATIONS. The Company relies on the cooperation of owners and operators of other Internet sites and on its relationships with third party vendors of Internet development tools and technologies. The Company's ability to advertise on other Internet sites and the willingness of the owners of such sites to direct users to the Company's Internet sites through hypertext links are also critical to the success of the Company's Internet operations. There can be no assurance that the necessary cooperation from third parties will be available on
acceptable commercial terms or at all.    If the Company is unable
to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if the Company's competitors are better able to leverage such relationships, the Company's business, financial condition and operating results will be materially adversely affected. See Item 1, "Business - Internet Sites and Services."

        RISKS OF TECHNOLOGICAL CHANGE.. The market for Internet products and services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging character of these products and services and their rapid evolution will require that the Company continually improve the performance, features and reliability of its Internet content, particularly in response to competitive offerings. There can be no assurance that the Company will be successful in responding quickly, cost effectively and sufficiently to these developments. See Item 1, "Business - Technology."

        DEPENDENCE ON CONTINUED GROWTH IN USE OF THE INTERNET. Rapid growth in the use of and interest in the Internet is a recent phenomenon, and there can be no assurance that acceptance and use of the Internet will continue to develop or that a sufficient base of users will emerge to support the Company's business. If use of the Internet does not continue to grow or grows more slowly than expected, or if the Internet infrastructure does not effectively support growth that may occur, the Company's business, financial condition and operating results would be materially adversely affected. See Item 1, "Business - Internet Sites and Services."

        CAPACITY CONSTRAINTS AND SYSTEM DISRUPTIONS. The satisfactory performance, reliability and availability of the Company's Internet sites and its network infrastructure are critical to attracting Internet users and maintaining relationships with advertising customers. System interruptions that result in the unavailability of the Company's Internet sites or slower response times for users would reduce the number of advertisements delivered and reduce the attractiveness of the Company's Internet sites to users and advertisers. See Item 1, "Business - Technology." The Company's Internet and television operations are also vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond the Company's control. All of the Company's servers and television production equipment is currently located in San Francisco, California, an area that is susceptible to earthquakes. See Item 2, "Properties."

        LIABILITY FOR INTERNET AND TELEVISION CONTENT. As a publisher and a distributor of content over the Internet and television, the Company faces potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that it publishes or distributes. See Item 1, "Business - Intellectual Property." The Company's operations, particularly its Internet directories and search, which facilitate access to third party content, could also be subject to a range of existing and proposed laws concerning the distribution of "obscene" or "indecent" material over the Internet. See Item 1, "Business - Government Regulation."

        RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS AND INVESTIMENTS. The Company's current strategy is to broaden the number, scope and content of its Internet sites through the acquisition of existing sites and businesses specializing in Internet-related technologies and content, as well as through internally developed Internet sites and services. Any such investments would involve many of the same risks posed by acquisitions, particularly risks related to the diversion of resources, the inability to generate revenues, the impairment of relationships with third parties and potential additional expenses. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions or new investments. See Item 1 "Business - Business Strategy" and Item 1, "Business - Employees."

        SECURITY. A party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's Internet operations. The Company may be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. See Item 1, "Business - Technology."

        DEPENDENCE ON INTELLECTUAL PROPERTY RIGHTS; RISKS OF INFRINGEMENT. The Company relies on trade secret and copyright laws to protect its proprietary technologies, but there can be no assurance that such laws will provide sufficient protection to the Company, that others will not develop technologies that are similar or superior to the Company's, or that third parties will not copy or otherwise obtain and use the Company's technologies without authorization. See Item 1, "Business - Intellectual Property." The Company is also a defendant in pending litigation concerning its use of the name "Snap!." See Item 3, "Legal Proceedings."

        DEPENDENCE ON LICENSED TECHNOLOGY. The Company relies on certain technology licensed from third parties, and there can be no assurance that these third party technology licenses will be available or will continue to be available to the Company on acceptable commercial terms or at all. See Item 1, "Business -
Intellectual Property."

        GOVERNEMT REGULATION AND LEGAL UNCERTAINTY. Although there are currently few laws and regulations directly applicable to the Internet, it is possible that new laws and regulations will be adopted covering issues such as privacy, copyrights, obscene or indecent communications and the pricing, characteristics and quality of Internet products and services. The adoption of restrictive laws or regulations could decrease the growth of the Internet or expose the Company to significant liabilities. See Item 1, "Business - Government Regulation."






ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors Report

The Board of  Directors,
CNET, Inc.

We have audited the accompanying consolidated balance sheets of CNET, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our reponsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CNET, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                        KPMG Peat Marwick LLP
San Francisco, California
February 3, 1998, except as to Note 9
which is as of March 30, 1998

                                CNET, INC.
                       CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                  --------------------------
                                                      1997          1996
                                                  ------------  ------------
                     ASSETS
Current assets:
  Cash and cash equivalents                       $22,553,988   $20,155,935
  Accounts receivable, net of allowance for
   doubtful accounts of $461,000 and $100,000
   in 1997 and 1996, respectively                   9,149,762     5,292,177
  Other current assets                              1,134,957       940,691
  Restricted cash                                   1,599,113          --
                                                  ------------  ------------
   Total current assets                            34,437,820    26,388,803

Property and equipment, net                        19,553,537    11,743,291
Other assets                                        4,270,321     1,709,775
                                                  ------------  ------------
   Total assets                                   $58,261,678   $39,841,869
                                                  ============  ============

        LIABILITIES AND  STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $3,567,783    $3,338,852
  Accrued liabilities                              10,080,504     2,546,175
  Current portion of long-term debt                 1,358,772       281,145
                                                  ------------  ------------
     Total current liabilities                     15,007,059     6,166,172

Long-term debt                                      2,611,815       577,543
                                                  ------------  ------------
     Total liabilities                             17,618,874     6,743,715

Commitments and contingencies

Stockholders' equity:
  Common stock; $0.0001 par value;
    25,000,000 shares authorized; 14,662,185
    and 13,281,462 shares issued and
    outstanding in 1997 and 1996,
    respectively                                        1,468         1,328
  Additional paid-in capital                       94,697,595    62,424,993
  Accumulated deficit                             (54,056,259)  (29,328,167)
                                                  ------------  ------------
     Total stockholders' equity                    40,642,804    33,098,154
                                                  ------------  ------------
     Total liabilities and stockholders' equity   $58,261,678   $39,841,869
                                                  ============  ============

     See accompanying notes to consolidated financial statements.

                                     CNET, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Year Ended December 31,
                                     ------------------------------------------
                                         1997           1996           1995
                                     -------------  -------------  ------------
Revenues:
   Television                          $6,922,309     $4,696,664    $3,106,642
   Internet                            26,717,280     10,133,684       393,455
                                     -------------  -------------  ------------
     Total revenues                    33,639,589     14,830,348     3,500,097
                                     -------------  -------------  ------------
Cost of revenues:
   Television                           6,904,471      6,212,959     4,742,109
   Internet                            19,812,604      9,120,545       890,858
                                     -------------  -------------  ------------
      Total cost of revenues           26,717,075     15,333,504     5,632,967
                                     -------------  -------------  ------------
      Gross profit (deficit)            6,922,514       (503,156)   (2,132,870)
                                     -------------  -------------  ------------
Operating expenses:
   Sales and marketing                 11,602,746      7,821,454     2,369,759
   Development                         13,608,846      3,438,333     2,264,455
   General and administrative           6,848,793      3,772,368     1,703,136
   Unusual items                        9,000,000          --             --
                                     -------------  -------------  ------------
     Total operating expenses          41,060,385     15,032,155     6,337,350
                                     -------------  -------------  ------------
     Operating loss                   (34,137,871)   (15,535,311)   (8,470,220)

Other income(expense):
   Gain (loss) on joint venture         8,798,306     (1,865,299)         --
   Interest income                        897,012        766,952        89,448
   Interest expense                      (285,539)      (315,004)     (226,586)
                                     -------------  -------------  ------------
     Total other income(expense)        9,409,779     (1,413,351)     (137,138)
                                     -------------  -------------  ------------
     Net loss                        ($24,728,092)  ($16,948,662)  ($8,607,358)
                                     =============  =============  ============

Basic and diluted net loss per share       ($1.82)        ($2.13)       ($3.19)
                                     =============  =============  ============

Shares used in calculating basic
 and diluted per share data            13,611,821      7,963,897     2,700,000
                                     =============  =============  ============

     See accompanying notes to consolidated financial statements.

                                  CNET, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 Convertible
                               Preferred Stock        Common Stock     Additional                   Total
                            --------------------- -------------------   Paid-in     Accumulated  Stockholders'
                              Shares     Amount     Shares    Amount    Capital       Deficit       Equity
                            ----------- --------- ----------- ------- ------------ ------------- ------------
Balances as of
 December 31, 1994           2,854,804   $28,548   2,700,000    $270   $4,935,426   ($3,772,147)  $1,192,097
Issuance of Series C
 convertible preferred
 stock                           --         --          --        --    2,500,000         --       2,500,000
Issuance of Series D
 convertible preferred
 stock                         342,290     3,423        --        --    4,405,273         --       4,408,696
Conversion of debt to
 Series D convertible
 preferred stock               242,108     2,421        --        --    3,115,934         --       3,118,355
Issuance of warrants             --         --          --        --      187,000         --         187,000
Net loss                         --         --          --        --          --     (8,607,358)  (8,607,358)
                            ----------- --------- ----------- ------- ------------ ------------- ------------
Balances as of
 December 31, 1995           3,439,202    34,392   2,700,000     270   15,143,633   (12,379,505)   2,798,790
Issuance of Series B
 convertible preferred
 stock                         366,144     3,661        --        --      362,483         --         366,144
Issuance of Series D
 convertible preferred
 stock                           2,588        26        --        --       33,307         --          33,333
Issuance of Series E
 convertible preferred
 stock                         453,169     4,532        --        --    8,364,102         --       8,368,634
Issuance of warrants             --         --          --        --      164,000         --         164,000
Public stock offering,
 net of $3,151,406
 issuance costs                  --         --     2,600,000     260   37,776,334         --      37,776,594
Conversion of preferred
 stock into common stock    (4,261,103)  (42,611)  7,816,673     782       41,829         --           --
Exercise of stock options        --         --       153,000      15      369,545         --         369,560
Employee stock purchase
 plan                            --         --        11,789       1      169,760         --         169,761
Net loss                         --         --          --        --          --    (16,948,662) (16,948,662)
                            ----------- --------- ----------- ------- ------------ ------------- ------------
Balances as of
 December 31, 1996               --         --    13,281,462   1,328   62,424,993   (29,328,167)  33,098,154
Exercise of stock options        --         --       411,457      43    1,175,537         --       1,175,580
Employee stock purchase
 plan                            --         --        35,013       4      705,407         --         705,411
Issuances of common stock        --         --       934,253      93   23,391,658         --      23,391,751
Warrant compensation             --         --          --        --    7,000,000         --       7,000,000
Net loss                         --         --          --        --          --    (24,728,092) (24,728,092)
                            ----------- --------- ----------- ------- ------------ ------------- ------------
Balances as of
 December 31, 1997               --       $ --    14,662,185  $1,468  $94,697,595  ($54,056,259) $40,642,804
                            =========== ========= =========== ======= ============ ============= ============

         See accompanying notes to consolidated financial statements.

                                    CNET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                        ----------------------------------------
                                            1997          1996          1995
                                        ------------- ------------- ------------
Cash flows from operating activities:
  Net loss                              ($24,728,092) ($16,948,662) ($8,607,358)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation and amortization          5,054,980     1,928,496      475,836
    Amortization of program costs          6,548,937     4,673,201    3,154,893
    Interest expense converted into
     preferred stock                              --       222,141      118,356
    Allowance for doubtful accounts          361,214        75,000       25,000
    Reserve for joint venture             (1,248,799)    1,865,299           --
    Warrant compensation expense           7,000,000            --           --
    Changes in operating assets and
     liabilities:
      Accounts receivable                 (4,218,799)   (4,165,939)  (1,226,238)
      Other current assets                  (916,690)       29,750     (164,049)
      Other assets                        (1,515,407)   (1,237,499)     (76,580)
      Accounts payable                       228,931     2,807,549      453,769
      Accrued liabilities                  7,534,213     1,839,558      510,199
                                        ------------- ------------- ------------
        Net cash used in operating
          activities                      (5,899,512)   (8,911,106)  (5,336,172)
                                        ------------- ------------- ------------
Cash flows from investing activities:
  Purchases of equipment, excluding
   capital leases                        (12,213,050)  (10,739,354)  (1,861,607)
  Purchases of programming assets         (5,826,476)   (5,438,092)  (3,132,700)
  Loan to joint venture                   (1,639,139)   (1,776,588)          --
  Investment in Vignette Corporation             --       (511,500)          --
                                        ------------- ------------- ------------
        Net cash used in investing
          activities                     (19,678,665)  (18,465,534)  (4,994,307)
                                        ------------- ------------- ------------
Cash flows from financing activities:
  Net proceeds from issuance of
   convertible preferred stock                   --      4,543,826    6,908,695
  Net proceeds from initial public
   offering                                      --     37,776,594           --
  Net proceeds from issuance of
   common stock                           23,391,751            --           --
  Allocated proceeds from issuance of
   warrants                                      --        164,000      187,000
  Proceeds from stockholder receivable           --        594,654           --
  Proceeds from employee stock
   purchase plan                             705,411       169,761           --
  Proceeds from debt                       3,280,806     3,636,000    3,000,000
  Proceeds from exercise of options        1,175,580       141,050           --
  Principal payments on capital leases      (238,688)     (104,542)    (230,909)
  Principal payments on equipment note      (338,630)      (91,851)     (55,146)
                                        ------------- ------------- ------------
        Net cash provided by
          financing activities            27,976,230    46,829,492    9,809,640
                                        ------------- ------------- ------------
Net increase (decrease) in cash and
 cash equivalents                          2,398,053    19,452,852     (520,839)
Cash and cash equivalents at
 beginning of period                      20,155,935       703,083    1,223,922
                                        ------------- ------------- ------------
Cash and cash equivalents at end
 of period                               $22,553,988   $20,155,935     $703,083
                                        ============= ============= ============

Supplemental disclosure of cash flow
 information:
  Interest paid                             $254,790       $88,792      $73,587


Supplemental disclosure of noncash
 transactions:
  Non cash portion of Investment                --        $105,000          --


  Capital lease obligations incurred        $408,408      $297,436     $169,896


  Note issued in exchange for
   equipment                                    --        $137,551     $548,668


  Exercise of stock options through
   issuance of note receivable from
   stockholder                                  --        $594,654          --


  Conversion of preferred stock into
   common stock                                 --         $42,611          --


  Conversion of debt and interest
   into 0, 208,548, and 242,108
   shares of convertible preferred
   stock, respectively                          --      $3,858,141   $3,218,356

     See accompanying notes to consolidated financial statements.

                                CNET, INC.
                       NOTES TO FINANCIAL STATEMENTS


(1)   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 DESCRIPTION OF BUSINESS

     CNET, Inc. (the "Company") was incorporated in the state of Delaware in December 1992 and is a media company integrating television programming with a network of sites on the World Wide Web. The Company produces four television programs and operates nine Internet sites. Revenues for television are derived primarily from licensing fees for the distribution of the television programming. Internet revenues are primarily derived from the sale of advertising.


PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of CNET,Inc., and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

 CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Short-term investments are classified as "available-for-sale" and are stated at fair value. Any unrealized gains and losses are reported as a separate component of stockholders' equity, but to date have not been significant.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Property and equipment recorded under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or their estimated useful lives.

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

 REVENUE RECOGNITION

     Through June 30, 1996, television revenues were principally derived from the sale of advertising during the Company's CNET CENTRAL television program and were recognized upon broadcast based on the number of viewers of the program. Effective July 1, 1996, the Company licenses CNET CENTRAL and two additional programs it produces for broadcast on a cable network. Revenue recognized under the contract varies on a quarterly basis depending on the delivery of original or refreshed programming. In September 1996, the Company began producing TV.COM, which was exclusively distributed by Golden Gate Productions, L.P. ("GGP"). The revenue from this program was used first to offset costs of distribution and production and thereafter was shared equally by CNET and GGP. In August 1997, the assets of GGP were acquired by a third party who has agreed to distribute the program through Trans World international, ("TWI"), under the same terms.

     Internet revenues are principally derived from the sale of advertisements on pages delivered to users of the Company's Internet sites and are recognized in the period in which the advertisements are delivered. The delivery of an advertisement is recognized by the Company as an "impression." The Company guarantees to certain customers a minimum number of impressions to be delivered to users of its Internet sites for a specified period. To the extent minimum guaranteed impressions are not met, the Company would defer recognition of the corresponding revenues until guaranteed impression levels are delivered


NET LOSS PER SHARE

      The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." In accordance with SFAS No. 128, primary net loss per share has been replaced with basic net loss per share, and fully diluted net loss per share has been replaced with diluted net loss per share which includes potentially dilutive securities such as outstanding options and convertible securities, using the treasury stock method. Prior periods have been restated to conform with SFAS No. 128 and Staff Accounting Bulletin ("SAB") No. 98. Accordingly, the number of shares used and the resulting net loss per share amounts for 1996 and 1995 differ from those amounts previously presented. The stock options as described in Note 5, have been excluded from the calculation of diluted net loss per share as they are anti-dilutive.

     The following table sets forth the computation of net loss per share and proforma net loss per share (in thousands, except per share data):

                                                      Year ended December 31,
                                       ---------------------------------------
                                                1997         1996        1995
                                       -------------- ------------ -----------
Net loss                                   $(24,728)    $(16,949)    $(8,607)
Basic and diluted:                     ============== ============ ===========
 Weighted average common shares
 outstanding used in computing basic         13,612        7,964       2,700
  and diluted net loss per share       ============== ============ ===========
 Basic and diluted net loss per share        $(1.82)      $(2.13)     $(3.19)
                                       ============== ============ ===========

Proforma (1):
 Weighted average common shares outstanding                 7,964       2,700
 Preferred Stock                                            2,869       5,707
 Shares issued and stock options and
  warrants granted in accordance with SAB 83                  407         809
                                                      ------------ -----------
 Shares used in computing proforma net loss
  per share                                                11,240       9,216
                                                      ============ ===========
 Proforma net loss per share                              $(1.51)     $(0.93)
                                                      ============ ===========

(1) This proforma disclosure of net loss per share represents net loss per share as previously disclosed by the Company pursuant to rules in existence prior to the adoption of SAB No. 98 in February 98.


 STOCK-BASED COMPENSATION

      The Company accounts for its stock-based compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price.


FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate their respective fair values.


IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.


USE OF ESTIMATES

     The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 BARTER TRANSACTIONS

     The Company trades advertisements on its Internet sites in exchange for advertisements on the Internet sites of other companies. These revenues and marketing expenses are recorded at the fair market value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Internet sites and expense from barter transactions is recognized when advertisements are delivered on the other companies' Internet sites. Barter revenues were approximately $905,000, $760,000 and $104,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining the preferred format. This statement is effective for fiscal years beginning after December 15, 1997.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for financial statements for periods beginning after December 31, 1997. The Company has not yet determined whether it has any separately reportable business segments.

      In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which supersedes SOP 91-1. SOP 97-2 is effective for transactions entered into after December 31, 1997. SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company is still considering the effect of adopting SOP 97-2, however, the Company does not anticipate that it will have a material impact on the Company's consolidated results of operations or financial position.


RECLASSIFICATION

      Certain items in the accompanying 1996 consolidated financial statements have been reclassified in order to conform to the current year's presentation.


(2)   BALANCE SHEET COMPONENTS


CASH AND CASH EQUIVALENTS

     The carrying value of cash and cash equivalents consisted of:

                                            December 31,
                                       ---------------------------
                                            1997          1996
                                       -------------- ------------
      Commercial paper                    $2,004,131  $19,856,611
      Money market mutual funds           17,034,006      249,051
      Cash                                 3,515,851       50,273
                                       -------------- ------------
                                         $22,553,988  $20,155,935
                                       ============== ============

     All cash equivalents have been classified as available for sale securities as of December 31, 1997 and 1996.

     Restricted cash balance relates to certain deposits in escrow for leasehold improvements and as collateral for letters of credit relating to security deposits.


PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                            December 31,
                                       ---------------------------
                                            1997          1996
                                       -------------- ------------
      Computer equipment                 $11,769,291   $6,389,144
      Production equipment                 2,241,597    2,017,546
      Office equipment, furniture & fix    2,230,267    1,174,728
      Software                             1,745,660      332,111
      Leasehold improvements               7,193,769    4,128,625
      Assets in progress                   1,533,198       50,169
                                       -------------- ------------
                                          26,713,782   14,092,323

      Less accumulated depreciation
        and amortization                   7,160,245    2,349,032
                                       -------------- ------------
                                         $19,553,537  $11,743,291
                                       ============== ============


     As of December 31, 1997 and 1996, the Company had equipment under capital lease agreements of $1,168,134 and $759,797, respectively, and accumulated amortization of $694,747 and $365,881, respectively.

     As of December 31, 1997, the Company had purchased equipment pursuant to a loan agreements with the manufacturer on its balance sheet n the amount of $948,982. As of December 31, 1997 and 1996, the equipment had accumulated amortization of $512,612 and $322,816, respectively. in the amount of $948,982. As of December 31, 1997 and 1996, the equipment had accumulated amortization of $512,612 and $322,816, respectively.

 ACCRUED LIABILITIES

   A summary of accrued liabilities follows:

                                            December 31,
                                       ---------------------------
                                            1997          1996
                                       -------------- ------------
   Compensation and related benefits      $2,594,386   $1,298,700
   Marketing and advertising                 619,101      734,934
   Deferred Revenue                        3,233,681           --
   Lease Abandonment                       1,300,000           --
   Other                                   2,333,336      512,541
                                       -------------- ------------
                                         $10,080,504   $2,546,175
                                       ============== ============

DEBT

   During 1997, the Company secured a $10.0 million line of credit from a bank. The line of credit consists of a $5.0 million operating line of credit at an interest rate of prime (8.5%) plus 0.5%, secured by all of the Company's tangible assets and a $5.0 million equipment line at an interest rate of prime (8.5%) plus 1%, for up to 65% of capital equipment purchases. The capital proceeds from the equipment line will convert to a two-year term loan in July 1998. As of December 31, 1997, the Company had not yet drawn any of the operating line and had drawn $768,000 on the capital equipment line of credit. In addition, the Company had proceeds of $2.5 million for an asset based loan at an interest rate equal to the treasury rate plus 5.56%, secured by certain capital equipment. Both the $10.0 million bank financing and the $2.5 million asset based loan are subject to certain financial covenants. At
December 31, 1997, the Company was not in compliance with certain financial covenants, but obtained waivers from both lenders.

   During 1996 and 1995, the Company financed certain production equipment through a note bearing an interest rate of 12.25%. The note is secured by the equipment financed. The current and long-term portion of the note is included in the current portion of long-term debt and long-term debt, respectively, in the accompanying balance sheet (along with capital lease obligations, see Note 4). The aggregate annual principal payments for notes payable outstanding as of December 31, 1997, are summarized as follows:


     YEAR ENDING DECEMBER 31,
     -----------------------
          1998                          $  975,721
          1999                           1,384,580
          2000                           1,095,314
          2001                              29,842
                                       -------------
                                        $3,485,457
                                       =============

(3)   INCOME TAXES

     The Company's effective tax rate differs from the statutory federal income tax rate of 34% as shown in the following schedule:

                                                Year Ended December 31,
                                       -----------------------------------------
                                           1997          1996          1995
                                       ------------- ------------- -------------
 Income tax benefit at statutory rate          34.0%         34.0%         34.0%
 Operating losses with no current tax
  benefit                                     (34.0%)       (34.0%)      (34.0%)
                                       ------------- ------------- -------------
  Effective tax rate                            --            --            --
                                       ============= ============= =============


The tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below:

                                                Year Ended December 31,
                                       -----------------------------------------
                                           1997          1996          1995
                                       ------------- ------------- -------------
 Capitalized "start-up" expenses        $   818,000    $1,217,000    $1,582,000
 Net operating losses                    16,268,000     9,596,000     2,960,000
 Accruals, reserves and other             6,289,000     1,027,000        94,000
                                       ------------- ------------- -------------
                                         23,375,000    11,840,000     4,636,000
 Less valuation allowance                23,375,000    11,840,000     4,636,000
                                       ------------- ------------- -------------
                                         $    --       $    --       $    --
                                       ============= ============= =============


      The Company has a valuation allowance as of December 31, 1997, which fully offsets its gross deferred tax assets due to the Company's historical losses and the fact that there is no guarantee the Company will generate sufficient taxable income in the future to be able to realize any or all of the deferred tax assets. The net change in the total valuation allowance for the year ended December 31, 1997, was an increase of $11,535,000.

      As of December 31, 1997, the Company has approximately $45,000,000 of net operating losses for federal income tax purposes, which expire between 2008 and 2012. The Company also has approximately $18,500,000 of net operating loss carryforwards for state income tax purposes, which expire between 1998 and 2002. Included in the deferred tax assets above is approximately $2,100,000 related to stock option compensation for which the benefit, when realized, will be an adjustment to equity.

     The Company may have experienced an "ownership change" as defined by section 382 of the Internal Revenue Code. If an ownership change has occurred, the Company's ability to utilize its net operating losses may be limited.


(4)   LEASES

     The Company has several non-cancelable leases primarily for general office, facilities, and equipment that expire over the next ten years. Future minimum lease payments under these leases are as follows:

                                          Capital      Operating
     YEAR ENDING DECEMBER 31,              Leases        Leases
     -----------------------           -------------- ------------
 1998                                       $416,670   $3,722,535
 1999                                        105,012    4,811,236
 2000                                           --      4,597,742
 2001                                           --      3,453,308
 2002                                           --      3,195,162
 Thereafter                                     --     36,589,177
                                       -------------- ------------
 Total minimum lease payments                521,682  $56,369,160
                                                      ============
 Less amount representing
  interest                                    36,552
 Less current portion                        383,051
                                       --------------
                                            $102,079
                                       ==============


     Rental expense from operating leases amounted to $2,242,186, $789,678, and $384,777 for the years ended December 31, 1997, 1996 and 1995, respectively.


(5)   STOCKHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK

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

     On July 21, 1997, the Company sold 201,253 shares of common stock in a private placement to Intel for aggregate proceeds of approximately $5.3 million. On December 18, 1997, the Company sold 733,000 shares of common stock in a private placement to three "accredited investors"(as defined in Rule 501(a) under the Securities Act of 1933) for aggregate net proceeds of approximately $18.1 million.

STOCK SPLIT

     In May 1996, the Company effected a three-for-two split of its common stock in connection with the IPO. The accompanying consolidated financial statements have been retroactively adjusted to reflect the stock split.



STOCK OPTION PLANS

     In 1994, the Board of Directors adopted a Stock Option Plan (the "1994 Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The 1994 Plan authorizes grants of options to purchase up to 2,750,000 shares of authorized but unissued common stock. In 1997, the stockholders approved the 1997 Stock Option Plan, (the "1997 Plan"). The 1997 Plan authorizes grants of options to purchase up to 1,000,000 shares of authorized but unissued common stock. Stock options for both the 1994 and 1997 Plans are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have 10-year terms and generally vest and become fully exerciseable between three and four years from the date of grant.

     A summary of the status of the Company's stock option plans is presented below:
                                                       Weighted
                                          Number        Average
                                            of         Exercise
                                          Shares        Prices
                                       ------------- -------------
 Balance as of December 31, 1994          1,137,000         $1.25
 Granted                                    345,250          2.77
 Canceled                                    (6,000)         2.41
                                       ------------- -------------
 Balance as of December 31, 1995          1,476,250          1.60
 Granted                                    864,200         11.44
 Exercised                                 (696,967)         1.03
 Canceled                                   (79,017)         5.45
                                       ------------- -------------
 Balance as of December 31, 1996          1,564,466          7.09
 Granted                                  1,263,073         23.73
 Exercised                                 (444,696)         2.88
 Canceled                                  (121,752)        14.07
                                       ------------- -------------
 Balance as of December 31, 1997          2,261,091         16.78
                                       ============= =============

     As of December 31, 1997, 1996 and 1995 the number of options exerciseable was 429,444, 402,397 and 901,985, respectively, and the weighted-average exercise price of those options was $6.11, $2.21, and $1.20, respectively. As of December 31, 1997, there were 347,246 additional shares available for grant under the Plan.

     The Company applies APB Opinion No. 25 in accounting for the Plan and, accordingly, no compensation cost has been recognized for the Plan in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                                Year Ended December 31,
                                       -----------------------------------------
                                           1997          1996          1995
                                       ------------- ------------- -------------
          Net Loss
            As Reported               (24,728,092)   ($16,948,662)  ($8,607,358)
            Pro forma                 (29,872,164)   ($18,259,031)  ($8,647,971)
          Net Loss Per Share
            As Reported                     (1.82)         ($1.51)       ($0.93)
            Pro forma                       (2.19)         ($1.62)       ($0.94)


      The effects of applying SFAS 123 in this pro forma disclosure is not indicative of the effects on reported results for future years. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

      The weighted-average fair value of options granted in 1997, 1996 and 1995 was $16.78, $6.07 and $0.31, respectively.

The fair value of each option grant is estimated on the date of grant using Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: no dividend yield, expected volatility of 75%, 75% and 0%, risk-free interest rate of 6%, and an expected life of five years, one year and one year.

     The following table summarizes information about stock options outstanding as of December 31, 1997:

     The following table summarizes information about stock options outstanding as of December 31, 1997:

                           Options Oustanding               Options Exercisable
                   ------------------------------------  ------------------------
                                 Weighted
                      Number      Average    Weighted       Number     Weighted
                   Outstanding   Remaining    Average    Exercisable    Average
     Range of         As of     Contractual  Exercise       As Of      Exercise
 Exercise Prices      12/31/97     Life        Price        12/31/97     Price
------------------ ------------ ----------- -----------  ------------ -----------

 $1.2000    $2.4100    330,651        7.39     $1.9781       252,581     $1.8445
 $8.5900    $8.5900    249,382        8.20     $8.5900        54,053     $8.5900
$12.0000   $13.0000    266,908        8.58    $12.3620        63,423    $12.3670
$13.3700   $20.1300    219,025        8.73    $15.1986        54,574    $14.3736
$20.7500   $20.7500    371,500        9.92    $20.7500            -            -
$21.3800   $24.0000    175,825        9.38    $22.5991         1,688    $22.8613
$24.1300   $24.1300    369,700        9.83    $24.1300            -            -
$24.2500   $28.7500    215,000        9.43    $27.0406         3,125    $27.5000
$32.8800   $32.8800     40,750        9.66    $32.8800            -            -
$34.0000   $34.0000     22,350        9.76    $34.0000            -            -
                   ------------                          ------------
 $1.2000   $34.0000  2,261,091        8.98    $16.7800       429,444     $6.1091
                   ============                          ============

401(k) PROFIT SHARING PLAN

In 1996, the Company adopted a 401(k) Profit Sharing Plan (the "401(k) Plan") that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all of the Company's employees. Participants may elect to contribute a percentage of their compensation to this plan, up to the statutory maximum amount. The Company may make discretionary contributions to the 401(k) Plan, but have not done so to date.

     EMPLOYEE STOCK PURCHASE PLAN

     In July 1996, the Company adopted an Employee Stock Purchase Plan that covers substantially all employees. Participants may elect to purchase the Company's stock by contributing a percentage of their compensation. The maximum percentage allowed is 10%.


(6)   MAJOR CUSTOMERS AND CONTRACTS

 CUSTOMERS

     For the years ended December 31, 1997 and 1996, two customers accounted for over 10% of the Company's revenues, with USA Networks accounting for approximately 16% and 19%, and Microsoft Corporation accounting for approximately 10% and 12% of total revenues, respectively. Three customers accounted for over 10% of the Company's revenues during 1995 with MCI Telecommunications Corporation, International Business Machines Corporation and Hewlett-Packard Company accounting for 23%, 19% and 14% of total revenues, respectively.

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

     In April 1996, the agreement with USA Networks was amended, effective July 1, 1996, to license USA Networks to carry CNET CENTRAL and two additional programs for broadcast on the USA Network and the SciFi Channel and certain affiliates for an initial term of one year. Under the amended agreement, USA Networks licenses the rights to all three programs for a fee equal to the cost of production of the three television programs up to a maximum of $5,250,000 for the first year with an option to extend the term for an additional year. In January 1997, USA Networks exercised this option.

     In addition, pursuant to the amended agreement, the Company agreed to pay USA Networks, a fee of $1.0 million for the right to cross-market the Company's Internet sites on the television programs produced by the Company for USA Networks. During the second year extension the Company will pay a fee of $750,000 for the right to continue such cross-marketing activities. These fees are reported by the Company as marketing expenses.

     In January 1997, USA Networks exercised its option to extend its agreement with the Company to carry the Company's three television programs through June 30, 1998. In connection with this extension to the agreement, the Company agreed that the warrants held by USA Networks will vest in full on December 31, 2006, to the extent they have not previously vested. As a result of this change, the Company incurred a one-time charge to earnings of approximately $7.0 million during the first quarter of 1997.

     In January 1996, the Company entered into a joint venture agreement with E! Entertainment Television, Inc. ("E! Entertainment") that launched an Internet site in August 1996, called E! ONLINE, focusing on entertainment, news, gossip, movies and television. The Company agreed to provide $3,000,000 in debt financing to the joint venture during its first two years of operations, which amount was advanced pursuant to a seven year note, bearing interest at 9% per annum. In addition, the Company agreed to provide up to an additional $3,000,000 in equity capital to the joint venture through January 1999. The Company accounted for its financing and investments under the modified equity method. Accordingly, the Company recorded all of the losses incurred by the joint venture through June 30, 1997, in its consolidated statement of operations. The joint venture, E! Online LLC, was owned 50% by the Company and 50% by E! Entertainment.

      In June 1997, the Company sold its 50% equity position and certain technology licenses and marketing and consulting services to its joint venture partner for $10.0 million in cash and a $3.2 million note receivable, which is included in other assets, and certain additional payments for up to three years.

      In August 1996, the Company entered into an agreement with GGP whereby the Company produced a television program, TV.COM, which was exclusively distributed by GGP. Any revenues from the distribution of TV.COM were first used to offset costs of distribution and production and thereafter were shared equally by CNET and GGP. In August 1997, the assets of GGP were acquired by a third party who has agreed to distribute the program through TWI under the same terms and conditions.

(7)   UNUSUAL ITEMS

      In the first quarter of 1997, the Company incurred a one-time, non-cash expense of $7.0 million related to an amendment to the warrant agreement with USA Networks whereby the Company agreed that the warrants held by USA will vest in full on December 31, 2006, to the extent that they have not previously vested.

      In the fourth quarter of 1997, the Company recognized an expense of $1.3 million related to lease abandonment costs. Also, in the fourth quarter of 1997, the Company recognized an expense of $700,000 relating to a write off of Internet domain names that the Company had determined it would no longer use.


(8)   RELATED PARTY TRANSACTIONS

     Included in other assets on the accompanying balance sheets is an advance to an officer of the Company for $26,250.

     An officer and stockholder of the Company provided capital infusions to the Company of $165,405 during 1995. An affiliate of this same stockholder loaned the Company $800,000 in 1996 at an interest rate of 8% and was granted 9,800 warrants to purchase Series D Convertible preferred stock at an exercise price of $12.88 per share. This loan was subsequently converted to Series E convertible preferred stock, which were subsequently converted to warrants for common stock. As of December 31, 1997, all of these warrants were outstanding and exercisable and expire in January 2001. Such warrants were valued at estimated fair market value at the date of issuance.

     A stockholder of the Company provided a capital infusion of $2,500,000 in exchange for 1,385,502 shares of Series C convertible preferred stock in 1994. The stockholder was obligated to pay an additional $2,500,000 for these shares if the Company entered into an agreement with a cable network to carry its television program with a launch date no later than June 10, 1995. An agreement was entered into with USA Networks in February 1995 and the Company received the additional $2,500,000. The same stockholder loaned the Company $3,000,000 during 1995 at an interest rate of 9%. Interest expense related to the loan was $118,356 in 1995. The entire principal amount and accrued interest was converted into 242,108 shares of Series D preferred stock during 1995. In connection with this loan agreement, the Company granted the stockholder 36,750 warrants to purchase Series C convertible preferred stock at an exercise price of $3.61 per share, which were subsequently converted into warrants for common stock. Further, the same stockholder loaned the Company an additional $3,000,000 in 1996 at an interest rate of 8%. Interest expense related to the loan was $34,000 in 1996. This loan was subsequently converted to Series E Convertible preferred stock. In connection with this loan agreement, the Company granted the lender 36,750 warrants to purchase Series D convertible preferred stock at an exercise price of $12.88 per share, which were subsequently converted to warrants for common stock. As of December 31, 1996, all of these warrants were outstanding and exercisable and expire on dates from May 2000 to February 2001. Such warrants were valued at estimated fair market value at the date of issuance.

     In April 1996, a stockholder exercised options to purchase 366,144 shares of Series B preferred stock and 136,500 shares of common stock for an aggregate of $694,654. The consideration was paid by $100,000 in cash and the issuance of a note for $594,654, which was repaid in July 1996. Such shares of Series B preferred stock were converted into 549,216 shares of common stock at the IPO.

      In December 1997, an officer of the Company purchased 8,000 shares of common stock for $198,000 as a participant in a private placement.


(9)   SUBSEQUENT EVENTS

      In February 1998, the Company issued a letter of credit as a security deposit for a lease of office space in the amount of $3.3 million. The letter of credit is secured by $3.3 million of the $5.0 million dollar operating line of credit.

                                SCHEDULE II

                           CNET, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                           (Numbers presented in thousands)

                                 Additions
                                -----------------------

                   Balance at   Charged to  Charged to                  Balance
                    Beginning    Costs and     Other      Deductions    at End
                    of Period    Expenses    Accounts      Describe    of Period
                   ------------ ----------- -----------  ------------ -----------
             1997
------------------
Allowance for
  doubtful accounts     $100        $578        --         $217 (1)       $461

             1996
------------------
Allowance for
  doubtful accounts      $25        $75        --            --           $100

             1995
------------------
Allowance for
  doubtful accounts      --          $25        --           --            $25


(1) Accounts written off.

S-2  Independent Auditors' Report on Schedule

The Board of Directors
CNET, Inc.

Under date of February 3, 1998, we reported on the consolidated balance sheets of CNET, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, which are listed in the accompanying index. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statements schedule in the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

                                                        KPMG Peat Marwick LLP
San Francisco, California
February 3, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


        Incorporated by reference from the Registrant's definitive Proxy Statement for its 1998 annual meeting, which will be filed pursuant to Regulation 14A (the "1998 Proxy Statement"), under the caption
"Management."


ITEM 11.  EXECUTIVE COMPENSATION

        Incorporated by reference from the 1998 Proxy Statement, under the caption "Executive Compensation and Other Information," but specifically excluding the information under the captions "--
Performance Graph" and "-- Compensation Committee's Report on
Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference from the 1998 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and
Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference from the 1998 Proxy Statement under the caption "Certain Relationships and Related Transactions."


ITEM 14.  EXHIBITS,FINANCIAL STATEMENT SCHEDULES LIST AND REPORTS ON FORM 8-K

(a)   EXHIBITS:

(1) Financial Statements. The following consolidated financial statements are filed as a part of this report under Item 8, "Financial Statements and Supplementary Data":

    Consolidated Balance Sheets as of December 31, 1997 and 1996

    Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

    Consolidated Statements of Cash Flow for the years ended December
      31, 1997, 1996 and 1995

    Notes to Consolidated Financial Statements

    Independent Auditors' Report of KPMG

(2) Financial Statement Schedules. The following financial statement schedules are filed as part of this report:

       S-1 Schedule II Valuation and Qualifying Accounts


       S-2  Independent auditors report on schedule


(3) Exhibits.

 3.1(1)       --    Finder.com, Inc. and Virtual Software Library, Inc. into
                    CNET, Inc.
 3.2(1)       --    Amended and Restated Bylaws of the Company
 4.1(1)       --    Specimen of Common Stock Certificate
10.1(1)       --    CNET, Inc. Amended and Restated Stock Option Plan
10.2(1)       --    Employment Agreement, dated as of October 19, 1994,
                    between the Company and Halsey M. Minor
10.3(3)       --    Employment Agreement, dated as of October 19, 1994,
                    between the Company and Shelby W. Bonnie
10.4(1)       --    Employment Agreement, dated to be effective as
                    of December 1, 1993 and amended as of August 1,
                    1995 and as of April 1, 1996, between the
                    Company and Kevin Wendle
10.5(1)       --    Employment Agreement, dated to be effective as
                    of February 20, 1995 and amended as of September
                    19, 1995, between the Company and Jonathan
                    Rosenberg
10.6(1)       --    Option Exercise Agreement, dated as of April 9,
                    1996, between the Company and Kevin Wendle
10.7(1)       --    Promissory Note of Kevin Wendle, payable to the
                    Company, dated as of April 9, 1996
10.8(1)       --    Lease Agreement, dated as of January 28, 1994,
                    between the Company and Montgomery/North
                    Associates and amended as of January 31, 1995
                    and as of October 19, 1995
10.9(1)       --    Lease, dated as of October 19, 1995, between the
                    Company and The Ronald and Barbara Kaufman
                    Revocable Trust, et al.
10.10(1)      --    Agreement, dated as of February 1, 1995, between the
                    Company to USA Networks.
10.11(1)      --    Warrant to Purchase Common Stock, dated February 9
                    1995, issued by the Company to USA Networks
10.12(1)      --    Series C Converible Preferred Stock Purchase Warrant,
                    dated as of May 25, 1995, issued by the Company to
                    Vulcan Ventures Incorporated
10.13(1)      --    Series D Converible Preferred Stock Purchase Warrant,
                    dated as of January 23, 1996.  issued by the Company to
                    the Bonnie Family Partnership
10.14(1)      --    Operating Agreement of E! Online, LLC, dated as of January
                    30, 1996, between the Company and E! Entertainment
                    Television, Inc.
10.15(1)      --    Series D Converible Preferred Stock Purchase Warrant,
                    dated as of February 20, 1996.  issued by the Company to
                    Vulcan Ventures Incorporated
10.16(1)      --    Amended and Restated Agreement , dated as of July 1, 1996, between the Company and USA Networks
10.17(1)      --    Subscription Agreement, dated as of April 26, 1996,
                    between the Company and the Series E Purchasers
                    identified therein
10.18(1)      --    1996 Employee Stock Purchase Plan of the Company
10.19(1)      --    Stock Purchase Agreement between Intel Corporation and
                    the Company dated July 1, 1996
10.20(3)      --    Stock Purchase Agreement betweenVignette Corporation and
                    the Company
10.21(8)      --    Letter Agreement, dated February 20, 1997, between the
                    Company and Kevin Wendle.
10.22(4)      --    CNET, Inc. 1997 Stock Option Plan
10.23(5)      --    Stock Purchase Agreemtne, date as of June 4, 1997, between
                    Intel Corporation and the Company
10.24(6)      --    Master Agreement, dated as of June 30, 1997, amoung the
                    Company, E! Entertainment Television, Inc. and E! Online,
                    LLC
10.25(7)      --    Security and Loan Agreement between Imperial Bank and the
                    Company, dated July 24, 1997
10.26(7)      --    Note from the Company to Imperial Bank dated July 24, 1997
10.27(7)      --    Loan and Security Agreement between The CIT Group and the
                    Company dated September 5, 1997
10.28(7)      --    Office Lease between One Beach Street, LLC and the Company dated September 24, 1997
10.29*        --    Stock Purchase Agreement, dated as of December 18, 1997,
                    amoung the Company and the Purchasers identified therein
21.1(1)       --    List of Subsidiary Corporations
23.1*         --    Consent of Independent Auditors


*       Filed herewith.

(1) Incorporated by reference from a previously filed exhibit to the Company's Registration Statement on Form SB-2, registration no. 333-4752-LA.

(2) Incorporated by reference from a previously filed exhibit to the Company's Registration Statement on Form S-8, registration no. 333-34491.

(3) Incorporated by reference from a previously filed exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.

(4) Incorporated by reference from an exhibit to the Company's definitive proxy statement on Schedule 14A for the Company's 1997 annual meeting of stockholders.

(5) Incorporated by reference from a previously filed exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

(6) Incorporated by reference from a previously filed exhibit to the Company's Current Report on Form 8-K dated July 11, 1997.

(7) Incorporated by reference from a previously filed exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

(8) Incorporated by reference from a previously filed exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


Incorporated by reference from a previously filed exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.



                                        SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          By   /s/ Halsey M. Minor
                               ----------------------------------
                                Halsey M. Minor
                                Chairman of the Board, President
                                 and Chief Executive Officer

                         Date   March 31, 1998
                               ----------------------------------




                         By     /s/  Douglas N. Woodrum
                               ----------------------------------
                                Douglas N. Woodrum
                                Chief Financial Officer
                                 and Principal Accounting Officer

                         Date   March 31, 1998
                               ----------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                         By     /s/ Halsey M. Minor
                               ----------------------------------
                                Halsey M. Minor
                                Chairman of the Board, President
                                 and Chief Executive Officer

                         Date   March 31, 1998
                               ----------------------------------




                         By     /s/  Shelby W. Bonnie
                               ----------------------------------
                                Shelby W. Bonnie
                                Director, Executive Vice President, Chief
                                 Operating Officer and Secretary

                         Date   March 31, 1998
                               ----------------------------------

                         By      /s/  John C. "Bud" Colligan
                               ----------------------------------
                                John C. "Bud" Colligan
                                Director

                         Date   March 31, 1998
                               ----------------------------------





                         By      /s/  Douglas Hamilton
                               ----------------------------------
                                Douglas Hamilton
                                Director

                         Date   March 31, 1998
                               ----------------------------------




                         By      /s/  Mitchell Kertzman
                               ----------------------------------
                                Mitchell Kertzman
                                Director

                         Date   March 31, 1998
                               ----------------------------------




                         By      /s/  Eric Robison
                               ----------------------------------
                                Eric Robison
                                Director

                         Date   March 31, 1998
                               ----------------------------------



                         By      /s/  William Savoy
                               ----------------------------------
                                William Savoy
                                Director

                         Date   March 31, 1998
                               ----------------------------------



                         By      /s/ Kevin Wendle
                               ----------------------------------
                                Kevin Wendle
                                Director

                         Date   March 31, 1998
                               ----------------------------------


                         By     /s/  Douglas N. Woodrum
                               ----------------------------------
                                Douglas N. Woodrum
                                Director and Chief Financial Officer

                         Date   March 31, 1998
                               ----------------------------------