Form 10-Q
period 1998-03-31
CNET INC /DE
filed 1998-05-15
CIK 1015577

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-Q


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                 Yes /X/  No / /

As of April 30, 1998 there were 14,892,107 shares of the registrant's common stock outstanding.

===============================================================================

Part 1.  Financial Information
Item 1.   Financial Statements

                                   CNET, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   March 31,     December 31,
                                                   1998          1997
                                                   ------------  ------------
                              ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . .   $15,639,352   $22,553,988
     Accounts receivable, net. . . . . . . . . .     8,937,284     9,149,762
     Other current assets. . . . . . . . . . . .     1,116,393     1,134,957
     Restricted cash . . . . . . . . . . . . . .     1,305,856     1,599,113
                                                   ------------  ------------
          Total current assets . . . . . . . . .    26,998,885    34,437,820

Property and equipment, net. . . . . . . . . . .    18,513,472    19,553,537
Other assets . . . . . . . . . . . . . . . . . .     4,951,741     4,270,321
                                                   ------------  ------------
                                                   $50,464,098   $58,261,678
                                                   ============  ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable. . . . . . . . . . . . . .    $2,748,654    $3,567,783
     Accrued liabilities . . . . . . . . . . . .     8,150,709    10,080,504
     Current portion of long-term debt . . . . .     1,090,695     1,358,772
                                                   ------------  ------------
          Total current liabilities. . . . . . .    11,990,058    15,007,059

Long-term debt . . . . . . . . . . . . . . . . .     2,480,845     2,611,815
                                                   ------------  ------------
          Total liabilities. . . . . . . . . . .    14,470,903    17,618,874

Stockholders' equity:
     Common stock. . . . . . . . . . . . . . . .         1,485         1,468
     Additional paid in capital. . . . . . . . .    95,703,880    94,697,595
     Accumulated deficit . . . . . . . . . . . .   (59,712,170)  (54,056,259)
                                                   ------------  ------------
          Total stockholders' equity . . . . . .    35,993,195    40,642,804
                                                   ------------  ------------
                                                   $50,464,098   $58,261,678
                                                   ============  ============

                 See accompanying notes to consolidated financial statements.

                                   CNET, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            Three Months Ended
                                                 March 31,
                                         -------------------------
                                         1998           1997
                                         ------------ ------------
Revenues:
   Television. . . . . . . . . . . . . .  $1,752,289   $1,779,795
   Internet. . . . . . . . . . . . . . .   8,914,653    4,538,349
                                         ------------ ------------
      Total Revenues . . . . . . . . . .  10,666,942    6,318,144

Cost of revenues:
   Television. . . . . . . . . . . . . .   1,747,000    1,773,702
   Internet. . . . . . . . . . . . . . .   7,809,926    3,704,511
                                         ------------ ------------
      Total cost of revenues . . . . . .   9,556,926    5,478,213
                                         ------------ ------------
  Gross profit . . . . . . . . . . . . .   1,110,016      839,931

Operating expenses:
   Sales and marketing . . . . . . . . .   3,767,617    2,353,267
   Development . . . . . . . . . . . . .   1,552,604    2,533,399
   General and administrative. . . . . .   1,644,459    1,344,547
   Unusual items . . . . . . . . . . . .       -        7,000,000
                                         ------------ ------------
      Total operating expenses . . . . .   6,964,680   13,231,213
                                         ------------ ------------
  Operating loss . . . . . . . . . . . .  (5,854,664) (12,391,282)

Other income (expense):
   Loss on joint venture . . . . . . . .       -         (748,954)
   Other income . . . . .. . . . . . . .     198,753      252,033
                                         ------------ ------------
   Total other income (expense). . . . .     198,753     (496,921)
                                         ------------ ------------
   Net loss. . . . . . . . . . . . . . . ($5,655,911)($12,888,203)
                                         ============ ============

Basic and diluted net loss per share . .      ($0.38)      ($0.97)
                                         ============ ============

Shares used in calculating
   per share data. . . . . . . . . . . .  14,785,127   13,300,127
                                         ============ ============

                 See accompanying notes to consolidated financial statements.

                                   CNET, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three  Months Ended
                                                            March 31,
                                                   ------------------------
                                                      1998       1997
                                                   ----------- ------------
Cash flows from operating activities:
   Net loss. . . . . . . . . . . . . . . . . . . .($5,655,911)($12,888,203)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization. . . . . . . . . 1,616,815      983,444
     Amortization of program costs. . . . . . . . . 1,701,264    1,725,144
     Allowance for doubtful accounts. . . . . . . .   199,159       22,421
     Reserve for joint venture. . . . . . . . . . .      -         748,954
     Warrant compensation expense. . . . . . . . .       -       7,000,000
     Changes in operating assets and liabilities:
        Accounts receivable . . . . . . . . . . . .  (250,790)    (710,375)
        Other current assets. . . . . . . . . . . .  (248,771)    (217,105)
        Other assets. . . . . . . . . . . . . . . .   181,815     (120,382)
        Accounts payable. . . . . . . . . . . . . .  (766,912)    (866,246)
        Accrued liabilities . . . . . . . . . . . .(1,691,884)     762,206
                                                   ----------- ------------
           Net cash used in operating activities. .(4,915,215)  (3,560,142)
                                                   ----------- ------------
Cash flows from investing activities:
  Purchases of equipment, excluding capital leases.(1,122,293)  (2,723,737)
  Purchases of programming assets . . . . . . . . .(1,484,381)  (1,546,266)
  Loan to joint venture . . . . . . . . . . . . . .      -        (750,000)
                                                   ----------- ------------
           Net cash used in investing activities. .(2,606,674)  (5,020,003)
                                                   ----------- ------------
Cash flows from financing activities:
  Net proceeds from employee stock purchase plan. .   221,905       73,470
  Net proceeds from exercise of options . . . . . .   784,397      168,382
  Principal payments on capital leases. . . . . . .   (87,284)     (36,912)
  Principal payments on equipment note. . . . . . .  (311,765)     (42,605)
                                                   ----------- ------------
           Net cash provided by financing activitie   607,253      162,335
                                                   ----------- ------------
Net decrease in cash and cash equivalents.         (6,914,636)  (8,417,810)
Cash and cash equivalents at beginning of period . 22,553,988   20,155,935
                                                   ----------- ------------
Cash and cash equivalents at end of period  . . .($15,639,352) $11,738,125
                                                   =========== ============
Supplemental disclosure of cash flow information:
  Interest paid . . . . . . . . . . . . . . . . . .   $67,871      $62,850
                                                   =========== ============
Supplemental disclosure of non-cash transactions:
  Investment                                         $582,364     $      -
                                                   =========== ============

                 See accompanying notes to consolidated financial statements.

        CNET, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        (Unaudited)


(1) Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's most recent annual report on Form 10-K, as filed with the Securities and Exchange Commission which contains additional financial and operating information and information concerning the significant accounting policies followed by the Company.

        The condensed consolidated results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the current year or any other period.

  Comprehensive Income

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and disclosures of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by SFAS No. 130 in its annual consolidated financial statements for the year ending December 31, 1998. The Company's total comprehensive income (loss) for all periods presented herein would not have differed from those amounts reported as net income (loss) in the consolidated statements of operations.

  Recent Accounting Pronouncements

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


  Net Loss Per Share

        Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and common equivalent shares from stock options outstanding, when dilutive, using the treasury stock method. There were 2,143,034 and 1,429,449 options outstanding for the first quarter of 1998 and 1997, repectively, that could potentially dilute earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for that period.



(2) BALANCE SHEET

Restricted Cash

        Restricted cash balance relates to certain deposits in escrow for leasehold improvements and as collateral for letters of credit relating to security deposits.


PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                                 March 31,     December 31,
                                                  1998           1997
                                              -------------  -------------
Computer equipment. . . . . . . . . . . . . .  $11,902,396    $11,769,291
Production equipment. . . . . . . . . . . . .    2,241,597      2,241,597
Office equipment, furniture and fixtures. . .    2,427,681      2,230,267
Software. . . . . . . . . . . . . . . . . . .    1,528,778      1,745,660
Leasehold improvements. . . . . . . . . . . .    7,193,769      7,193,769
Other . . . . . . . . . . . . . . . . . . . .    1,748,086      1,533,198
                                              -------------  -------------
                                                27,042,307     26,713,782
Less accumulated depreciation
    and amortization. . . . . . . . . . . . .    8,528,835      7,160,245
                                              -------------  -------------
                                               $18,513,472    $19,553,537
                                              =============  =============
ACCRUED LIABILITIES

     A summary of accrued liabilities follows:

                                                 March 31,     December 31,
                                                  1998           1997
                                              -------------  -------------
Compensation and related benefits . . . . . .   $2,786,563     $2,594,386
Marketing and advertising . . . . . . . . . .      627,802        619,101
Deferred revenue. . . . . . . . . . . . . . .    1,639,473      3,233,681
Lease abandonment . . . . . . . . . . . . . .    1,299,554      1,300,000
Other . . . . . . . . . . . . . . . . . . . .    1,797,317      2,333,336
                                              -------------  -------------
                                                $8,150,709    $10,080,504
                                              =============  =============


(3) Commitments

        In September 1997, the Company entered into a lease for approximately 97,000 square feet of additional office space in San Francisco, California. The lease, which will commence on June 1, 1998, has a ten year term. As security against Lessor tenant improvements, the Company issued a letter of credit in the amount of $3.3 million.
The letter of credit is secured by $3.3 million of the $5.0 million operating line of credit. Should the Company meet certain financial goals the security will be released by the Lessor. The Company plans to use the additional office space to consolidate its operations and for future growth. The Company's current operations are housed in San Francisco in four separate buildings and the consolidation of its operations may require subleasing one or more of its existing locations. There can be no assurance that the Company will be able to negotiate a sublease for any of its property or that any sublease will generate rental rates to offset the Company obligations.

(4) BuyDirect Divestiture

         BUYDIRECT.COM (BuyDirect) was a wholly owned division of the Company that distributed electronic software. On March 31, 1998 the Company contributed its ownership in BuyDirect, and net assets related to BuyDirect of approximately $600,000, to a new venture that is separately owned and operated by BuyDirect's existing management group. As part of the transaction, the Company received a 19 percent ownership interest in the new venture. As a part of the agreement CNET licensed certain technology to BuyDirect and also entered into a multi-year arrangement with the new venture to provide marketing and promotion in exchange for $5.4 million in cash payable through April 30, 2000. The Company recognized $400,000 in revenues during the first quarter of 1998 relating to the licensing of technology.

(5) Subsequent Event

        Effective May 12, 1998 the Company acquired U.Vision, Inc. in a stock-for-stock exchange. U.Vision owns and operates COMPUTERESP.COM, a pricing and availability engine for buying computer products on the Internet. Under the terms of the agreement, the Company issued 544,965 common shares for 100 percent of U.Vision's stock. The Company intends to record this transaction using the pooling-of-interests accounting method.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

        The Company was formed in December 1992 and began to recognize revenues in April 1995. CNET: The Computer Network is a media company focused on providing original Internet content and television programming relating to information technology and the Internet. CNET Television includes the DIGITAL DOMAIN, a two hour programming block which includes CNET CENTRAL, THE NEW EDGE and THE WEB. CNET Television also produces the nationally syndicated program TV.COM. The Company's CNET Online division includes the following eight technology-focused Internet sites: CNET.COM, NEWS.COM, GAMECENTER.COM, SHAREWARE.COM, SEARCH.COM, BUILDER.COM, DOWNLOAD.COM and COMPUTERS.COM. The Company also operates Snap!, a free online service that aggregates Internet content and offers Internet directory and searching capabilities.

        The Company's revenues, cost of revenues and operating expenses have grown substantially since the Company's inception and the Company has incurred net losses of $59.7 million. These losses reflect substantial expenditures to develop and launch the Company's various Internet sites and television programs. In addition, the Company believes that newly launched services require a certain period of growth before they begin to achieve adequate revenues to support their operation. The increase in television programming and Internet sites has also required increased sales and marketing expenses as well as increased general and administrative costs. As the Company's audience for its Internet sites and television programs grows, management believes it will be able to attract additional advertising customers and increased advertising revenues.

        The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the television programming industry and in the relatively new and rapidly evolving market for Internet products, content and services. To address these risks, the Company must, among other things, effectively develop new relationships and maintain existing relationships with its advertising customers, their advertising agencies and other third parties, provide original and compelling content to Internet users and television viewers, develop and upgrade its technology, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that the Company will succeed in addressing such risks and the failure to do so could have a material adverse effect on the Company's business, financial condition or operating results. Additionally, the limited operating history of the Company makes the prediction of future operating results difficult or impossible, and there can be no assurance that the Company's revenues will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. Since inception, the Company has incurred significant losses and, as of March 31, 1998, had an accumulated deficit of $59.7 million. The Company may continue to incur losses in the future.



Results of Operations



Revenues



 Total Revenues

        Total revenues were $10.7 million and $6.3 million for the three months ended March 31, 1998 and 1997, respectively.

 Television Revenues

        Television revenues were $1.8 million for each of the three month periods ended March 31, 1998 and 1997, respectively. Pursuant to an amended agreement, effective July 1, 1996, between the Company and USA Networks, USA Networks licensed the right to carry the DIGITAL DOMAIN on its networks for an initial one-year term for a fee equal to the cost of production of those programs up to a maximum of $5.2 million. In
January 1997, USA Networks agreed to extend the agreement for an additional year beginning July 1, 1997 and revenues are again limited to the costs of producing such programs, subject to a maximum amount of $5.5 million.

Prior to March 1, 1998, the Company had an agreement with Trans World International ("TWI"), whereby the Company produced a television program, TV.COM, which was exclusively distributed by TWI. Revenue from the distribution of TV.COM was first used to offset costs of distribution and production, with any excess being shared equally by CNET and TWI. Beginning March 1, 1998, the Company assumed responsibility for the sale of advertisements on TV.COM and began paying a distribution fee to TWI.

 Internet Revenues

        Total Internet revenues were $8.9 million and $4.5 million for the three months ended March 31, 1998 and 1997, respectively. Internet revenues for CNET Online were $8.0 million and $4.5 million for the three months ended March 31, 1998 and 1997, respectively. Internet revenues for Snap! were $906,000 for the three months ended March 31, 1998. Snap! commenced operations in September 1997, and thus did not generate revenues for the three month period ended March 31, 1997. Internet revenues consist primarily of revenues derived from the sale of advertisements on pages delivered to users of the Company's Internet sites. The delivery of an advertisement is recognized by the Company as an "impression." Advertising revenues are derived principally from arrangements with the Company's advertising customers that provide for a guaranteed number of impressions. Advertising rates vary depending primarily on the particular Internet site on which advertisements are placed, the total number of impressions purchased and the length of the advertiser's commitment. Advertising revenues are recognized in the period in which the advertisements are delivered. The Company's ability to sustain or increase revenues for Internet advertising will depend on numerous factors, which include, but are not limited to, the Company's ability to increase its inventory of delivered Internet pages on which advertisements can be displayed and its ability to maintain or increase its advertising rates.

The increase in revenues for CNET Online of $3.5 million from the first quarter of 1997 to the first quarter of 1998 was attributable to increased pages delivered and increased advertisements sold on each of its sites. Average daily pages delivered on the Company's CNET Online sites during the first quarter of 1998 approximated 6.5 million pages, an increase of 103% as compared to 3.2 million average daily pages during the first quarter of 1997. In addition, Internet revenues include non-advertising revenues of $1.0 million and $703,000 for the three months ended March 31, 1998 and 1997, respectively. Non-advertising revenues include fees earned from Company sponsored trade shows, electronic commerce revenues, content licensing revenues, technology licensing and consulting.

        A portion of the Company's Internet revenues were derived from barter transactions whereby the Company delivered advertisements on its Internet sites in exchange for advertisements on the Internet sites of other companies. Barter transactions accounted for $709,000 and $24,000 for the three months ended March 31, 1998 and 1997, respectively.

        Television operations accounted for 16% and 28% of total revenues and Internet operations accounted for 84% and 72% of total revenues for the three month ended March 31, 1998 and 1997, respectively. The
Company expects to experience fluctuations in television and Internet revenues in the future that may be dependent on many factors, including demand for the Company's Internet sites and television programming, and the Company's ability to develop, market and introduce new and enhanced Internet content and television programming.

        Cost of Revenues



 Total Cost of Revenues

        Total cost of revenues were $9.6 million and $5.5 million for the three months ended March 31, 1998 and 1997, respectively. Cost of revenues includes costs associated with the production and delivery of the Company's television programming and the production of its Internet sites. The principal elements of cost of revenues for the Company's television programming have been the production costs of its television programs, which primarily consist of payroll and related expenses for the editorial and production staff and costs for facilities and equipment. The principal elements of cost of revenues for the Company's Internet sites have been payroll and related expenses for the editorial, production and technology staff, as well as costs for facilities and equipment.

 Cost of Television Revenues

        Cost of television revenues were $1.8 million for each of the three months ended March 31, 1998 and 1997, representing approximately 100% of the related revenues for each of the periods.


 Cost of Internet Revenues

        Cost of Internet revenues were $7.8 million and $3.7 million for the three months ended March 31, 1998 and 1997, representing 88% and 82% of the related revenues, respectively. Cost of Internet revenues for the three months ended March 31, 1998 and 1997 for CNET Online were $5.3 million and $3.7 million, respectively, and for Snap! were $2.5 million in 1998. Costs of production for Snap! were classified as development expenses for the three months ended March 31, 1997 as Snap! had not commenced revenue generating activities. The increase of $1.6 million for CNET Online for the three months ended March 31, 1998 as compared to the same period in 1997 is primarily attributable to $1.1 million of costs associated with two Internet sites that were launched in November 1997.

 Sales and Marketing

        Sales and marketing expenses consist primarily of payroll and related expenses, consulting fees and advertising expenses. Sales and marketing expenses were $3.8 million and $2.4 million for the three months ended March 31, 1998 and 1997, representing 35% and 37% of total revenues, respectively. The increase in sales and marketing expenses for the three months ended March 31, 1998 compared to the same period in 1997 is primarily attributable to an increase of approximately $750,000 in salaries and related expenses and an increase of approximately $500,000 in advertising expenses.

 Development

        Development expenses consist of expenses relating to technology and creative design staff who are involved in the research and development of new or improved technologies and design to enhance the performance of the Company's Internet sites, as well as expenses incurred in the development of new Internet sites. Development expenses for technology and creative design enhancements and for development of new Internet sites include payroll and related expenses for editorial, production and technology staff, as well as costs for facilities and equipment. Costs associated with the development of a new Internet site are recognized as development expenses until the new site begins generating revenue. Development expenses were $1.6 million and $2.5 million for the three months ended March 31, 1998 and 1997, representing 15% and 40% of total revenues, respectively. The decrease in development expenses of approximately $1.0 million for the three months ended March 31, 1998 as compared to the same period in 1997 was primarily attributable to decreased activities related to the development of new Internet sites. During 1997, the Company incurred development expenses related to the development of Snap! and COMPUTERS.COM which were both generating revenues in the first quarter of 1998.

 General and Administrative

        General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses were $1.6 million and $1.3 million for the three months ended March 31, 1998 and 1997, representing 15% and 21% of total revenues, respectively. The increase of $300,000 for the three months ended March 31, 1998 as compared to the same period in 1997 was primarily attributable to the growth of the Company.

 Unusual Items

        In January 1997, the Company incurred a one-time, non-cash expense of $7.0 million related to an amendment to the warrant agreement with USA Networks whereby the Company agreed that the warrants held by USA Networks will vest in full on December 31, 2006, to the extent that they have not previously vested. Additionally, USA Networks exercised its option to extend its agreement with the Company to carry the Company's three television programs through June 30, 1998.

 Other Income (Expense)

        Other income and expense consists of interest income, interest expense and gains and losses from the Company's joint venture with E! Entertainment. In June 1997, the Company sold its 50% equity position and certain technology licenses and marketing and consulting services to its joint venture partner for $10.0 million in cash and a $3.2 million note receivable.


        Total other income and expense were $199,000 and $(497,000) for the three months ended March 31, 1998 and 1997, respectively. Included in other expense were losses of $749,000 attributable to the joint venture for the three month period ended March 31, 1997.

Liquidity and Capital Resources

        Net cash used in operating activities of $4.9 million and $3.6 million for the three months ended March 31, 1998 and 1997, respectively, was primarily attributable to net losses in such periods. Net cash used in investing activities of $2.6 million and $5.0 million for the three months ended March 31, 1998 and 1997 respectively, was primarily attributable to purchases of equipment and programming assets. Cash flows provided by financing activities for the three months ended March 31, 1998 consisted primarily of proceeds from the exercise of stock options.

        The Company currently has obligations under notes payable and capital leases of $3.6 million. Such obligations were incurred to finance equipment purchases and are payable through June 2001.

        As of March 31, 1998, the Company's principal source of liquidity was approximately $15.6 million in cash and cash equivalents. In addition, the Company has a $10.0 million line of credit from a bank.
The line of credit consists of a $5.0 million operating line of credit secured by accounts receivable and a $5.0 million line of credit for up to 65% of capital equipment purchases. The capital proceeds from the equipment line will convert to a two year term loan in July 1998. As of March 31, 1998, the Company had used $3.3 million of the operating line of credit as security for a letter of credit and had drawn $768,000 on the capital equipment line of credit. The $10.0 million bank financing is subject to certain financial covenants. At March 31, 1998, the Company was in compliance with the financial covenants. The Company believes that these funds, together with other sources of capital expected to be available to the Company, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See "Additional Factors That May Affect Future Results" below. If currently available cash and cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available to the Company in amounts or on terms acceptable to the Company.

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

Additional Factors That May Affect Future Results

        The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results attributable to its Internet operations include the level of use of the Internet, demand for Internet advertising, seasonal trends in both Internet use and advertising placements, the addition or loss of advertisers, advertising budgeting cycles of individual advertisers, the level of traffic on the Company's Internet sites, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's Internet operations, the introduction of new sites and services by the Company or its competitors, price competition or pricing changes in the industry, technical difficulties or system downtime, general economic conditions and economic conditions specific to the Internet and Internet media. Quarterly operating results attributable to the Company's television operations are generally dependent on the costs incurred by the Company in producing its television programming. If the cost of producing television programs for USA Networks exceeds the maximum licensing fee payable by USA Networks, the Company could incur a gross deficit with respect to its television operations. Further, the size and demographic characteristics of the Company's viewing audience may be adversely affected by the popularity of competing television programs, including special events, the time slots chosen for the Company's programs by the cable network carrying such programs and the popularity of programs immediately preceding the Company's programs. As a result of the Company's strategy to cross market its television and Internet operations, the Company believes that any decrease in the number of viewers of its television programs will have a negative effect on the usage of its Internet sites. Accordingly, a decrease in viewership of the Company's television programs could have a material adverse effect on the Company's business, financial condition or operating results.

        Due to all of the foregoing factors, it is likely that the Company's operating results may fall below the expectations of the Company, securities analysts or investors in some future quarter. In such event, the trading price of the Common Stock would likely be materially and adversely affected.

        Certain information in this Quarterly Report may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, expenses or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements. The Company's future financial condition and results, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including those summarized in this section. Additional information concerning these and other risk factors is contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, a copy of which may be obtained from the Company upon request.


PART II. OTHER INFORMATION


ITEM (6) EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

27. Financial Data Schedule

(b) Reports on Form 8-K

NONE

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CNET, INC.
                                        (Registrant)

                                        /s/ Douglas N. Woodrum
                                        ________________________
                                        Douglas N. Woodrum
                                        Executive Vice President,
                                        Chief Financial Officer

March 15, 1998

Date