Form 10-Q
period 1998-06-30
CNET INC /DE
filed 1998-08-14
CIK 1015577

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-Q


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                                 Yes /X/  No / /

As of July 31, 1998 there were 16,934,377 shares of the registrant's common stock outstanding.

===============================================================================

Part 1.  Financial Information
Item 1.   Financial Statements

                                   CNET, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   June 30,       December 31,
                                                      1998           1997
                                                   -------------  -------------
                              ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . .    $41,621,518    $22,553,988
     Accounts receivable, net. . . . . . . . . .     10,266,153      9,149,762
     Other current assets. . . . . . . . . . . .      1,248,422      1,134,957
     Restricted Cash . . . . . . . . . . . . . .      1,266,011      1,599,113
                                                   -------------  -------------
          Total current assets . . . . . . . . .     54,402,104     34,437,820

Property and equipment, net. . . . . . . . . . .     16,006,468     19,553,537
Other assets . . . . . . . . . . . . . . . . . .      7,216,992      4,270,321
                                                   -------------  -------------
                                                    $77,625,564    $58,261,678
                                                   =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable. . . . . . . . . . . . . .     $3,569,378     $3,567,783
     Accrued liabilities . . . . . . . . . . . .      7,206,608     10,080,504
     Current portion of long-term debt . . . . .      1,044,057      1,358,772
                                                   -------------  -------------
          Total current liabilities. . . . . . .     11,820,043     15,007,059

Long-term debt . . . . . . . . . . . . . . . . .      2,101,398      2,611,815
                                                   -------------  -------------
          Total liabilities. . . . . . . . . . .     13,921,441     17,618,874

Stockholders' equity:
     Common stock. . . . . . . . . . . . . . . .          1,578          1,468
     Additional paid in capital. . . . . . . . .    122,872,795     94,697,595
     Accumulated deficit . . . . . . . . . . . .    (59,170,250)   (54,056,259)
                                                   -------------  -------------
          Total stockholders' equity . . . . . .     63,704,123     40,642,804
                                                   -------------  -------------
                                                    $77,625,564    $58,261,678
                                                   =============  =============

                 See accompanying notes to financial statements.

                                   CNET, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   Three Months Ended     Six Months Ended
                                                     June 30,                 June 30,
                                           ------------------------  -------------------------
                                               1998         1997         1998         1997
                                           ------------ -----------  ------------ ------------
Revenues:
   Television. . . . . . . . . . . . . .    $1,897,992  $1,695,207    $3,650,281   $3,475,002
   Internet. . . . . . . . . . . . . . .    11,168,838   6,618,816    19,177,520   11,157,165
                                           ------------ -----------  ------------ ------------
      Total Revenues . . . . . . . . . .    13,066,830   8,314,023    22,827,801   14,632,167

Cost of revenues:
   Television. . . . . . . . . . . . . .     1,790,496   1,694,008     3,537,496    3,467,710
   Internet. . . . . . . . . . . . . . .     5,831,623   3,885,918    11,120,572    7,590,429
                                           ------------ -----------  ------------ ------------
      Total cost of revenues . . . . . .     7,622,119   5,579,926    14,658,068   11,058,139
                                           ------------ -----------  ------------ ------------
Gross profit . . . . . . . . . . . . . .     5,444,711   2,734,097     8,169,733    3,574,028

Operating expenses:
   Sales and marketing . . . . . . . . .     3,261,860   2,661,133     5,741,148    5,014,401
   Development . . . . . . . . . . . . .       641,015   3,674,224     1,417,317    6,207,622
   General and administrative. . . . . .     1,406,123   1,459,833     3,050,582    2,804,380
   Warrant compensation expense. . . . .          -            -            -       7,000,000
                                           ------------ -----------  ------------ ------------
      Total operating expenses . . . . .     5,308,998   7,795,190    10,209,047   21,026,403
                                           ------------ -----------  ------------ ------------
Operating income(loss) . . . . . . . . .       135,713  (5,061,093)   (2,039,314) (17,452,375)

Other income:
   Equity earnings (losses). . . . . . .    (4,967,862) (1,062,976)   (8,647,499)  (1,811,930)
   Gain on sale of equity investments. .     5,123,052  11,026,736     5,123,052   11,026,736
   Interest income (expense), net. . . .       (37,447)    113,383       161,306      365,416
                                           ------------ -----------  ------------ ------------
   Total other income (expense). . . . .       117,743  10,077,143    (3,363,141)   9,580,222
                                           ------------ -----------  ------------ ------------
   Net income (loss) . . . . . . . . . .      $253,456  $5,016,050   ($5,402,455) ($7,872,153)
                                           ============ ===========  ============ ============

Basic net income (loss) per share. . . .         $0.02       $0.36        ($0.36)      ($0.57)
                                           ============ ===========  ============ ============

Diluted net income (loss) per share. . .         $0.02       $0.32        ($0.36)      ($0.57)
                                           ============ ===========  ============ ============

Shares used in calculating
  basic per share data . . . . . . . . .    15,123,596  13,913,394    14,955,307   13,913,394
                                           ============ ===========  ============ ============

Shares used in calculating
  diluted per share data . . . . . . . .    16,883,139  15,492,180    14,955,307   13,913,394
                                           ============ ===========  ============ ============

                 See accompanying notes to financial statements.

                                   CNET, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Six Months Ended
                                                             June 30,
                                                   -------------------------
                                                      1998         1997
                                                   ------------ ------------
Cash flows from operating activities:
   Net loss . . . . . . . . . . . . . . . . . . . .($5,402,455) ($7,872,153)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization. . . . . . . . .  3,246,872    2,146,418
     Amortization of program costs. . . . . . . . .  2,018,533    3,639,729
     Allowance for doubtful accounts. . . . . . . .    440,852      156,338
     Reserve for joint venture. . . . . . . . . . .          -   (1,665,299)
     Warrant compensation expense. . . . . . . . .           -    7,000,000
     Changes in operating assets and liabilities:
        Accounts receivable . . . . . . . . . . . . (2,391,140) (11,784,130)
        Other current assets. . . . . . . . . . . .    191,671     (589,706)
        Other assets. . . . . . . . . . . . . . . .   (225,410)    (113,663)
        Accounts payable. . . . . . . . . . . . . .    421,266      828,889
        Accrued liabilities . . . . . . . . . . . . (2,220,006)   2,833,811
                                                   ------------ ------------
           Net cash used in operating activities. . (3,919,817)  (5,419,766)
                                                   ------------ ------------
Cash flows from investing activities:
  Purchases of equipment, excluding capital leases. (2,443,433)  (5,611,911)
  Purchases of programming assets . . . . . . . . . (1,857,279)  (3,389,746)
  Loan to joint venture . . . . . . . . . . . . . .          -   (1,455,643)
                                                   ------------ ------------
           Net cash used in investing activities. . (4,300,712) (10,457,300)
                                                   ------------ ------------
Cash flows from financing activities:
  Net proceeds from issuance of stock . . . . . . . 25,984,438            -
  Net proceeds from employee stock purchase plan. .    408,693      334,184
  Net proceeds from exercise of options . . . . . .  1,720,062      527,743
  Principal payments on capital leases. . . . . . .   (178,269)     (79,090)
  Principal payments on equipment note. . . . . . .   (646,865)     (65,352)
                                                   ------------ ------------
       Net cash provided by financing activities    27,288,059      717,485
                                                   ------------ ------------
Net increase (decrease) in cash and cash equivalent 19,067,530  (15,159,581)
Cash and cash equivalents at beginning of period  . 22,553,988   20,155,935
                                                   ------------ ------------
Cash and cash equivalents at end of period  . . . .$41,621,518   $4,996,354
                                                   ============ ============
Supplemental disclosure of cash flow information:
  Interest paid . . . . . . . . . . . . . . . . . .   $130,721      $46,283
                                                   ============ ============
Supplemental disclosure of noncash transactions:
  Investment. . . . . . . . . . . . . . . . . . . . $3,066,449     $      -
                                                   ============ ============


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

        The condensed consolidated results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the current year or any other period.

 Recent Accounting Pronouncements

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


  Net Loss Per Share

        Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and common equivalent shares from stock options outstanding, when dilutive, using the treasury stock method. In the six months ended June 30, 1998 there were 2,650,950 options outstanding that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted
EPS because to do so would have been antidilutive for that period.


(2) Balance Sheet

Restricted Cash

        Restricted cash balance relates to certain deposits in escrow for leasehold improvements and as collateral for letters of credit relating to security deposits.


PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                                June 30,     December 31,
                                                  1998           1997
                                              -------------  -------------
Computer equipment. . . . . . . . . . . . . .  $10,674,381    $11,769,291
Production equipment. . . . . . . . . . . . .    2,315,725      2,241,597
Office equipment, furniture & fixtures. . . .    2,534,401      2,230,267
Software. . . . . . . . . . . . . . . . . . .    1,503,529      1,745,660
Leasehold improvements. . . . . . . . . . . .    7,193,769      7,193,769
Other . . . . . . . . . . . . . . . . . . . .    1,434,996      1,533,198
                                              -------------  -------------
                                                25,656,801     26,713,782
Less accumulated depreciation
    and amortization. . . . . . . . . . . . .    9,650,333      7,160,245
                                              -------------  -------------
                                               $16,006,468    $19,553,537
                                              =============  =============
ACCRUED LIABILITIES

     A summary of accrued liabilities follows:

                                                June 30,     December 31,
                                                  1998           1997
                                              -------------  -------------
Compensation and related benefits . . . . . .   $2,018,664     $2,594,386
Advertising . . . . . . . . . . . . . . . . .    1,039,135        619,101
Deferred Revenue. . . . . . . . . . . . . . .    1,022,397      3,233,681
Lease abandonment . . . . . . . . . . . . . .    1,187,442      1,300,000
Other . . . . . . . . . . . . . . . . . . . .    1,938,970      2,333,336
                                              -------------  -------------
                                                $7,206,608    $10,080,504
                                              =============  =============


(3) Snap! Divestiture

     Pursuant to an agreement dated June 4, 1998 among the Company, NBC Multimedia, Inc., a Delaware corporation ("NBC Multimedia"), and Snap! LLC, a Delaware limited liability company (the "LLC"), the Company and NBC Multimedia agreed to form the LLC to operate the Snap! Internet portal service, which was previously operated as a division of the Company. In connection with the formation and initial capitalization of the LLC, which was completed on June 30, 1998, the Company contributed to the LLC substantially all of its assets used exclusively in the operation of the Snap! service. Initially, the LLC will be owned 81% by the Company and 19% by NBC Multimedia, however, NBC Multimedia has an option to increase its ownership stake in the LLC to 60%. The accompanying financial statements present Snap!'s financial results using the equity method of accounting effective January 1, 1998.

(4) Commitments

        In September 1997, the Company entered into a lease for approximately 97,000 square feet of additional office space in San Francisco, California. The lease, which commenced on June 1, 1998, has a ten year term. As security against Lessor tenant improvements, the Company issued a letter of credit in the amount of $3.3 million. The letter of credit is secured by $3.3 million of the $5.0 million operating line of credit. In conjunction with the formation of the Snap! LLC the Company assigned the lease to the LLC. In addition to the lease assignment, the LLC has agreed to secure the lease with a $3.3 million letter of credit which will replace the Company's letter of credit.

(5) BuyDirect Divestiture

         BUYDIRECT.COM (BuyDirect) was a wholly owned division of the Company that distributed electronic software. On March 31, 1998, the Company contributed its ownership in BuyDirect, and net assets related to BuyDirect of approximately $600,000, to a new venture that is separately owned and operated by BuyDirect's existing management group. As part of the transaction, the Company received a 19% ownership interest in the new venture. As a part of the agreement CNET licensed certain technology to BuyDirect and also entered into a multi-year arrangement with the new venture to provide marketing and promotion in exchange for $5.4 million in cash payable through April 30, 2000. For the six months ended June 30, 1998, the Company recognized $830,000 in revenues related to advertising purchased by BuyDirect and to the licensing of technology.

(6) U.Vision Acquisition

        On May 12, 1998, the Company completed the acquisition of U.Vision Inc., a California corporation ("U.Vision"), through a merger between U.Vision and a wholly-owned acquisition subsidiary of the Company (the "Merger"), in which the Company issued 544,965 shares of common stock in exchange for all of the outstanding shares of U.Vision. U.Vision owned and operated ComputerESP (www.computeresp.com), a pricing and availability engine for buying computer products on the Internet. Subsequent to the merger, the Company relaunched ComputerESP as CNET Shopper.com. The Company recorded this transaction using the pooling-of-interests accounting method and recorded the financial results of U.Vision in its financial statements effective April 1, 1998. The financial statements of the Company prior to April 1, 1998 have not been adjusted for the financial results of U.Vision as the impact was not material. The shares used in calculating the basic and diluted per share data have been adjusted in prior periods to reflect the U.Vision transaction.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

        CNET: The Computer Network is a media company focused on providing original Internet content and television programming relating to information technology and the Internet. CNET Television includes the Digital Domain, a two hour programming block which includes CNET Central, The New Edge, Cool Tech and The Web. CNET Television also produces the nationally syndicated program TV.com. The Company's CNET Online division includes the following nine technology-focused Internet sites: CNET.com, News.com, Gamecenter.com, Shareware.com, Search.com, Builder.com, Download.com, Computers.com and Shopper.com.

     The Company's revenues, cost of revenues and operating expenses have grown substantially since the Company's inception, and the Company has incurred net losses of $59.2 million. These losses reflect substantial expenditures to develop and launch the Company's various Internet sites and television programs. In addition, the Company believes that newly launched services require a certain period of growth before they begin to achieve adequate revenues to support their operations. The increase in television programming and Internet sites has also required increased sales and marketing expenses as well as increased general and administrative costs. As the Company's audience for its Internet sites and television programs grows, management believes it will be able to attract additional advertising customers and increased advertising revenues.

        The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by start-up companies in the television programming industry and in the new and rapidly evolving market for Internet products, content and services. To address these risks, the Company must, among other things, effectively develop new relationships and maintain existing relationships with its advertising customers, their advertising agencies and other third parties, provide original and compelling content to Internet users and television viewers, develop and upgrade its technology, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that the Company will succeed in addressing such risks and the failure to do so could have a material adverse effect on the Company's business, financial condition or operating results. Additionally, the limited operating history of the Company makes the prediction of future operating results difficult or impossible, and there can be no assurance that the Company's revenues will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. Since inception, the Company has incurred significant losses and, as of June 30, 1998, had an accumulated deficit of $59.2 million. The Company may continue to incur losses in the future.



Results of Operations



Revenues



 Total Revenues

Total revenues were $13.1 million and $8.3 million for the three months and $22.8 million and $14.6 million for the six months ended June 30, 1998 and 1997, respectively.

 Television Revenues

        Television revenues were $1.9 million and $1.7 million for the three months and $3.7 million and $3.5 million for the six months ended June 30, 1998 and 1997, respectively. Pursuant to an amended agreement, effective July 1, 1996, between the Company and USA Networks, USA Networks licensed the right to carry the Digital Domain on its networks for an initial one-year term for a fee equal to the cost of production of those programs up to a maximum of $5.2 million. In January 1997, USA Networks agreed to extend the agreement for an additional year beginning July 1, 1997 and revenues were again limited to the costs of producing such programs, subject to a maximum amount of $5.5 million. During the second quarter of 1998, the Company and USA Networks entered into an agreement for an additional year of programming beginning July 1, 1998. The agreement added a fourth program to the Digital Domain called Cool Tech and decreased the length of The Web from 60 minutes to 30 minutes. Revenues are limited to the costs of production, subject to a maximum of $5.9 million.

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

 Internet Revenues

        Total Internet revenues were $11.2 million and $6.6 million for the three months and $19.2 million and $11.2 million for the six months ended June 30, 1998 and 1997, respectively. All Internet revenues were attributable to the Company's CNET Online division as the Company divested a portion of its ownership in Snap! and began accounting for Snap!'s financial results under the equity method retroactively to January 1, 1998. Internet revenues consist primarily of revenues derived from the sale of advertisements on pages delivered to users of the Company's Internet sites. The delivery of an advertisement is recognized by the Company as an "impression." Advertising revenues are derived principally from arrangements with the Company's advertising customers that provide for a guaranteed number of impressions. Advertising rates vary depending primarily on the particular Internet site on which advertisements are placed, the type and total number of impressions purchased and the length of the advertiser's commitment. Advertising revenues are recognized in the period in which the advertisements are delivered. The Company's ability to sustain or increase revenues for Internet advertising will depend on numerous factors, which include, but are not limited to, the Company's ability to increase its inventory of delivered Internet pages on which advertisements can be displayed and its ability to maintain or increase its advertising rates.

The increase in revenues for CNET Online of $4.6 million for the three month and $8.0 million for the six month periods of 1998 compared to the similar periods in 1997 was attributable to increased pages delivered and increased advertisements sold on its sites. Average daily pages delivered on the Company's CNET Online sites were approximately 6.4 million for each of the three month and six month periods ended June 30, 1998 as compared to 3.8 million for the three month and 3.5 million for the six month periods ended June 30, 1998, or an increase of 68% for the three month and 83% for the six month periods. In addition, Internet revenues include non-advertising revenues of $1.0 million and $1.1 million for the three months and $2.1 million and $1.7 million for the six months ended June 30, 1998 and 1997, respectively. Non-advertising revenues include fees earned from Company sponsored trade shows, electronic commerce revenues, content licensing revenues, technology licensing and consulting.

        A portion of the Company's Internet revenues were derived from barter transactions whereby the Company delivered advertisements on its Internet sites in exchange for advertisements on the Internet sites of other companies. Barter transactions accounted for $611,000 and $472,000 for the three months and $1.1 million and $496,000 for the six months ended June 30, 1998 and 1997, respectively.

        Television operations accounted for 15% and 20% of total revenues and Internet operations accounted for 85% and 80% of total revenues for the three months ended June 30, 1998 and 1997, respectively.
Television operations accounted for 16% and 24% of total revenues and Internet operations accounted for 84% and 76% of total revenues for the six months ended June 30, 1998 and 1997,respectively. The Company expects to experience fluctuations in television and Internet revenues in the future that may be dependent on many factors, including demand for the Company's Internet sites and television programming, and the Company's ability to develop, market and introduce new and enhanced Internet content and television programming.

        Cost of Revenues

Total Cost of Revenues

        Total cost of revenues were $7.6 million and $5.6 million for the three months and $14.7 million and $11.1 million for the six months ended June 30, 1998 and 1997, respectively. Cost of revenues includes costs associated with the production and delivery of the Company's television programming and the production of its Internet sites. The principal elements of cost of revenues for the Company's television programming have been the production costs of its television programs, which primarily consist of payroll and related expenses for the editorial and production staff and costs for facilities and equipment. The principal elements of cost of revenues for the Company's Internet sites have been payroll and related expenses for the editorial, production and technology staff, as well as costs for facilities and equipment.

 Cost of Television Revenues

        Cost of television revenues were $1.8 million and $1.7 million for the three month period and $3.5 million for each of the six month periods ended June 30, 1998 and 1997, representing approximately 94% and 100% of the related revenues for the three month period and 97% and 100% for the six month period ended June 30, 1998.


 Cost of Internet Revenues

        Cost of Internet revenues were $5.8 million and $3.9 million for the three months and $11.1 million and $7.6 million for the six months ended June 30, 1998 and 1997, representing 52%, 59%, 58% and 68% of the related revenues, respectively. All Internet cost of revenues were attributable to the Company's CNET Online division due to the Company's divestiture of Snap!. The increase of $1.9 million for the three months and $3.5 million for the six months ended June 30, 1998 as compared to the same periods in 1997 was primarily attributable to $1.6 million and $2.5 million, respectively, of costs associated with an Internet site that was launched in November 1997, and costs associated with a Company sponsored trade show held in April 1998.



 Sales and Marketing

        Sales and marketing expenses consist primarily of payroll and related expenses, consulting fees and advertising expenses. Sales and marketing expenses were $3.3 million and $2.7 million for the three months and $5.7 million and $5.0 million for the six months ended June 30, 1998 and 1997, representing 25%, 32%, 25% and 34% of total revenues, respectively. The increase in sales and marketing expenses for the three months and six months ended June 30, 1998 compared to the same periods in 1997 were primarily attributable to increases in salaries and related expenses and increases in advertising expenses.

 Development

        Development expenses consist of expenses relating to technology and creative design staff who are involved in the research and development of new or improved technologies to enhance the performance of the Company's Internet sites, as well as expenses incurred in the development of new Internet sites. Development expenses for technology and creative design enhancements and for development of new Internet sites include payroll and related expenses for editorial, production and technology staff, as well as costs for facilities and equipment. Costs associated with the development of a new Internet site are recognized as development expenses until the new site begins generating revenue.

     Development expenses were $641,000 and $3.7 million for the three months and $1.4 million and $6.2 million for the six months ended June 30, 1998 and 1997, representing 5%, 44%, 6% and 42% of total revenues, respectively. The decrease in development expenses of approximately $3.0 million for the three months and $4.8 million for the six months ended June 30, 1998 as compared to the same period in 1997 was primarily attributable to decreased activities related to the development of new Internet sites. During 1997, the Company incurred development expenses related to the development of Snap! of $2.7 million for the three month period and $4.6 million for the six month period ended June 30, 1997, respectively.

 General and Administrative

        General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses were $1.4 million and $1.5 million for the three months and $3.1 million and $2.8 million for the six months ended June 30, 1998 and 1997, representing 11%, 18%, 13% and 19% of total revenues, respectively.

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

Equity Earnings (Losses)

        Equity losses consist of losses accounted for under the equity method of accounting from the Company's joint venture with E!
Entertainment and from the Company's investment in Snap!. Total equity losses were $5.0 million and $1.1 million for the three months and $8.6 million and $1.8 million for the six months ended June 30, 1998 and 1997, respectively. Losses related to the Snap! LLC were recorded using the equity method of accounting effective January 1, 1998 and were $5.0 million for the three month period and $8.6 million for the six month period ended June 30, 1998. The loss for the three month period ended
June 30, 1998 of $5.0 million for Snap! included $1.0 million in revenues, $3.4 million in cost of revenues and $2.6 million in operating expenses. The loss for the six month period ended June 30, 1998 of $8.6 million included $1.9 million in revenues, $5.8 million in cost of revenues and $4.7 million in operating expenses.

Gain On Sale Of Equity Investments

Gain on sale of equity investments consists primarily of gains on the sale of the Company's 50% equity position in the joint venture with E! Entertainment, which was sold in June 1997, and gain on the sale of a portion of the Company's equity interest in Vignette Corporation in June 1998.





Liquidity and Capital Resources

        Net cash used in operating activities of $3.9 million and $5.4 million for the six months ended June 30, 1998 and 1997, respectively, was primarily attributable to net losses in such periods. Net cash used in investing activities of $4.3 million and $10.5 million for the six months ended June 30, 1998 and 1997 respectively, was primarily attributable to purchases of equipment and programming assets. Cash flows provided by financing activities of $27.3 million for the six months ended June 30, 1998 consisted primarily of proceeds from the issuance of common stock.

        The Company currently has obligations under notes payable and capital leases of $3.1 million. Such obligations were incurred to finance equipment purchases and are payable through June 2001.

        As of June 30, 1998, the Company's principal source of liquidity was approximately $41.6 million in cash and cash equivalents. In addition, the Company has a $5.0 million line of credit from a bank secured by accounts receivable. As of June 30, 1998, the Company had used $3.3 million of the operating line of credit as security for a letter of credit. The line of credit is subject to certain financial covenants. At June 30, 1998, the Company was in compliance with the financial covenants. The Company believes that these funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See "Additional Factors That May Affect
Future Results" below. If currently available cash and cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available to the Company in amounts or on terms acceptable to the Company.

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



PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

        On May 12, 1998, the Company completed the acquisition of U.Vision Inc., a California corporation ("U.Vision"), through a merger between U.Vision and a wholly-owned acquisition subsidiary of the Company. Pursuant to such merger, the Company issued 544,965 shares of its Common Stock to U.Vision's stockholders. No underwriters were involved in the transaction, and the Company did not pay any underwriting discounts or commissions. The issuance of shares in this transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

        On June 30, 1998, the Company completed the sale of 812,800 shares of Common Stock to National Broadcasting Company, Inc. ("NBC") pursuant to a Stock Purchase Agreement, dated as of June 4, 1998, between the Company and NBC. The aggregate purchase price for the shares sold in such transaction was $26,212,800 ($32.25 per share). No underwriters were involved in the transaction, and the Company did not pay any underwriting discounts or commissions. The sale of shares to NBC was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 20, 1998, the Company held its annual meeting of stockholders (the "Annual Meeting"). At the Annual Meeting, the Company submitted the following matters to a vote of its stockholders:
(i) the election of John C. Colligan and William Savoy as Class II directors to serve until the expiration of their terms and until their successors are elected and qualified; (ii) the approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock, $.0001 par value per share ("Common Stock"), from 25,000,000 shares to 50,000,000 shares (the "Charter Amendment"); (iii) the approval of an amendment to the CNET, Inc. 1997 Stock Option Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 1,000,000 shares to 2,500,000 shares (the "Plan Amendment"); and (iv) the ratification of the selection of KPMG Peat Marwick LLP as the Company's independent auditors for fiscal year 1998. At the Annual Meeting, the stockholders elected the Class II directors noted above, approved the Charter Amendment, approved the Plan Amendment and ratified the selection of KPMG Peat Marwick LLP as the Company's independent auditors. The vote of the stockholders with respect to each such matter was as follows:

        (i)     Election of Class II directors:

                John C. Colligan - 9,433,117 votes for; 1,745 votes withheld.
                William Savoy - 9,433,117 votes for; 1,745 votes withheld.

        (ii)    Approval of the Charter Amendment:

                8,719,344 votes for; 715,518 votes against; no abstentions.

        (iii)   Approval of the Plan Amendment:

                9,171,437 votes for; 259,575 votes against; 3,850
                abstentions.

        (iv)    Ratification of selection of independent auditors:

                9,433,621 votes for; 1,241 votes against; no abstentions.

A proper proposal submitted by a stockholder of the Company in accordance with applicable rules and regulations for presentation at the Company's 1999 annual meeting that is received at the Company's principal executive office by December 24, 1998 will be included in the Company's proxy statement and form of proxy for such meeting. Proxies solicited by the Company with respect to such meeting will confer discretionary authority to vote on any matter as to which the Company has not received notice by March 16, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.


  4.1       --Certificate of Amendment of Certificate of Incorporation
              of CNET, Inc.
 10.1       --CNET, Inc. Amended and Restated 1997 Stock Option Plan.

 10.2       --Agreement and Plan of Merger, dated as of May 7, 1998, by and among CNET, Inc., CNET Acquisition Corp., U.Vision Inc.
              and the stockholders of U.Vision Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed May 22,
              1998).
 10.3       --Contribution Agreement, dated as of June 4, 1998, by and among the Company, NBC and Snap! LLC (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15, 1998).
 10.4       --Amended and Restated Limited Liability Company Agreement of
              Snap! LLC, dated as of June 30, 1998, by and among the Company and NBC Multimedia, Inc. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed July 15, 1998).
 10.5       --Stock Purchase Agreement, dated as of June 4, 1998, by and between the Company and NBC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 15, 1998).
 10.6       --Agreement, dated as of July 1, 1998, between USA Networks and the Company.
   27       --Financial Data Schedules


(b) Reports on Form 8-K

        On May 22, 1998, the Company filed a Current Report on Form 8-K in connection with the acquisition of U.Vision Inc.

        On June 15, 1998, the Company filed a Current Report on Form 8-K in connection with its announcement of the agreement with NBC and NBC Multimedia, Inc. related to the formation of Snap! LLC.

        On July 15, 1998, the Company filed a Current Report on Form 8-K with respect to the closing of its transaction with NBC and NBC
Multimedia, Inc. related to Snap! LLC and the sale of Common Stock to NBC.

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

August 13, 1998

Date