Form 10-Q
period 1998-09-30
CNET INC /DE
filed 1998-11-16
CIK 1015577

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-Q


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                 Yes /X/  No / /

As of October 31, 1998 there were 16,993,525 shares of the registrant's common stock outstanding.

===============================================================================

Part 1.  Financial Information
Item 1.   Financial Statements

                                   CNET, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   September 30,  December 31,
                                                      1998           1997
                                                   -------------  -------------
                              ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . .    $44,469,870    $22,553,988
     Accounts receivable, net. . . . . . . . . .     12,618,819      9,149,762
     Accounts receivable, related party. . . . .      3,277,093          -
     Other current assets. . . . . . . . . . . .      1,053,836      1,134,957
     Restricted cash . . . . . . . . . . . . . .      1,352,183      1,599,113
                                                   -------------  -------------
          Total current assets . . . . . . . . .     62,771,801     34,437,820

Property and equipment, net. . . . . . . . . . .     15,495,100     19,553,537
Other assets . . . . . . . . . . . . . . . . . .      5,059,211      4,270,321
                                                   -------------  -------------
                                                    $83,326,112    $58,261,678
                                                   =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable. . . . . . . . . . . . . .     $3,099,987     $3,567,783
     Accrued liabilities . . . . . . . . . . . .      7,956,285     10,080,504
     Current portion of long-term debt . . . . .      1,039,928      1,358,772
                                                   -------------  -------------
          Total current liabilities. . . . . . .     12,096,200     15,007,059

Long-term debt . . . . . . . . . . . . . . . . .        964,340      2,611,815
                                                   -------------  -------------
          Total liabilities. . . . . . . . . . .     13,060,540     17,618,874

Stockholders' equity:
     Common stock. . . . . . . . . . . . . . . .          1,678          1,468
     Additional paid in capital. . . . . . . . .    125,690,093     94,697,595
     Accumulated deficit . . . . . . . . . . . .    (55,426,199)   (54,056,259)
                                                   -------------  -------------
          Total stockholders' equity . . . . . .     70,265,572     40,642,804
                                                   -------------  -------------
                                                    $83,326,112    $58,261,678
                                                   =============  =============

      See accompanying notes to condensed consolidated financial statements.

                                   CNET, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                         Three Months Ended       Nine Months Ended
                                            September 30,          September 30,
                                     ------------------------ --------------------------
                                     1998        1997         1998         1997
                                     ----------- ------------ ------------ -------------
Revenues:
   Television. . . . . . . . . . . . $1,771,098   $1,813,052   $5,421,379    $5,288,054
   Internet. . . . . . . . . . . . . 12,619,013    6,859,139   31,796,533    18,016,304
                                     ----------- ------------ ------------ -------------
      Total Revenues . . . . . . . . 14,390,111    8,672,191   37,217,912    23,304,358

Cost of revenues:
   Television. . . . . . . . . . . .  1,667,506    1,806,913    5,205,002     5,274,623
   Internet. . . . . . . . . . . . .  5,375,659    4,112,616   16,496,231    11,703,045
                                     ----------- ------------ ------------ -------------
      Total cost of revenues . . . .  7,043,165    5,919,529   21,701,233    16,977,668
                                     ----------- ------------ ------------ -------------
Gross profit . . . . . . . . . . . .  7,346,946    2,752,662   15,516,679     6,326,690

Operating expenses:
   Sales and marketing . . . . . . .  3,970,684    2,791,085    9,711,832     7,805,486
   Development . . . . . . . . . . .    687,567    4,735,718    2,104,884    10,943,340
   General and administrative. . . .  1,632,881    1,525,986    4,681,186     4,330,366
   Unusual items. . . . . . . .. . .        -           -            -        7,000,000
                                     ----------- ------------ ------------ -------------
      Total operating expenses . . .  6,291,132    9,052,789   16,497,902    30,079,192
                                     ----------- ------------ ------------ -------------
Operating income(loss) . . . . . . .  1,055,814   (6,300,127)    (981,223)  (23,752,502)

Other income (expense):
   Equity losses . . . . . . . . . . (3,125,545)        -     (11,773,044)   (1,811,930)
   Gain on sale of equity investments 5,327,290         -      10,450,342    11,026,736
   Interest income (expense), net. .    486,803      147,892      648,109       513,308
                                     ----------- ------------ ------------ -------------
   Total other income (expense). . .  2,688,548      147,892     (674,593)    9,728,114
                                     ----------- ------------ ------------ -------------
   Net income (loss) . . . . . . . . $3,744,362  ($6,152,235) ($1,655,816) ($14,024,388)
                                     =========== ============ ============ =============

Basic net income (loss) per share. .      $0.22       ($0.43)      ($0.11)       ($1.00)
                                     =========== ============ ============ =============

Diluted net income (loss) per share.      $0.21       ($0.43)      ($0.11)       ($1.00)
                                     =========== ============ ============ =============

Shares used in calculating
  basic per share data . . . . . . . 16,696,441   14,165,200   15,618,679    14,019,977
                                     =========== ============ ============ =============

Shares used in calculating
  diluted per share data . . . . . . 18,041,018   14,165,200   15,618,679    14,019,977
                                     =========== ============ ============ =============

  See accompanying notes to condensed consolidated financial statements.

                                   CNET, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Nine Months Ended
                                                          September 30,
                                                   -------------------------
                                                       1998         1997
                                                   ------------ ------------
Cash flows from operating activities:
   Net loss . . . . . . . . . . . . . . . . . . . .($1,655,816)($14,024,388)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization. . . . . . . . .  4,783,077    3,467,006
     Amortization of program costs. . . . . . . . .  3,887,662    5,548,481
     Allowance for doubtful accounts. . . . . . . .    742,154      202,092
     Reserve for joint venture. . . . . . . . . . .          -   (1,665,299)
     Warrant compensation expense. . . . . . . . .           -    7,000,000
     Changes in operating assets and liabilities:
        Accounts receivable . . . . . . . . . . . . (8,322,202)  (3,222,165)
        Other current assets. . . . . . . . . . . .    469,767     (879,314)
        Other assets. . . . . . . . . . . . . . . .  1,979,481     (419,922)
        Accounts payable. . . . . . . . . . . . . .    (48,125)    (481,131)
        Accrued liabilities . . . . . . . . . . . . (1,469,849)   3,210,793
                                                   ------------ ------------
          Net cash provided by (used in) operating
             activities . . . . . . . . . . . . . .    366,149   (1,263,847)
                                                   ------------ ------------
Cash flows from investing activities:
  Purchases of equipment, excluding capital leases. (3,451,922)  (8,621,329)
  Purchases of programming assets . . . . . . . . . (3,899,180)  (5,208,049)
  Loan to joint venture . . . . . . . . . . . . . .    (63,436)  (1,531,945)
                                                   ------------ ------------
          Net cash used in investing activities. . (7,414,538) (15,361,323)
                                                   ------------ ------------
Cash flows from financing activities:
  Proceeds from debt. . . . . . . . . . . . . . . .          -    3,280,806
  Net proceeds from issuance of stock . . . . . . . 25,984,438    5,250,000
  Net proceeds from employee stock purchase plan. .    824,649      525,837
  Net proceeds from exercise of options . . . . . .  4,121,504      773,450
  Principal payments on capital leases. . . . . . .   (295,111)    (144,320)
  Principal payments on equipment note. . . . . . . (1,671,209)     (97,330)
                                                   ------------ ------------
         Net cash provided by financing activities. 28,964,271    9,588,443
                                                   ------------ ------------
Net increase(decrease) in cash and cash equivalents 21,915,882   (7,036,727)
Cash and cash equivalents at beginning of period  . 22,553,988   20,155,935
                                                   ------------ ------------
Cash and cash equivalents at end of period  . . . .$44,469,870  $13,119,208
                                                   ============ ============
Supplemental disclosure of cash flow information:
  Interest paid . . . . . . . . . . . . . . . . . .   $245,178     $131,073
                                                   ============ ============
Supplemental disclosure of noncash transactions:
  Equity investment in Snap . . . . . . . . . . . . $3,066,449   $   -
                                                   ============ ============

  Capital Lease obligations incurred. . . . . . . .   $  -         $194,317
                                                   ============ ============

         See accompanying notes to condensed consolidated financial statements.

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

        The condensed consolidated results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the current year or any other period.


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



        In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP No. 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP No.98-1 to have a material impact on its results of operations.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contacts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. If certain conditions are met, a derivative may be specifically designated and accounted for as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedge instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. This statement will be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 and management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position of the Company.


Net Loss Per Share

        Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and common equivalent shares from stock options outstanding, when dilutive, using the treasury stock method. In the nine months ended September 30, 1998 there were 2,596,686 options outstanding that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for that period.


(2) Snap Divestiture

     Pursuant to an agreement dated June 4, 1998 among the Company, NBC Multimedia, Inc., a Delaware corporation ("NBC Multimedia"), and Snap LLC, a Delaware limited liability company (the "LLC"), the Company and NBC Multimedia agreed to form the LLC to operate the Snap Internet portal service, which was previously operated as a division of the Company. In connection with the formation and initial capitalization of the LLC, which was completed on June 30, 1998, the Company contributed to the LLC substantially all of its assets used exclusively in the operation of the Snap service. Initially, the LLC will be owned 81% by the Company and 19% by NBC Multimedia, however, NBC Multimedia has an option to increase its ownership stake in the LLC to 60%. The accompanying consolidated financial statements present Snap's financial results using the equity method of accounting effective January 1, 1998. During the three months ended September 30, 1998, the Company recorded an equity loss related to its investment in the LLC of $3.1 million, the balance of its investment in the LLC. As of September 30, 1998, the Company had a $1.6 million receivable balance from the LLC for payments made on the LLC's behalf. The receivable is included on the balance sheet as a related party accounts receivable.

(3) BuyDirect Divestiture

         BUYDIRECT.COM (BuyDirect) was a wholly owned division of the Company that distributed electronic software. On March 31, 1998, the Company contributed its ownership in BuyDirect, and net assets related to BuyDirect of approximately $600,000, to a new venture that is separately owned and operated by BuyDirect's existing management group. As part of the transaction, the Company received a 19% ownership interest in the new venture. The Company uses the cost method of accounting for its BuyDirect investment thus recorded an investment of approximately $600,000 on its balance sheet. As a part of the agreement CNET licensed certain technology to BuyDirect and also entered into a multi-year arrangement with the new venture to provide marketing and promotion in exchange for $5.4 million in cash payable through April 30, 2000. For the nine months ended September 30, 1998, the Company recognized $1.8 million in revenues related to advertising purchased by BuyDirect and to the licensing of technology. As of September 30, 1998 the Company had a $1.7 million receivable balance from BuyDirect related to advertising purchased, licensing of technology and payments made by CNET on behalf of the venture. The balance is included on the balance sheet as a related party accounts receivable.

(4) U.Vision Acquisition

        On May 12, 1998, the Company completed the acquisition of U.Vision Inc., a California corporation ("U.Vision"), through a merger between U.Vision and a wholly-owned acquisition subsidiary of the Company (the "Merger"), in which the Company issued 544,965 shares of common stock in exchange for all of the outstanding shares of U.Vision. U.Vision owned and operated ComputerESP
(www.computeresp.com), a pricing and availability engine for buying computer products on the Internet. Subsequent to the merger, the Company relaunched ComputerESP as CNET Shopper.com. The Company recorded this transaction using the pooling-of-interests accounting method and recorded the financial results of U.Vision in its consolidated financial statements effective April 1, 1998. The consolidated financial statements of the Company prior to April 1, 1998 have not been adjusted for the consolidated financial results of U.Vision as the impact was not material. The shares used in calculating basic and diluted per share data have been adjusted in prior periods to reflect the U.Vision transaction.


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

        The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by start-up companies in the television programming industry and in the new and rapidly evolving market for Internet products, content and services. To address these risks, the Company must, among other things, effectively develop new relationships and maintain existing relationships with its advertising customers, their advertising agencies and other third parties, provide original and compelling content to Internet users and television viewers, develop and upgrade its technology, respond to competitive developments and attract, retain and motivate qualified personnel. There can be no assurance that the Company will succeed in addressing such risks and the failure to do so could have a material adverse effect on the Company's business, financial condition or operating results. Additionally, the limited operating history of the Company makes the prediction of future operating results difficult or impossible, and there can be no assurance that the Company's revenues will increase or even continue at their current level or that the Company will maintain profitability or generate cash from operations in future periods. Since inception, the Company has incurred significant losses and, as of September 30, 1998, had an accumulated deficit of $55.4 million. The Company may continue to incur losses in the future.


Results of Operations


Revenues


 Total Revenues

Total revenues were $14.4 million and $8.7 million for the three months and $37.2 million and $23.3 million for the nine months ended September 30, 1998 and 1997, respectively.

 Television Revenues

        Television revenues were $1.8 million for each of the three months and $5.4 million and $5.3 million for the nine months ended September 30, 1998 and 1997, respectively. Pursuant to an amended agreement, effective July 1, 1996, between the Company and USA Networks, USA Networks licensed the right to carry the Digital Domain on its networks for an initial one-year term for a fee equal to the cost of production of those programs up to a maximum of $5.2 million. In January 1997, USA Networks agreed to extend the agreement for an additional year beginning July 1, 1997 and revenues were again limited to the costs of producing such programs, subject to a maximum amount of $5.5 million. During the second quarter of 1998, the Company and USA Networks entered into an agreement for an additional year of programming beginning July 1, 1998. The agreement added a fourth program to the Digital Domain called Cool Tech and decreased the length of The Web from 60 minutes to 30 minutes. Revenues are limited to the costs of production, subject to a maximum of $5.9 million.

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

 Internet Revenues

        Total Internet revenues were $12.6 million and $6.9 million for the three months and $31.8 million and $18.0 million for the nine months ended September 30, 1998 and 1997, respectively. All Internet revenues for 1998 were attributable to the Company's CNET Online division as the Company divested a portion of its ownership in Snap and began accounting for Snap's financial results under the equity method retroactively to January 1, 1998. Internet revenues related to Snap were $58,000 for each of the three and nine month periods in 1997. Internet revenues consist primarily of revenues derived from the sale of advertisements on pages delivered to users of the Company's Internet sites. The delivery of an advertisement is recognized by the Company as an "impression." Advertising revenues are derived principally from arrangements with the Company's advertising customers that provide for a guaranteed number of impressions. Advertising rates vary depending primarily on the particular Internet site on which advertisements are placed, the type and total number of impressions purchased and the length of the advertiser's commitment. Advertising revenues are recognized in the period in which the advertisements are delivered. The Company's ability to sustain or increase revenues for Internet advertising will depend on numerous factors, which include, but are not limited to, the Company's ability to increase its inventory of delivered Internet pages on which advertisements can be displayed and its ability to maintain or increase its advertising rates.

The increase in revenues for CNET Online of $5.8 million for the three month and $13.8 million for the nine month periods of 1998 compared to the similar periods in 1997 was attributable to increased pages delivered of 58% for the three month periods and 71% for the nine month periods ended September 1998 as compared to the same periods in 1997 and increased advertisements sold on these
pages.   Average daily page views for CNET Online equaled 7.2
million for September 1998. Internet revenues include non-advertising revenues of $192,000 and $1.1 million for the three months and $2.3 million for each of the nine months ended September 30, 1998 and 1997, respectively. Non-advertising revenues include fees earned from Company sponsored trade shows, electronic commerce revenues, content licensing revenues, technology licensing and consulting.

        A portion of the Company's Internet revenues were derived from barter transactions whereby the Company delivered advertisements on its Internet sites in exchange for advertisements on the Internet sites of other companies. Barter transactions accounted for $1.1 million and $136,000 for the three months and $2.2 million and $632,000 for the nine months ended September 30, 1998 and 1997, respectively.

        Television operations accounted for 12% and 21% of total revenues and Internet operations accounted for 88% and 79% of total revenues for the three months ended September 30, 1998 and 1997, respectively. Television operations accounted for 15% and 23% of total revenues and Internet operations accounted for 85% and 77% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. The Company expects to experience fluctuations in television and Internet revenues in the future that may be dependent on many factors, including demand for the Company's Internet sites and television programming, and the Company's ability to develop, market and introduce new and enhanced Internet content and television programming.

        Cost of Revenues

Total Cost of Revenues

        Total cost of revenues were $7.0 million and $5.9 million for the three months and $21.7 million and $17.0 million for the nine months ended September 30, 1998 and 1997, respectively. Cost of revenues includes costs associated with the production and delivery of the Company's television programming and the production of its Internet sites. The principal elements of cost of revenues for the Company's television programming have been the production costs of its television programs, which primarily consist of payroll and related expenses for the editorial and production staff and costs for facilities and equipment. The principal elements of cost of revenues for the Company's Internet sites have been payroll and related expenses for the editorial, production and technology staff, as well as costs for facilities and equipment.

 Cost of Television Revenues

        Cost of television revenues were $1.7 million and $1.8 million for the three month periods and $5.2 million and $5.3 million for the nine month periods ended September 30, 1998 and 1997, representing approximately 94% and 100% of the related revenues for the three month periods and 96% and 100% for the nine month periods ended September 30, 1998 and 1997, respectively.


 Cost of Internet Revenues

        Cost of Internet revenues were $5.4 million and $4.1 million for the three months and $16.5 million and $11.7 million for the nine months ended September 30, 1998 and 1997, representing 43%, 60%, 52% and 65% of the related revenues, respectively. All Internet cost of revenues were attributable to the Company's CNET Online division due to the Company's divestiture of Snap. The increase of $1.3 million for the three months and $4.8 million for the nine months ended September 30, 1998 as compared to the same periods in 1997 was primarily attributable to $767,000 and $2.3 million, respectively, of costs associated with an Internet site that was launched in November 1997, costs related to an Internet site acquired in May 1998, costs associated with a Company sponsored trade show held in April 1998 and increases in personnel related costs for its Internet sites.



 Sales and Marketing

        Sales and marketing expenses consist primarily of payroll and related expenses, consulting fees and advertising expenses. Sales and marketing expenses were $4.0 million and $2.8 million for the three months and $9.7 million and $7.8 million for the nine months ended September 30, 1998 and 1997, representing 28%, 32%, 26% and
33% of total revenues, respectively. The increase in sales and marketing expenses of $1.2 million for the three months and $1.9 million for the nine months ended September 30, 1998 compared to the same periods in 1997 were primarily attributable to increases in advertising expenses. The increase in advertising expenses was primarily related to increased expenses for barter transactions of $1.0 million for the three month periods and $1.6 million for the nine month periods.

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

     Development expenses were $688,000 and $4.7 million for the three months and $2.1 million and $10.9 million for the nine months ended September 30, 1998 and 1997, representing 5%, 55%, 6% and 47% of total revenues, respectively. The decrease in development expenses of approximately $4.0 million for the three months and $8.8 million for the nine months ended September 30, 1998 as compared to the same periods in 1997 was primarily attributable to decreased activities related to the development of new Internet sites. During 1997, the Company incurred development expenses related to the development of Snap of $3.0 million for the three month period and $7.8 million for the nine month period ended September 30, 1997, respectively.

 General and Administrative

        General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses were $1.6 million and $1.5 million for the three months and $4.7 million and $4.3 million for the nine months ended September 30, 1998 and 1997, representing 11%, 18%, 13% and 19% of total revenues, respectively.

 Unusual Items

        In January 1997, the Company incurred a one-time, non-cash expense of $7.0 million related to an amendment to the warrant agreement with USA Networks whereby the Company agreed that the warrants held by USA Networks will vest in full on December 31, 2006, to the extent that they have not previously vested. Additionally, USA Networks exercised its option to extend its agreement with the Company to carry the Company's four television programs through June 30, 1998.

Equity Losses

        Equity losses consist of losses accounted for under the equity method of accounting from the Company's joint venture with E! Entertainment and from the Company's investment in Snap. Total equity losses were $3.1 million and $0 for the three months and $11.8 million and $1.8 million for the nine months ended September
30, 1998 and 1997, respectively. Losses related to the Snap LLC were recorded using the equity method of accounting effective January 1, 1998. All of the equity losses in 1998 were related to Snap and all of the equity losses in 1997 were related to the Company's joint venture with E! Entertainment.

Gain On Sale Of Equity Investments

Gain on sale of equity investments consists primarily of gains on the sale of the Company's 50% equity position in the joint venture with E! Entertainment, which was sold in June 1997, and gains on the sales of a portion of the Company's equity interest in Vignette Corporation in the second and third quarters of 1998.

Liquidity and Capital Resources

        Net cash provided by operating activities of $366,000 for the nine months ended September 30, 1998 was attributable to a net loss for the period as offset by adjustments for depreciation and amortization and changes in operating assets and liabilities. Net cash used by operating activities of $1.3 million for the nine months ended September 30, 1997 was attributable to a net loss in the period as reduced by adjustments to reconcile net loss to net cash. Net cash used in investing activities of $7.4 million and $15.4 million for the nine months ended September 30, 1998 and 1997, respectively, was primarily attributable to purchases of equipment and programming assets. Cash flows provided by financing activities of $29.0 million for the nine months ended September 30, 1998 consisted primarily of proceeds from the issuance of common stock.

        The Company currently has obligations under notes payable and capital leases of $2.0 million. Such obligations were incurred to finance equipment purchases and are payable through June 2001.

        As of September 30, 1998, the Company's principal source of liquidity was approximately $44.5 million in cash and cash equivalents. The Company believes that these funds will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See "Additional Factors That May Affect Future Results" below. If currently available cash and cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available to the Company in amounts or on terms acceptable to the Company.

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

Year 2000 Compliance

        The Company is aware of the issues associated with the programming code and embedded technology in existing systems as the year 2000 approaches. The "Year 2000 Issue" arises from the potential for computers to fail or operate incorrectly because their programs incorrectly interpret the two digit date fields "00" as 1900 or some other year, rather than the year 2000. The year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties, including customers, vendors and manufacturers, with whom the Company deals. Failures of the Company's and/or third parties' computer systems could result in an interruption in, or a failure of certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition, though the impact is unknown at this time.

        To mitigate this risk, the Company has established a formal year 2000 program to oversee and coordinate the assessment, remediation, testing and reporting activities related to this issue. The Company believes that with the completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

        The Company is currently in the assessment phase of its year 2000 program. As part of this assessment, the Company's application systems (e.g., financial systems, various custom-developed business applications), technology infrastructure (e.g., networks, servers, desktop equipment), facilities (e.g., security systems, fire alarm systems), vendors/partners and products will be reviewed to determine their state of year 2000 compliance. This review will include the collection of documentation from software and hardware manufacturers, the detailed review of programming code for custom applications, the physical testing of desktop equipment using software designed to test for year 2000 compliance, the examination of key vendors'/partners' year 2000 programs and the ongoing testing of the Company's products as part of normal quality assurance activities.

        Subsequent to the completion of the Company's assessment phase the Company will implement both a certification and testing phase of its program. Testing of the Company's internal software will be accomplished through simulation situations. The Company will simulate January 1, 2000 on its network, servers and desktop equipment to ensure compliance with year 2000 readiness. It is forecast that all important systems (both computer systems and systems dependent on embedded technologies) will be tested by June
30, 1999.  All other testing will be done by December 31, 1999.

        The Company has not made estimates for the costs associated with completing its year 2000 program, but will do so after completion of the assessment phase of the project. Costs incurred to date have not been material. There can be no assurance that the Company will not experience serious unanticipated negative consequences and/or additional material costs caused by undetected errors or defects in the technology used in its internal systems, or by failures of its vendors/partners to address their year 2000 issues in a timely and effective manner.

        Should miscalculations or other operational errors occur as a result of the year 2000 issue, the Company or the parties on which it depends may be unable to produce reliable information or to process routine transactions. Furthermore, in the worst case, the Company or the parties on which it depends may, for an extended period of time, be incapable of conducting critical business activities which include, but are not limited to, the production and delivery of the Company's Internet sites, invoicing customers and paying vendors.


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

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    27    --Financial Data Schedules


(b) Reports on Form 8-K

On July 15, 1998, the Company filed a Current Report on Form
8-K with respect to the closing of its transaction with NBC and NBC Multimedia, Inc. related to Snap LLC and the sale of Common Stock to NBC.

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

November 14, 1998

Date