Form 10-K
period 1998-12-31
CNET INC /DE
filed 1999-04-01
CIK 1015577

===============================================================================

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

                  For the fiscal year ended December 31, 1998

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

None                                None


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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


     The aggregate market value of common stock held by non-affiliates, based on the closing price at which the stock was sold, at March 12, 1999 approximated $1.8 billion.

     The total number of shares outstanding of the issuer's common stock (its only class of equity securities), as of March 12, 1999, was 34,767,270

        Information is incorporated by reference into Part III of this Form 10-K from the registrant's definitive proxy statement for its 1998 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.



===============================================================================

PART I

Item 1.  Business

General

CNET, Inc. (the Company, which may be referred to as we, us or our) is a leading media company that provides consumers with authoritative information online and on television regarding computers, the Internet and digital technologies. We seek to use our editorial, technical, product database and programming expertise to engage consumers and attract advertisers. Based on the volume of traffic over our branded online network, we believe that we have an established leadership position in our market. We believe that our online network is the most frequently used source of technology information online, with an average of approximately
8.2 million pages viewed daily during the fourth quarter of 1998.

According to Media Metrix, we reached 12.2% of the online audience in the United States, or approximately 7.1 million unique users, during January 1999. In addition, we deliver over 3.8 million newsletter dispatches per week to subscribers of our newsletter services. We earn revenues from a combination of:

* banner and sponsorship advertising on our online network
* advertising and sales lead-based compensation from our recently introduced online shopping services
* advertising sales and licensing fees from our television programming.

        CNET Online

 Through CNET Online, we produce a network of information and services offered under the CNET brand through CNET.com, our gateway for consumers interested information technology and technology products and services. The primary channels accessible through CNET.com are:

* Search.com
* Computers.com
* Shopper.com
* News.com
* Builder.com
* Gamecenter.com
* Download.com.

 Through our shopping services, we help consumers decide what products to buy and where to buy them. We believe that our shopping services are a highly efficient marketing channel for sellers of technology products who seek a targeted audience of potential buyers. We began providing sales lead-based advertising services in September 1998 through Computers.com and Shopper.com. We believe that these services are among the industry's leading information resources for buyers of technology products.

 Within our shopping services we help the consumer with the beginning phase of a product buying decision by providing high-quality editorial content, including reviews and recommendations. We supplement this information by providing real-time pricing information from competing vendors covering more than 120,000 products. We also provide one-click access to these vendors, which enables the consumer to order the desired product from the supplier of their choice. We believe that our online database of products and prices is the largest publicly-accessible computer product database in the world. In the fourth quarter of 1998, the first quarter that we offered these services, we estimate that we generated approximately $80 million in sales to our 70 participating merchants. We generated an average of 90,000 leads per day to Internet merchants during December 1998.

 CNET Television

 Through CNET Television, we seek to strengthen the CNET brand and complement CNET Online. CNET Television includes the Digital Domain, which is a two-hour programming block broadcast on the USA Network and the Sci-Fi Channel. The Digital Domain includes:

* CNET Central (technology news)
* The Web (Internet and online services)
* Cool Tech (consumer-oriented technology products)
* The New Edge (future technologies).

 We also produce TV.com (technology products and news) and Tech Reports (90-second technology inserts for local news programs). We broadcast CNET Television programming to more than 75 million households. CNET Television is syndicated nationally and in 40 international markets.

 Our Other Ventures

 We currently own approximately 81% of SNAP! LLC ("snap."), a free Internet directory, search and navigation portal service controlled by NBC Multimedia, Inc. NBC Multimedia currently owns 19% of snap., but has an option to increase its ownership to 60%. As a result of this option, we effectively own approximately 40% of snap. In addition to snap., we own approximately 9% (2.3 million shares) of Vignette Corporation (Nasdaq: VIGN), a manufacturer of Web publishing software, and 16% of BuyDirect.com, Inc., a Web retailer of downloadable software. BuyDirect.com recently entered into a merger agreement with beyond.com. This merger, if completed, would result in our owning approximately 800,000 shares of beyond.com (Nasdaq: BYND).

 We are a Delaware corporation. Our principal executive offices are located at 150 Chestnut Street, San Francisco, California
94111, and our telephone number is (415) 395-7800. We were incorporated in 1992. We launched CNET.com in June 1995 and since that time we have continued to build our online content and services.

 Our Recent Developments

* Agreement with America Online. On February 9, 1999, we announced an agreement with America Online, Inc. whereby we will become the exclusive provider of computer hardware and software buying guides on the AOL service and on AOL.com. We will also serve as the primary provider of computer buying guides on CompuServe, Digital City, AOL Hometown and certain AOL international properties. In addition to buying guides, we will provide or create a variety of co-branded, computing-oriented content areas. Under the terms of the agreement, AOL will receive guaranteed payments from us of $14.5 million over approximately 27 months. We believe that the agreement provides us with the opportunity to extend substantially the reach of our computer-oriented information and shopping services to a new audience of consumers.

* Acquisition of NetVentures. On February 16, 1999, we acquired NetVentures, Inc. in a stock-for-stock exchange valued at approximately $12.5 million. NetVentures owns and operates ShopBuilder (www.shopbuilder.com), an online store-creation system. With the acquisition, we intend to develop the capacity to enable small and midsize computer manufacturers and resellers of unbranded computer systems, known in the industry as "white box" PCs, to build online stores and use our online sales channel to market products directly to customers. In addition, we expect to create the Internet's first marketplace for unbranded PCs, sales of which make up an estimated 30% of the $75 billion U.S.
PC market, and expand our Shopper.com service by incorporating a large segment of products and services that to date have not been readily available online.

* Acquisition of AuctionGate Interactive.  On February 19,
1999, we acquired AuctionGate Interactive, Inc. in a stock-for-stock exchange valued at approximately $6.5 million. AuctionGate owns and operates AuctionGate.com, an auction site specializing in computer products. With the acquisition, we hope to expand our role as an Internet marketplace linking computer buyers and sellers. The acquisition also introduces a potential new revenue stream for us, as participating sellers in the new auction service will be charged listing fees.
The new auction site will allow individual customers, resellers and manufacturers to auction their used, refurbished, end-of-line and surplus items. We intend to provide links to the auction service at relevant areas across our Internet network.

* Agreement with Jenesys. On February 26, 1999, we acquired the assets of Winfiles.com, a leading software downloading service, from Jenesys LLC for a total purchase price of $11.5 million, payable in cash in two installments of $5.75 million. We believe that this acquisition will increase the market reach of our CNET
Download.com service.

* Stock Split. On March 8, 1999, we effected a 2-for-1 split of our common stock that was distributed in the form of a stock dividend to our common stock holders as of February 22, 1999.

* 144A Offering. On March 8, 1999, we completed a private placement of $172.9 million of our 5% convertible subordinated notes. The notes are due on March 1, 2006, and are convertible, at the option of the noteholder, into shares of our common stock at a conversion price of $74.8125 per share.

* Acquisition of KillerApp. On March 22, 1999, we acquired KillerApp Corporation in a stock-for-stock exchange valued at approximately $46 million. KillerApp owns and operates KillerApp.com an online comparison shopping service for computers and consumer electronic products.

 Industry Background

 We believe that there is a significant opportunity for a trusted, value-added on-line intermediary to connect buyers and sellers of technology products online. Buyers of technology products typically research product capabilities and compare prices before making a purchase decision. Due to its interactive nature, the Web is emerging as a medium that allows buyers of technology products, both individuals and businesses, to complete complex product and price comparisons on a real-time basis.

 We believe that by connecting sellers of technology products with buyers online, we address a significant market. According to Jupiter Communications, PC hardware and software products represent the largest e-commerce category on the Web. Purchases of PC hardware and software are expected to constitute 45% of the estimated $8 billion projected to be spent by consumers online in 1999. Forrester Research estimates that 46%, or approximately $50 billion, of the estimated $108 billion projected to be spent by businesses online in 1999 will be spent on computers and electronics.

 The revenue opportunities that we see emerging on the Internet combine certain elements of traditional offline businesses such as print, television, direct marketing and point-of-purchase marketing. We believe that there is a growing recognition among manufacturers and marketers of technology products and services of the advantages and increasing importance of reaching and selling to their customers online.

 Strategy

 Our objective is to be the largest online computer and technology network and to create a significant online marketplace connecting buyers and sellers of technology products and services. Through the end of 1998, we have focused on improving and broadening our existing content and commerce services. In early 1999, we began a program of strengthening and expanding these services through selective content and commerce focused acquisitions.

* We seek to provide compelling content for our users

 We seek to provide current, comprehensive and entertaining editorial content throughout our online network and television programs. Our goal is to expand our audience of Internet users and television viewers.

* We seek to further develop market awareness and recognition of our brand

 We believe that further development of the CNET brand is a critical aspect of our efforts to attract and expand our Internet and television audiences. We seek to promote and reinforce our brand by building on the strength of our online network through our television programming and through increased marketing efforts.

* We seek to build on our television programming experience

 In addition to using our television programming to promote the CNET brand, we believe that our experience in developing and producing television programming complements and strengthens our ability to develop high-quality Internet content. We believe that the Internet as a communication medium is similar to a hybrid between television and print and believe that quality
Internet sites should be produced as multimedia offerings, rather than being written like printed publications.

* We seek to create value for manufacturers and marketers of technology products and services

 We believe that our Internet users, who have an interest, ability and willingness to obtain information and purchase products over the Internet, are generally an attractive audience for technology manufacturers and marketers. We will continue our efforts to create new marketing programs for manufacturers and marketers and to provide an efficient means to connect buyers and sellers.

* We seek to create value for our users

 We will continue to evaluate acquisitions, which assist in expanding and strengthening our online content and commerce services. We are continually exploring opportunities to leverage our brand, infrastructure and existing audience. For example, recent acquisitions of NetVentures (offers creation of online technology stores within the CNET network), AuctionGate (allows individuals, manufacturers and resellers to auction used, refurbished and surplus technology products), WinFiles
(an extension of the downloadable software channel) and KillerApp (an addition to our shopping services) provides us with the opportunity to enter new commerce markets and strengthen our leadership within the downloadable software channel.

* We seek to utilize our technology to enhance content

 We seek to capitalize on available technology to create compelling Internet content, to improve the speed and performance of our Internet network and to enhance the user's experience through customization and personalization of content. We strive to improve the attractiveness and usefulness of our Internet content by using the latest software tools and supporting the latest technology standards.

 CNET Online Network

 All of our network channels are offered under the CNET brand and provide content and commerce services to users interested in information technology and the Internet. We attracted over 7 million unique users in January 1999 according to Media Metrix.


     We currently operate the following network channels:

                 LAUNCH DATE    DESCRIPTION
                 -----------    ------------
CNET.COM         June 1995         The Gatewary to our network, offers news, product reviews, feature stories, interviews and other editorial
                                   content about information technology and the Internet.

SEARCH.COM       March 1996        Search and navigational channel focused on providing
                                   smart searches forcused on computers and technology
                                   information.

NEWS.COM         September 1996    Editorial channel featuring the latest news and
                                   analysis about the Internet and the
                                   computer industry.

DOWNLOAD.COM     October 1996      Editorial channel, search engine
                                   and download facility focused on software.

GAMECENTER.COM  November 1996      Editorial channel featuring reviews and
                                   information about popular computer games and
                                   links to downloadable games.

COMPUTERS.COM  November 1997       Computer products information channel focused on what-to buy product reviews and information combined with broad product listings, updated daily with real-time pricing and where-
                                    to-buy links to manufacturers, retailers and resellers.

BUILDER.COM    November 1997       Product review and industry news for the Web building community.

SHOPPER.COM    June 1998           Broad product listings updated daily with real-time pricing with where-to-buy links to manufacturers, retailers and
                                  resellers


 CNET.COM. CNET.com was launched in June 1995 and serves as the gateway for our network. We believe that CNET.com has become a leading source on the Internet of news, reviews and other editorial content related to information technology and the Internet.

 SEARCH.COM. Launched in March 1996, Search.com provides our users search functionality focused on providing smart search results related to computer and technology information.

 NEWS.COM. Launched in September 1996, News.com is an editorial site focused exclusively on providing daily coverage of breaking news and scheduled events, in-depth analyses and original reporting related to the computer industry, the Internet and computer industry personalities. News.com is designed to provide broad coverage of these industries and to appeal to information technology professionals, as well as industry participants, corporate information systems officers and members of the financial community. The channel competes with weekly computer trade publications by offering more current news and information and by integrating text, audio and video to deliver high quality content.

 As a complement to our daily news, we produce daily audio reports on the latest digital news. Using Progressive Networks' RealAudio software (which users can download through our Internet channels), users can hear the voices of the newsmakers themselves on the issues of the day, such as a U.S. Congressman responding to the morning's developments on telecommunications reform or the president of a technology company announcing a new Internet product.

 DOWNLOAD.COM. Launched in October 1996, Download.com provides search, browse and download software. Download.com is an organized directory of approximately 14,000 files which have descriptions and can be sorted by the user to find the most popular titles in a given category Download.com offers a search engine for users trying to find an ftp site for a specific title across a database encompassing hundreds of thousands of software titles.

 GAMECENTER.COM. Launched in November 1996, Gamecenter.com provides the latest news and information about popular computer games and serves online game players with current information and interactive product reviews. Gamecenter.com also provides links to popular downloads of the newest games, tips and tricks, and information for connecting with other game players.

 COMPUTERS.COM. Launched in November 1997, Computers.com focuses on providing users the broadest and most in-depth source of real-time computer products information in a convenient, easy-to-use format. Computers.com is organized intuitively into categories including: desktops, servers, notebooks, modems, monitors, memory, storage, printers, graphics, cameras and handhelds. Within each category, Computers.com gives users the ability to customize hardware configurations feature-by-feature including by price and manufacturer.

 During the customization process, Computers.com provides access to industry-wide product research for improved decision making prior to purchase. Throughout the customization process each user has access to Computers.com's proprietary, comprehensive database of product listings by price and manufacturer which is updated many times each day. This feature gives users an efficient means of comparing products. At the point of purchase, Computers.com helps connect buyers with sellers by providing buyers with an easy-to-use, extensive database of where-to-buy listings of product manufacturers, retailers and resellers.

 BUILDER.COM. Launched in November 1997, Builder.com is the Internet's central source for product reviews and industry news for the Web building community, including designers, developers and producers. The channel features reviews of Web development tools, industry and technology news and downloadable software for Web production. Builder.com also offers interactive forums.

 SHOPPER.COM. Launched in June 1998, Shopper.com is a leading information resource for buyers of technology products. Shopper.com contains real-time pricing information from competing vendors covering more than 120,000 products. Shopper.com, similar to Computers.com, provides one-click access to these vendors which enables the user to order the desired product from the supplier of their choice. We believe that our online database of products and prices is the largest publicly-accessible computer product database in the world.

 CNET Television

 We produce television programming for viewers interested in information technology and the Internet. Our television programming is intended to complement and strengthen our Internet operations by building brand awareness, attracting new users and generating content that can also be presented through the Internet. Four of the Company's programs are carried nationally on cable television through USA Networks and The Sci-Fi Channel, both of which are owned by USA Networks. One of our programs is aired nationally on broadcast television. We produce all of our programs in-house, in our San Francisco headquarters studio. We employ a permanent staff of producers, researchers, editors and directors to create our programs and hire additional freelance camera crews and freelance producers as appropriate.

 Digital Domain. Four of our programs, CNET Central, The Web, Cool Tech and The New Edge, are produced in a two hour programming block as The Digital Domain. The Digital Domain is broadcast two times per week on The Sci-Fi Channel and once per week on USA Networks. Additionally, CNET Central is aired once per week locally on KPIX-TV, the San Francisco CBS affiliate. The USA Network reaches over 75 million cable television homes, and The Sci-Fi Channel (an affiliate of USA Networks) reaches over 52 million cable homes. Based on Nielsen Ratings, the four programs reached an average weekly audience of 900,000 viewers during the fourth quarter of 1998.

 CNET Central. Launched in April 1995 as our first television program, CNET Central covers the latest in news, features and human interest stories relating to information technology and the Internet. The series includes news updates from our news staff and demonstrations of new and interesting Internet sites. CNET Central also covers new product introductions, such as the release of new games, applications and tools, and related product reviews and demonstrations. We encourage viewers of the program to visit our Internet channels for more detailed information and reviews and to download available software.

 The Web. Launched in July 1996, The Web is a half-hour long show focused on the Internet and online services and is similar in style to CNET Central, but with increased use of in-studio interviews and demonstrations. The Web shows viewers the hottest Web sites, explains the latest tools and covers the Internet culture.

 The New Edge. Launched in July 1996, The New Edge is a half-hour magazine format show that focuses on new technological breakthroughs and how they will change our lives. Each program contains four segments that cover topics from action/adventure and entertainment, to the healthcare industry and computer science.

 Cool Tech. Launched in July 1998, Cool Tech delivers valuable consumer-oriented information about the newest personal technology products.

 TV.COM. Launched in September 1996, TV.COM is a half-hour program that offers the latest news, gossip and interviews relating to information technology and the Internet. We distribute TV.Com under a syndication agreement with Trans World International. TV.COM airs nationally on broadcast television in over 115 markets. During the fourth quarter of 1998, TV.COM achieved an average weekly audience of approximately 600,000 viewers.

 Using material from our tape library, we also produce 90-second inserts called Tech Reports, about information technology and the Internet for syndication to local news operations around the country. We design these inserts to help promote the CNET brand. They typically feature a host from CNET Central standing in the CNET studio in front of the CNET logo. The inserts are syndicated into 34 local markets.

 Agreement with USA Networks

 From April 1, 1995 through June 30, 1996, USA Networks carried CNET Central nationally. Under our initial agreement, we paid USA Networks a monthly fee of approximately $147,000 and received the right to sell all of the available advertising during the program and to retain all advertising revenues. In connection with this agreement, we issued USA Networks a warrant to purchase 1,033,500 shares of our common stock at an exercise price of $1.21 per share. The warrant was scheduled to vest in eight equal quarterly installments beginning July 1, 1996 if USA Networks continued to carry CNET Central in accordance with the agreement. USA Networks exercised the warrant with respect to all 1,033,500 shares in July 1998.

 Effective July 1, 1996, we amended the agreement. Under the amended agreement, USA Networks licensed the right to carry CNET Central, The Web and The New Edge as the two hour programming block called the Digital Domain, for an initial one year term and became entitled to sell all available advertising on the Digital Domain. In exchange, USA Networks agreed to pay a fee which was limited to our costs of producing the three programs, up to a maximum of $5.2 million for the initial one year term.
Effective July 1, 1997, the agreement was extended for an additional year and fees payable by USA Networks were increased to a maximum of $5.5 million. In June 1998, USA Networks extended the agreement with respect to the Digital Domain and added a fourth program, Cool Tech, for an additional year (until June 30, 1999), during which the fee payable to us is limited to the costs of producing such programs, subject to a maximum amount of $5.9 million. USA Networks is not required to carry any of the programming that it purchases from us under the agreement. Although we are in negotiations with USA Networks to extend our relationship, we cannot assure you that the contract with USA Networks will be extended after June 30, 1999. If USA Networks chooses not to carry our television programming, we cannot assure you that we would be able to obtain another source of distribution. If we are unable to secure and maintain distribution for our television programming on acceptable commercial terms, we will be unable to achieve the strategic objectives of our television programming, which would have a material adverse effect on our business, prospects, financial condition and operating results.

 Pursuant to the amended agreement, we also agreed to modify the vesting provisions of the warrant previously granted to USA Networks. Under the amended agreement, the warrant became exercisable with respect to 413,400 shares of common stock (40% of the total) on July 1, 1996. The warrant became exercisable with respect to an additional 310,050 shares (30% of the total) on
June 30, 1997, based on USA Networks' transmission of the three
programs during the first year of the agreement.   The warrant
became exercisable with respect to the remaining 310,050 shares (30% of the total) on June 30, 1998. In connection with the extension of the agreement in January 1997, we agreed that the warrants will vest in full on December 31, 2006, to the extent they have not previously vested. USA Networks exercised the warrant with respect to all 1,033,500 shares in July 1998.

 During the initial one-year term of the amended agreement, which ended on June 30, 1998, we agreed to pay USA Networks a fee of $750,000 for the right to cross-market our Internet channels on our television programs produced for USA Networks. During the 1998-1999 year extension, we will again pay a fee of $750,000 for the right to continue these cross-marketing activities. We report these fees as marketing expenses. USA Networks accounted for approximately 10% of our total revenues during 1998.

 Sales and Marketing

 At December 31, 1998, we had a sales and marketing staff of 99 full-time employees located in our headquarters in San Francisco, California, and in a sales office in New York City.

 We earn our online revenues from the sale of advertising by our direct sales organization and from lead-based compensation from our shopping services. We provide discounts for multiple package purchases and for longer-term agreements. We also provide a number of services to marketers, including advertising response tools and advertising targeting. Beginning March 1, 1998, we began to use our direct sales organization to sell advertisements on TV.COM.

 We design our marketing activities to promote the CNET brand and to attract consumers to our online network and television programming. We currently retain a portion of our inventory of Internet advertising banners on certain of our channels to promote our own content and commerce services. We also use our weekly online dispatch newsletters to promote and cross-market our services. Our marketing programs also include participation in trade shows, conferences, speaking engagements, print, television, radio and Internet advertising campaigns and programs to generate exposure in trade magazines and general interest magazines and newspapers.

 Technology

 We maintain technology offices in Bridgewater, New Jersey and San Francisco, California, which focus on designing, developing, modifying and maintaining proprietary and third-party tools to manage and improve our Internet channels and advertising services. We focus our efforts to develop Internet channel management technologies on:

* improving the speed and reliability of our Internet network
* creating publishing tools for Internet content
* developing advertisement tracking and management tools
* building an infrastructure for performing advanced traffic and user analysis.
* building commerce tools for our shopping service

 Using our internally developed publishing tools, we are able to separate our Internet content, which resides in databases, from the presentation or formatting of the content on the Internet. This separation of content and presentation allows us to quickly incorporate new presentation technologies into our channels and to customize the presentation of content. In addition, this technology also speeds the production process by enabling our editorial staff of journalists and editors to enter information quickly and to post time-sensitive material with minimal lead time. We use a modified version of the commercial Accipiter AdManager system that allows us to customize the delivery of advertisements by placing advertisements on specific Internet pages based on the user's method of Internet access and hardware and software configuration. We have also developed an Advertising Response and Monitoring program, which allows advertisers to track and test the effectiveness of their Internet-based marketing programs.

 In July 1996, we invested $512,000 in cash and transferred rights to certain of our proprietary site content management software systems to Vignette Corporation ("Vignette"), an Austin, Texas, based software development company, in exchange for a minority equity interest in Vignette. Vignette is marketing an Internet site management system to operators of large Internet sites, such as those that we operate. As a result of our investment in Vignette, certain site management technologies that were previously proprietary to us are now available to our competitors.

 Competition

 Competition among content and service providers is intense and is expected to increase significantly in the future. Our Internet and television operations compete against a variety of firms that provide content through one or more media, such as print, broadcast, cable television and the Internet. As with any other content or service provider, we compete generally with other content and service providers for the time and attention of consumers and for advertising revenues. To compete successfully, we must provide sufficiently compelling and popular Internet content and service and television programming to attract Internet users and television viewers and to attract advertisers hoping to reach such users and viewers. Within the content niche of information technology and the Internet, we compete in particular with the publishers of computer-oriented magazines and Internet services, such as:

* Ziff-Davis Publishing Company
* International Data Group
* CMP Publications

 and with television companies that offer computer-related programming, such as:

* the Cable News Network
* the Discovery Channel
* Jones Computer Network
* Mind Extension University
* MSNBC, a joint venture between Microsoft Corporation and General Electric's NBC Television Network.

 Each of these competitors also offers one or more Internet sites with content designed to complement its magazines or television programming.

 In the overall market for Internet users, we compete with other Internet content and service providers, including Web directories, search engines, shareware archives, sites that offer original editorial content, commercial online services, e-commerce sites and solution providers, and sites maintained by Internet service providers. These competitors include:

* Excite, Inc.
* Infoseek Corporation
* Lycos, Inc.
* Microsoft Corporation
* Netscape Communications Corporation
* The Walt Disney Company
* Time Warner, Inc.
* Yahoo! Inc.
* America Online, Inc.
* eBay Inc.
* Amazon.com, Inc.

 The market for Internet content and services is new, intensely competitive and rapidly evolving. There are minimal barriers to entry, and current and new competitors can launch new sites at relatively low cost. In addition, we compete for the time and attention of Internet users with thousands of non-profit Internet sites operated by individuals, government and educational institutions. Existing and potential competitors also include magazine and newspaper publishers, cable television companies and startup ventures attracted to the Internet market. Accordingly, we expect competition to persist and intensify and the number of competitors to increase significantly. As we expand the scope of our Internet content and services, we will compete directly with a greater number of Internet sites, including other online retailers and direct sellers of computer products and other media companies. Because the operations and strategic plans of existing and future competitors are undergoing rapid change, it is difficult for us to anticipate which companies are likely to offer competitive services in the future. We cannot assure you that our Internet operations will compete successfully.

 With respect to our television operations, we compete directly with established broadcast and cable television networks and with other distributors and producers of programming about information technology and the Internet. We also face potential competition from a wide range of existing broadcast and cable television companies and from joint ventures between television companies and computer-oriented magazine publishers or computer hardware or software vendors, any of which could produce television programming that competes directly with our television programming. For example, Ziff-Davis recently launched and is operating a 24 hour cable television network focused on technology.

 Employees

 As of December 31, 1998, we had a total of 491 employees, all of whom are based in the United States. Of the total:

*  262  were involved in our Internet operations
*   99  were engaged in marketing and sales
*   53  were involved in television production
* 21 provided creative services for our Internet and television operations
*   56  were in administration and finance.

 Seven of our employees, who consist of our on-air television talent, are represented by a labor union, the American Federated Television and Radio Artists. We have not experienced any work stoppages and we believe that our relations with our employees is good.

 Intellectual Property

 Our success and ability to compete is dependent in part on the protection of our original content for the Internet and television and on the goodwill associated with our trademarks, trade names, service marks and other proprietary rights. We rely on copyright laws to protect the original content that we develop for the Internet and television, including our editorial features and the various databases of information that we maintain and make available through our Internet channels. In addition, we rely on federal trademark laws to provide additional protection for the appearance of our Internet channels. A substantial amount of uncertainty exists concerning the application of copyright and trademark laws to the Internet, and we cannot assure you that existing laws will provide adequate protection for our original content or our Internet domain names. In addition, because copyright laws do not prohibit independent development of similar content, we can offer no assurance that copyright laws will provide any competitive advantage to us.

 We own a federal trademark registration for the name "CNET" for computer services, namely, providing databases featuring information in the general fields of entertainment and education. We also own two other federal trademark registrations for the name "CNET" for use in connection with certain software applications and consulting services that we acquired by assignment. Further, we own a federal trademark registration for the CNET logo in connection with providing entertainment services over electronic communication networks. We have also filed applications to register the names CNET.com, Shareware.com, Search.com and Download.com, but no federal registrations have been granted for such names or marks. We also claim common law protection on certain names and marks that we have used in connection with our business activities. Two third parties objected to our application to register the service mark "CNET: The Computer Network," and, in connection with one of these objections, we agreed not to use such mark for any real estate or insurance related services. We are also a defendant in pending litigation concerning our use of the name "Snap". We cannot assure you that we will be able to secure registration for any of our marks. We have also invested significant resources in purchasing Internet domain names for existing and potential Internet sites from the registered owners of such names. The application of federal trademark law to the protection of Internet domain names is not certain, and we cannot assure you that we will be entitled to use such domain names.

 We rely on trade secret and copyright laws to protect the proprietary technologies that we have developed to manage and improve our Internet channels and advertising services. We cannot assure you that such laws will provide sufficient protection to us, that others will not develop technologies that are similar or superior to ours, or that third parties will not copy or otherwise obtain and use our technologies without authorization. We have filed patent applications with respect to certain of our software systems, methods and related technologies. Although two of these applications have matured into U.S. patents, we can offer no assurance that any other applications will be granted. In addition, we can offer no assurance that any patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide a competitive advantage for us. We also rely on certain technology licensed from third parties. We may be required to license additional technology in the future for use in managing our Internet channels and providing related services to users and advertising customers. Our ability to generate revenues from Internet commerce may also depend on data encryption and authentication technologies that we may be required to license from third parties. We cannot assure you that these third party technology licenses will be available or will continue to be available to us. The inability to enter into and maintain any of these technology licenses could have a material adverse effect on our business, prospects, financial condition and operating results.

 Policing unauthorized use of our proprietary technology and other intellectual property rights could entail significant expense and could be difficult or impossible, particularly given the global nature of the Internet and the fact that the laws of other countries may afford us little or no effective protection of our intellectual property. In addition, we cannot assure you that third parties will not bring claims of copyright or trademark infringement against us or claim that our use of certain technologies violates a patent. We anticipate an increase in patent infringement claims involving Internet-related technologies as the number of products and competitors in this market grows and as related patents are issued. Further, we cannot assure you that third parties will not claim that we have misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights in connection with our Internet content or television programming. Any claims of infringement, with or without merit, could:

* be time consuming to defend
* result in costly litigation
* divert management attention
* require us to enter into costly royalty or licensing arrangements
* prevent us from using important technologies or methods.

 Any of the foregoing could have a material adverse effect on our business, prospects, financial condition and operating results.

 Government Regulation

 Although there are currently few laws and regulations directly applicable to the Internet, a range of new laws and regulations have been proposed, and could be adopted, covering issues such as privacy, copyrights, obscene or indecent communications and the pricing, characteristics and quality of Internet products and services. The federal government and a number of states have adopted or proposed legislation which, among other things, seek to impose criminal penalties on anyone that distributes "obscene" or "indecent" material over the Internet. Although certain provisions of such legislation have been and may be subject to challenge on constitutional grounds, the manner in which any such legislation or future federal and state laws will ultimately be interpreted and enforced and their effect on our operations cannot yet be fully determined. Any such laws could subject us to substantial liability. For example, we do not and cannot practically screen the contents of the various Internet sites that are indexed or accessible through our directories and search engines. Restrictive laws or regulations could also dampen the growth of the Internet generally and decrease the acceptance of the Internet as an advertising medium, and could, thereby, have a material adverse effect on our business, prospects, financial condition and operating results. Application to the Internet of existing laws and regulations governing issues such as property ownership, libel and personal privacy is also subject to substantial uncertainty.

 The television industry is subject to extensive regulation at the federal, state and local levels. In addition, legislative and regulatory proposals under consideration by Congress and federal agencies may materially affect the industry and our ability to obtain distribution for our television programming.

 We can offer no assurance that current or new government laws and regulations, or the application of existing laws and regulations, will not subject us to significant liabilities, significantly dampen growth in Internet usage, prevent us from obtaining distribution for our television programming, prevent us from offering certain Internet content or services or otherwise have a material adverse effect on our business, prospects, financial condition and operating results.

 Item 2.  Properties

 We lease approximately 109,000 square feet of office and studio space in various facilities in San Francisco, California, that house our principal administrative, finance, sales, marketing, Internet and television production operations. In addition, we lease approximately 19,000 square feet of office space in Bridgewater, New Jersey, that is used primarily by technology personnel, and approximately 9,000 square feet of office space in New York City, that is used primarily by sales personnel. We also have short term operating leases in Irvine, California, Cambridge, Massachusetts and Chicago, Illinois.

 Our San Francisco headquarters facility and television production studio is approximately 54,000 square feet and is leased through December 31, 2004, with a five year renewal option. Our additional San Francisco offices are located in two buildings under three leases, ranging in size from 11,000 to 32,000 square feet and expire between January 2001 and September 2004. In June 1998, we assigned a lease of approximately 97,000 square feet to snap., however, we remain primarily liable under the terms of the lease. We believe that the general condition of our leased real estate is good and that our facilities are generally suitable for the purposes for which they are being used. We anticipate that we will be required to lease additional facilities during 1999 to accommodate anticipated growth.

 Item 3.  Legal Proceedings

 In November 1998, Snap Technologies commenced an action against us in the U.S. District Court for the Northern District of California alleging trademark infringement and related claims arising from the name of the snap., portal service. The plaintiffs seek injunctive relief and unspecified damages. This proceeding is in its initial stages. We intend to defend this case vigorously, but we cannot assure you that the name of the snap., portal service will be able to continue or on what terms it will be able to continue.

 We are from time to time a party to other legal proceedings that arise in the ordinary course of business. There is no pending or threatened legal proceeding to which we are a party that, in our opinion, is likely to have a material adverse effect on our business, prospects, financial condition and operating results.

 Item 4.  Submission of Matters to a Vote of Security Holders

 None.



 PART II

 Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

      Our common stock is traded on the National Market System of the Nasdaq Stock Market ("Nasdaq") under the symbol "CNET".

      On July 2, 1996, we completed our initial public offering (the "IPO"). The following table sets forth the ranges of high and low trading prices of the common stock for the quarterly periods indicated, as reported by Nasdaq. The prices in the table have been adjusted to reflect a 2-for-1 split of our common stock that was distributed on March 8, 1999 in the form of a stock dividend to holders of our common stock as of February 22, 1999.


                                               High    Low
                                             -------  -------
     Year ended December 31, 1996:

     Third quarter                          $10.25    $6.00
     Fourth quarter                         $14.50    $7.09


     Year ended December 31, 1997:
     First quarter                          $17.88    $9.38
     Second quarter                         $17.81    $7.88
     Third quarter                          $23.25    $12.13
     Fourth quarter                         $19.88    $9.66


     Year ended December 31, 1998:
     First quarter                          $20.07    $11.69
     Second quarter                         $35.50    $12.63
     Third quarter                          $37.00    $15.50
     Fourth quarter                         $33.00    $14.50

        At March 12, 1999, the closing price for our common stock as reported by Nasdaq, was $86.25, and the approximate number of holders of record of the Company's common stock was 226.

       We have never declared or paid a cash dividend on our common stock. We intend to retain any earnings to cover operating losses and working working capital fluctuations and to fund capital expenditures and expansion. We do not anticipate paying cash dividends on our common stock in the foreseeable future.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data and other operating information of the Company. The financial data and operating informationdo not purport to indicate results of operations as of any future date or for any future period. The financial data and operating information is derived from our consolidated financial statement and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

  (in thousands, except per share amounts)

                                                            Fiscal Year Ended
                                ---------------------------------------------------------------------
                                       1,998          1,997          1,996         1,995       1,994
                                -------------  -------------  -------------  ------------  ----------
Consolidated Statement of Operations Data:

Total revenues                       $56,432        $33,640        $14,830        $3,500       --
Gross profit (deficit)                26,400          6,923           (503)       (2,133)      --
Total operating expenses*             23,870         41,060         15,032         6,337       2,772
Operating income (loss)                2,530        (34,138)       (15,535)       (8,470)     (2,772)
Total other income (expense)              70          9,410         (1,413)         (137)        (54)
Net income (loss)                      2,600        (24,728)       (16,949)       (8,607)     (2,827)
Basic net income (loss)
  per share                            $0.08         ($0.91)        ($1.06)       ($0.47)     ($0.19)
Diluted net income (loss)
  per share                            $0.07         ($0.91)        ($1.06)       ($0.47)     ($0.19)
Shares used in basic per
  share caluclation                   31,933         27,224         15,928        18,432      14,907
Shares used in diluted
  per share calculation               34,853         27,224         15,928        18,432      14,907

Consolidated Balance Sheet Data:

Cash and cash equivalents            $51,534        $22,554        $20,156          $703      $1,224
Working capital                       59,787         19,431         20,223           719         871
Total assets                          88,354         58,262         39,842         4,657       1,609
Non-current portion of
  long-term debt                         569          2,612            281           467       --
Stockholders' equity                 $76,603        $40,643        $33,098        $2,799      $1,192

*Operating expenses included unusual items consisting of an expense reversal of $922,000 in 1998 related to a real estate reserve and expenses of $9.0 million in 1997 related to warrant compensation expense of $7.0 million, a real estate reserve and a write-
off of certain domain names.




 Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

        Our revenues, cost of revenues and operating expenses have grown substantially and we earned net income of $2.6 million in 1998 and incurred net losses of $24.7 million and $16.9 million in 1997 and 1996, respectively. The losses in 1997 and 1996 reflected substantial expenditures to develop and launch our various Internet channels and television programs. In addition, newly launched services required a certain period of growth before they began to achieve adequate revenues to support their operation. The increase in television programming and Internet channels has also required increased sales and marketing expenses as well as increased general and administrative costs. As the audience for our Internet channels and television programs grows we believe that we will be able to attract additional advertising customers and increased advertising revenues.

 Results of Operations

 Revenues

 Total Revenues. Total revenues were $56.4 million, $33.6 million and $14.8 million for 1998, 1997 and 1996, respectively.

 Television Revenues. Revenues attributable to television operations were $7.1 million, $6.9 million and $4.7 million for 1998, 1997 and 1996, respectively. From April 1995 through June 1996, television revenues were derived primarily from the sale of advertising during our CNET Central television program, which was carried nationally on USA Networks and The Sci-Fi Channel pursuant to an agreement with USA Networks. Effective July 1, 1996, we amended our agreement, whereby USA Networks licensed the right to carry the Digital Domain, a two hour programming block which included CNET Central, The New Edge and The Web, on its networks for an initial one-year term for a fee equal to the cost of production of those programs up to a maximum of $5.2 million. In January 1997, USA Networks agreed to extend the agreement for an additional year beginning July 1, 1997 and revenues were again limited to the costs of producing such programs, subject to a maximum amount of $5.5 million. During the second quarter of 1998, we entered into an agreement for an additional year of programming with USA Networks beginning July 1, 1998. The agreement added a fourth program to the Digital Domain called Cool Tech and decreased The Web from 60 minutes to 30 minutes.
Revenues are limited to the costs of production, subject to a maximum of $5.9 million.

        In August 1996, we entered into an agreement with Golden Gate Productions, L.P. ("GGP"), whereby we produce a television program, TV.COM, which was exclusively distributed by GGP.
Revenue from the distribution of TV.COM was first used to offset costs of distribution and production, with any excess being shared equally by us and GGP. In August 1997, the assets of GGP were acquired by a third party, Trans World International ("TWI") who has agreed to distribute the program under the same terms as the original GGP agreement. Beginning March 1, 1998, we assumed responsibility for the sale of advertisements on TV.COM and will pay a distribution fee to TWI.

        Television revenues increased slightly from 1997 to 1998 primarily due to the contractual increase with USA Networks for the additional year of television programming that commenced July 1, 1998. The increase in television revenues of $2.2 million from 1996 to 1997 was primarily related to twelve months of distribution of the Digital Domain and TV.COM during 1997 as compared to six months of distribution for the Digital Domain in 1998 and three months of distribution of TV.COM in 1996.

 Internet Revenues. Revenues attributable to our Internet operations were $49.4 million, $26.7 million and $10.1 million for 1998, 1997 and 1996, respectively. Internet revenues consist primarily of revenues derived from the sale of advertisements on pages delivered to users of our Internet network. Advertising programs are generally delivered on either an "impression" based program or a "performance" based program. An impression based program earns revenues when an advertisement is delivered to a user of our Internet network. A performance based program earns revenues when a user of our Internet network responds to an advertisement by linking to an advertisers Internet network. Advertising rates vary depending upon whether a program is impression or performance based, where advertisements are placed and the amount and length of the advertiser's commitment. Advertising revenues are recognized in the period in which the advertisements are delivered. Our ability to sustain or increase revenues for Internet advertising will depend on numerous factors, which include, but are not limited to, our ability to increase our inventory of delivered Internet pages on which advertisements can be displayed and our ability to maintain or increase advertising rates. In the fourth quarter of 1998 CNET began generating revenue from lead-based compensation from its shopping services.

        The increases in revenues of $22.7 million from 1997 to 1998 and $16.6 million from 1996 to 1997 was primarily attributable to increased pages delivered and increased advertisements sold on our network. Average daily pages delivered in 1998 approximated 6.9 million, an increase of 60% over 4.3 million average daily pages in 1997. The increased traffic from 1997 to 1998 primarily relates to an increase in the number of users of our network. A portion of the increased traffic was related to the addition of Shopper.Com in May, 1998. Average daily pages delivered on our Internet channels during 1997 approximated 4.3 million pages, an increase of 187% over 1.5 million average daily pages in 1996. The increase in pages delivered was attributable to a full year of operations for Search.com, News.com, Download.com, and Gamecenter.com, which ran for 10 months, 4 months, 3 months and 2 months, respectively, in 1996, as well as increased traffic growth on all of our Internet channels during 1997. In addition, Internet revenues include non-advertising revenues of $2.7 million, $5.1 million and $144,000 for 1998, 1997 and 1996 respectively. Non-advertising revenues include fees earned from Company sponsored trade shows, electronic commerce revenues, content licensing revenues, technology licensing and consulting.

        During 1998, 1997 and 1996, approximately $3.4 million, $905,000 and $760,000, respectively, of Internet revenues were derived from barter transactions whereby we delivered advertisements on our Internet channels in exchange for advertisements on the Internet sites of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements received and delivered, and the corresponding revenues and marketing expenses were recognized when the advertisements were delivered.

 Revenue Mix. Television operations accounted for 13%, 21% and 32% and Internet operations accounted for 87%, 79% and 68% of total revenues for 1998, 1997 and 1996, respectively. We expect to experience fluctuations in television and Internet revenues in the future that may be dependent on many factors, including demand for our Internet network and television programming, and our ability to develop, market and introduce new and enhanced Internet content and television programming.

 Significant Customers. USA Networks accounted for approximately 10%, 16% and 19% of total revenues for 1998, 1997 and 1996 respectively, and Microsoft Corporation accounted for 10% and 12% of total revenues for 1997 and 1996, respectively. There can be no assurance that any of these customers will continue to account for a significant portion of total revenues in any future period.

 Cost of Revenues

 Total Cost of Revenues. Total cost of revenues were $30.0 million, $26.7 million and $15.3 million for 1998, 1997 and 1996, respectively. Cost of revenues includes the costs associated with the production and delivery of our television programming and the production of our Internet channels. The principal elements of cost of revenues for our television programming have been the production costs of our television programs, which primarily consist of payroll and related expenses for the editorial and production staff, and costs for facilities and equipment. In addition, prior to June 30, 1996, cost of revenues for our television programming included the fee payable to USA Networks under our agreement with USA Networks as then in effect. The principal elements of cost of revenues for our Internet operations have been payroll and related expenses for the editorial, production and technology staff, as well as costs for facilities and equipment.

 Cost of Television Revenues. Cost of revenues for television programming were $6.7 million, $6.9 million and $6.2 million, or 95%, 100% and 132% of the related revenues, for 1998, 1997 and 1996, respectively.

        Cost of revenues for television programming in 1998 were comparable to 1997. The increase in cost of revenues for television of $700,000 from 1996 to 1997 was primarily related to $1.6 million of additional production costs for twelve months of production of the Digital Domain and TV.COM in 1997 as compared to six months of production for the Digital Domain in 1996 and three months of production of TV.COM in 1996. The increase in production costs were offset by $869,000 in fees payable to USA Networks in 1996 under the Company's initial agreement with USA Networks.

 Cost of Internet Revenues. Cost of revenues for Internet operations were $23.3 million, $19.8 million and $9.1 million or 47%, 74%, and 90% of the related revenues for 1998, 1997 and 1996, respectively.

      The increase in cost of revenues for Internet operations of $3.5 million from 1997 to 1998 was primarily attributable to $2.3 million in costs associated with an Internet network that was launched in November 1997, approximately $1.0 million in additional costs associated with Company sponsored trade shows and increases of approximately $4.0 million related to increased personnel, facilities and other costs associated with growing its Internet network. The increases in Internet cost of revenues from 1997 to 1998 were offset by cost savings resulting from the change in percentage ownership of snap. and BuyDirect which resulted in a reduction of costs of $3.8 million.

      The increase in cost of revenues for Internet operations of $10.7 million from 1996 to 1997 was primarily attributable to costs associated with Internet channels which operated for a full year in 1997, as compared to a partial year during 1996, and channels which launched in 1997. Channels that were operational for a partial year in 1996 include CNET.Search.com, CNET.News.com, CNET.Download.com, CNET.Gamecenter.com, and Buydirect.com, which were launched in March 1996, September 1996, October 1996, November 1996 and November 1996, respectively. Channels which launched during 1997 include snap. and Computers.com, which launched in September 1997 and November 1997, respectively. The Company anticipates increases in cost of revenues for Internet production in the future.

 Cost of Revenues Mix. Cost of television revenues accounted for 22%, 26% and 41% and cost of Internet revenues accounted for 78%, 74% and 59% of total cost of revenues for 1998, 1997 and 1996, respectively. This mix of cost of revenues was impacted by more rapid growth of Internet operations in each of 1998 and 1997. We anticipate that our cost of Internet revenues will continue to account for an increasing percentage of total cost of revenues in future periods.

 Sales and Marketing

      Sales and marketing expenses consist primarily of payroll, sales commissions, personnel related expenses, consulting fees and advertising expenses. Sales and marketing expenses were $14.5 million, $11.6 million and $7.8 million for 1998, 1997, and 1996, respectively. Sales and marketing expense represented 26%, 34% and 53% of total revenues in 1998, 1997 and 1996, respectively.

      The increase in sales and marketing expenses of $2.9 million from 1997 to 1998 related primarily to increased advertising expenditures of $2.8 million and increases of approximately $2.2 million in sales and marketing personnel and their related expenses. The increases were partially offset by a reduction in sales and marketing expenses resulting from the change in percentage ownership of snap. and BuyDirect, effective
December 31, 1997 and March 31, 1998, respectively. Sales and marketing expenses related to snap. and BuyDirect totaled approximately $2.9 million in 1997.

      The increase in sales and marketing expenses of $3.8 million from 1996 to 1997, was attributable to $2.3 million in expenses related to snap., which were primarily related to advertising costs, and to increased salaries and related expenses due to an increase in the size of our sales force. We expect sales and marketing expenses to increase in the future as we may pursue a more aggressive brand building strategy and as we continue to expand our sales force.

 Development

      Development expenses include expenses for the development and production of new Internet channels and research and development of new or improved technologies, including payroll and related expenses for editorial, production and technology staff, as well as costs for facilities and equipment. Costs associated with the development of a new Internet channel are no longer recognized as development expenses when the new channel begins generating revenue.

      Development expenses were $3.5 million, $13.6 million and $3.4 million for 1998, 1997 and 1996, respectively. Development expenses represented 6%, 41% and 23% of total revenues for 1998, 1997 and 1996, respectively.

      During 1997 we incurred expenses of $8.3 million for the development of snap. and $3.8 million for the development of Computers.com. Both services were launched during the fourth quarter of 1997. During 1998, our development efforts were primarily focused on enhancing our existing Internet network's functionality and performance. The decrease in development expenses from 1997 to 1998 of $10.1 million relates primarily to the completion and launch of the snap. and Computers.com sites in late 1997.

      The increase in development expenses of $10.2 million from 1996 to 1997 was primarily attributable to the development expenses for snap. and Computers.com incurred in 1997. The increases in development expenses attributable to snap. and Computers.com in 1997 were partially offset by expenses incurred to develop and launch channels during 1996, such as Download.com and Buydirect.com.

 General and Administrative

      General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses were $6.8 million, $6.8 million and $3.8 million for 1998, 1997 and 1996 respectively. General and administrative costs represented 12%, 20% and 25% of total revenues for 1998, 1997 and 1996, respectively.

      General and administrative costs for 1998 were comparable to 1997. The increase in general and administrative expense of $3.1 million from 1996 to 1997 was primarily attributable to increased salaries and related expenses and other costs related to facilitating our growth during 1997.

 Unusual Items

      In the first quarter of 1997, we incurred a one-time, non-cash expense of $7.0 million related to an amendment to the warrant agreement with USA Networks whereby we agreed that the warrants held by USA Networks will vest in full on December 31, 2006, to the extent that they have not previously vested. Additionally, USA Networks exercised its option to extend its agreement with the Company to carry three of our television programs through June 30, 1998.

      In the fourth quarter of 1997, we recognized an expense of $1.3 million related to reorganizing our real estate needs as we had determined that based on existing and planned headcount we had a significant excess of leased real estate. Also in the fourth quarter of 1997, we recognized an expense of $700,000 relating to a write-off of Internet domain names that we determined that we would not use. Through the fourth quarter of 1998, we had incurred expenses of approximately $379,000 related to reorganizing our real estate needs. During the fourth quarter of 1998 we completed our planning for 1999 and determined that, due to expected growth and potential acquisitions, we no longer had excess leased real estate and would no longer incur expenses related to the reorganization. We recorded a reversal of the remaining real estate reserve of $922,000 during the fourth quarter of 1998.

 Other Income (Expense)

      Total other income (expense) was $70,000, $9.4 million and ($1.4) million for 1998, 1997 and 1996, respectively. Other income (expense) consists of equity losses, gains on the sales of equity investments and net interest income and interest expense. Equity losses include our interest in snap., our minority interest in Vignette and our interest in a joint venture E! Online. Pursuant to an agreement in June 1998, between NBC Multimedia and us, snap., was formed as a limited liability company, whereby both companies share control. We have recorded snap's financial results using the equity method of accounting effective January 1, 1998.

      Equity losses were $11.8 million, $2.2 million and $1.9 million for 1998, 1997 and 1996, respectively. All of the equity losses in 1998 were related to snap. The equity losses in 1997 were attributable to $1.8 million related to the E! Online joint venture and $417,000 related to our Vignette investment. All of the equity losses in 1996 related to E! Online.

      Gains on the sale of equity investments were $10.5 million and $11.0 million for 1998 and 1997, respectively. The gain on sales of equity investment in 1998 were primarily attributable to a gain related to the sale of a portion of our Vignette investment of $9.8 million. The gain on sale of equity investments in 1997 was related to the sale of all our ownership in E! Online.

 Income Taxes

      We had net income for 1998 and a net loss for each of 1997 and 1996. As of December 31, 1998, we had approximately $61 million of net operating loss carryforwards for federal income tax purposes, which expire between 2008 and 2018. We also have approximately $24 million of net operating loss carryforwards for state income tax purposes, which expire between 1999 and 2003. We experienced an "ownership change" as defined by Section 382 of the Internal Revenue Code in October 1994. As a result of the ownership change, our use of the federal and state net operating loss carryforwards is subject to limitation. The ability to use net operating loss carryforwards may be further limited should we experience another "ownership change" as defined by Section 382 of the Internal Revenue Code. See Note 3 of Notes to Consolidated Financial Statements.

 Income (Loss)

      We recorded net income of $2.6 million or $0.7 per diluted share for 1998, compared to net losses of $24.7 million or $0.91 per share and $16.9 million or $1.06 per share for 1997 and 1996, respectively. Net income was $2.6 million for 1998 as compared to a net loss of $24.7 million for 1997. The change from 1997 to 1998 was attributable to an increase in total revenues of $22.8 million, a reduction of unusual items expense of approximately $8.1 million, a reduction in other income of $9.3 million and increases to cost of revenues and operating expenses (excluding unusual items) of $4.0 million. The net loss for each of the years 1997 and 1996 was primarily attributable to cost of revenues and operating expenses in excess of total revenues. The increase in net loss of $7.8 million from 1996 to 1997 was primarily attributable to increased cost of revenues of $11.4 million, increased sales and marketing expenses of $3.8 million, increased development costs of $10.2 million and increased general and administrative costs of $3.1 million, totaling $28.5 million in increased expenses, which were offset by an increase of $18.8 million in total revenues.

 Liquidity and Capital Resources

      As of December 31, 1998, we had cash and cash equivalents of $51.5 million compared to $22.6 million in 1997. Cash provided by operating activities of $9.2 million in 1998 was primarily due to earnings of $2.6 million and depreciation, amortization and the amortization of program costs of $12.1 million. Net cash used in operating activities of $5.9 million and $8.9 million for 1997 and 1996 respectively, were primarily attributable to net losses in such periods. Net cash used in investing activities of $11.0 million, $19.7 million and $18.5 million for 1998, 1997 and 1996, respectively, were primarily attributable to purchases of equipment and programming assets. Cash flows provided by financing activities of $30.8 million in 1998 consisted primarily of the issuance of common stock through a private placement in June of 1998, and the issuance of common stock through the exercise of warrants, our stock option plans and our Employee Stock Purchase Plan. Cash flows provided by financing activities in 1997 consisted primarily of proceeds from the issuance of common stock in private placements. Cash flows provided by financing activities in 1996 consisted primarily of proceeds from our IPO, the private sale of common stock to Intel and the issuance of preferred stock. We believe that existing funds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

      As of December 31, 1998 we had obligations outstanding under a note payable and under certain capital leases of $1.7 million.
Such obligations were incurred to finance equipment purchases and are payable through May 2008.

      On March 31, 1998, we contributed our ownership in BuyDirect and net assets related to BuyDirect of approximately $744,000, to a new venture that was separately owned by BuyDirect's existing management group. Prior to the transaction, BuyDirect was a wholly owned division of the Company that distributed electronic software. As part of the transaction, we received a 19% ownership interest in the new venture, BuyDirect.com. We used the cost method of accounting for the investment, effective April 1, 1998. Prior to March 31, 1998 the operating results of BuyDirect were included in our consolidated results. BuyDirect.com recently entered into a merger agreement with beyond.com. This merger will result in our owning approximately 800,000 shares of beyond.com.

      In May of 1998 we acquired U.Vision Inc. In the acquisition, we issued 1,089,930 shares of common stock in exchange for all of the outstanding shares of U.Vision. U.Vision owned and operated ComputerESP, a pricing and availability engine for buying computer products on the Internet. Subsequent to the merger, we relaunched ComputerESP as Shopper.com. We recorded this transaction using the pooling-of-interests accounting method and recorded the financial results of U.Vision in our consolidated financial statements effective April 1, 1998. The financial statements prior to April 1, 1998 were not adjusted for the financial results of U.Vision as the impact was not material.

      In June of 1998 we entered into an agreement with NBC Multimedia, Inc. ("NBC Multimedia") to form a limited liability company to operate the snap. Internet portal service. The newly formed company was called Snap! LLC. Prior to the agreement, snap. was a wholly owned division of the Company. Pursuant to the agreement, we contributed to Snap! LLC substantially all of the assets used exclusively in the operation of the snap. service. Initially, we own 81% of Snap! LLC and NBC Multimedia owns 19%. However, NBC Multimedia has an option to increase its ownership to 60%. Effective January 1, 1998, we recorded snap.'s financial results using the equity method of accounting, due to certain contractual control provisions. Prior to January 1, 1998, the operating results of snap. were included in our consolidated results.

     In June of 1998 we completed the sale of 1,625,600 shares of common stock to National Broadcasting Company, Inc. ("NBC").
The aggregate purchase price for the shares sold was $26.2 million.

     On February 9, 1999, we announced an agreement with American Online, Inc. whereby we will become the exclusive provider of computer hardware and software buying guides on the AOL service and on AOL.com, as well as the primary provider of computer buying guides on CompuServe, Digital City, AOL Hometown and certain AOL international properties. Under the terms of the agreement, AOL will receive guaranteed payments from us of $14.5 million over approximately 27 months.

     On February 16, 1999, we acquired NetVentures, Inc. in a stock-for-stock exchange valued at approximately $12.5 million.
NetVentures owns and operates ShopBuilder (www.shopbuilder.com), an online store-creation system.

     On February 19, 1999, we acquired AuctionGate Interactive,
Inc. in a stock-for-stock exchange valued at approximately $6.5 million. AuctionGate owns and operates AuctionGate.com, an auction site specializing in computer products.

     On February 26, 1999, we acquired the assets of Winfiles.com, a leading software downloading service, from Jenesys LLC for a total purchase price of $11.5 million, payable in cash in two installments of $5.75 million.

     On March 8, 1999, we effected a 2-for-1 split of our common stock that was distributed in the form of a stock dividend to our common stock holders as of February 22, 1999.

     On March 8, 1999, we also completed a private placement with gross proceeds of $172.9 million of our 5% convertible subordinated notes. The placement will be subject to certain fees and expenses. The notes are due March 1, 2006, and we pay interest on March 1 and September 1 of each year. The notes are convertible beginning June 7, 1999, at the option of the noteholder, into shares of our common stock at a conversion price of $74.8125 per share. The conversion price of the notes will be adjusted if certain events that are described in the terms of the notes occur. We may repurchase or redeem the notes at our option at any time beginning March 6, 2002 at the following prices, plus accrued and unpaid interest and liquidated damages, if any,

        Year    Redemption Price              Year    Redemtion Price

        2002     102.857%                      2004      101.429%
        2003      2.143%                       2005      100.714%

A noteholder may require us to repurchase the notes if a change of control of the Company, as described in the terms of the notes, occurs or if our common stock is no longer listed for trading on Nasdaq or another stock exchange. If one of these events occurs and the noteholder requires us to repurchase the notes, we will repurchase the notes at a purchase price equal to the face amount of the notes, plus accrued and unpaid interest and liquidated damages, if any.

        In connection with the private placement, we also agreed to file a registration statement with the Securities and Exchange Commission so that the noteholders, and the holders of shares of our common stock issued upon the conversion of the notes, will be able to resell the notes and the common stock. If we fail to file the registration statement by May 7, 1999, fail to cause the registration statement to become effective by August 5, 1999, or if we suspend the use of the related prospectus in excess of 60 days within any 12-month period, we will be required to pay additional interest on the notes. This additional interest is referred to as liquidated damages. We will pay an additional
 .25% of interest on the notes for the first 90 days of any such failure, and pay an additional .50% of interest on the notes for the period of time that our failure exceeds 90 days.

        The notes are general, unsecured obligations of the Company and are subordinate to all of our senior debt, as defined in the terms of the notes. The terms of the notes do not limit our ability to incur other indebtedness and we are not required to make periodic payments on the principal of the notes except as described above.

        On March 22, we acquired KillerApp Corporation in a stock-for-stock exchange valued at approximately $46 million.
KillerApp owns and operates KillerApp.com, an online comparison shopping service for computer and consumer electronics products.


 Seasonality

        We believe that advertising sales in traditional media, such as television, are generally lower in the first and third calendar quarters of each year than in the respective preceding quarters and that advertising expenditures fluctuate significantly with economic cycles. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of advertising expenditures generally could become more pronounced for Internet advertising. Seasonality and cyclicality in advertising expenditures generally, or with respect to Internet-based advertising specifically, could have a material adverse effect on our business, prospects, financial condition and operating results.

     We may also experience seasonality in our operating results, particularly in connection with our shopping services which may reflect seasonal trends in the retail industry. The level of consumer retail spending generally decreases in the first and third calendar quarters. Advertising expenditures, which account for substantially all of our revenues, are also subject to seasonal fluctuations and are influenced by consumer spending patterns.

Year 2000 Compliance

     We are aware of the issues associated with the programming code and embedded technology in existing systems as the year 2000 approaches. The "Year 2000 Issue" arises from the potential for computers to fail or operate incorrectly because their programs incorrectly interpret the two digit date fields "00" as 1900 or some other year, rather than the year 2000. The year 2000 issue creates risk for us from unforeseen problems in our own computer systems and from third parties, including customers, vendors and manufacturers, with whom we deal. Failures of our and/or third parties' computer systems could result in an interruption in, or a failure of certain normal business activities or operations. Such failures could materially and adversely affect our business, prospects, financial condition and operating results.

     To mitigate this risk, we have established a formal year 2000 program to oversee and coordinate the assessment, remediation, testing and reporting activities related to this issue. We are currently in the assessment phase of our year 2000 program. As part of this assessment, we will review the following systems to determine if they are year 2000 compliant:

* our application systems (financial systems, various custom-developed business applications)
* technology infrastructure (networks, servers, desktop equipment)
* facilities (security systems, fire alarm systems)
* vendors/partners and products.

 This review will include:

* the collection of documentation from software and hardware manufacturers
* the detailed review of programming code for custom applications
* the physical testing of desktop equipment using software designed to test for year 2000 compliance
* the examination of key vendors'/partners' year 2000 programs
* the ongoing testing of our products as part of normal quality assurance activities.

     We anticipate that we will complete the assessment and remediation phase and begin the testing phase of our year 2000 program by the third quarter of 1999. We have not made estimates for the costs associated with completing our year 2000 program, but will do so after completion of the assessment phase of the project. Costs incurred to date, including costs of personnel, have not been material. We can offer no assurance that we will not experience serious unanticipated negative consequences and/or additional material costs caused by undetected errors or defects in the technology used in our internal systems, or by failures of our vendors/partners to address their year 2000 issues in a timely and effective manner.

     Should miscalculations or other operational errors occur as a result of the year 2000 issue, we or the parties on which we depend may be unable to produce reliable information or to process routine transactions. Furthermore, in the worst case, we or the parties on which we depend may be incapable of conducting critical business activities which include, but are not limited to, the production and delivery of our Internet channels, invoicing customers and paying vendors, which could have a material adverse effect on our business, prospects, financial condition and operating results.

     Cautionary Statement Regarding Factors That May Affect Our
Business and Our Future Results

     Our disclosure and analysis in this report contains "forward-looking statements". Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as "may," "will," "expects," "believes", "plans," "anticipates," "estimates," "potential," or "continue," and any other words of similar meaning.

      Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

      We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses.
These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect the Company. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

     We Have A Limited Operating History and an Accumulated Deficit. We have a limited operating history upon which you can evaluate us. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in developing industries, particularly companies in the relatively new and rapidly evolving market for Internet products, content and services. Such risks for us include, but are not limited to:

* an evolving and unpredictable business model
* uncertain acceptance of new services including CNET
  Shopper.com
* competition
* management of growth.

 To address these risks, we must, among other things:

* develop new relationships and maintain existing
* relationships with our advertising customers, their ' advertising agencies and other third parties
* provide original and compelling content to Internet users and television viewers
* develop and upgrade our technology
* implement and successfully execute our business and marketing strategy
* successfully expand into new products, services or markets
* effectively manage and integrate acquisitions and other business combinations
* respond to competitive developments
* attract, retain and motivate qualified personnel.

We cannot assure you that we will succeed in addressing such risks. If we fail to do so, our revenues and operating results could be materially reduced.

     Additionally, our limited operating history and the emerging nature of the markets in which we compete makes the prediction of future operating results difficult or impossible. We can offer no assurance that our revenues will increase or even continue at their current level or that we will maintain profitability or generate cash from operations in future periods. In addition, interest that we pay on our 5% convertible subordinated notes and costs of our acquisitions, including amortization of goodwill and other purchased intangibles and ongoing operating expenses, will or may further affect our operating results. From our inception until the third quarter of 1998, we incurred significant losses. As of December 31, 1998, we had an accumulated deficit of $51.2 million. We may continue to incur losses in the future. For example, if we were to increase significantly our marketing expenses, which we are considering, it is possible that we would
incur losses as a result.   In view of the rapidly evolving nature
of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

     If currently available cash and cash generated by operations is insufficient to satisfy our liquidity requirements, we may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms that we find acceptable.

      We May Experience Fluctuations in Our Quarterly Operating
Results. Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results attributable to our Internet operations include, among others:

* demand for Internet advertising
* the addition or loss of advertisers, and the advertising budgeting cycles of individual advertisers
* the level of traffic on our network of Internet channels
* the amount and timing of capital expenditures and other costs (including marketing costs) relating to the expansion of our Internet operations
* competition
* our ability to manage effectively our development of new business segments and markets
* our ability to successfully manage the integration of operations and technology of acquisitions and other business combinations
* our ability to upgrade and develop our systems and infrastructure
* technical difficulties, system downtime or Internet brownouts
* governmental regulation and taxation policies
* general economic conditions and economic conditions specific to the Internet and Internet media.

     We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures could materially reduce our operating results and adversely affect our financial condition.

     Quarterly operating results attributable to our television operations are generally dependent on the costs we incur in producing our television programming. If the costs of producing television programs exceed licensing and distribution revenues, we could incur a gross deficit with respect to our television operations. As a result of our strategy to cross market our television and Internet operations, a decrease in the number of viewers of our television programs may have a negative effect on the usage of our Internet channels which would materially reduce our revenues and adversely affect our financial condition.

     Due to all of the foregoing factors, it is likely that our operating results may fall below our expectations or the expectations of securities analysts or investors in some future quarter. In such event, the trading price of our common stock would likely be materially adversely affected.

     Our Internet Content and Services May Not be Accepted. Our future success depends upon our ability to deliver original and compelling Internet content and services in order to attract and retain users. We cannot assure you that our content and services will be attractive to a sufficient number of Internet users to generate revenues sufficient for us to sustain operations. If we are unable to develop Internet content and services that allow us to attract, retain and expand a loyal user base possessing demographic characteristics attractive to advertisers and sellers of technology products, we will be unable to generate revenue.

     Our Television Programming May Not be Accepted. We cannot assure you that television broadcasters, cable networks or their viewers will accept our television programming. The successful development and production of television programming is subject to numerous uncertainties, including the ability to:

* anticipate and successfully respond to rapidly changing consumer tastes and preferences
* obtain favorable distribution rights
* fund new program development
* attract and retain qualified producers, writers, technical personnel and television hosts.

     We may be unable to increase or sustain our revenues if we fail to develop television programming that allows us to attract, retain and expand a loyal television audience, or if we fail to retain or develop distribution channels for our television programming.

     We Face Significant Competition. The market for Internet content and services is new, intensely competitive and rapidly evolving; there are minimal barriers to entry, and current and new competitors can launch new sites at relatively low cost. There can be no assurance that we will compete successfully with current or future competitors.

     We May Have Difficulties Managing Our Growth. We have rapidly and significantly expanded our operations and anticipate that further expansion of our operations may be required in order to address potential market opportunities. This rapid growth has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. We cannot assure you that our current personnel, systems, procedures and controls will be adequate to support our future operations, that management will be able to identify, hire, train, motivate or manage required personnel or that management will be able to successfully identify and exploit existing and potential market opportunities.

      We Have Risks Associated With System Development and Operations. Our Internet revenues consist primarily of revenues derived from the sale of advertisements and other fees from sellers of technology products on our Internet channels, in particular from arrangements with our advertising customers that provide for a guaranteed number of impressions. Any system interruptions that result in the unavailability of our Internet channels may result in us being unable to deliver the number of impressions guaranteed by such agreements. During 1998, we experienced two power interruptions which resulted in the unavailability of our Internet channels and services for portions of two days. We can offer no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our Internet channels or will be able to, in a timely manner, effectively upgrade and expand our systems.

     We are Dependent on Our Advertising Revenues. Our revenues through December 31, 1998 were derived primarily from the sale of advertising and other fees from sellers of technology products on our Internet channels and from advertising and license fees from producing our television programs. Most of our advertising contracts can be terminated by the customer at any time on very short notice. If we lose advertising customers, fail to attract new customers or are forced to reduce advertising rates in order to retain or attract customers, our revenues and financial condition will be materially adversely affected.

      The Internet May Not Be Accepted as an Advertising Medium. Our Internet advertising customers have only limited experience with the Internet as an advertising medium and neither such customers nor their advertising agencies have devoted a significant portion of their advertising budgets to Internet-based advertising in the past. Some of our potential customers have little or no experience with the Internet as an advertising medium and have not devoted significant portions of their advertising budgets to Internet-based advertising in the past. In order for us to generate advertising revenues, advertisers and advertising agencies must direct a significant portion of their budgets to the Internet and, specifically, to our Internet sites. Acceptance of the Internet among advertisers and advertising agencies also depends to a large extent on the growth of use of the Internet by consumers, which is highly uncertain, and on the acceptance of new methods of conducting business and exchanging information. If Internet-based advertising is not widely accepted by advertisers and advertising agencies, our revenues and financial condition will be materially adversely affected. In addition, users can purchase software that is designed to block banner advertisements from appearing on their computer screens as the user navigates on the Internet. This software is intended to increase the navigation speed for the user. Our revenues could be materially reduced if this software or other ad-blocking technology becomes widely-used.

     Brand May Not Be Accepted or Maintained. Promotion of the CNET brand will depend largely on our success in providing high quality Internet and television programming. If consumers do not perceive our existing Internet and television content to be of high quality, or if we introduce new Internet channels or television programs or enter into new business ventures that are not favorably received by consumers, we will not be successful in promoting and maintaining our brand. If we are unable to provide high quality content and services or otherwise fail to promote and maintain our brand, or if we incur excessive expenses in an attempt to or promote and maintain our brand, our revenues and financial condition will be materially adversely affected.

      The Loss of Key Personnel Could Adversely Affect Our Business. Our performance is substantially dependent on the continued services of Halsey M. Minor, Shelby W. Bonnie and the other members of our senior management team, as well as on our ability to retain and motivate our other officers and key employees. We do not have "key person" life insurance policies on any of our officers or other employees. Our future success also depends on our ability to attract and retain highly qualified personnel. The production of content and services for the Internet and television requires highly skilled writers and editors and personnel with sophisticated technical expertise. We have encountered difficulties in attracting qualified software developers for our Internet channels and related technologies.
The failure to attract and retain the necessary technical, managerial, editorial and sales personnel could have a material adverse effect on our business and operating results.

      We Have Risks Associated With Television Distribution and We Are Dependent on USA Networks. Our television programming is currently carried primarily on the USA Network and the Sci-Fi Channel, both of which are owned by USA Networks, pursuant to an agreement that expires on June 30, 1999. We cannot assure you that we will be able to obtain distribution for our television programming after June 30, 1999. In such event, our brand, revenues and financial condition may be materially and adversely affected.

      We Are Subject to Risks Associated With Technological Change. The market for Internet products and services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging character of these products and services and their rapid evolution will require that we continually improve the performance, features and reliability of our Internet content, particularly in response to competitive offerings. We can offer no assurance that we will be successful in responding quickly, cost effectively and sufficiently to these developments. In addition, the widespread adoption of new Internet technologies or standards could require substantial expenditures by us to modify or adapt our Internet channels and services and could fundamentally affect the character, viability and frequency of Internet-based advertising. Any of these events could have a material adverse effect on our financial condition and operating results.

     We Depend on Third Parties for Our Internet Operations. We rely on the cooperation of owners and operators of other Internet sites in connection with the operation of our Internet channels and services. We can offer no assurance that such cooperation will be available on acceptable commercial terms or at all. Our ability to develop original and compelling Internet content and service is also dependent on maintaining relationships with and using products provided by third party vendors of Internet development tools and technologies, such as:

* Macromedia's Shockwave
* Microsoft's ActiveX
* Progressive Networks' RealAudio
* Sun Microsystems' Java

     Our ability to advertise on other Internet sites and the willingness of the owners of such sites to direct users to our Internet channels through hypertext links are also critical to the success of our Internet operations. If we are unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if our competitors are better able to leverage such relationships, our financial condition and operating results will be materially adversely affected.

      We Have Risks Associated With Our Potential Acquisitions and Investments. From time to time, we consider new business opportunities and ventures, including acquisitions, in a broad range of areas. Any decision by us to pursue a significant business expansion or new business opportunity would likely require a substantial investment of capital, which could have a material adverse effect on our financial condition and our ability to implement our existing business strategy, or the issuance of additional equity interests, which would be dilutive to our current stockholders. Any investment could also result in operating losses for us. Further, the pursuit of expansion or new business opportunities would place additional, substantial burdens on our management personnel and our financial and operational systems. In addition, we can offer no assurance that we will have sufficient capital to pursue any investment or acquisition. We can offer no assurance that we will be able to develop any new Internet channel or service or other new business venture in a cost effective or timely manner or that it would achieve market acceptance. We cannot assure you that any significant business expansion or new business opportunity would ever be profitable.

      We Have Risks Associated With Business Combinations and Strategic Alliances. We may choose to expand our operations or market presence by entering into agreements, business combinations, investments, joint ventures or other strategic alliances with third parties, such as our agreement with America Online, or our joint venture with an affiliate of NBC to operate the snap. Internet portal service. Any such transaction will be accompanied by risks commonly encountered in such transactions, which include, among others:

* the difficulty of assimilating the operations, technology and personnel of the combined companies
* the potential disruption of our ongoing business
* the possible inability to retain key technical and managerial personnel
* additional expenses associated with amortization of goodwill and other purchased intangible assets
* additional operating losses and expenses associated with the activities and expansion of acquired businesses
* the possible impairment of relationships with existing employees and advertising customers.

There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with such business combination, investments, joint ventures or other strategic alliances, or that such transactions will be profitable.

        We Are Dependent on Intellectual Property Rights and Others May Infringe Upon Those Rights. We rely on trade secret and copyright laws to protect our proprietary technologies. We cannot assure you that such laws will provide sufficient protection, that others will not develop technologies that are similar or superior to ours, or that third parties will not copy or otherwise obtain and use our technologies without authorization.

        We Have Risks Associated with Domain Names. We currently hold various Web domain names relating to our brand and sites. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as the current exclusive registrar for the ".com," ".net" and ".org" generic top-level domains. The regulation of domain names in the United States and in foreign countries is subject to change. We cannot assure you that we will be able to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We, therefore, may be unable to prevent third parties from acquiring domain names that are similar to, or infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. Any such inability could have a material adverse effect on our business.

      We Have Risks Associated With Government Regulation and Legal Uncertainties. Although there are currently few laws and regulations directly applicable to the Internet, it is possible that new laws and regulations will be adopted covering issues such as privacy, copyrights, obscene or indecent communications and the pricing, characteristics and quality of Internet products and services. The adoption of restrictive laws or regulations could decrease the growth of the Internet or expose us to significant liabilities.

      We are Dependent on the Continued Growth in Use of the Internet. Rapid growth in the use of and interest in the Internet is a recent phenomenon. We can offer no assurance that acceptance and use of the Internet will continue to develop or that a sufficient base of users will emerge to support our business.

     To the extent that the Internet continues to experience an increase in users, an increase in frequency of use or an increase in the bandwidth requirements of users, we can offer no assurance that the Internet infrastructure will be able to support the demands placed upon it. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased government regulation. If use of the Internet does not continue to grow or grows more slowly than expected, or if the Internet infrastructure does not effectively support growth that may occur, our revenues and financial condition would be materially adversely affected.

     We Have Capacity Constraints and May be Subject to System Disruptions. The satisfactory performance, reliability and availability of our Internet channels and our network infrastructure are critical to attracting Internet users and maintaining relationships with advertising customers. Our Internet advertising revenues are directly related to the number of advertisements delivered by us to users. System interruptions that result in the unavailability of our Internet channels or slower response times for users would reduce the number of advertisements delivered and reduce the attractiveness of our Internet channels to users and advertisers. We have experienced periodic system interruptions in the past and believe that such interruptions will continue to occur from time to time in the future. Any increase in system interruptions or slower response times resulting from the foregoing factors could have a material adverse effect on our revenues and financial condition.

     Our Internet and television operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. All of our servers and television production equipment is currently located in San Francisco, California, an area that is susceptible to earthquakes. Since launching our first Internet site in June 1995, we have experienced system downtime for limited periods of up to a few hours due to power loss and telecommunications failures, and there can be no assurance that interruptions in service will not materially adversely affect our operations in the future. We do not carry sufficient business interruption insurance and do not carry earthquake insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our financial condition.

      We May Be Liable for Our Internet and Television Content. As a publisher and a distributor of content over the Internet and television, we also face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that we publish or distribute. Such claims have been brought, and sometimes successfully pressed, against online services. In addition, we could be exposed to liability with respect to material indexed or offered on our sites. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our financial condition.

      We Have Security Risks. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our Internet operations. We may be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. For example, so-called "spiders" have and can be used in efforts to copy our databases, including our database of technology products and prices.

      Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet, particularly as a means of conducting commercial transactions.
To the extent that activities of us or third party contractors involve the storage and transmission of proprietary information, such as computer software or credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. There can be no assurance that contractual provisions attempting to limit our liability in such areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements.

      We Are Dependent on Licensed Technology. We rely on certain technology licensed from third parties, and there can be no assurance that these third party technology licenses will be available or will continue to be available to us on acceptable commercial terms or at all.

      We Have Substantial Indebtedness. As a result of the sale of our 5% convertible subordinated notes in March 1999 we incurred $172.9 million of additional indebtedness. Along with the notes, we may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

* make it difficult for us to make payments on the notes
* make it difficult for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes
* limit our flexibility in planning for, or reacting to changes in, our business
* make us more vulnerable in the event of a downturn in our business.

      We can offer no assurance that we will be able to meet our debt service obligations including our obligations under the notes.

      We May Be Unable To Pay Our Debt Service and Other Obligations. Our operating income and cash flow generated during 1998 would have been insufficient to pay the amount of interest payable annually on our indebtedness, including our notes. We can offer no assurance that we will be able to pay interest and other amounts due on the notes or our other indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we otherwise fail to comply with the various covenants in our indebtedness, we would be in default under the terms thereof, which would permit the holders of such indebtedness to accelerate the maturity of such indebtedness and could cause defaults under our other indebtedness. Any such default could have a material adverse effect on our financial condition.

      We Face Uncertainty Relating to the Year 2000 Issue. We are in the assessment phase of our year 2000 program. We can offer no assurance that we will not experience serious unanticipated negative consequences and/or additional material costs caused by undetected errors or defects in the technology used in our internal systems, or by failures of our vendors/partners to address their year 2000 issues in a timely and effective manner.

     The Price of Our Common Stock Is Subject to Wide
Fluctuation. The trading price of our common stock is subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

* quarterly variations in operating results
* announcements of innovations
* new products, strategic developments or business combinations by us or our competitors
* changes in our expected operating expense levels or losses
* changes in financial estimates and recommendations of securities analysts
* the operating and securities price performance of other companies that investors may deem comparable to us
* news reports relating to trends in the Internet.
* other events or factors many of which are beyond our control.

     In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our operating performance.

     Certain Provisions of Our Certificate of Incorporation, Bylaws and Delaware Law Could Deter Takeover Attempts. Some provisions in our certificate of incorporation and bylaws could delay, prevent or make more difficult a merger, tender offer, proxy contest or change of control. Our stockholders might view any such transaction as being in their best interest since the transaction could result in a higher stock price than the current market price for our common stock. Among other things, our certificate of incorporation and bylaws:

* authorize our board of directors to issue preferred stock in series with the terms of each series to be fixed by our board of directors
* divide our board of directors into three classes so that only approximately one-third of the total number of directors is elected each year
* permit directors to be removed only for cause
* specify advance notice requirements for stockholder proposals and director nominations

       In addition, with certain exceptions, the Delaware General
Corporation Law restricts mergers and other business combinations between us and any stockholder that acquires 15% or more of our voting stock.

Item 7A.  Quantitative and Qualitative Disclosures About Market
Risk

      We are exposed to the impact of interest rate changes and changes in the market values of our investments.

      Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

     Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if force to sell securities which have declined in market value due to changes in interest rates.

      Investment Risk. We invest in equity instruments of privately-held, information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less that 20%. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. In February 1999, one of these investments in a privately-held company became a marketable equity security when the investees completed an initial public offering. Such investment, which is in the Internet industry, is subject to significant fluctuations in fair market value due to the volatility of the stock market, and is recorded as long-term investments.


Item 7A.  Quantitative and Qualitative Disclosures About Market
Risk

     We are exposed to the impact of interest rate changes and changes in the market values of our investments.

     Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

     Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if force to sell securities which have declined in market value due to changes in interest rates.

     Investment Risk. We invest in equity instruments of privately-held, information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less that 20%. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. In February 1999, one of these investments in a privately-held company became a marketable equity security when the investees completed an initial public offering. Such investment, which is in the Internet industry, is subject to significant fluctuations in fair market value due to the volatility of the stock market, and is recorded as long-term investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors Report

The Board of  Directors,
CNET, Inc.

We have audited the accompanying consolidated balance sheets of CNET, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our reponsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CNET, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                        KPMG LLP
San Francisco, California
February 9, 1999, except
as to paragraph 5 of
footnote 5 and footnote 10,
which are as of March 22, 1999

                               CNET, INC.
                       CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                  --------------------------
                                                      1998          1997
                                                  ------------  ------------
                     ASSETS
Current assets:
  Cash and cash equivalents                       $51,533,655   $22,553,988
  Accounts receivable, net of allowance for
   doubtful accounts of $1,721,625 and $461,000
   in 1998 and 1997, respectively                  15,074,639     9,149,762
  Accounts receivable, related party                1,710,745          --
  Other current assets                              1,704,765     1,134,957
  Restricted cash                                     945,330     1,599,113
                                                  ------------  ------------
   Total current assets                            70,969,134    34,437,820

Property and equipment, net                        15,325,512    19,553,537
Other assets                                        2,059,806     4,270,321
                                                  ------------  ------------
   Total assets                                   $88,354,452   $58,261,678
                                                  ============  ============

        LIABILITIES AND  STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $3,476,654    $3,567,783
  Accrued liabilities                               6,592,819    10,080,504
  Current portion of long-term debt                 1,112,512     1,358,772
                                                  ------------  ------------
     Total current liabilities                     11,181,985    15,007,059

Long-term debt                                        569,245     2,611,815
                                                  ------------  ------------
     Total liabilities                             11,751,230    17,618,874

Commitments and contingencies

Stockholders' equity:
  Common stock; $0.0001 par value;
    50,000,000 shares authorized; 34,119,948
    and 29,324,370 shares issued and
    outstanding in 1998 and 1997,
    respectively                                        3,412         2,936
  Additional paid-in capital                      127,770,245    94,696,127
  Accumulated deficit                             (51,170,435)  (54,056,259)
                                                  ------------  ------------
     Total stockholders' equity                    76,603,222    40,642,804
                                                  ------------  ------------
     Total liabilities and stockholders' equity   $88,354,452   $58,261,678
                                                  ============  ============

     See accompanying notes to consolidated financial statements.

                                     CNET, INC.
                           CONDOLIDATED STATEMENTS OF OPERATIONS

                                                Year Ended December 31,
                                     ------------------------------------------
                                         1998           1997           1996
                                     -------------  -------------  ------------
Revenues:
   Internet                           $49,374,195    $26,717,280   $10,133,684
   Television                           7,057,885      6,922,309     4,696,664
                                     -------------  -------------  ------------
     Total revenues                    56,432,080     33,639,589    14,830,348
                                     -------------  -------------  ------------
Cost of revenues:
   Internet                            23,291,215     19,812,604     9,120,545
   Television                           6,741,133      6,904,471     6,212,959
                                     -------------  -------------  ------------
      Total cost of revenues           30,032,348     26,717,075    15,333,504
                                     -------------  -------------  ------------
      Gross profit (deficit)           26,399,732      6,922,514      (503,156)
                                     -------------  -------------  ------------
Operating expenses:
   Sales and marketing                 14,530,355     11,602,746     7,821,454
   Development                          3,454,387     13,608,846     3,438,333
   General and administrative           6,806,886      6,848,793     3,772,368
   Unusual items                         (921,839)     9,000,000          --
                                     -------------  -------------  ------------
     Total operating expenses          23,869,789     41,060,385    15,032,155
                                     -------------  -------------  ------------
     Operating income(loss)             2,529,943    (34,137,871)  (15,535,311)

Other income(expense):
   Equity losses                      (11,795,944)    (2,228,430)   (1,865,299)
   Gain on sale of equity investments  10,450,342     11,026,736          --
   Interest income (expense), net       1,415,616        611,473       451,948
                                     -------------  -------------  ------------
     Total other income (expense)          70,014      9,409,779    (1,413,351)
                                     -------------  -------------  ------------
     Net income (loss)                 $2,599,957   ($24,728,092) ($16,948,662)
                                     =============  =============  ============

Basic net income (loss) per share           $0.08         ($0.91)       ($1.06)
                                     =============  =============  ============

Diluted net income (loss) per share         $0.07         ($0.91)       ($1.06)
                                     =============  =============  ============

Shares used in calculating             31,932,530     27,223,642    15,927,794
  basic per share data               =============  =============  ============

Shares used in calculating
  diluted per share data               34,852,938     27,223,642    15,927,794
                                     =============  =============  ============

     See accompanying notes to consolidated financial statements.

                                  CNET, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 Convertible
                               Preffered Stock       Common Stock     Additional                  Total
                            -------------------- -------------------   Paid-in    Accumulated  Stockholders'
                              Shares     Amount    Shares    Amount    Capital      Deficit       Equity
                            ----------- -------- ----------- ------- ------------ ------------ ------------
Balances as of
 December 31, 1995           3,439,202   34,392   5,400,000     540   15,143,363  (12,379,505)   2,798,790
Issuance of Series B
 convertible preferred
 stock                         366,144    3,661        --        --      362,483         --        366,144
Issuance of Series D
 convertible preferred
 stock                           2,588       26        --        --       33,307         --         33,333
Issuance of Series E
 convertible preferred
 stock                         453,169    4,532        --        --    8,364,102         --      8,368,634
Issuance of warrants             --         --         --        --      164,000         --        164,000
Public stock offering,
 net of $3,151,406
 issuance costs                  --         --    5,200,000     520   37,776,074         --     37,776,594
Conversion of preferred
 stock into common stock    (4,261,103) (42,611) 15,633,346    1564       41,047         --          --
Exercise of stock options        --         --      306,000      30      369,530         --        369,560
Employee stock purchase
 plan                            --         --       23,578       2      169,759         --        169,761
Net loss                         --         --         --        --          --   (16,948,662) (16,948,662)
                            ----------- -------- ----------- ------- ------------ ------------ ------------
Balances as of
 December 31, 1996               --         --   26,562,924   2,656   62,423,665  (29,328,167)  33,098,154
Exercise of stock options        --         --      822,914      86    1,175,494         --      1,175,580
Employee stock purchase
 plan                            --         --       70,026       8      705,403         --        705,411
Issuances of common stock        --         --    1,868,506     186   23,391,565         --     23,391,751
Warrant compensation             --         --         --        --    7,000,000         --      7,000,000
Net loss                         --         --         --        --          --   (24,728,092) (24,728,092)
                            ----------- -------- ----------- ------- ------------ ------------ ------------
Balances as of
 December 31, 1997               --         --   29,324,370   2,936   94,696,127  (54,056,259)  40,642,804
Exercise of stock options
 and warrants                    --         --    2,027,662     202    6,246,092         --      6,246,294
Employee stock purchase
 plan                            --         --       56,386       4      723,553         --        723,557
Issuances of common stock        --         --    1,625,600     162   26,212,556         --     26,212,718
Issuance of common stock in
 relation to the UVision
 acquisition                     --         --    1,089,930     108     (108,083)     285,867      177,892
Net income                       --         --        --         --       --        2,599,957    2,599,957
                            ----------- -------- ----------- ------- ------------ ------------ ------------
Balances as of
 December 31, 1998               --         --   34,119,948   3,412  127,770,245  (51,170,435)  76,603,222
                            =========== ======== =========== ======= ============ ============ ============

         See accompanying notes to consolidated financial statements.

                                    CNET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                        ----------------------------------------
                                            1998          1997          1996
                                        ------------- ------------- ------------
Cash flows from operating activities:
  Net income(loss)                        $2,599,957  ($24,728,092)($16,948,662)
  Adjustments to reconcile net loss
   to net cash provided (used) in
   operating activities:
    Depreciation and amortization          6,341,217     5,054,980    1,928,496
    Amortization of program costs          5,802,074     6,548,937    4,673,201
    Interest expense converted into
      preferred stock                            --            --       222,141
    Allowance for doubtful accounts        1,260,625       361,214       75,000
    Reserve for joint venture                    --     (1,248,799)   1,865,299
    Warrant compensation expense                 --      7,000,000           --
    Changes in operating assets and
     liabilities:
      Accounts receivable                 (9,730,143)   (4,218,799)  (4,165,939)
      Other current assets                   455,340      (916,690)      29,750
      Other assets                         4,933,084    (1,515,407)  (1,237,499)
      Accounts payable                       328,540       228,931    2,807,549
      Accrued liabilities                 (2,833,799)    7,534,213    1,839,558
                                        ------------- ------------- ------------
        Net cash provided (used) in
          operating activities             9,156,895    (5,899,512)  (8,911,106)
                                        ------------- ------------- ------------
Cash flows from investing activities:
  Purchases of equipment, excluding
   capital leases                         (4,879,353)  (12,213,050) (10,739,354)
  Purchases of programming assets         (6,083,639)   (5,826,476)  (5,438,092)
  Loan to joint venture                          --     (1,639,139)  (1,776,588)
  Investment in Vignette Corporation             --            --      (511,500)
                                        ------------- ------------- ------------
        Net cash used in investing
          activities                     (10,962,992)  (19,678,665) (18,465,534)
                                        ------------- ------------- ------------
Cash flows from financing activities:
  Net proceeds from issuance of
   convertible preferred stock                   --            --     4,543,826
  Net proceeds from inital public
   offering                                      --            --    37,776,594
  Net proceeds from issuance of
   common stock                           26,212,718    23,391,751           --
  Net proceeds from the issuance of common
    stock in relation to the UVision
    acquisition                             (107,975)
  Allocated proceeds from issuance
   warrants                                      --            --       164,000
  Proceeds from stockholder reveivable           --            --       594,654
  Proceeds from employee stock
   purchase plan                             723,557       705,411      169,761
  Proceeds from debt                             --      3,280,806    3,636,000
  Proceeds from exercise of stock
  and warrants                             6,246,294     1,175,580      141,050
  Principal payments on capital leases      (416,377)     (238,688)    (104,542)
  Principal payments on equipment note    (1,872,453)     (338,630)     (91,851)
                                        ------------- ------------- ------------
        Net cash provided by
          financing activities            30,785,764    27,976,230   46,829,492
                                        ------------- ------------- ------------
Net increase (decrease) in cash and
 cash equivalents                         28,979,667     2,398,053   19,452,852
Cash and cash equivalents at
 beginning of period                      22,553,988    20,155,935      703,083
                                        ------------- ------------- ------------
Cash and cash equivalents at end
 of period                               $51,533,655   $22,553,988  $20,155,935
                                        ============= ============= ============

Supplemental disclosure of cash flow
 information:
  Interest paid                             $324,762      $254,790      $88,792


Supplemental disclosure of noncash
 transactions:
  Non cash portion of Investment          $3,066,449          --       $105,000


  Capital lease obligations incurred            --        $408,408     $297,436


  Note issued in exchange for
   equipment                                    --            --       $137,551

  Exercise of stock options through
    issuance of note receivable from
    stockholder                                 --            --       $594,654

  Conversion of preferred stock into
    common stock                                --            --        $42,611

  Conversion of debt and interest
   into 0,0, and 208,548
   shares of convertible preferred
   stock, respectively                          --            --     $3,858,141

     See accompanying notes to consolidated financial statements.

                                CNET, INC.
                       NOTES TO FINANCIAL STATEMENTS


(1)   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 DESCRIPTION OF BUSINESS

     CNET, Inc. (the "Company") was incorporated in the state of Delaware in December 1992 and is a media company integrating television programming with a network of channels on the World Wide Web. The Company produces five television programs and operates an Internet network focused on computers and technologies. Revenues for television are derived primarily from licensing fees for the distribution of the television programming. Internet revenues are primarily derived from the sale of advertising.


PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of CNET,Inc., and its majority owned controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

 CONCENTRATION OF CREDIT RISK

     Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of periodic investments of excess cash and trade accounts receivable.
Substantially all of the Company's accounts receivable are derived from domestic sales. Historically, the Company has not incurred material credit related losses. The Company invests excess cash in low risk, liquid instruments. No losses have been experienced on such investments.

 DEVELOPMENT

     Development expenses include expenses which were incurred in the development of new Internet channels and in research and development of new or improved technologies that enhance the performance of the Company's Internet channels. Costs for development are expensed as incurred. Costs are no longer recognized as development expenses when a new Internet channel is launched and is generating revenue.

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

 REVENUE RECOGNITION

     Through June 30, 1996, television revenues were principally derived from the sale of advertising during the Company's CNET CENTRAL television program and were recognized upon broadcast based on the number of viewers of the program. Effective July 1, 1996, and subsequently renewed through June 30, 1999, the Company licensed a two hour programming block it produces for broadcast on a cable network for a license fee limited to the costs of production of the programming block and further limited to certain maximum amounts per the contract. In
September 1996, the Company began producing TV.com which was exclusively exclusively distributed by Golden Gate Productions, L.P., ("GGP").
The revenue from this program was used first to offset costs of distribution and production and thereafter was shared equally by the Company and GGP. In August 1997, the assets of GGP were acquired by a third party who agreed to distribute the program through Trans World International, ("TWI"), under the same terms. Beginning March 1, 1998, the Company assumed responsibility for the sale of advertisements on TV.com and pays a distribution fee to the third party.

     Internet revenues consist primarily of revenues derived from the sale of advertisements on pages delivered to users of our Internet network. Advertising programs are generally delivered on either an "impression" based program or a "performance" based program. An impression based program earns revenues when an advertisement is delivered to a user of our Internet network. A performance based program earns revenues when a user of our Internet network responds to an advertisement by linking to an advertisers Internet network. Advertising revenues are recognized in the period in which the advertisements are delivered. In the fourth quarter of 1998, the Company began generating revenue from lead-based compensation from its shopping services.

NET INCOME (LOSS) PER SHARE

Basic net income per share is computed using the weighted average number of outstanding shares of common stock and diluted net income per share is computed using the weighted average number of outstanding shares of common stock and common stock equivalents. Basic and diluted net loss per share are computed using the weighted average number of outstanding shares of common stock. Net loss per share for the years ended December 31, 1997 and 1996, does not include the effect of approximately 5,077,844 and 3,128,932 stock options, with weighted average exercise prices of $12.37 and $3.55, respectively, because their effects are anti-dilutive.

     The following table sets forth the computation of net income
(loss) per share (in thousands, except per share data):

                                                Year Ended December 31,
                                       ---------------------------------------
                                             1998         1997        1996
                                       -------------- ------------ -----------
Net income (loss)                            $2,600     ($24,728)   ($16,949)
Basic and diluted:                     ============== ============ ===========
 Weighted average common shares
  outstanding used in computing basic        31,933       27,224      15,928
  net income(loss) per share           ============== ============ ===========
 Basic net income(loss) per share             $0.08       ($0.91)     ($1.06)
                                       ============== ============ ===========
 Weighted average common shares
  and common stock equivalents
  outstanding used in computing diluted
  net income(loss) per share                 34,853       27,224      26,928
                                       ============== ============ ===========
 Diluted net income(loss) per share           $0.07       ($0.91)     ($1.06)
                                       ============== ============ ===========


 STOCK-BASED COMPENSATION

      The Company accounts for its stock-based employee compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price.

 COMPREHENSIVE INCOME(LOSS)

     The Company has no significant comprehensive income(loss) and, accordingly, the comprehensive income(loss) is the same as net income
(loss) for all periods.

 ADVERTISING EXPENSE

     The cost of advertising is expensed as incurred. Such costs are included in selling and marketing expense and totalled approximately $5,081,308, $2,267,154 and $3,697,314 during the years ended December 31,
1998, 1997 and 1996, repectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate their respective fair values.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company reviews its long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

USE OF ESTIMATES

     The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 BARTER TRANSACTIONS

     The Company trades advertisements on its Internet sites in exchange for advertisements on the Internet channels of other companies. These revenues and marketing expenses are recorded at the fair market value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Internet channels and expense from barter transactions is recognized when advertisements are delivered on the other companies' Internet sites. Barter revenues were approximately $3,369,000, $905,000, and $760,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


RECENT ACCOUNTING PRONOUNCEMENTS

     The FASB recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 by July 1, 1999. Management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or operations of the Company.



(2)   BALANCE SHEET COMPONENTS


CASH AND CASH EQUIVALENTS

     The carrying value of cash and cash equivalents consisted of:

                                              December 31,
                                       ---------------------------
                                            1998          1997
                                       -------------- ------------
      Commercial paper                   $21,452,792   $2,004,131
      Money market mutual funds           23,447,941   17,034,006
      Cash                                 6,632,922    3,515,851
                                       -------------- ------------
                                         $51,533,655  $22,553,988
                                       ============== ============

     All cash equivalents have been classified as available for sale securities as of December 31, 1998 and 1997.

RESTRICTED CASH

     Restricted cash balance relates to certain deposits in escrow for leasehold improvements and as collateral for letters of credit relating to security deposits.


PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                                      December 31,
                                               ---------------------------
                                                    1998          1997
                                               -------------- ------------
      Computer equipment                         $12,270,491  $11,769,291
      Production equipment                         2,552,420    2,241,597
      Office equipment, furniture & fixtures       3,131,737    2,230,267
      Software                                     1,845,777    1,745,660
      Leasehold improvements                       7,644,246    7,193,769
      Assets in progress                             620,165    1,533,198
                                               -------------- ------------
                                                  28,064,836   26,713,782

      Less accumulated depreciation
        and amortization                          12,739,324    7,160,245
                                               -------------- ------------
                                                 $15,325,512  $19,553,537
                                               ============== ============


     As of December 31, 1998 and 1997, the Company had equipment under capital lease agreements of $1,168,134 , and accumulated amortization of $1,084,125 and $694,747, respectively.

     As of December 31, 1998, the Company had purchased equipment pursuant to loan agreements in the amount of $948,982. As of December 31, 1998 and 1997, the equipment had accumulated amortization of $702,408 and $512,612, respectively.


 ACCRUED LIABILITIES

   A summary of accrued liabilities follows:

                                                December 31,
                                       ---------------------------
                                            1998          1997
                                       -------------- ------------
   Compensation and related benefits      $4,007,614   $2,594,386
   Marketing and advertising                 577,872      619,101
   Deferred Revenue                          594,212    3,233,681
   Lease Abandonment                              --    1,300,000
   Other                                   1,413,121    2,333,336
                                       -------------- ------------
                                          $6,592,819  $10,080,504
                                       ============== ============

 DEBT

   During 1997, the Company secured a $10.0 million line of credit from a bank. The line of credit consisted of a $5.0 million operating line of credit at an interest rate of prime (8.5%) plus 0.5%, secured by all of the Company's tangible assets and a $5.0 million equipment line at an interest rate of prime (8.5%) plus 1%, for up to 65% of capital equipment purchases. The Company did not renew the $10.0 million line of credit upon its expiration in July 1998. As of December 31, 1997, the Company had not yet drawn any of the operating line of credit and had drawn $768,000 on the capital equipment line which was paid off in July, 1998. In addition, the Company had proceeds of $2.5 million from an asset based loan bearing interest equal to the treasury rate plus 5.56% secured by certain capital equipment. The $2.5 million asset based loan is subject to certain financial covenants. At December 31, 1998 the Company was in compliance with those covenants.

   During 1996 and 1995, the Company financed certain production equipment in the amounts of $189,256 and $759,726, repectively, through notes at an an interest rate of 12.25%. The notes are secured by the equipment financed. The current and long-term portion of the notes are included in current portion of long-term debt and long-term debt, respectively, in the accompanying balance sheet (along with capital lease obligations, Note 4). The aggregate annual principal payments for notes payable outstanding as of December 31, 1998, are summarized as follows:

     YEAR ENDING DECEMBER 31,
     -----------------------
          1999                               994,177
          2000                               535,728
          2001                                33,517
                                       --------------
                                          $1,563,422
                                       ==============

(3)   INCOME TAXES

     The Company's effective tax rate differs from the statutory federal income tax rate of 34% as shown in the following schedule:

                                                Year Ended December 31,
                                       ----------------------------------------
                                            1998          1997            1996
                                       -------------- ------------ ------------
 Income tax benefit at statutory rate          34.0%        34.0%        34.0%
 Operating losses with no current tax
  benefit                                     (34.0%)      (34.0%)      (34.0%)
                                       -------------- ------------ ------------
  Effective tax rate                              --           --          --
                                       ============== ============ ============


The tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below:

                                                Year Ended December 31,
                                       ----------------------------------------
                                            1998         1997         1996
                                       -------------- ------------ ------------
 Capitalized "start-up" expenses         $457,000       $818,000   $1,217,000
 Net operating losses                  22,184,000     16,268,000    9,596,000
 Accruals, reserves and other           3,275,000      6,289,000    1,027,000
                                       -------------- ------------ ------------
                                       25,916,000     23,375,000   11,840,000
 Less valuation allowance              25,916,000     23,375,000   11,840,000
                                       -------------- ------------ ------------
                                      $        --    $        --  $     --
                                       ============== ============ ============



     The Company has a valuation allowance as of December 31, 1998, which fully offsets its gross deferred tax assets due to the Company's historical losses and the fact that there is no guarantee the Company will generate sufficient taxable income in the future to be able to realize any or all of the deferred tax assets. The net change in the total valuation allowance for the year ended December 31, 1998, was $2,541,000

     As of December 31, 1998, the Company has approximately $61,000,000 of net operating losses for federal income tax purposes, which expire between 2008 and 2018. The Company also has approximately $24,000,000 of net operating loss carryforwards for state income tax purposes, which expire between 1999 and 2003. Included in the deferred tax assets above is approximately $5,500,000 related to stock option compensation for which the benefit, when realized, will be an adjustment to equity.

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


(4)   LEASES

     The Company has several non-cancelable leases primarily for general office, facilities, and equipment that expire over the next ten years. Future minimum lease payments under these leases are as follows:

                                          Capital      Operating
     YEAR ENDING DECEMBER 31,              Leases        Leases
     -----------------------           -------------- ------------
 1999                                       $129,140   $4,548,163
 2000                                            --     3,519,185
 2001                                            --     2,396,254
 2002                                            --     1,421,819
 2003                                            --       981,674
 Thereafter                                      --       598,910
                                       -------------- ------------
 Total minimum lease payments                129,140  $13,466,005
                                                      ============
 Less amount representing
  interest                                    10,805
                                       --------------
 Capital lease obligation, all current      $118,335
                                       ==============

     Rental expense from operating leases amounted to $3,226,310, $2,242,186, and $789,678 for the years ended December 31, 1998, 1997 and 1996, respectively.

(5)   STOCKHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK

     On July 2, 1996, the Company effected an initial public offering (IPO) of 4,000,000 shares of its common stock for $8 per share. Simultaneously with the IPO, the Company sold 1,200,000 shares of common stock to Intel Corporation at 93% of the IPO price. The net proceeds from these two offerings (after deducting underwriting discounts and commissions and offering expenses) were $37.8 million, and were received on July 8, 1996.

      On July 21, 1997, the Company sold 402,506 shares of common stock in a private placement to Intel for aggregate proceeds of approximately $5.3 million. On December 18, 1997, the Company sold 1,466,000 shares of common stock in a private placement to three "accredited investors" (as defined in Rule 501(a) under the Securities Act of 1933) for aggregate net proceeds of approximately $18.1 million.

     On May 12, 1998, the Company completed the acquisition of U.Vision, Inc., a California corporation ("U.Vision"), through a merger between U.Vision and a wholly-owned acquisition subsidiary of the Company ("the merger"), in which the Company issued 1,089,930 shares of common stock in exchange for all of the outstanding shares of U.Vision. U.Vision owned and operated ComputerEsp, a pricing and availability engine for buying computer products on the Internet. Subsequent to the merger, the Company relaunched the service as Shopper.com. The Company recorded this transaction using the pooling-of-interests accounting method and recorded the financial results of U.Vision in its financial statements effective April, 1, 1998. The financial statements of the Company prior to April 1, 1998 have not been adjusted for the financial results of U.Vision as the impact was not material. The shares used in calculating the basic and diluted net loss per share data have been adjusted in prior periods to reflect the U.Vision transaction as outstanding for all periods.

     In June of 1998, the Company completed the sale of 1,625,600 shares of common stock to National Broadcasting Company, Inc., ("NBC"). The aggregate purchase price for the shares sold was $26.2 million.

STOCK SPLIT

     On March 8, 1999, the Company effected a two-for-one split of its common stock. The accompanying consolidated financial statements have been retroactively adjusted to reflect the stock split.

     In May 1996, the Company effected a three-for-two split of its common stock in connection with the IPO. The accompanying consolidated financial statements have been retroactively adjusted to reflect the stock split.

 STOCK OPTION PLAN

     In 1994, the Board of Directors adopted a Stock Option Plan (the "1994 Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The 1994 Plan authorizes grants of options to purchase up to 5,500,000 shares of authorized but unissued common stock. In 1997, the stockholders approved the 1997 Stock Option Plan (the 1997 Plan"). The 1997 Plan authorizes grants of options to purchase up to 5,000,000 shares of authorized but unissued common stock. Stock options for both the 1994 and 1997 Plans are granted with an exercise price equal to the fair market value at the date of grant. All stock options have 10-year terms and generally vest and become fully exercisable between three and four years from the date of grant.

     A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996, and changes during each of the years then ended:

                                                        Weighted
                                           Number       Average
                                             of         Exercise
                                           Shares        Prices
                                       -------------- ------------
 Balance as of December 31, 1995           2,952,500         0.80
 Granted                                   1,728,400         5.72
 Exercised                                (1,393,934)        0.52
 Cancelled                                  (158,034)        2.73
                                       -------------- ------------
 Balance as of December 31, 1996           3,128,932         3.55
 Granted                                   2,647,046        11.87
 Exercised                                  (889,392)        1.44
 Cancelled                                  (243,504)        7.04
                                       -------------- ------------
 Balance as of December 31, 1997           4,643,082         8.42
 Granted                                   2,472,900        16.74
 Exercised                                  (920,638)        5.12
 Cancelled                                (1,117,460)       11.60
                                       -------------- ------------
 Balance as of December 31, 1998           5,077,884       $12.37
                                       ============== ============

     As of December 31, 1998, 1997 and 1996, the number of options exercisable was 1,050,016, 858,888 and 804,794, respectively, and the weighted average of those options was $7.01, $3.06, and $1.11, respectively. As of December 31, 1998, there were 2,218,152 additional shares available for grant under the Plans.


     The Company applies APB Opinion No. 25 in accounting for the Plans and, accordingly, no compensation cost has been recognized for the Plans in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income(loss) and net income (loss) per share would have been increased to the pro forma amounts indicated below:

                                                Year Ended December 31,
                                       ----------------------------------------
                                                1998      1997         1996
                                       -------------- ------------ ------------
     Net income(loss)
       As reported                       $2,599,957 ($24,728,092)($16,948,662)
       Pro forma                       ($13,130,574)($29,872,164)($18,259,031)
     Basic net income(loss) per share
       As reported                            $0.08       ($0.91)      ($1.06)
       Pro forma                             ($0.41)      ($1.10)      ($0.81)
     Diluted net income(loss) per share
       As reported                            $0.07       ($0.91)      ($1.06)
       Pro forma                             ($0.38)      ($1.10)      ($0.81)


     The effects of applying SFAS 123 in this pro forma disclosure is not indicative of the effects on reported results for future years. SFAS No. 123 does not apply to awards prior to 1995.

     The weighted-average fair value of options granted in 1998, 1997 and 1996, was $16.74, $11.87 and $5.72, respectively.

     The fair value of each option grant is estimated on the date of grant using Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: no dividend yield, expected volatility of 75%, risk-free interest rate of 6%, and an expected life of five years, five years and one year.

     The following table summarizes information about stock options outstanding as of December 31, 1998:

                           Options Oustanding               Options Exercisable
                   ------------------------------------  ------------------------
                                 Weighted
                      Number      Average    Weighted       Number     Weighted
                   Outstanding   Remaining    Average    Exercisable    Average
     Range of         As of     Contractual  Exercise       As Of      Exercise
 Exercise Prices      12/31/98     Life        Price        12/31/98     Price
------------------ ------------ ----------- -----------  ------------ -----------

 $0.6000    $4.2950    543,544        6.86     $2.5307       376,086     $1.9915
 $6.0000    $7.3150    551,624        7.56     $6.5059       253,860     $6.4988
 $7.7500   $10.0650     80,250        8.10     $8.9125        18,626     $8.4692
$10.3750   $10.3750    638,298        8.92     $6.9167       154,700    $10.3750
$10.6900   $12.0650    805,124        8.63    $11.7106       168,184    $11.6537
$12.1250   $13.7500    173,736        8.53    $13.3392        36,138    $13.3415
$13.9400   $13.9400    921,574        9.24    $13.9400         3,876    $13.9400
$14.0000   $14.7500    121,086        8.65    $14.2317        20,320    $14.0931
$16.1250   $16.1250    664,000        9.42    $16.1250          --          --
$16.4400   $34.2500    578,648        9.63    $23.3122        18,226    $22.6535
                   ------------                          ------------
 $0.6000   $34.2500  5,077,884        8.68    $12.3702     1,050,016     $7.0065
                   ============                          ============

401(k) PROFIT SHARING PLAN

In 1996, the Company adopted a 401(k) Profit Sharing Plan (the "401(k) Plan") that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all of the Company's employees. Participants may elect to contribute a percentage of their compensation to this plan, up to the statutory maximum amount. The Company may make discretionary contributions to the 401(k) Plan, but has not done so to date.

     EMPLOYEE STOCK PURCHASE PLAN

     In July 1996, the Company adopted an Employee Stock Purchase Plan that covers substantially all employees. Participants may elect to purchase the Company's stock at a 10% discount of the lower of the closing price at the beginning or end of the quarter by contributing a. percentage of their compensation. The maximum percentage allowed is 10%.

(6)   MAJOR CUSTOMERS AND CONTRACTS

 CUSTOMERS

     For the year ended December 31, 1998, one customer, USA Networks, accounted for approximately 10% of the Company's revenues. For the years ended December 31, 1997 and 1996, two customers accounted for over 10% of the Company's revenues with USA Networks accounting for approximately 16% and 19%, and Microsoft Corporation accounting for approximately 10% and 12% of total revenues, respectively.


CONTRACTS

     In February 1995, the Company entered into an agreement with USA Networks to carry its television program, CNET CENTRAL. The contract allowed the Company to sell the available advertising on the program. In connection with this agreement, the Company issued 1,033,500 common stock warrants at an exercise price of $1.21 per share to USA Networks. As of December 31, 1998, all such warrants were exercised.

    Effective July 1, 1996, the agreement with USA Networks was amended to license to USA Networks the right to carry a two hour programming block produced by the Company, called "Digital Domain" for broadcast on the USA Network and The SciFi Channel for an initial term of one year. Under the amended agreement, USA Networks licensed the rights to Digital
Domain for a fee equal to the cost of production of the programs up to a maximum of $5,250,000 for the first year with an option to extend the term for an additional year. In January 1997, USA Networks exercised this option.

     In addition, pursuant to the amended agreement, the Company agreed to pay USA Networks a fee of $1.0 million for the right to cross-market the Company's Internet channels on the television programs produced by the Company for USA Networks. During the second year extension the Company paid a fee of $750,000 for the right to continue such cross-marketing activities. These fees are reported by the Company as marketing expenses.

     In January 1997, USA Networks exercised its option to extend its agreement with the Company to carry Digital Domain through June 30, 1998. In connection with this extension to the agreement, the Company agreed that the warrants held by USA Networks would vest in full on December 31, 2006, to the extent they had not previously vested. As a result of this change, the Company incurred a one-time charge to earnings of approximately $7.0 million during the first quarter of 1997.

     In July 1998, the Company entered into an agreement with USA Networks to again license to USA Networks the right to carry Digital Domain for broadcast on the USA Network and The SciFi Channel for a one year period. The Company agreed to pay USA Networks a fee of $750,000 for the right to cross-market the Company's Internet channels on the television programs produced by the Company for USA Networks.

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

      In June 1997, the Company sold its 50% equity position and certain technology licenses and marketing and consulting services to its joint venture partner for $10.0 million in cash and a $3.2 million note receivable, which was included in other assets in the balance sheet and certain additional payments for up to three years. The note receivable was paid in full in November, 1998.

      In August 1996, the Company entered into an agreement with GGP whereby the Company produced a television program, TV.COM, which was exclusively distributed by GGP. Any revenues from the distribution of TV.COM were first used to offset costs of distribution and production and thereafter were shared equally by CNET and GGP. In August 1997, the assets of GGP were acquired by a third party who has agreed to distribute the program through TWI under the same terms and conditions. Beginning March 1, 1998, the Company assumed responsibility for the sale of advertisements on TV.com and pays a distribution fee to TWI.


(7)   UNUSUAL ITEMS

      In the fourth quarter of 1997, the Company recognized an expense of $1.3 million related to lease abandonment costs and recognized an expense of $700,000 relating to a write off of Internet domain names that the Company had determined that it would no longer use. Through the fourth quarter of 1998, the Company had incurred expenses of $379,000 related to the abandonment of excess real estate and during the fourth quarter the Company determined that it had completed the abandonment of excess real estate. Accordingly, the Company reversed approximately $922,000 of this expense in the fourth quarter of 1998.

      In the first quarter of 1997, the Company incurred a one-time, non-cash expense of $7.0 million related to an amendment to the warrant agreement with USA Networks whereby the Company agreed that the warrants held by USA would vest in full on December 31, 2006, to the extent that they had not previously vested.

(8)   RELATED PARTY TRANSACTIONS

     Included in other assets on the accompanying balance sheets is an advance to an officer of the Company for $26,250.

     An affiliate of an officer and stockholder of the Company loaned the Company $800,000 in 1996 at an interest rate of 8% and was granted 9,800 warrants to purchase Series D Convertible preferred stock at an exercise price of $12.88 per share. This loan was subsequently converted to Series E convertible preferred stock, which were subsequently converted to 29,400 warrants to purchase common stock. at an exercise price of $4.29 per share. As of December 31, 1997, all of these warrants were outstanding and exercisable and expire in January 2001. Such warrants were valued at estimated fair market value at the date of issuance.

     A stockholder loaned the Company $3,000,000 in 1996 at an interest rate of 8%. Interest expense related to the loan was $34,000 in 1996.
This loan was subsequently converted to Series E convertible preferred stock. In connection with this loan agreement, the Company granted the lender 36,750 warrants to purchase Series D convertible preferred stock at an exercise price of $12.88 per share, which were subsequently converted to 110,250 warrants to purchase common stock at an exercise price of $4.29 per share. As of December 31, 1998, all of these warrants were outstanding and exercisable and expire on dates from May 2000 to February 2001. Such warrants were valued at estimated fair market value at the date of issuance.

     In April 1996, a stockholder exercised options to purchase 366,144 shares of Series B preferred stock and 273,000 shares of common stock for an aggregate of $694,654. The consideration was paid by $100,000 in cash and the issuance of a note for $594,654, which was repaid in July 1996. Such shares of Series B preferred stock were converted into 1,098,432 shares of common stock at the IPO.

     In December 1997, an officer of the Company purchased 16,000 shares of common stock for $198,000 as a participant in a private placement.

     BUYDIRECT.COM (BuyDirect) was a wholly owned division of the Company that distributed electronic software. On March 31, 1998, the Company contributed its ownership in BuyDirect, and net assets related to BuyDirect of approximately $744,000, to a new venture that is separately owned and operated by BuyDirect's existing management group. As part of the transaction, the Company received a 19% ownership interest in the new venture. The Company uses the cost method of accounting for its BuyDirect investment thus recorded an investment of approximately
$744,000 on its balance sheet. Initially, the Company also entered into a multi-year arrangement with the new venture to provide marketing and promotion through April 30, 2000. Effective October 31, 1998, the Company terminated the inital contract and entered into a new agreement in exhange for approximately $7.5 million for marketing and promotion through September 30, 2000. In conjunction with the new agreement, the Company received a promissory note maturing on October 31, 2002 in the amount of $5.6 million.
      For the year ended December 31, 1998, the Company recognized $2,510,422 in revenues related to advertising purchased by BuyDirect and to the licensing of technology. As of December 31, 1998, the Company had a $1.7 million receivable balance from BuyDirect related to advertising purchased, licensing of technology and payments made by CNET on behalf of the venture. The balance is included on the balance sheet as a related party accounts receivable.

     Pursuant to an agreement dated June 4, 1998 among the Company, NBC Multimedia, Inc. a Delaware corporation ("NBC Multimedia"), and Snap
LLC, a Delaware limited liability company (the LLC), the Company and
NBC Multimedia agreed to form the LLC to operate the Snap Internet portal service, which was previously operated as a division of the Company. In connection with the formation and initial capitalization of the LLC, which was completed on June 30, 1998, the Company contributed to the LLC substantially all of its assets used exclusively in the operation of the Snap service. Initially, the LLC will be owned 81% by the Company and 19% by NBC Multimedia, however, NBC Multimedia has an option to increase its ownership stake in the LLC to 60% and currently shares control of the LLC with the Company. The accompanying financial statements present Snap's financial results using
the equity method of accounting effective January 1, 1998.   Included in
equity losses on the accompanying 1998 statement of operations are losses of $11,796,344 related to Snap. As of December 31, 1998 the Company's investment in Snap has been reduced to zero.

(9)    SEGMENT INFORMATION

     The Company has adopted the provisions of SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance.
     The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue and cost of revenue by operating segment for purposes of making operating decisions and assessing financial performance. The consolidated information reviewed by the CEO is identical to the information presented in the accompanying financial statement of operations. The Company operates in two segments, television and CNET Online, the Company's Internet operation.

(10)   SUBSEQUENT EVENTS

     On February 9, 1999, the Company announced an agreement with America Online, Inc., ("AOL"), whereby the Company will become the exclusive provider of computer hardware and software buying guides on the AOL service and on AOL.com, as well as the primary provider of computer buying guides on CompuServe, Digital City, AOL Hometown and certain AOL international properties. Under the terms of the agreement, AOL will receive guaranteed payments from the Company in the amount of $14.5 million over approximately 27 months.

     On February 16, 1999, the Company acquired NetVentures, Inc., in a stock ("NetVentures"), in a stock-for-stock exhange valued at approximately $12.5 million. NetVentures owns and operates ShopBuilder, an online store-creation system.

     On February 19, 1999, the Company acquired AuctionGate Interactive, Inc., ("AuctionGate"),in a stock-for-stock exchange valued at approximately $6.5 million. AuctionGate owns and operates AuctionGate.com, an auction site specializing in computer products.

     On February 26, 1999, the Company acquired the assets of Winfiles.com, a leading downloading service, from Jenesys, LLC, for a total purchase price of $11.5 million, payable in cash in two installments of $5.75 million

     On March 8, 1999, the Company completed a private placement with gross proceeds of $172,915,0000 of 5% converitble subordinated notes. The placement will be subject to certain fees and expenses. The notes are convertible, at the option of the noteholder, into shares of common stock.

     On March 22, 1999, the Company acquired KillerApp Corporation in a stock-for-stock exchange valued at approximately $46 million. KillerApp owns and operates KillerApp.com, an online comparison shopping service for computer and consumer related products.

     In March 1999, BuyDirect entered into a merger agreement with beyond.com. This merger will result in our owning approximately
800,000 shares of beyond.com as a result of our ownership interest in BuyDirect.

                                SCHEDULE II

                           CNET, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                           (Numbers presented in thousands)

                                 Additions
                                -----------------------

                   Balance at   Charged to  Charged to                  Balance
                    Beginning    Costs and     Other      Deductions    at End
                    of Period    Expenses    Accounts      Describe    of Period
                   ------------ ----------- -----------  ------------ -----------
             1998
------------------
Allowance for
  doubtful accounts     $461      $1,443        $621(3)    $743 (1)     $1,722
                                                            $60 (2)
             1997
------------------
Allowance for
  doubtful accounts     $100        $578        --         $217 (1)       $461

             1996
------------------
Allowance for
  doubtful accounts      $25        $75         --            --          $100


(1) Accounts written off.
(2) Part of sale of Buy Direct, Inc.
(3) Amounts charged to revenu to cover underdelivery of quaranteed impressions.

S-2  Independent Auditors' Report on Schedule

The Board of Directors
CNET, Inc.

Under date of February 9, 1999, except as to paragraph 5 of footnote 5 and foonote 10, which are as of March 22, 1999, we reported on the consolidated balance sheets of CNET, Inc., and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statements schedule in the annual report on Form 10-K for the year 1998. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

                                                        KPMG LLP
San Francisco, California
March 22, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


        Incorporated by reference from the Registrant's definitive Proxy Statement for its 1999 annual meeting, which will be filed pursuant to Regulation 14A (the "1999 Proxy Statement"), under the caption
"Management."


ITEM 11.  EXECUTIVE COMPENSATION

        Incorporated by reference from the 1999 Proxy Statement, under the caption "Executive Compensation and Other Information," but specifically excluding the information under the captions "--
Performance Graph" and "-- Compensation Committee's Report on
Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference from the 1999 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and
Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference from the 1999 Proxy Statement under the caption "Certain Relationships and Related Transactions."


ITEM 14.  EXHIBITS,FINANCIAL STATEMENT SCHEDULES LIST AND REPORTS ON FORM 8-K

(a)   EXHIBITS:

(1) Financial Statements. The following consolidated financial statements are filed as a part of this report under Item 8, "Financial Statements and Supplementary Data":

    Consolidated Balance Sheets as of December 31, 1998 and 1997

    Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

    Consolidated Statements of Cash Flow for the years ended December
      31, 1998, 1997 and 1996

    Notes to Consolidated Financial Statements

    Independent Auditors' Report of KPMG LLP

(2) Financial Statement Schedules. The following financial statement schedules are filed as part of this report:

       S-1 Schedule II Valuation and Qualifying Accounts


       S-2  Independent auditors report on schedule


(3) Exhibits.

 3.1(1)       --    Finder.com, Inc. and Virtual Software Library, Inc. into
                    CNET, Inc.
 3.2(2)       --    Certificate of Amendment of Certificate of Incorporation
                    of the Company
 3.3(3)       --    Certificate of Ownership and Merger of Gamecenter.com,
                    Inc., Finder.com, Inc., Buyer.com, Inc. and Virtual
                    Software Library, Inc. into CNET, Inc.
 3.4(1)       --    Amended and Restated Bylaws of the Company
 4.1(1)       --    Specimen of Common Stock Certificate
10.1(1)       --    CNET, Inc. Amended and Restated Stock Option Plan
10.2(1)       --    Employment Agreement, dated as of October 19, 1994,
                    between the Company and Halsey M. Minor
10.3(3)       --    Employment Agreement, dated as of October 19, 1994,
                    between the Company and Shelby W. Bonnie
10.4(1)       --    Employment Agreement, dated to be effective as
                    of December 1, 1993 and amended as of August 1,
                    1995 and as of April 1, 1996, between the
                    Company and Kevin Wendle
10.5(1)       --    Employment Agreement, dated to be effective as
                    of February 20, 1995 and amended as of September
                    19, 1995, between the Company and Jonathan
                    Rosenberg
10.6(1)       --    Option Exercise Agreement, dated as of April 9,
                    1996, between the Company and Kevin Wendle
10.7(1)       --    Promissory Note of Kevin Wendle, payable to the
                    Company, dated as of April 9, 1996
10.8(1)       --    Lease Agreement, dated as of January 28, 1994,
                    between the Company and Montgomery/North
                    Associates and amended as of January 31, 1995
                    and as of October 19, 1995
10.9(1)       --    Lease, dated as of October 19, 1995, between the
                    Company and The Ronald and Barbara Kaufman
                    Revocable Trust, et al.
10.10(1)      --    Agreement, dated as of February 1, 1995, between the
                    Company to USA Networks.
10.11(1)      --    Warrant to Purchase Common Stock, dated February 9
                    1995, issued by the Company to USA Networks
10.12(1)      --    Series C Converible Preferred Stock Purchase Warrant,
                    dated as of May 25, 1995, issued by the Company to
                    Vulcan Ventures Incorporated
10.13(1)      --    Series D Converible Preferred Stock Purchase Warrant,
                    dated as of January 23, 1996.  issued by the Company to
                    the Bonnie Family Partnership
10.14(1)      --    Operating Agreement of E! Online, LLC, dated as of January
                    30, 1996, between the Company and E! Entertainment
                    Television, Inc.
10.15(1)      --    Series D Converible Preferred Stock Purchase Warrant,
                    dated as of February 20, 1996.  issued by the Company to
                    Vulcan Ventures Incorporated
10.16(1)      --    Amended and Restated Agreement , dated as of July 1, 1996, between the Company and USA Networks
10.17(1)      --    Subscription Agreement, dated as of April 26, 1996,
                    between the Company and the Series E Purchasers
                    identified therein
10.18(1)      --    1996 Employee Stock Purchase Plan of the Company
10.19(1)      --    Stock Purchase Agreement between Intel Corporation and
                    the Company dated July 1, 1996
10.20(4)      --    Stock Purchase Agreement betweenVignette Corporation and
                    the Company
10.21(5)      --    Letter Agreement, dated February 20, 1997, between the
                    Company and Kevin Wendle.
10.22(2)      --    CNET, Inc. 1997 Stock Option Plan
10.23(6)      --    Stock Purchase Agreement, dated as of June 4, 1997, between
                    Intel Corporation and the Company
10.24(7)      --    Master Agreement, dated as of June 30, 1997, amoung the
                    Company, E! Entertainment Television, Inc. and E! Online,
                    LLC
10.25(8)      --    Security and Loan Agreement between Imperial Bank and the
                    Company, dated July 24, 1997
10.26(8)      --    Note from the Company to Imperial Bank dated July 24, 1997
10.27(8)      --    Loan and Security Agreement between The CIT Group and the
                    Company dated September 5, 1997
10.28(8)      --    Office Lease between One Beach Street, LLC and the Company dated September 24, 1997
10.29(9)      --    Stock Purchase Agreement, dated as of December 18, 1997,
                    amoung the Company and the Purchasers identified therein
10.30(10)     --    Agreement and Plan of Merger, dated as of May 7, 1998
                    by and among CNET, Inc., and CNET Acquisition Corp.,
                    U. Vision Inc. and the stockholders of U.Vision Inc.
10.31(11)     --    Contribution Agreement, dated as of June 4, 1998,
                    by and among the Company, NBC and Snap! LLC.
10.32(11)     --    Amended and Restated Limited Liability Company
                    Agreement of Snap! LLC, dated as of June 30, by and
                    among the Company and NBC Multimedia, Inc.
10.33(11)     --    Stock Purchase Agreement, dated as of June 4, 1998,
                    by and between the Company and NBC
10.34(2)      --    Agreement, dated as of July 1, 1998, between USA
                    Networks and the Company
10.35(12)     --    Agreement and Plan of Merger, dated as of February 2,
                    1999, by and among CNET, Inc., NetVentures, Inc. and
                    the stockholders of NetVentures, Inc.
10.36(12)     --    Purchase Agreement, dated as of December 18, 1998,
                    by and among Jenesys LLC and Steve Jenkins
10.37(12)     --    Amendment No. 1 to Purchase Agreement, dated as of
                    January 22, 1999, by and among CNET, Inc. and Jenesys
                    LLC and Steve Jenkins
10.38(12)     --    Amendment No. 2 to Purchase Agreement, dated as of
                    February 11, 1999, by and among CNET, Inc. and Jenesys
                    LLC and Steve Jenkins
10.39(12)     --    Agreement and Plan of Merger, dated as of February 19,
                    1999, by and among CNET, Inc., AuctionGate Interactive,
                    Inc. and the stockholders of AuctionGate, Inc.
10.40*        --    Indenture dated March 8, 1999 between the Company
                    and The Bank of New York, as trustee
10.41*        --    Form of 5% Convertible Subordinated Note due 2006
10.42*        --    Registration Agreement dated March 8, 1999 between the
                    Company and Salomon Smith Barney Inc. BancBoston
                    Robertson Stephens Inc. and Volpe Brown & Company, LLP,
                    as Representatives of the Initial Purchasers
21.1(1)       --    List of Subsidiary Corporations
23.1*         --    Consent of Independent Auditors


*       Filed herewith.

(1) Incorporated by reference from a previously filed exhibit to the Company's Registration Statement on Form SB-2, registration no. 333-4752-LA.

(2) Incorporated by reference from a previously filed exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(3) Incorporated by reference from a previously filed exhibit to the Company's Registration Statement on Form S-8, registration no. 333-34491.

(4) Incorporated by reference from a previously filed exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.

(5) Incorporated by reference from an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(6) Incorporated by reference from a previously filed exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

(7) Incorporated by reference from a previously filed exhibit to the Company's Current Report on Form 8-K dated July 11, 1997.

(8) Incorporated by reference from a previously filed exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

(9) Incorporated by reference from a previously filed exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(10) Incorporated by reference from a previously filed exhibit to the Company's Current Report on Form 8-K filed May 22, 1998.

(11) Incorporated by reference from a previously filed exhibit to the Company's Current Report on Form 8-K filed July 15, 1998.

(12) Incorporated by reference from a previously filed exhibit to the Company's Current Report on Form 8-K filed March 1,1999.




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


                          By   /s/ Halsey M. Minor
                               ----------------------------------
                                Halsey M. Minor
                                Chairman of the Board, President
                                and Chief Executive Officer

                         Date   March 31, 1999
                               ----------------------------------

                         By     /s/  Douglas N. Woodrum
                               ----------------------------------
                                Douglas N. Woodrum
                                Chief Financial Officer

                         Date   March 31, 1999
                               ----------------------------------


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



                         By     /s/ Halsey M. Minor
                               ----------------------------------
                                Halsey M. Minor
                                Chairman of the Board, President
                                and Chief Executive Officer

                         Date   March 31, 1999
                               ----------------------------------

                         By     /s/  Shelby W. Bonnie
                               ----------------------------------
                                Shelby W. Bonnie
                                Director, Executive Vice President, Chief
                                Operating Officer and Secretary

                         Date   March 31, 1999
                               ----------------------------------

                         By     /s/  Douglas N. Woodrum
                               ----------------------------------
                                Douglas N. Woodrum
                                Chief Financial Officer

                         Date   March 31, 1999
                               ----------------------------------

                         By      /s/  John C. "Bud" Colligan
                               ----------------------------------
                                John C. "Bud" Colligan
                                Director

                         Date   March 31, 1999
                               ----------------------------------

                         By      /s/  Mitchell Kertzman
                               ----------------------------------
                                Mitchell Kertzman
                                Director

                         Date   March 31, 1999
                               ----------------------------------

                         By      /s/  Eric Robison
                               ----------------------------------
                                Eric Robison
                                Director

                         Date   March 31, 1999
                               ----------------------------------