Form 10-Q
period 1999-03-31
CNET INC /DE
filed 1999-05-19
CIK 1015577

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-Q


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to ________

                         COMMISSION FILE NUMBER: 0-20939

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

                                 Yes /X/  No / /

As of April 30, 1999 there were 35,614,023 shares of the registrant's common stock outstanding.

===============================================================================

Part 1.  Financial Information
Item 1.   Financial Statements

                                   CNET, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                    (in 000's)

                                                    March 31,      December 31,
                                                      1999           1998
                                                   -------------  -------------
                              ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . .       $208,152        $51,534
     Marketable securities . . . . . . . . . . .        194,125            -
     Accounts receivable, net. . . . . . . . . .         16,667         15,074
     Accounts receivable, related party. . . . .            -            1,711
     Other current assets. . . . . . . . . . . .          9,914          1,705
     Restricted cash . . . . . . . . . . . . . .          5,916            945
                                                   -------------  -------------
          Total current assets . . . . . . . . .        434,774         70,969

Property and equipment, net. . . . . . . . . . .         15,337         15,325
Other assets . . . . . . . . . . . . . . . . . .         22,087          2,060
                                                   -------------  -------------
                                                       $472,198        $88,354
                                                   =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable. . . . . . . . . . . . . .         $3,464         $3,477
     Accrued liabilities . . . . . . . . . . . .          8,946          6,593
     Current portion of long-term debt . . . . .          1,063          1,112
     Deferred tax liability. . . . . . . . . . .         50,300            -
                                                   -------------  -------------
          Total current liabilities. . . . . . .         63,773         11,182

Long-term debt . . . . . . . . . . . . . . . . .        179,118            569
                                                   -------------  -------------
          Total liabilities. . . . . . . . . . .        242,891         11,751

Stockholders' equity:
     Common stock. . . . . . . . . . . . . . . .              4              3
     Additional paid-in capital. . . . . . . . .        130,719        127,770
     Other comphrehensive income . . . . . . . .        127,008            -
     Accumulated deficit . . . . . . . . . . . .        (28,424)       (51,170)
                                                   -------------  -------------
          Total stockholders' equity . . . . . .        229,307         76,603
                                                   -------------  -------------
                                                       $472,198        $88,354
                                                   =============  =============

          See accompanying notes to condensed consolidated financial statements.

                                   CNET, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                  (in 000's)

                                         Three Months Ended
                                            March 31,
                                     ------------------------
                                         1999        1998
                                     ----------- ------------
Revenues:
   Internet. . . . . . . . . . . . .    $17,950       $8,009
   Television. . . . . . . . . . . .      1,652        1,752
                                     ----------- ------------
      Total Revenues . . . . . . . .     19,602        9,761

Cost of revenues:
   Internet. . . . . . . . . . . . .      6,838        5,289
   Television. . . . . . . . . . . .      1,607        1,747
                                     ----------- ------------
      Total cost of revenues . . . .      8,445        7,036
                                     ----------- ------------
Gross profit . . . . . . . . . . . .     11,157        2,725

Operating expenses:
   Sales and marketing . . . . . . .      4,920        2,480
   Development . . . . . . . . . . .      1,508          777
   General and administrative. . . .      1,527        1,644
   Amortization of intangible assets        306         -
                                     ----------- ------------
      Total operating expenses . . .      8,261        4,901
                                     ----------- ------------
Operating income(loss) . . . . . . .      2,896       (2,176)

Other income (expense):
   Equity losses . . . . . . . . . .        -         (3,679)
   Gain on investments sales . . . .     19,875         -
   Interest income(expense), net . .        237          199
                                     ----------- ------------
   Total other income (expense). . .     20,112       (3,480)
                                     ----------- ------------
   Net income (loss). . . . . . . . .   $23,008      ($5,656)
                                     =========== ============

Other comprehensive income, net of tax:

   Unrealized holding gains arising
    during the period. . . . . . . .    127,008         -
                                     ----------- ------------
   Comprehensive income(loss)          $150,016      ($5,656)
                                     =========== ============

Basic net income (loss) per share. .      $0.67       ($0.19)
                                     =========== ============

Diluted net income (loss) per share.      $0.61       ($0.19)
                                     =========== ============

Shares used in calculating
  basic per share data . . . . . . .     34,495       29,570
                                     =========== ============

Shares used in calculating
  diluted per share data . . . . . .     37,977       29,570
                                     =========== ============

   See accompanying notes to condensed consolidated financial

                                   CNET, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (in 000's)

                                                          Three Months Ended
                                                                March 31,
                                                      ---------------------
                                                      1999       1998
                                                      ---------- ----------
Cash flows from operating activities:
   Net income(loss) . . . . . . . . . . . . . . . . .   $23,008    ($5,656)
   Adjustments to reconcile net income(loss) to net
     cash used in operating activities:
     Depreciation and amortization. . . . . . . . . .     1,851      1,617
     Amortization of program costs. . . . . . . . . .     1,949      1,701
     Allowance for doubtful accounts. . . . . . . . .       (80)       199
     Gain on investments . . . . . . . . . . . . .      (19,875)       -
     Changes in operating assets and liabilities:
        Accounts receivable . . . . . . . . . . . . .       332       (250)
        Other current assets. . . . . . . . . . . . .    (9,652)      (249)
        Other assets. . . . . . . . . . . . . . . . .    (3,201)       182
        Accounts payable. . . . . . . . . . . . . . .       (18)      (767)
        Accrued liabilities . . . . . . . . . . . . .     2,981     (1,692)
                                                      ---------- ----------
           Net cash provided by (used in) operating
             activities . . . . . . . . . . . . . . .    (2,705)    (4,915)
                                                      ---------- ----------
Cash flows from investing activities:
  Purchases of equipment, excluding capital leases. .    (1,358)    (1,123)
  Purchases of programming assets . . . . . . . . . .    (2,000)    (1,484)
  Deferred interest . . . . . . . . . . . . . . . . .      (690)       -
  Cash paid for acquisitions. . . . . . . . . . . . .    (6,859)       -
                                                      ---------- ----------
           Net cash used in investing activities. . .   (10,907)    (2,607)
                                                      ---------- ----------
Cash flows from financing activities:
  Net proceeds from issuance of convertible debt. . .   166,943        -
  Net proceeds from employee stock purchase plan. . .       190        222
  Net proceeds from exercise of options . . . . . . .     3,263        784
  Principal payments on capital leases. . . . . . . .       (42)       (87)
  Principal payments on equipment note. . . . . . . .      (124)      (312)
                                                      ---------- ----------
           Net cash provided by financing activities.   170,230        607
                                                      ---------- ----------
Net increase (decrease) in cash and cash equivalents.   156,618     (6,915)
Cash and cash equivalents at beginning of period  . .    51,534     22,554
                                                      ---------- ----------
Cash and cash equivalents at end of period  . . . . .  $208,152    $15,639
                                                      ========== ==========
Supplemental disclosure of cash flow information:
  Interest paid . . . . . . . . . . . . . . . . . . .      $130        $68
                                                      ========== ==========
Supplemental disclosure of noncash transactions:
  Issuance of debt for acquisitions . . . . . . . . .   $50,300     $  -
                                                      ========== ==========
  Equity investments. . . . . . . . . . . . . . . . .  $177,491       $582
                                                      ========== ==========
  Deferred tax liability. . . . . . . . . . . . . . .    $5,098     $  -
                                                      ========== ==========

         See accompanying notes to condensed consolidated financial statements.

                                        CNET, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                        (Unaudited)



(1) Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's most recent annual report on Form 10-K, as filed with the Securities and Exchange Commission, which contains additional financial and operating information and information concerning the significant accounting policies followed by the Company.

        The condensed consolidated results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the current year or any other period.

Net Income (Loss) Per Share

        Basic net income per share is computed using the weighted average number of outstanding shares of common stock and diluted net income per share is computed using the weighted average number of outstanding shares of common stock and common stock equivalents.
Basic and diluted net loss per share are computed using the weighted average number of outstanding shares of common stock. Net loss per share for the period ended March 31, 1999 does not include the effect of the potential conversion of convertible debt to approximately 2,311,312 common shares related to the Convertible Subordinated Debt offering completed on March 8, 1999, because their effect is anti-dilutive. Net loss per share for the period ended March 31, 1998 does not include the effect of approximately 4,286,068 stock options because their effect is anti-dilutive.

     The following table sets forth the computation of net income
(loss) per share (in thousands, except per share data):

                                             Three Months
                                           Ended March 31,
                                       -------------------------
                                             1999       1998
                                       --------------  --------
Net income (loss)                           $23,008      ($5,656)
Basic and diluted:                     ============== ============
 Weighted average common shares
  outstanding used in computing basic        34,495       29,570
  net income(loss) per share           ============== ============
 Basic net income(loss) per share             $0.67       ($0.19)
                                       ============== ============
 Weighted average common shares
  and common stock equivalents
  outstanding used in computing diluted
  net income(loss) per share                 37,977       29,570
                                       ============== ============
 Diluted net income(loss) per share           $0.61       ($0.19)
                                       ============== ============

Income Taxes

      No income tax provision has been provided as the Company has sufficient net operating losses for which no benefit has been recognized, to cover anticipated taxable income for fiscal 1999.

Stock Split

        On March 8, 1999, the Company effected a two-for-one split of its common stock. The accompanying consolidated financial statements for the period ended March 31, 1998 have been adjusted to reflect the stock split.

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


(2) Comprehensive Income

        The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and disclosures of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Financial statements for earlier periods have been reclassified for comparative purposes.

        During the first quarter of 1999 the Company reported unrealized holding gains arising from investments. The Company has an investment in Vignette Corporation ("Vignette"), which completed an initial public offering during the first quarter of 1999. The Company's investment in Vignette was recorded at market value based on the closing price of Vignette's stock on March 31, 1999. In addition, the Company recognized a gain on the sale of BuyDirect.com ("BuyDirect"), which resulted from the merger of beyond.com and BuyDirect as a result of the merger, the Company owns approximately 755,000 shares of beyond.com, a public corporation.
The Company recorded a non-cash gain based on the market value of the shares received on the date of the merger. At March 31, 1999, the increase in value of the beyond.com shares was recorded as other comprehensive income.

(3) Segment Information

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


(4) NetVentures Acquisition

        On February 16, 1999, the Company completed the acquisition of NetVentures, Inc., a California corporation ("NetVentures"), through a merger of NetVentures into the Company. Pursuant to the merger, the Company issued 207,204 shares of common stock in exchange for all of the outstanding shares of NetVentures. NetVentures owned and operated ShopBuilder, an online store-creation system. The Company recorded this transaction using the pooling-of-interets accounting method and recorded the financial results of NetVentures in its consolidated financial statements effective January 1, 1999. The consolidated financial statements of the Company prior to January 1, 1999 have not been adjusted for the consolidated financial results of NetVentures as the impact was not material.

(5) Auctiongate Acquisition

        On February 19, 1999, the Company completed the acquisition of AuctionGate Interactive, Inc., a California corporation ("AuctionGate"), through a merger of AuctionGate into the Company. Pursuant to the merger, the Company issued 107,084 shares of common stock in exchange for all of the outstanding shares of AuctionGate. Auctiongate owned and operated Auctiongate.com, an online auction site specializing in computer products. The Company recorded this transaction using the pooling-of-interests accounting method and recorded the financial results of AuctionGate in its consolidated financial statements effective January 1, 1999. The consolidated financial statements of the Company prior to January 1, 1999 have not been adjusted for the consolidated financial results of AuctionGate as the impact was not material.

(6) Winfiles Acquisition

         On February 26, 1999, the Company acquired substantially all of the assets of Winfiles.com, a download service, from Jensesys LLC, a Washington limited liability company ("Winfiles"), for a total purchase price of $11.5 million, of which $5.75 million was paid in cash and a note for $5.75 will be paid August 26, 1999. The Company recorded this transaction using the purchase method of accounting and recognized
$11.0 million in goodwill. The goodwill is being amortized on a straight-line basis over a three year period. The goodwill is reassessed annually to determine whether any potential impairment exists.

(7) Debt Offering

       On March 8, 1999, the Company completed a private placement with gross proceeds of $172.9 million of 5% Convertible Subordinated Notes, due
2006 (the "Notes"). The Notes are convetible into the Company's common stock after June 7, 1999 at a conversion price of $74.8125 per share, subject to adjustments in certain events, at the option of the noteholder.

(8) KillerApp Acquisition

       On March 22, 1999, the Company completed the acquisition of KillerApp Corporation., a California corporation ("KillerApp"), through a merger of KillerApp into the Company. Pursuant to the merger, the Company issued 523,400 shares of common stock in exchange for all of the outstanding shares of KillerApp. KillerApp owned and operated KillerApp.com, an online comparison shopping service for computer and consumer related products.
The Company recorded this transaction using the pooling-of-interests accounting method and recorded the financial results of KillerApp in its consolidated financial statements effective January 1, 1999. The consolidated financial statements of the Company prior to January 1, 1999 have not been adjusted for the consolidated financial results of KillerApp as the impact was not material.

(9) BuyDirect Merger

        In March 1999, BuyDirect entered into a merger agreement with beyond.com that resulted in the Company owning approximately 755,000 shares of beyond.com as a result of the Company's ownership interest in BuyDirect. The Company recorded a non-cash gain related to the shares received on the date of the merger. Our investment in beyond.com is classified as a marketable security on the balance sheet and fluctuations in the value of this investment have been recorded as unrecognized gain (loss) on investments under comprehensive income.

(11) Subsequent Events

       On April 21, 1999, the Company announced a two-for-one split of its common stock for common shareholders of record as of May 10, 1999 payable on May 28, 1999.

        On April 30, 1999, the Company acquired Sumo, Inc., a Florida Corporation ("Sumo") in which the Company issued 234,742 shares of common stock to the stockholders of Sumo. Sumo developed Internet service directories, including webhostlist.com, webdesignlist.com and webisplist.com.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        CNET, Inc. (the Company, which may be referred to as we, us or our) is a leading media company that provides consumers with authoritative information online and on television regarding computers, the Internet and digital technologies. We seek to use our editorial, technical, product database and programming expertise to engage consumers and attract advertisers. Based on the volume of traffic over our branded online network, we believe that we have an established leadership position in our market. We believe that our online network is the most frequently used source of technology information online, with an average of approximately 9.5 million pages viewed daily during the first quarter of 1999.

Results of Operations


Revenues

Total Revenues

Total revenues were $19.6 million and $9.8 million for the three months ended March 31, 1999 and 1998, respectively.

Internet Revenues

        Total Internet revenues were $18.0 million and $8.0 million for the three months ended March 31, 1999 and 1998, respectively. Internet revenues consist primarily of revenues derived from the sale of advertisements on pages delivered to users of our Internet network. Advertising programs are generally delivered on either an "impression" based program or a "performance" based program. An impression based program earns revenues when an advertisement is delivered to a user of our Internet network. A performance based program earns revenues when a user of our Internet network responds to an advertisement by linking to an advertisers Internet network. Advertising rates vary depending upon whether a program is impression or performance based, where advertisements are placed and the amount and length of the advertiser's commitment. Advertising revenues are recognized in the period in which the advertisements are delivered. Our ability to sustain or increase revenues for Internet advertising will depend on numerous factors, which include, but are not limited to, our ability to increase our inventory of delivered Internet pages on which advertisements can be displayed and our ability to maintain or increase advertising rates.
In the fourth quarter of 1998 CNET began generating revenue from lead-based compensation from its shopping services.

      The increase in revenues for CNET Online of $9.9 million for the three month period ended March 31, 1999 compared to the same period in 1998 was attributable to increased pages delivered and increased advertisements sold on our network and an increase in our average revenue yield per page delivered. Average daily pages delivered on our network were approximately 9.5 million for the three months ended March 31, 1999 as compared to 6.3 million for the three months ended March
31, 1998, or an increase of 51%. The increased traffic from the three months ended March 31, 1998 to the three months ended March 31, 1999 was primarily related to an increase in the number of users of our network. In the fourth quarter of 1998, we began generating revenues from lead-based advertising on our shopping services. These lead-based programs, which were offered during the three months ended March 31, 1999, but were not offered during the same period in 1998, contributed to our increased average revenue yield per page.

      In addition, Internet revenues included non-advertising revenues of $150,000 and $1.0 million for the three months ended March 31, 1999 and 1998, respectively. Non-advertising revenues include fees earned from Company sponsored trade shows, electronic commerce revenues, content licensing revenues, technology licensing and consulting.

        A portion of our Internet revenues were derived from barter transactions whereby we delivered advertisements on our Internet channels in exchange for advertisements on the Internet sites of other companies. Barter transactions accounted for $1.2 million and $709,000 for the three months ended March 31, 1999 and 1998, respectively.

Television Revenues

        Television revenues were $1.7 million and $1.8 million for the three months ended March 31, 1999 and 1998, respectively. Pursuant to our agreement with USA Networks, USA Networks licensed the right to carry the two hour programming block, Digital Domain, on its networks for a fee equal to the cost of production of those programs up to a maximum of $5.5 million from July 1, 1997 to June 30, 1998 and $5.9 million from July 1, 1998 to June 30, 1999. This agreement with USA Networks expires on June 30, 1999, but has been extended until September 30, 1999.

       We also produce a television program, TV.com, which is exclusively distributed by Trans World International ("TWI"). Through February 28, 1998, TWI sold the advertisements on TV.com and these revenues were used to offset the costs of distribution and production of the program. Beginning March 1, 1998, we assumed responsibility for the sale of advertisements on TV.com and began paying a distribution fee to TWI. The decrease in revenues related to our television operations was primarily related to decreased revenues for TV.com.

        Television operations accounted for 8% and 18% of total revenues and Internet operations accounted for 92% and 82% of total revenues for the three months ended March 31, 1999 and 1998, respectively. We expect to experience fluctuations in television and Internet revenues in the future that may be dependent on many factors, including demand for the Company's Internet sites and television programming and our ability to develop, market and introduce new and enhanced Internet content and television programming.

        Cost of Revenues

Total Cost of Revenues

        Total cost of revenues were $8.4 million and $7.0 million for the three months ended March 31, 1999 and 1998, respectively. Cost of revenues includes costs associated with the production and delivery of television programming and the production of our Internet channels.
The principal elements of cost of revenues for our television operations have been the production costs of our television programs, which primarily consist of payroll and related expenses for the editorial and production staff and costs for facilities and equipment. The principal elements of cost of revenues for our Internet operations have been payroll and related expenses for the editorial, production and technology staff, as well as costs for facilities and equipment.

Cost of Internet Revenues

        Cost of Internet revenues were $6.8 million and $5.3 million for the three months ended March 31, 1999 and 1998, respectively, representing 38% and 65% of the related revenues, respectively. The increase of $1.5 million for the three months ended March 31, 1999 as compared to the same period in 1998 was primarily attributable to increases in personnel and personnel related costs. In addition, costs of approximately $400,000 were recognized in the three months ended
March 31, 1999 related to the acquisition of Shopper.com, which was acquired in May 1998 and the acquisitions of NetVentures, AuctionGate, Winfiles and KillerApp which were all acquired during the three months ended March 31, 1999.

Cost of Television Revenues

        Cost of television revenues were $1.6 million and $1.7 million for the three months ended March 31, 1999 and 1998, repsectively, representing approximately 97% and 100% of the related revenues, respectively.

Sales and Marketing

        Sales and marketing expenses consist primarily of payroll and related expenses, consulting fees and advertising expenses. Sales and marketing expenses were $4.9 million and $2.5 million for the three months ended March 31, 1999 and 1998, respectively, representing 25% of total revenues for each of the periods. Sales and marketing expenses increased $2.4 million for the three months ended March 31, 1999 compared to the same period in 1998. This increase was related to increased personnel in sales and sales support roles and their related expenses of approximately $1.0 million and an increase in marketing expenses of $1.4 million. The increase in marketing expenses was primarily related to increased expenses for advertising of $1.1 million, which included an increase in barter transactions of $245,000. We regularly evaluate our marketing efforts and may determine to significantly increase our marketing expenditures in the future.

Development

        Development expenses include expenses for the development and production of new Internet channels and for the research and development of new or improved technologies to enhance the features and functionality of our Internet network, including payroll and related expenses for editorial, production and technology staff, as well as costs for facilities and equipment. Costs associated with the development of a new Internet channel are no longer recognized as development expenses when the new channel begins generating revenue.

     Development expenses were $1.5 million and $777,000 for the three months ended March 31, 1999 and 1998, respectively, representing 8% for each of the periods. The increase in development expenses of approximately $731,000 for the three months ended March 31, 1999 as compared to the same period in 1998 was primarily attributable to increased personnel costs related to the enhancement of the functionality of our Internet network.

General and Administrative

        General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses were $1.5 million and $1.6 million for the three months ended March 31, 1999 and 1998, respectively, representing 8% and 17% of total revenues, respectively.

Goodwill Amortization

        We acquired Winfiles on February 26, 1999 for a total purchase price of $11.5 million. The acquisition was a purchase of assets and approximately $11.0 million of the purchase price was attributable to goodwill. We are amortizing the goodwill related to the purchase of Winfiles over three years.


Other Income (Expense)

        Total other income (expense) was $20.1 million and $(3.5) million for the three months ended March 31, 1999 and 1998, respectively.
Other income (expense) consists of equity losses, gain on the sale of equity investments, interest income and interest expense.
Equity losses included our interest in SNAP! LLC ("snap.com") Pursuant to an agreement in June 1998 with NBC Multimedia, snap. was formed as a limited liability company, of which NBC Multimedia and us share control. We have recorded snap.com's financial results using the equity method of accounting effective January 1, 1998.

We had no equity losses for the three months ended March 31, 1999, and equity losses were $3.7 million for the three months ended March 31, 1998. All of the equity losses in 1998 were related to snap.com.

        Gains on the sale of equity investments were $19.9 million for the three months ended March 31, 1999 and we had no gains on the sale of equity investments for the three months ended March 31, 1998. The gains on sale of equity investments in the first quarter of 1999 relates to the merger agreement between beyond.com and BuyDirect.com, which resulted in our owning approximately 755,000 shares of beyond.com due to our ownership interest in BuyDirect. We recorded a non-cash gain related to shares we received on the date of the merger. Our investment in beyond.com is classified as marketable securities on our balance sheet and fluctuations in the value of this investment will be recorded as unrecognized gain (loss) on investments in the comprehensive income section of our balance sheet in future quarters until we realize a gain or loss on actual sales of the securities.

Income (Loss)

        We recorded net income of $23.0 million or $0.61 per diluted share for the three months ended March 31, 1999 compared to net losses of $5.7 million or $0.19 per share for the comparable period in 1998. Net income increased $28.7 million for the three months ended March 31, 1999 as compared to the similar period in 1998. This change was attributable to an increase in total revenues of $9.8 million and increases to cost of revenues and operating expenses of $4.8 million, resulting in an increase to operating profit of $5.1 million. Other income and expense increased $23.6 million due to the gains on sales of investments recognized in 1999 and the reduction of equity losses that were incurred in 1998. The increases in operating income combined with the increase in other income resulted in an increase in net income of $28.7 million.

Liquidity and Capital Resources

        As of March 31, 1999, we had cash and cash equivalents of $208.2 million. Cash used in operating activities of $2.7 million for the three months ended March 31, 1999 was primarily due to an increase in other current assets and other assets of $12.9 million which was due primarily to an increase in a note receivable, an increase in accrued liabilities of $3.0 million, increases in prepaid expenses and a non-cash gain on investments of $19.9 million. These increases were partially offset by net income of $23.0 million and depreciation and amortization and the amortization of program costs of $3.8 million. Net cash used in operating activities of $4.9 million in for the three months ended March 31, 1998 was primarily attributable to net losses in such periods. Net cash used in investing activities of $10.9 million for the three months ended March 31, 1999 was primarily related to acquisitions and to purchases of equipment and programming assets. Net cash used in investing activities of $2.6 million for the three months ended March 31, 1998 was primarily attributable to purchases of equipment and programming assets. Cash flows provided by financing activities of $170.2 million for the three months ended March
31, 1999 consisted primarily of the issuance of convertible debt and the issuance of common stock through the exercise of stock options. Cash flows provided by financing activities for the three months ended March
31, 1998 consisted primarily of proceeds from the issuance of common stock through the exercise of stock options. We believe that existing funds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

        As of March 31, 1999 we had obligations outstanding under notes payable and under certain capital leases and under our convertible debt obligation of $180.2 million. Such obligations were incurred to finance equipment purchases, acquire Winfiles.com and to obtain proceeds for general corporate purposes, which may include potentially significant increases in marketing expenditures and working capital.

Seasonality and Cyclicality

        We believe that advertising sales in traditional media, such as television, are generally lower in the first and third calendar quarters of each year than in the respective preceding quarters and that advertising expenditures fluctuate significantly with economic cycles. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of advertising expenditures generally could become more pronounced for Internet advertising. Advertising expenditures account for substantially all of our revenues, and seasonality and cyclicality in advertising expenditures generally, or with respect to Internet-based advertising specifically, could therefore have a material adverse effect on our business, financial condition or operating results. We may also experience seasonality in connection with our shopping services, which may reflect seasonal trends in the retail industry.
The level of consumer retail spending generally decreases in the first and third calendar quarters.

Year 2000 Compliance

        We are aware of the issues associated with the programming code and embedded technology in existing systems as the year 2000 approaches. The "year 2000 issue" arises from the potential for computers to fail or operate incorrectly because their programs incorrectly interpret the two digit date fields "00" as 1900 or some other year, rather than the year 2000. The year 2000 issue creates risk for us from unforeseen problems in our computer systems and from third parties, including our customers, vendors and manufacturers. Failures of our and/or third parties' computer systems could result in an interruption in, or a failure of, our normal business activities or operations. Such failures could materially and adversely affect our business prospects, financial condition and operating results.

        To mitigate this risk, we have established a formal year 2000 program to oversee and coordinate the assessment, remediation, testing and reporting activities related to this issue. We ares currently in the assessment phase of our year 2000 program. As part of this assessment, we will review the following systems to determine if they are year 2000 compliant:

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


Special Note Regarding Forward-Looking Statements and Risk Factors

       Certain statements in this Quarterly Report on Form 10-Q contain "forward-looking statements." Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as "may," "will," "expects," should, "believes", "plans," "anticipates," "estimates," predicts, "potential" or "continue," and any other words of similar meaning.

       The risks, uncertainties and other factors to which forward-statements are subject include, among others, those set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, which is available from us, from the SEC at prescribed rates and at the web-site www.sec.gov. Such factors include, without limitation, the following: limited operating history; fluctuations in quarterly operating results; failure to compete; risks associated with anticipated growth; risks related to potential Year 2000 problems; risks associated with technological change; availability of key personnel and changes in governmental regulations. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

       Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the SEC.

We are exposed to the impact of interest rate changes in the market values of our investments

Interest Rate Risk

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

       Investment in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Investment Risk

       We invest in equity instruments of information technology companies for business and strategic purposes. These investments are included in marketable securities and are accounted for under the cost method when ownership is less than 20%. Such investments, which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market.


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       On February 16, 1999, we completed the acquisition of Netventures through a merger of Netventures into the Company. Pursuant to the merger, we issued 207,204 shares of common stock to Netventures' stockholders. No underwriters were involved in the transaction, and we did not pay any underwriting discounts or commissions. The issuance of shares in this transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

        On February 19, 1999, we completed the acquisition of AuctionGate through a merger of AuctionGate into the Company. Pursuant to the merger, we issued 107,084 shares of common stock to AuctionGate's stockholders. No underwriters were involved in the transaction, and we did not pay any underwriting discounts or commissions. The issuance of shares in this transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

        On March 8, 1999, we completed the sale of a new issue of $172,915,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2006 (the "Notes"). The Notes are convertible into common stock any time after June 7, 1999 at a conversion price of $74.8125 per share, subject to adjustments in certain events. The Notes were sold by us to Salomon Smith Barney Inc., BancBoston Robertson Stephens Inc. and Volpe Brown & Company, LLP, as representatives of the initial purchasers (collectively, the "Initial Purchasers") in an unregistered private placement. The discount to the Initial Purchasers was 3.0% of the $172,915,000 principal amount of the Notes purchased (or an aggregate of $5,187,450). We have been advised that the Initial Purchasers resold the Notes in the United States to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act of 1933, as amended.

       On March 22, 1999, we completed the acquisition of KillerApp through a merger of KillerApp into the Company. Pursuant to the merger, we issued 523,400 shares of its common stock to KillerApp's stockholders. The issuance of shares in this transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

2.1 Agreement and Plan of Merger, dated as of February 2, 1999, by and among CNET, Inc., Netventures, Inc. and the stockholders of Netventures, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed March 1, 1999).

2.2 Agreement and Plan of Merger, dated as of February 19, 1999, by and among CNET, Inc., AuctionGate Interactive, Inc. and the stockholders of AuctionGate Interactive, Inc. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K filed March 1, 1999).

2.3 Purchase Agreement, dated as of December 18, 1998, by and among CNET, Inc., Jenesys LLC and Steve Jenkins (filed as
      Exhibit 2.3 to the Company's Current Report on Form 8-K filed March 1, 1999).

2.4   Amendment No.1 to Purchase Agreement, dated as of January
      22, 1999, by and among CNET, Inc., Jenesys LLC and Steve
      Jenkins  (filed as Exhibit 2.4 to the Company's Current
      Report on Form 8-K filed March 1, 1999).

2.5  Amendment No. 2 to Purchase Agreement, dated as of February
     11, 1999, by and among CNET, Inc., Jenesys LLC and Steve
     Jenkins.  (filed as Exhibit 2.5 to the Company's Current
     Report on Form 8-K filed March 1, 1999).

2.6 Agreement and Plan of Merger, dated as of March 22, 1999, by and among CNET, Inc., KillerApp Corporation and Benjamin Chiu, majority shareholder of KillerApp Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 1, 1999).

27*     Financial Data Schedule

____________________
*Filed herewith

(b) Reports on Form 8-K

    On March 1, 1999, the Company filed a Current Report on Form 8-K with respect to the acquisitions of AuctionGate Interactive, Inc. and Netventures, Inc., and with respect to the acquisition of the assets of Winfiles.com from Jenesys LLC.

    On March 1, 1999, the Company filed a Current Report on Form 8-K with respect to its intention to raise $150 million (excluding any over-allotments) through a Rule 144A offering of convertible subordinated notes.

    On March 17, 1999, the Company filed a Current Report on Form 8-K with respect to the pricing of its previously announced Rule 144A offering of convertible subordinated notes.


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

March 17, 1999

Date