Form 10-K/A
period 1998-12-31
CNET INC /DE
filed 1999-07-15
CIK 1015577

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

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

                                 Title of class

                         Common Stock, $0.0001 par value

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.    [ ]

         The aggregate market value of common stock held by non-affiliates, based on the closing price at which the stock was sold, at March 12, 1999 approximated $1.8 billion.

         The total number of shares outstanding of the issuer's common stock (its only class of equity securities), as of March 12, 1999, was 34,767,270.

         Information is incorporated by reference into Part III of this Form 10-K from the registrant's definitive proxy statement for its 1998 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

================================================================================

PART I

ITEM 1.        BUSINESS

General

         CNET, Inc. is a leading media company. We provide consumers both online and on television regarding:

         o     computers
         o     the Internet
         o     digital technologies.

We seek to use our editorial, technical, product database and programming expertise to engage consumers and attract advertisers. Based on the volume of traffic over our branded online network, we believe that we have an established leadership position in our market. We earn revenues from a combination of:

         o     banner and sponsorship advertising on our online network
         o     sales lead-based advertising services
         o advertising sales and licensing fees from our television programming.

CNET Online

         Our online division produces a network of information and services offered under our CNET brand through CNET.com, our gateway for consumers interested in information technology and technology products and services. Among the primary channels that users can access through CNET.com are:

         o CNET Search.com, an information source providing smart searches relating to computer and technological information

         o CNET Computers.com, a comprehensive source for computer hardware information combining broad product listings, descriptions and reviews

         o CNET Shopper.com, an extensive resource for determining where to buy computer products online with real-time pricing and links to manufacturers, retailers and resellers

         o CNET News.com, a technology information source offering news and analysis about the Internet and the computer industry

         o CNET Builder.com, an information source providing product reviews and industry news for the Web-builder community

         o CNET Gamecenter.com, an extensive gaming resource offering reviews, download information and links for popular computer games

         o     CNET Download.com, a comprehensive software download service.

Shopping Services

         Our shopping services help consumers decide what products to buy and where to buy them. Our shopping services are a very efficient marketing channel for sellers of technology products who try to reach a targeted audience of potential buyers. We provide sales lead-based advertising services through CNET Computers.com and CNET Shopper.com. We believe that these services are among the industry's leading information resources for buyers of technology products.

         We help the consumer with the beginning phase of a product buying decision by providing high-quality editorial content, including reviews and recommendations. We supplement this information with real-time pricing information from competing vendors covering more than 120,000 products. We also provide one-click access to these vendors, which enables the consumer to order the desired product from the supplier of their choice. We believe that our online database of products and prices is the largest publicly-accessible computer product database in the world. In March 1999 our shopping services generated an average of 104,000 leads per day, compared to an average of 90,000 leads per day in December 1998. By generating leads, we mean that users of our sites can click on links that take them to other websites. Our 1999 merchant program has 83 participants compared to 70 participants in the fourth quarter of 1998.

CNET Television

         Our television division, intended to strengthen our CNET brand and complement our online division, includes the Digital Domain, a two-hour programming block broadcast on USA Networks and The Sci-Fi Channel. Digital Domain includes:

         o     CNET Central (technology news)
         o     The Web (Internet and online services)
         o     Cool Tech (consumer-oriented technology products)
         o     The New Edge (future technologies).

         We also produce TV.com (technology products and news) and Tech Reports (90-second technology inserts for local news programs). We broadcast CNET Television programming to more than 75 million households. CNET Television is syndicated nationally and in 40 international markets.

Our Other Ventures

         We currently own approximately 81% of SNAP! LLC ("snap"), a free Internet directory, search and navigation portal service controlled by NBC Multimedia, Inc. NBC Multimedia currently owns 19% of snap, but has an option to increase its ownership to 60%. As a result of this option, we effectively own approximately 40% of snap. In addition to snap, we own approximately 9% (approximately 2.3 million shares) of Vignette Corporation (Nasdaq: VIGN), a manufacturer of Web publishing software ("Vignette"), and approximately 3% (approximately

750,000 shares) of beyond.com (Nasdaq: BYND), an online reseller of commercial off-the-shelf computer software.

         We are a Delaware corporation. Our principal executive offices are located at 150 Chestnut Street, San Francisco, California 94111, and our telephone number is (415) 395-7800. We were incorporated in 1992. We launched CNET.com in June 1995 and since that time we have continued to build our online content and services.

Our Recent Developments

o Agreement with America Online. On February 9, 1999, we announced an agreement with America Online, Inc. whereby we will become the exclusive provider of computer hardware and software buying guides on the AOL service and on AOL.com. We will also serve as the primary provider of computer buying guides on CompuServe, Digital City, AOL Hometown and certain AOL international properties. In addition to buying guides, we will provide or create a variety of co-branded, computing-oriented content areas. Under the terms of the agreement, AOL will receive guaranteed payments from us of $14.5 million over approximately 27 months. We believe that the agreement provides us with the opportunity to extend substantially the reach of our computer-oriented information and shopping services to a new audience of consumers.

o Acquisition of NetVentures. On February 16, 1999, we acquired NetVentures, Inc. in a stock-for-stock exchange valued at approximately $12.5 million. NetVentures owns and operates ShopBuilder (www.shopbuilder.com), an online store-creation system. With the acquisition, we intend to develop the capacity to enable small and midsize computer manufacturers and resellers of unbranded computer systems, known in the industry as "white box" PCs, to build online stores and use our online sales channel to market products directly to customers. In addition, we expect to create the Internet's first marketplace for unbranded PCs, sales of which make up an estimated 30% of the $75 billion U.S. PC market, and expand our Shopper.com service by incorporating a large segment of products and services that to date have not been readily available online.

o Acquisition of AuctionGate Interactive. On February 19, 1999, we acquired AuctionGate Interactive, Inc. in a stock-for-stock exchange valued at approximately $6.5 million. AuctionGate owns and operates AuctionGate.com, an auction site specializing in computer products. With the acquisition, we hope to expand our role as an Internet marketplace linking computer buyers and sellers. The acquisition also introduces a potential new revenue stream for us, as participating sellers in the new auction service will be charged listing fees. The new auction site will allow individual customers, resellers and manufacturers to auction their used, refurbished, end-of-line and surplus items. We intend to provide links to the auction service at relevant areas across our Internet network.

o Agreement with Jenesys. On February 26, 1999, we acquired the assets of Winfiles.com, a leading software downloading service, from Jenesys LLC for a total purchase price of

         $11.5 million, payable in cash in two installments of $5.75 million. We believe that this acquisition will increase the market reach of our Download.com service.

o Stock Splits. On March 8, 1999, we effected a 2-for-1 split of our common stock that was distributed in the form of a stock dividend to our common stock holders as of February 22, 1999. On May 28, 1999, we effected a 2-for-1 split of our common stock that was distributed in the form of a stock dividend to our common stock holders as of May 10, 1999 (the "May 1999 Split").

o 144A Offering. On March 8, 1999, we completed a private placement of $172.9 million of our 5% convertible subordinated notes. The notes are due on March 1, 2006, and are convertible, at the option of the noteholder, into shares of our common stock at a conversion price of $37.40625 per share (as adjusted to reflect the May 1999 Split).

o Acquisition of KillerApp. On March 22, 1999, we acquired KillerApp Corporation in a stock-for-stock exchange valued at approximately $46 million. KillerApp owns and operates KillerApp.com an online comparison shopping service for computers and consumer electronic products.

o Acquisition of Sumo. On April 30, 1999, we acquired Sumo, Inc., an Internet service directory provider, in a stock-for-stock exchange valued at approximately $30 million.

o On May 9, 1999 we entered into an agreement to contribute our effective 40% ownership interest in snap into a new company that will be called NBC Internet. NBC Internet will result from the merger of snap, the owner of Snap.com, XOOM.com, Inc. and some Internet related properties of the National Broadcasting Company, Inc., including NBC.com, Videoseeker.com, NBC Interactive Neighborhood and a 10% interest in CNBC.com. Upon the closing of this transaction, we will own approximately 13% of NBC Internet, which will be a publicly traded company. We also entered into three year agreement with NBC providing for broadcast of our television programming primarily on CNBC starting in October 1999, subject to the closing of the NBC Internet transaction.

o Marketing Campaign. On July 1, 1999 we announced the launch of an extensive multimedia advertising campaign. We expect to spend approximately $100.0 million over the next eighteen months in connection with this campaign. The campaign will encompass television, radio, print, outdoor and online advertising in a number of major markets and will target information technology professionals, technology purchase decision makers and technology enthusiasts.

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

o        We seek to provide compelling content for our users

         We seek to provide current, comprehensive and entertaining editorial content throughout our online network and television programs. Our goal is to expand our audience of Internet users and television viewers.

o We seek to further develop market awareness and recognition of our brand

         We believe that further development of our CNET brand is a critical aspect of our efforts to attract and expand our Internet and television audiences. We seek to promote and reinforce our brand by building on the strength of our online network through our television programming and through increased marketing efforts.

o        We seek to build on our television programming experience

         In addition to using our television programming to promote our CNET brand, we believe that our experience in developing and producing television programming complements and strengthens our ability to develop high-quality Internet content. We believe that the Internet as a communication medium is similar to a hybrid between television and print and believe that quality Internet sites should be produced as multimedia offerings, rather than being written like printed publications.

o We seek to create value for manufacturers and marketers of technology products and services

         We believe that our Internet users, who have an interest, ability and willingness to obtain information and purchase products over the Internet, are generally an attractive audience for technology manufacturers and marketers. We will continue our efforts to create new marketing programs for manufacturers and marketers and to provide an efficient means to connect buyers and sellers.

o        We seek to create value for our users

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

o        We seek to utilize our technology to enhance content

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

CNET Online Network

         All of our network channels are offered under the CNET brand and provide content and commerce services to users interested in information technology and the Internet. We attracted over 7 million different users in January 1999 according to Media Metrix.

         We currently operate the following network channels:


                                        LAUNCH DATE                        DESCRIPTION
                                   ------------------------    -------------------------------------------------------
CNet.com                           June 1995                   The gateway to our network, offers news, product
                                                               reviews, feature stories, interviews and other
                                                               editorial content about information technology and
                                                               the Internet.

Search.com                         March 1996                  Search and navigational channel focused on providing
                                                               smart searches focused on computers and technology
                                                               information.

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

Computers.com                      November 1997               Computer products information channel focused on
                                                               what-to buy product reviews and information combined
                                                               with broad product listings, updated daily with
                                                               real-time pricing and where-to-buy links to
                                                               manufacturers, retailers and resellers.

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

         Using material from our tape library, we also produce 90-second inserts called Tech Reports, about information technology and the Internet for syndication to local news operations around the country. We design these inserts to help promote our CNET brand. They typically feature a host from CNET Central standing in the CNET studio in front of the CNET logo. The inserts are syndicated into 34 local markets.

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

         Effective July 1, 1996, we amended the agreement. Under the amended agreement, USA Networks licensed the right to carry CNET Central, The Web and The New Edge as the two hour programming block called the Digital Domain, for an initial one year term and became entitled to sell all available advertising on the Digital Domain. In exchange, USA Networks agreed to pay a fee which was limited to our costs of producing the three programs, up to a maximum of $5.2 million for the initial one year term. Effective July 1, 1997, the agreement was extended for an additional year and fees payable by USA Networks were increased to a maximum of $5.5 million. In June 1998, USA Networks extended the agreement with respect to the Digital Domain and added a fourth program, Cool Tech, for an additional year (until June 30, 1999), during which the fee payable to us is limited to the costs of producing such programs, subject to a maximum amount of $5.9 million. This agreement has been extended through September 30, 1999. USA Networks is not required to carry any of the programming that it purchases from us under the agreement. We cannot assure you that we will be able to obtain distribution for our television programming after September 30, 1999. We recently entered into an agreement with NBC providing for our television programming to be carried primarily on CNBC starting in October 1999, subject to the closing of the transaction forming NBC Internet, to which we are a party. We cannot assure you that the NBC Internet transaction will close, and we therefore cannot assure you that our television programming will be carried on CNBC starting in October 1999. If the NBC Internet transaction does not close, and we are unable to secure and maintain distribution for our television programming on acceptable commercial terms, we will be unable to achieve the strategic objectives of our television programming, which would have a material adverse effect on our business, prospects, financial condition and operating results.

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

         We design our marketing activities to promote our CNET brand and to attract consumers to our online network and television programming. We currently retain a portion of our inventory of Internet advertising banners on certain of our channels to promote our own content and commerce services. We also use our weekly online dispatch newsletters to promote and cross-market our services. Our marketing programs also include participation in trade shows, conferences, speaking engagements, print, television, radio and Internet advertising campaigns and programs to generate exposure in trade magazines and general interest magazines and newspapers.

         On July 1, 1999 we announced the launch of an extensive multimedia advertising campaign. We expect to spend approximately $100.0 million over the next eighteen months in connection with this campaign. The campaign will encompass television, radio, print, outdoor and online advertising in a number of major markets and will target information technology professionals, technology purchase decision makers and technology enthusiasts.

Technology

         We maintain technology offices in Bridgewater, New Jersey and San Francisco, California, which focus on designing, developing, modifying and maintaining proprietary and third-party tools to manage and improve our Internet channels and advertising services. We focus our efforts to develop Internet channel management technologies on:

         o     improving the speed and reliability of our Internet network
         o     creating publishing tools for Internet content
         o     developing advertisement tracking and management tools
         o building an infrastructure for performing advanced traffic and user analysis
         o     building commerce tools for our shopping service.

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

         In July 1996, we invested $512,000 in cash and transferred rights to certain of our proprietary site content management software systems to Vignette, an Austin, Texas, based software development company, in exchange for a minority equity interest in Vignette. Vignette is marketing an Internet site management system to operators of large Internet sites, such as those that we operate. As a result of our investment in Vignette, certain site management technologies that were previously proprietary to us are now available to our competitors.

Competition

         Competition among content and service providers is intense and is expected to increase significantly in the future. Our Internet and television operations compete against a variety of firms that provide content through one or more media, such as print, broadcast, cable television and the Internet. As with any other content or service provider, we compete generally with other content and service providers for the time and attention of consumers and for advertising revenues. To compete successfully, we must provide sufficiently compelling and popular Internet content and service and television programming to attract Internet users and television viewers and to attract advertisers hoping to reach such users and viewers. Within the content niche of information technology and the Internet, we compete in particular with the publishers of computer-oriented magazines and Internet services, such as:

         o     Ziff-Davis Publishing Company
         o     International Data Group
         o     CMP Publications.

and with television companies that offer computer-related programming, such as:

         o     the Cable News Network
         o     the Discovery Channel
         o     Jones Computer Network
         o     Mind Extension University
         o MSNBC, a joint venture between Microsoft Corporation and General Electric's NBC Television Network.

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

         In the overall market for Internet users, we compete with other Internet content and service providers, including Web directories, search engines, shareware archives, sites that offer original editorial content, commercial online services, e-commerce sites and solution providers, and sites maintained by Internet service providers. These competitors include:

         o     Excite, Inc.
         o     Infoseek Corporation
         o     Lycos, Inc.
         o     Microsoft Corporation
         o     Netscape Communications Corporation
         o     The Walt Disney Company
         o     Time Warner, Inc.
         o     Yahoo! Inc.
         o     America Online, Inc.
         o     eBay Inc.
         o     Amazon.com, Inc.

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

Employees

         As of December 31, 1998, we had a total of 491 employees, all of whom are based in the United States. Of the total:

         o     262 were involved in our Internet operations
         o     99 were engaged in marketing and sales
         o     53 were involved in television production
         o 21 provided creative services for our Internet and television operations
         o     56 were in administration and finance.

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

         We own a federal trademark registration for the name "CNET" for computer services, namely, providing databases featuring information in the general fields of entertainment and education. We also own two other federal trademark registrations for the name "CNET" for use in connection with certain software applications and consulting services that we acquired by assignment. Further, we own a federal trademark registration for the CNET logo in connection with providing entertainment services over electronic communication networks. We have also filed applications to register the names CNET.com, Shareware.com, Search.com and Download.com, but no federal registrations have been granted for such names or marks. We also claim common law protection on certain names and marks that we have used in connection with our business activities. Two third parties objected to our application to register the service mark "CNET: The Computer Network," and, in connection with one of these objections, we agreed not to use such mark for any real estate or insurance related services. We are also a defendant in pending litigation concerning our use of the name "Snap" We cannot assure you that we will be able to secure registration for any of our marks. We have also invested significant resources in purchasing Internet domain names for existing and potential Internet sites from the registered owners of such names. The application of federal trademark law to the protection of Internet domain names is not certain, and we cannot assure you that we will be entitled to use such domain names.

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

         Policing unauthorized use of our proprietary technology and other intellectual property rights could entail significant expense and could be difficult or impossible, particularly given the global nature of the Internet and the fact that the laws of other countries may afford us little or no effective protection of our intellectual property. In addition, we cannot assure you that third parties will not bring claims of copyright or trademark infringement against us or claim that our use of certain technologies violates a patent. We anticipate an increase in patent infringement claims involving Internet-related technologies as the number of products and competitors in this market grows and as related patents are issued. Further, we cannot assure you that third parties will not claim that we have misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights in connection with our Internet content or television programming. Any claims of infringement, with or without merit, could:

         o     be time consuming to defend
         o     result in costly litigation
         o     divert management attention
         o     require us to enter into costly royalty or licensing arrangements
         o     prevent us from using important technologies or methods.

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

         Our San Francisco headquarters facility and television production studio is approximately 54,000 square feet and is leased through December 31, 2004, with a five year renewal option. Our additional San Francisco offices are located in two buildings under three leases, ranging in size from 11,000 to 32,000 square feet and expire between January 2001 and September 2004. In June 1998, we assigned a lease of approximately 97,000 square feet to snap, however, we remain primarily liable under the terms of the lease. We believe that the general condition of our leased real estate is good and that our facilities are generally suitable for the purposes for which they are being used. We anticipate that we will be required to lease additional facilities during 1999 to accommodate anticipated growth.

ITEM 3.        LEGAL PROCEEDINGS

         In November 1998, Snap Technologies commenced an action against us in the U.S. District Court for the Northern District of California alleging trademark infringement and related claims arising from the name of the snap, portal service. The plaintiffs seek injunctive relief and unspecified damages. This proceeding is in its initial stages. We intend to defend this case vigorously, but we cannot assure you that the name of the snap portal service will be able to continue or on what terms it will be able to continue.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

         Our common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "CNET."

         On July 2, 1996, we completed our initial public offering (the "IPO"). The following table sets forth the ranges of high and low trading prices of the common stock for the quarterly periods indicated, as reported by Nasdaq. The prices in the table have been adjusted to reflect a 2-for-1 split of our common stock that was distributed on March 8, 1999 in the form of a stock dividend to holders of our common stock as of February 22, 1999. The prices in the table have not been adjusted to reflect the May 1999 Split.


                                          High         Low
                                       ---------    ---------
Year ended December 31, 1996:
Third quarter                          $   10.25    $    6.00
Fourth quarter                         $   14.50    $    7.09


Year ended December 31, 1997:
First quarter                          $   17.88    $    9.38
Second quarter                         $   17.81    $    7.88
Third quarter                          $   23.25    $   12.13
Fourth quarter                         $   19.88    $    9.66


Year ended December 31, 1998:
First quarter                          $   20.07    $   11.69
Second quarter                         $   35.50    $   12.63
Third quarter                          $   37.00    $   15.50
Fourth quarter                         $   33.00    $   14.50

         At March 12, 1999, the closing price for our common stock as reported by Nasdaq, was $86.25 (this number has not been adjusted to reflect the May 1999 Split), and the approximate number of holders of record of the Company's common stock was 226.

         We have never declared or paid a cash dividend on our common stock. We intend to retain any earnings to cover operating losses and working capital fluctuations and to fund capital expenditures and expansion. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data and other operating information of the Company. The financial data and operating information do not purport to indicate results of operations as of any future date or for any future period. The financial data and operating information is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                    (in thousands, except per share amounts)


                                                                            Fiscal Year Ended
                                                      -----------------------------------------------------------
                                                        1998        1997         1996         1995         1994
                                                      --------    --------     --------     --------     --------
Consolidated Statement of Operations Data:

Total revenues                                        $ 56,432    $ 33,640     $ 14,830     $  3,500         --
Gross profit (deficit)                                  26,400       6,923         (503)      (2,133)        --
Total operating expenses*                               23,870      41,060       15,032        6,337        2,772
Operating income (loss)                                  2,530     (34,138)     (15,535)      (8,470)      (2,772)
Total other income (expense)                                70       9,410       (1,413)        (137)         (54)
Net income (loss)                                        2,600     (24,728)     (16,949)      (8,607)      (2,827)
Basic net income (loss) per share                     $   0.08    $(  0.91)    $(  1.06)    $(  0.47)    $(  0.19)
Diluted net income (loss) per share                   $   0.07    $(  0.91)    $(  1.06)    $(  0.47)    $(  0.19)
Shares used in basic per share calculation              31,933      27,224       15,928       18,432       14,907
Shares used in diluted per share calculation            34,853      27,224       15,928       18,432       14,907

Consolidated Balance Sheet Data:
Cash and cash equivalents                             $ 51,534    $ 22,554     $ 20,156     $    703     $  1,224
Working capital                                         59,787      19,431       20,223          719          871
Total assets                                            88,354      58,262       39,842        4,657        1,609
Non-current portion of long-term debt                      569       2,612          281          467         --
Stockholders' equity                                  $ 76,603    $ 40,643     $ 33,098     $  2,799     $  1,192

*Operating expenses included unusual items consisting of an expense reversal of $922,000 in 1998 related to a real estate reserve and expenses of $9.0 million in 1997 related to warrant compensation expense of $7.0 million, a real estate reserve and a write-off of certain domain names.

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

         The increase in cost of revenues for Internet operations of $3.5 million from 1997 to 1998 was primarily attributable to $2.3 million in costs associated with an Internet network that was launched in November 1997, approximately $1.0 million in additional costs associated with Company sponsored trade shows and increases of approximately $4.0 million related to increased personnel, facilities and other costs associated with growing its Internet network. The increases in Internet cost of revenues from 1997 to 1998 were offset by cost savings resulting from the change in percentage ownership of snap and BuyDirect which resulted in a reduction of costs of $3.8 million.

         The increase in cost of revenues for Internet operations of $10.7 million from 1996 to 1997 was primarily attributable to costs associated with Internet channels which operated for a full year in 1997, as compared to a partial year during 1996, and channels which launched in 1997. Channels that were operational for a partial year in 1996 include CNET.Search.com, CNET.News.com, CNET.Download.com, CNET.Gamecenter.com, and Buydirect.com, which were launched in March 1996, September 1996, October 1996, November 1996 and November 1996, respectively. Channels which launched during 1997 include snap and Computers.com, which launched in September 1997 and November 1997, respectively. The Company anticipates increases in cost of revenues for Internet production in the future.

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

         The increase in sales and marketing expenses of $2.9 million from 1997 to 1998 related primarily to increased advertising expenditures of $2.8 million and increases of approximately $2.2 million in sales and marketing personnel and their related expenses. The increases were partially offset by a reduction in sales and marketing expenses resulting from the change in percentage ownership of snap and BuyDirect, effective December 31, 1997 and March 31, 1998, respectively. Sales and marketing expenses related to snap and BuyDirect totaled approximately $2.9 million in 1997.

         The increase in sales and marketing expenses of $3.8 million from 1996 to 1997, was attributable to $2.3 million in expenses related to snap, which were primarily related to advertising costs, and to increased salaries and related expenses due to an increase in the size of our sales force. We expect sales and marketing expenses to increase in the future as we may pursue a more aggressive brand building strategy and as we continue to expand our sales force.

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

         During 1997 we incurred expenses of $8.3 million for the development of snap and $3.8 million for the development of Computers.com. Both services were launched during the fourth quarter of 1997. During 1998, our development efforts were primarily focused on enhancing our existing Internet network's functionality and performance. The decrease in development expenses from 1997 to 1998 of $10.1 million relates primarily to the completion and launch of the snap and Computers.com sites in late 1997.

         The increase in development expenses of $10.2 million from 1996 to 1997 was primarily attributable to the development expenses for snap and Computers.com incurred in 1997. The increases in development expenses attributable to snap and Computers.com in 1997 were partially offset by expenses incurred to develop and launch channels during 1996, such as Download.com and Buydirect.com.

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

Other Income (Expense)

         Total other income (expense) was $70,000, $9.4 million and ($1.4) million for 1998, 1997 and 1996, respectively. Other income (expense) consists of equity losses, gains on the sales of equity investments and net interest income and interest expense. Equity losses include our interest in snap, our minority interest in Vignette and our interest in a joint venture E! Online. Pursuant to an agreement in June 1998, between NBC Multimedia and us, snap, was formed as a limited liability company, whereby both companies share control. We have recorded snap's financial results using the equity method of accounting effective January 1, 1998.

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

Liquidity and Capital Resources

         As of December 31, 1998, we had cash and cash equivalents of $51.5 million compared to $22.6 million in 1997. Cash provided by operating activities of $9.2 million in 1998 was primarily due to earnings of $2.6 million and depreciation, amortization and the amortization of program costs of $12.1 million. Net cash used in operating activities of $5.9 million and $8.9 million for 1997 and 1996 respectively, were primarily attributable to net losses in such periods. Net cash used in investing activities of $11.0 million, $19.7 million and $18.5 million for 1998, 1997 and 1996, respectively, were primarily attributable to purchases of equipment and programming assets. Cash flows provided by financing activities of $30.8 million in 1998 consisted primarily of the issuance of common stock through a private placement in June of 1998, and the issuance of common stock through the exercise of warrants, our stock option plans and our Employee Stock Purchase Plan. Cash flows provided by financing activities in 1997 consisted primarily of proceeds from the issuance of common stock in private placements. Cash flows provided by financing activities in 1996 consisted primarily of proceeds from our IPO, the private sale of common stock to Intel and the issuance of preferred stock. We believe that existing funds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months and on a long-term basis.

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

         In May 1998 we acquired U.Vision Inc. In the acquisition, we issued 1,089,930 shares of common stock in exchange for all of the outstanding shares of U.Vision. U.Vision owned and operated ComputerESP, a pricing and availability engine for buying computer products on the Internet. Subsequent to the merger, we relaunched ComputerESP as Shopper.com. We recorded this transaction using the pooling-of-interests accounting method and recorded the financial results of U.Vision in our consolidated financial statements effective April 1, 1998. The financial statements prior to April 1, 1998 were not adjusted for the financial results of U.Vision as the impact was not material.

         In June 1998 we entered into an agreement with NBC Multimedia, Inc. ("NBC Multimedia") to form a limited liability company to operate the snap Internet portal service. The newly formed company was called Snap! LLC. Prior to the agreement, snap was a wholly owned division of the Company. Pursuant to the agreement, we contributed to Snap! LLC substantially all of the assets used exclusively in the operation of the snap service. Initially, we own 81% of Snap! LLC and NBC Multimedia owns 19%. However, NBC Multimedia has an option to increase its ownership to 60%. Effective January 1, 1998, we recorded snap's financial results using the equity method of accounting, due to certain contractual control provisions. Prior to January 1, 1998, the operating results of snap were included in our consolidated results.

         In June 1998 we completed the sale of 1,625,600 shares of common stock to National Broadcasting Company, Inc. ("NBC"). The aggregate purchase price for the shares sold was $26.2 million.

         On February 9, 1999, we announced an agreement with American Online, Inc. whereby we will become the exclusive provider of computer hardware and software buying guides on the AOL service and on AOL.com, as well as the primary provider of computer buying guides on CompuServe, Digital City, AOL Hometown and certain AOL international properties. Under the terms of the agreement, AOL will receive guaranteed payments from us of $14.5 million over approximately 27 months. The expected source of funding for these payments will be cash flows from our operations.

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

         On February 26, 1999, we acquired the assets of Winfiles.com, a leading software downloading service, from Jenesys LLC for a total purchase price of $11.5 million, payable in cash in two installments of $5.75 million. The first installment was paid on February 26, 1999 and the second installment will be paid on August 26, 2000. The expected source of funding for this payment is cash flows from our operations.

         On March 8, 1999, we effected a 2-for-1 split of our common stock that was distributed in the form of a stock dividend to our common stock holders as of February 22, 1999.

         On March 8, 1999, we also completed a private placement with gross proceeds of $172.9 million of our 5% convertible subordinated notes. The placement will be subject to certain fees and expenses. The notes are due March 1, 2006, and we pay interest on March 1 and September 1 of each year. The notes are convertible beginning June 7, 1999, at the option of the noteholder, into shares of our common stock at a conversion price of $37.40625 per share. The conversion price of the notes will be adjusted if certain events that are described in the terms of the notes occur. We may repurchase or redeem the notes at our option at any time beginning

March 6, 2002 at the following prices, plus accrued and unpaid interest and liquidated damages, if any,


          Year    Redemption Price    Year    Redemption Price
          2002       102.857%          2004      101.429%
          2003       102.143%          2005      100.714%

         A noteholder may require us to repurchase the notes if we undergo a change of control, as described in the terms of the notes, or if our common stock is no longer listed for trading on Nasdaq or another stock exchange. If one of these events occurs and the noteholder requires us to repurchase the notes, we will repurchase the notes at a purchase price equal to the face amount of the notes, plus accrued and unpaid interest and liquidated damages, if any.

         In connection with the private placement, we also agreed to file a registration statement with the Securities and Exchange Commission so that the noteholders, and the holders of shares of our common stock issued upon the conversion of the notes, will be able to resell the notes and the common stock. If we had failed to file the registration statement by May 7, 1999, or if we fail to cause the registration statement to become effective by August 5, 1999 or suspend the use of the related prospectus in excess of 60 days within any 12-month period, we will be required to pay additional interest on the notes. This additional interest is referred to as liquidated damages. We will pay an additional .25% of interest on the notes for the first 90 days of any such failure, and pay an additional .50% of interest on the notes for the period of time that our failure exceeds 90 days.

         The notes are our general, unsecured obligations, subordinate in right of payment to all of our existing and future senior debt, as defined in the terms of the notes. The terms of the notes do not limit our ability to incur other indebtedness and we are not required to make periodic payments on the principal of the notes except as described above.

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

         To mitigate this risk, we have established a formal year 2000 program to oversee and coordinate the assessment, remediation, testing and reporting activities related to this issue. We are currently in the assessment phase of our year 2000 program. As part of this assessment, we will review the following systems to determine if they are year 2000 compliant:

         o our application systems (financial systems, various custom-developed business applications)
         o     technology infrastructure (networks, servers, desktop equipment)
         o     facilities (security systems, fire alarm systems)
         o     vendors/partners and products.

         This review will include:

         o the collection of documentation from software and hardware manufacturers
         o     the detailed review of programming code for custom applications
         o the physical testing of desktop equipment using software designed to test for year 2000 compliance
         o     the examination of key vendors'/partners' year 2000 programs
         o the ongoing testing of our products as part of normal quality assurance activities.

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

         CAUTIONARY STATEMENT REGARDING FACTORS THAT MAY AFFECT OUR BUSINESS AND OUR FUTURE RESULTS

         Our disclosure and analysis in this report contains "forward-looking statements". Forward-looking statements are any statements about our future that are not statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, you can identify these statements by the use of words such as "may," "will," "expects," "should," believes," "predicts," "plans," "anticipates," "estimates," "potential," "continue" or the negative of these terms, or any other words of similar meaning.

         These statements are only predictions. Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual events or results may differ materially.

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

         WE HAVE A LIMITED OPERATING HISTORY AND AN ACCUMULATED DEFICIT, WHICH MAKES YOUR EVALUATION OF US DIFFICULT AND AFFECTS MANY ASPECTS OF OUR BUSINESS. We have a limited operating history upon which you can evaluate us. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in developing industries, particularly companies in the relatively new and rapidly evolving market for Internet products, content and services. These risks for us include, but are not limited to:

         o     an evolving and unpredictable business model
         o     uncertain acceptance of new services including CNET Shopper.com
         o     competition
         o     management of growth

We cannot assure you that we will succeed in addressing such risks. If we fail to do so, our revenues and operating results could be materially reduced.

         Additionally, our limited operating history and the emerging nature of the markets in which we compete makes the prediction of future operating results difficult or impossible. We cannot assure you that our revenues will increase or even continue at their current level or that we will maintain profitability or generate cash from operations in future periods. In addition, interest that we pay on our 5% convertible subordinated notes and costs of our acquisitions, including amortization of goodwill and other purchased intangibles and ongoing operating expenses, may further affect our operating results. From our inception until the third quarter of 1998, we incurred significant losses. As of December 31, 1998 we had an accumulated deficit of $51.2 million. We may incur additional losses in the future. We expect to incur losses in 1999 as a result of our recently announced marketing campaign. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicating what our future performance will be.

         For each of the five years ended December 31, 1998 we did not have sufficient earnings to cover fixed charges. If we continue to have insufficient earnings to cover our fixed charges, our financial results could be adversely affected. For example, if currently available cash and cash generated by operations is insufficient to satisfy our fixed charges or our liquidity requirements, we may be required to sell additional equity or debt securities. The sale of additional equity or debt securities that are convertible into equity would result in additional dilution to our stockholders. There can be no assurance that financing will be available in amounts or on terms that we find acceptable.

         WE MAY EXPERIENCE FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS, AND MAY NOT BE ABLE TO ADJUST OUR SPENDING IN TIME TO COMPENSATE FOR ANY UNEXPECTED REVENUE SHORTFALL. Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures could materially reduce our operating results and adversely affect our financial condition.

         Factors that may adversely affect our quarterly operating results attributable to our Internet operations include, among others:

         o     demand for Internet advertising
         o the addition or loss of advertisers, and the advertising budgeting cycles of individual advertisers
         o     the level of traffic on our network of Internet channels
         o the amount and timing of capital expenditures and other costs, including marketing costs, relating to our Internet operations
         o     competition
         o our ability to manage effectively our development of new business segments and markets
         o our ability to successfully manage the integration of operations and technology of acquisitions and other business combinations
         o     our ability to upgrade and develop our systems and infrastructure
         o     technical difficulties, system downtime or Internet brownouts
         o     governmental regulation and taxation policies
         o general economic conditions and economic conditions specific to the Internet and Internet media

         Quarterly operating results attributable to our television operations are generally dependent on the costs we incur in producing our television programming. If the costs of producing television programs exceed licensing and distribution revenues, we could incur losses with respect to our television operations. As a result of our strategy to cross market our television and Internet operations, a decrease in the number of viewers of our television programs may lead to a reduction in use of our Internet channels, which would materially reduce our revenues and adversely affect our financial condition.

         Due to all of the foregoing factors, it is likely that our operating results may fall below our expectations or the expectations of securities analysts or investors in some future quarter. If this happens, the trading price of our common stock would likely be materially and adversely affected.

         OUR INTERNET CONTENT AND SERVICES MAY NOT BE ACCEPTED, WHICH COULD ADVERSELY AFFECT OUR PROFITABILITY. Our future success depends upon our ability to deliver original and compelling Internet content and services that attract and retain users. We cannot assure you that our content and services will be attractive to a sufficient number of Internet users to generate revenues sufficient for us to sustain operations. If we are unable to develop Internet content and services that allow us to attract, retain and expand a loyal user base that is attractive to advertisers and sellers of technology products, we will be unable to generate revenue.

         OUR TELEVISION PROGRAMMING MAY NOT BE SUCCESSFUL, WHICH COULD ADVERSELY AFFECT OUR PROFITABILITY. We cannot assure you that television broadcasters, cable networks or their viewers will accept our television programming. The successful development and production of television programming is subject to numerous uncertainties, including the ability to:

         o anticipate and successfully respond to rapidly changing consumer tastes and preferences
         o     obtain favorable distribution rights
         o     fund new program development
         o attract and retain qualified producers, writers, technical personnel and television hosts

We may be unable to increase or sustain our revenues if we fail to develop television programming that allows us to attract, retain and expand a loyal television audience, or if we fail to retain or develop distribution channels for our television programming.

         OUR FAILURE TO COMPETE SUCCESSFULLY COULD ADVERSELY AFFECT OUR PROSPECTS AND FINANCIAL RESULTS. The market for Internet content and services is new, intensely competitive and rapidly evolving. It is not difficult to enter this market and current and new competitors can launch new Internet sites at relatively low cost. We cannot assure you that we will compete successfully with current or future competitors. If we do not compete successfully, our financial results may be adversely affected.

         FAILURE TO EFFECTIVELY MANAGE OUR GROWTH COULD RESULT IN OUR INABILITY TO SUPPORT AND MAINTAIN OUR OPERATIONS. We have rapidly and significantly expanded our operations and anticipate that further expansion of our operations may be required in order to address potential market opportunities. This rapid growth has placed, and we expect it to continue to place, a significant strain on our management, operational and financial resources. We cannot assure you that:

         o our current personnel, systems, procedures and controls will be adequate to support our future operations
         o management will be able to identify, hire, train, motivate or manage required personnel
         o management will be able to successfully identify and exploit existing and potential market opportunities

         IF WE EXPERIENCE DIFFICULTIES WITH OUR SYSTEM DEVELOPMENT AND OPERATIONS, WE COULD EXPERIENCE A DECREASE IN REVENUES. Our Internet revenues consist primarily of revenues derived from the sale of advertisements and other fees from sellers of technology products on our Internet channels, in particular from arrangements with our advertising customers that provide for a guaranteed number of impressions. If our Internet channels are unavailable as a result of a system interruption we may be unable to deliver the number of impressions guaranteed by these agreements. During 1998, we experienced two power interruptions that resulted in the unavailability of our Internet channels and services for portions of two days. We cannot assure you that we will be able to accurately project the rate or timing of increases, if any, in the use of our Internet channels or will be able to, in a timely manner, effectively upgrade and expand our systems.

         OUR FINANCIAL RESULTS WILL BE ADVERSELY AFFECTED IF WE FAIL TO SUSTAIN OUR ADVERTISING REVENUES. Our revenues through December 31, 1998 were derived primarily from the sale of advertising and other fees from sellers of technology products on our Internet channels and from advertising and license fees from producing our television programs. Most of our advertising contracts can be terminated by the customer at any time on very short notice. If we lose advertising customers, fail to attract new customers or are forced to reduce advertising rates in order to retain or attract customers, our revenues and financial condition will be materially and adversely affected.

         IF THE INTERNET IS NOT ACCEPTED AS AN ADVERTISING MEDIUM WE COULD EXPERIENCE A DECREASE IN REVENUES. Our Internet advertising customers and potential customers have only limited experience with the Internet as an advertising medium and neither they nor their advertising agencies have devoted a significant portion of their advertising budgets to Internet-based advertising in the past. In order for us to generate advertising revenues, advertisers and advertising agencies must direct a significant portion of their budgets to the Internet and, specifically, to our Internet sites. Acceptance of the Internet among advertisers and advertising agencies also depends to a large extent on the growth of use of the Internet by consumers, which is very uncertain, and on the acceptance of new methods of conducting business and exchanging information. If Internet-based advertising is not widely accepted by advertisers and advertising agencies, our revenues and financial condition will be materially and adversely affected. In addition, users can purchase software that is designed to block banner advertisements from appearing on their computer screens as the user navigates on the Internet. This software is intended to increase the navigation speed for the user. Our revenues could be materially reduced if this software or other ad-blocking technology becomes widely-used.

         IF OUR BRAND IS NOT ACCEPTED OR MAINTAINED, OUR FINANCIAL RESULTS COULD BE ADVERSELY AFFECTED. Acceptance of our CNET brand will depend largely on our success in providing high quality Internet and television programming. If consumers do not perceive our existing Internet and television content to be of high quality, or if we introduce new Internet channels or television programs or enter into new business ventures that are not favorably received by consumers, we will not be successful in promoting and maintaining our brand. If we are unable to provide high quality content and services or fail to promote and maintain our CNET brand, our revenues and financial condition will be materially and adversely affected. In addition, we expect to incur losses in 1999 as a result of our recently announced marketing campaign.

         INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD ADVERSELY AFFECT OUR ABILITY TO OPERATE. Our success depends to a large extent on the continued services of Halsey M. Minor, Shelby W. Bonnie and the other members of our senior management team. In particular, the loss of the services of Mr. Minor or Mr. Bonnie, our founders, could have an adverse effect on us due to their crucial role in our strategic development. Our success is also dependent on our ability to attract, retain and motivate other officers, key employees and personnel. We do not have "key person" life insurance policies on any of our officers or other employees. The production of our Internet and television content and services requires highly skilled writers and editors and personnel with sophisticated technical expertise. We have encountered difficulties in attracting qualified software developers for our Internet channels and related technologies. If we do not attract, retain and motivate the necessary technical, managerial, editorial and sales personnel, there could be a material adverse effect on our business and operating results.

         WE HAVE RISKS ASSOCIATED WITH TELEVISION DISTRIBUTION AND WE ARE DEPENDENT ON THE NETWORKS THAT CARRY OUR TELEVISION PROGRAMMING, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION. Our television programming is currently carried on the USA Network and the Sci-Fi Channel, both of which are owned by USA Networks, pursuant to an agreement that has been extended through September 30, 1999. We cannot assure you that we will be able to obtain distribution for our television programming after September 30, 1999. We recently entered into a three year agreement with NBC providing for our television programming to be carried primarily on CNBC starting in October 1999, subject to the closing of the transaction forming NBC Internet, to which we are a party. We cannot assure you that the NBC Internet transaction will close, and we therefore cannot assure you that our television programming will be carried on CNBC starting in October 1999. If the NBC Internet transaction does not close and we are unable to find an alternative carrier for our television programming, our brand, revenues and financial condition may be materially and adversely affected.

         RISKS ASSOCIATED WITH TECHNOLOGICAL CHANGE COULD ADVERSELY AFFECT OUR ABILITY TO OPERATE. Characteristics of the market for Internet products and services include:

         o     rapid technological developments
         o     frequent new product introductions
         o     evolving industry standards

The emerging character of these products and services and their rapid evolution requires that we continually improve the performance, features and reliability of our Internet content, particularly in response to competitive offerings. We cannot assure you that we will be successful in responding quickly, cost effectively and sufficiently to these developments. In addition, the widespread adoption of new Internet technologies or standards could require us to make substantial expenditures to modify or adapt our Internet channels and services and could fundamentally affect the character, viability and frequency of Internet-based advertising. Any of these events could have a material adverse effect on our financial condition and operating results.

         OUR FAILURE TO DEVELOP AND MAINTAIN RELATIONSHIPS WITH THIRD PARTIES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION. We rely on the cooperation of owners and operators of other Internet sites in connection with the operation of our Internet channels and services. We cannot assure you that this cooperation will be available on acceptable commercial terms or at all. Our ability to develop original and compelling Internet content and service is also dependent on maintaining relationships with and using products provided by third party vendors of Internet development tools and technologies, including:

         o     Macromedia's Shockwave
         o     Microsoft's ActiveX
         o     Progressive Networks' RealAudio
         o     Sun Microsystems' Java

Our ability to advertise on other Internet sites and the willingness of the owners of these sites to direct users to our Internet channels through hypertext links are also critical to the success of our Internet operations. If we are unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if our competitors are better able to capitalize on these relationships, our financial condition and operating results will be materially and adversely affected.

         WE MAY HAVE DIFFICULTIES WITH OUR ACQUISITIONS AND INVESTMENTS, WHICH COULD ADVERSELY AFFECT OUR GROWTH AND FINANCIAL CONDITION. From time to time, we consider new business opportunities and ventures, including acquisitions, in a broad range of areas. Any decision by us to pursue a significant business expansion or new business opportunity could:

         o require us to invest a substantial amount of capital, which could have a material adverse effect on our financial condition and our ability to implement our existing business strategy
         o require us to issue additional equity interests, which would be dilutive to our current stockholders
         o     result in operating losses
         o place additional, substantial burdens on our management personnel and our financial and operational systems

We cannot assure you that we will have sufficient capital to pursue any investment or acquisition, that we will be able to develop any new Internet channel or service or other new business venture in a cost effective or timely manner or that these ventures would be profitable.

         WE MAY HAVE DIFFICULTIES WITH OUR BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES, WHICH COULD ADVERSELY AFFECT OUR GROWTH AND FINANCIAL CONDITION. We may choose to expand our operations or market presence by entering into:

         o     agreements
         o     business combinations
         o     investments
         o     joint ventures
         o     other strategic alliances with third parties

Any transaction will be accompanied by risks, which include, among others:

         o the difficulty of assimilating the operations, technology and personnel of the combined companies
         o     the potential disruption of our ongoing business
         o the possible inability to retain key technical and managerial personnel
         o additional expenses associated with amortization of goodwill and other purchased intangible assets
         o additional operating losses and expenses associated with the activities and expansion of acquired businesses
         o the possible impairment of relationships with existing employees and advertising customers

We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with any transaction or that any transaction will be profitable.

         WE DEPEND ON INTELLECTUAL PROPERTY RIGHTS, AND OTHERS MAY INFRINGE UPON THOSE RIGHTS, OR THESE RIGHTS MAY BECOME OBSOLETE, ADVERSELY AFFECTING OUR BUSINESS. We rely on trade secret, trademark and copyright laws to protect our proprietary technologies and content. We cannot assure you that:

         o     these laws will provide sufficient protection
         o others will not develop technologies or content that are similar or superior to ours
         o third parties will not copy or otherwise obtain and use our technologies or content without authorization

Any of these events could have a material adverse effect on our business.

         WE MAY NOT BE ABLE TO ACQUIRE OR MAINTAIN OUR DOMAIN NAMES, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO OPERATE OUR ONLINE DIVISION. We currently hold various Web domain names relating to our brand and sites. The acquisition and maintenance of domain names generally is regulated by government agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. For example, the Internet Corporation for Assigned Names and Numbers recently selected a number of companies to tap into Network Solutions, Inc.'s domain name registration system. Network Solutions was previously the exclusive registrar for the ".com," ".net" and ".org" generic top-level domains. We cannot assure you that we will be able to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We, therefore, may be unable to prevent third parties from acquiring domain names that are similar to, or infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. Any inability to acquire or maintain domain names could have a material adverse effect on our business.

         CHANGES IN REGULATIONS COULD ADVERSELY AFFECT THE WAY THAT WE OPERATE. It is possible that new laws and regulations will be adopted covering issues relating to the Internet, including:

         o     privacy
         o     copyrights
         o     obscene or indecent communications
         o pricing, characteristics and quality of Internet products and services

The adoption of restrictive laws or regulations could:

         o     decrease the growth of the Internet
         o     reduce our revenues
         o     expose us to significant liabilities

We cannot be sure what effect any future material noncompliance by us with these laws and regulations or any material changes in these laws and regulations could have on our business.

         IF USE OF THE INTERNET DOES NOT CONTINUE TO GROW, WE MAY NOT HAVE A SUFFICIENT BASE OF USERS TO SUPPORT OUR BUSINESS. The rapid growth in the use of and interest in the Internet is a recent phenomenon. We cannot assure you that acceptance and use of the Internet will continue to develop or that a sufficient base of users will develop to support our business.

         We also cannot assure you that the Internet infrastructure will be able to support the demands placed upon it by:

         o     increases in number of users
         o     an increase in frequency of use
         o     an increase in bandwidth requirements of users

In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased government regulation. If use of the Internet does not continue to grow or grows more slowly than expected, or if the Internet infrastructure does not effectively support growth that may occur, our revenues and financial condition would be materially and adversely affected.

         WE HAVE CAPACITY CONSTRAINTS AND MAY BE SUBJECT TO SYSTEM DISRUPTIONS, WHICH COULD ADVERSELY AFFECT OUR REVENUES. Our ability to attract Internet users and maintain relationships with advertising and service customers depends on the satisfactory performance, reliability and availability of our Internet channels and our network infrastructure. Our Internet advertising revenues directly relate to the number of advertisements delivered by us to users. System interruptions that result in the unavailability of our Internet channels or slower response times for users would reduce the number of advertisements and sales leads delivered and reduce the attractiveness of our Internet channels to users and advertisers. We have experienced periodic system interruptions in the past and believe that such interruptions will continue to occur from time to time in the future. Any increase in system interruptions or slower response times resulting from these factors could have a material adverse effect on our revenues and financial condition.

         Our Internet and television operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. All of our servers and television production equipment are currently located in San Francisco, California, an area that is susceptible to earthquakes. Since launching our first Internet site in June 1995, we have experienced system downtime for limited periods due to power loss and telecommunications failures, and we cannot assure you that interruptions in service will not materially and adversely affect our operations in the future. We do not carry sufficient business interruption insurance and do not carry earthquake insurance to compensate us for losses that may occur. Any losses or damages that we incur could have a material adverse effect on our financial condition.

         OUR BUSINESS INVOLVES RISKS OF LIABILITY CLAIMS FOR OUR INTERNET AND TELEVISION CONTENT, WHICH COULD RESULT IN SIGNIFICANT COSTS. As a publisher and a distributor of content over the Internet and television, we face potential liability for:

         o     defamation
         o     negligence
         o     copyright, patent or trademark infringement
         o other claims based on the nature and content of the materials that we publish or distribute

These types of claims have been brought, sometimes successfully, against online services. In addition, we could be exposed to liability in connection with material indexed or offered on our sites. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to reimburse us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our financial condition.

         UNAUTHORIZED PERSONS ACCESSING OUR SYSTEMS COULD DISRUPT OUR OPERATIONS AND RESULT IN THE THEFT OF OUR PROPRIETARY INFORMATION. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our Internet operations. We may be required to expend significant capital and resources to protect against the threat of security breaches or to alleviate problems caused by breaches in security. For example, so-called "spiders" have and can be used in efforts to copy our databases, including our database of technology products and prices.

         Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet, particularly as a means of conducting commercial transactions. To the extent that our activities or the activities of third party contractors involve the storage and transmission of proprietary information, such as computer software or credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. We cannot assure you that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements.

         OUR INABILITY TO UTILIZE TECHNOLOGY THAT WE DO NOT OWN COULD DISRUPT OUR OPERATIONS. We rely on technology licensed from third parties. We cannot assure you that these third party technology licenses will be available or will continue to be available to us on acceptable commercial terms or at all.

         OUR SUBSTANTIAL DEBT EXPOSES US TO RISKS THAT COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION. As a result of the sale of our 5% convertible subordinated notes in March 1999, we incurred $172.9 million of additional debt. Along with the notes, we may incur substantial additional debt in the future. The level of our indebtedness, among other things, could:

         o     make it difficult for us to make payments on the notes
         o make it difficult for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes
         o limit our flexibility in planning for, or reacting to changes in, our business
         o make us more vulnerable in the event of a downturn in our business

We cannot assure you that we will be able to meet our debt service obligations, including our obligations under the notes.

         WE MAY BE UNABLE TO PAY OUR DEBT SERVICE AND OTHER OBLIGATIONS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND CAUSE US TO DEFAULT UNDER THE NOTES. Our operating income and cash flow generated during 1998 would have been insufficient to pay the amount of interest payable annually on our indebtedness, including our notes. We expect to spend approximately $100.0 million over the next eighteen months in connection with our recently announced marketing campaign, and anticipate that we will incur losses in 1999 as a result. The interest payable on our notes is $8,645,750 each year. We cannot assure you that we will be able to pay interest and other amounts due on the notes or our other indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under our other indebtedness. Any default under our indebtedness could have a material adverse effect on our financial condition.

         YEAR 2000 PROBLEMS FOR US, OUR SUPPLIERS OR OUR CUSTOMERS COULD INCREASE OUR LIABILITIES OR EXPENSES AND IMPACT OUR PROFITABILITY. We are in the assessment phase of our year 2000 program. We cannot assure you that we will not experience serious unanticipated negative consequences and/or additional material costs caused by undetected errors or defects in the technology used in our internal systems, or by failures of our vendors/partners to address their year 2000 issues in a timely and effective manner.

         THE PRICE OF OUR COMMON STOCK IS SUBJECT TO WIDE FLUCTUATION. The trading price of our common stock is subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of events and factors, including:


         o     quarterly variations in operating results
         o     announcements of innovations
         o new products, strategic developments or business combinations by us or our competitors
         o     changes in our expected operating expense levels or losses
         o changes in financial estimates and recommendations of securities analysts
         o the operating and securities price performance of other companies that investors may deem comparable to us
         o     news reports relating to trends in the Internet
         o     other events or factors

         In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock.

         WE HAVE A SUBSTANTIAL NUMBER OF SHARES OF COMMON STOCK THAT MAY BE SOLD, WHICH COULD AFFECT THE TRADING PRICE OF OUR COMMON STOCK. We have a substantial number of shares of common stock subject to stock options and warrants, and our notes may be converted into shares of common stock. We cannot predict the effect, if any, that future sales of shares of common stock or notes, or the availability of shares of common stock or notes for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options or warrants or the conversion of notes, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock and notes.

         PROVISIONS OF OUR CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW COULD DETER TAKEOVER ATTEMPTS. Some provisions in our certificate of incorporation and bylaws could delay, prevent or make more difficult a merger, tender offer, proxy contest or change of control. Our stockholders might view any transaction of this type as being in their best interest since the transaction could result in a higher stock price than the current market price for our common stock. Among other things, our certificate of incorporation and bylaws:

         o authorize our board of directors to issue preferred stock in series with the terms of each series to be fixed by our board of directors
         o divide our board of directors into three classes so that only approximately one-third of the total number of directors is elected each year
         o     permit directors to be removed only for cause
         o specify advance notice requirements for stockholder proposals and director nominations

         In addition, with some exceptions, the Delaware General Corporation Law restricts or delays mergers and other business combinations between us and any stockholder that acquires 15% or more of our voting stock.


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

                                    KPMG LLP

San Francisco, California
February 9, 1999, except
as to paragraph 5 of
footnote 5 and footnote 10,
which are as of March 22, 1999

                                   CNET, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                        December 31,
                                                           -----------------------------------
                                                                1998                1997
                                                           ---------------     ---------------
                                 ASSETS
Current assets:
   Cash and cash equivalents.........................      $    51,533,655    $    22,553,988
   Accounts receivable, net of allowance for
     doubtful accounts of $1,721,625 and $461,000
     in 1998 and 1997, respectively..................           15,074,639          9,149,762
   Accounts receivable, related party................            1,710,745               --
   Other current assets..............................            1,704,765          1,134,957
   Restricted cash...................................              945,330          1,599,113
                                                           ---------------     ---------------
     Total current assets............................           70,969,134         34,437,820
Property and equipment, net..........................           15,325,512         19,553,537
Other assets.........................................            2,059,806          4,270,321
                                                           ---------------     ---------------
     Total assets....................................      $    88,354,452    $    58,261,678
                                                           ===============    ===============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..................................      $     3,476,654     $     3,567,783
   Accrued liabilities...............................            6,592,819          10,080,504
   Current portion of long-term debt.................            1,112,512           1,358,772
                                                           ---------------     ---------------
     Total current liabilities.......................           11,181,985          15,007,059
Long-term debt.......................................              569,245           2,611,815
                                                           ---------------     ---------------
     Total liabilities...............................           11,751,230          17,618,874
Commitments and contingencies
Stockholders' equity:
   Common stock; $0.0001 par value;
     50,000,000 shares authorized; 34,119,948
     and 29,324,370 shares issued and
     outstanding in 1998 and 1997,
     respectively....................................                3,412               2,936
   Additional Paid-in capital........................          127,770,245          94,696,127
   Accumulated deficit...............................          (51,170,435)        (54,056,259)
                                                           ---------------     ---------------
     Total stockholders' equity......................           76,603,222          40,642,804
                                                           ---------------     ---------------
     Total liabilities and stockholders' equity......      $    88,354,452     $    58,261,678
                                                           ===============     ===============

          See accompanying notes to consolidated financial statements.

                                   CNET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Year Ended December 31,
                                                 ----------------------------------------------
                                                     1998             1997            1996
                                                 ------------     ------------     ------------
Revenues:
   Internet...............................       $ 49,374,195     $ 26,717,280     $ 10,133,684
   Television.............................          7,057,885        6,922,309        4,696,664
                                                 ------------     ------------     ------------
    Total revenues........................         56,432,080       33,639,589       14,830,348
                                                 ------------     ------------     ------------
Cost of revenues:
   Internet...............................         23,291,215       19,812,604        9,120,545
   Television.............................          6,741,133        6,904,471        6,212,959
                                                 ------------     ------------     ------------
     Total cost of revenues...............         30,032,348       26,717,075       15,333,504
                                                 ------------     ------------     ------------
     Gross profit (deficit)...............         26,399,732        6,922,514         (503,156)
                                                 ------------     ------------     ------------
Operating expenses:
   Sales and marketing....................         14,530,355       11,602,746        7,821,454
   Development............................          3,454,387       13,608,846        3,438,333
   General and administrative.............          6,806,886        6,848,793        3,772,368
   Unusual items..........................           (921,839)       9,000,000             --
                                                 ------------     ------------     ------------
     Total operating expenses.............         23,869,789       41,060,385       15,032,155
                                                 ------------     ------------     ------------
     Operating income (loss)..............          2,529,943      (34,137,871)     (15,535,311)

Other income (expense):
   Equity losses..........................        (11,795,944)      (2,228,430)      (1,865,299)
   Gain on sale of equity investments.....         10,450,342       11,026,736             --
   Interest income (expense), net.........          1,415,616          611,473          451,948
                                                 ------------     ------------     ------------
     Total other income (expense).........             70,014        9,409,779       (1,413,351)
                                                 ------------     ------------     ------------
     Net income (loss)....................       $  2,599,957     $(24,728,092)    $(16,948,662)
                                                 ============     ============     ============

Basic net income (loss) per share.........       $       0.08     $(      0.91)    $(      1.06)
                                                 ============     ============     ============
Diluted net income (loss) per share.......       $       0.07     $(      0.91)    $(      1.06)
                                                 ============     ============     ============
Shares used in calculating basic
     per share data.......................         31,932,530       27,223,642       15,927,794
                                                 ============     ============     ============
Shares used in calculating diluted
     per share data.......................         34,852,938       27,223,642       15,927,794
                                                 ============     ============     ============


          See accompanying notes to consolidated financial statements.

                                   CNET, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                       Convertible
                                      Preferred Stock          Common Stock         Additional                        Total
                                ------------------------------------------------      Paid-in      Accumulated      Stockholders'
                                  Shares        Amount      Shares       Amount       Capital        Deficit          Equity
                                ----------     -------    ----------     -------    ----------     ------------    -------------
Balances as of
   December 31, 1995 .........   3,439,202      34,392     5,400,000       540       15,143,363    (12,379,505)       2,798,790
Issuance of Series B
   convertible preferred
   stock .....................     366,144       3,661          --        --            362,483           --            366,144
Issuance of Series D
   convertible preferred
   stock .....................       2,588          26          --        --             33,307           --             33,333
Issuance of Series E
   convertible preferred
   stock .....................     453,169       4,532          --        --          8,364,102           --          8,368,634
Issuance of warrants .........        --          --            --        --            164,000           --            164,000
Public stock offering, net ...  37,776,594
   net of $3,151,406
   issuance costs ............        --          --       5,200,000       520       37,776,074           --
Conversion of preferred
   stock into common
   stock .....................  (4,261,103)    (42,611)   15,633,346      1564           41,047           --               --

Exercise of stock options ....        --          --         306,000        30          369,530           --            369,560
Employee stock purchase
   plan ......................        --          --          23,578         2          169,759           --            169,761
Net loss .....................        --          --            --        --               --      (16,948,662)     (16,948,662)
                                ----------     -------    ----------     -----      -----------    -----------      -----------
Balances as of
   December 31, 1996 .........        --          --      26,562,924     2,656       62,423,665    (29,328,167)      33,098,154
Exercise of stock options ....        --          --         822,914        86        1,175,494           --          1,175,580
Employee stock purchase
   plan ......................        --          --          70,026         8          705,403           --            705,411
Issuances of common stock ....        --          --       1,868,506       186       23,391,565           --         23,391,751
Warrant compensation .........        --          --            --        --          7,000,000           --          7,000,000
Net loss .....................        --          --            --        --               --      (24,728,092)     (24,728,092)
                                ----------     -------    ----------     -----      -----------    -----------      -----------
Balances as of
   December 31, 1997 .........        --          --      29,324,370     2,936       94,696,127    (54,056,259)      40,642,804
Exercise of stock options
   and warrants ..............        --          --       2,027,662       202        6,246,092           --          6,246,294
Employee stock purchase
   plan ......................        --          --          56,386         4          723,553           --            723,557
Issuances of common stock ....        --          --       1,625,600       162       26,212,556           --         26,212,718
Issuance of common stock
   in relation to the
   UVision acquisition .......        --          --       1,089,930       108         (108,083)       285,867          177,892
Net income ...................        --          --            --        --               --        2,599,957        2,599,957
                                ----------     -------    ----------     -----      -----------    -----------      -----------
Balances as of
   December 31, 1998 .........        --          --      34,119,948     3,412      127,770,245    (51,170,435)      76,603,222
                                ==========     =======    ==========     =====      ===========    ===========      ===========


          See accompanying notes to consolidated financial statements.

                                   CNET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Year Ended December 31,
                                                             -------------------------------------------------
                                                                 1998               1997                1996
                                                             -----------        -----------        -----------
Cash flows from operating activities:
   Net income(loss)......................................   $  2,599,957       $(24,728,092)      $(16,948,662)
   Adjustments to reconcile net loss to net cash
     provided (used) in operating activities:
       Depreciation and amortization.....................      6,341,217          5,054,980          1,928,496
       Amortization of program costs.....................      5,802,074          6,548,937          4,673,201
       Interest expense converted into preferred stock...           --                 --              222,141
       Allowance for doubtful accounts...................      1,260,625            361,214             75,000
       Reserve for joint venture.........................           --           (1,248,799)         1,865,299
       Warrant compensation expense......................           --            7,000,000               --
       Changes in operating assets and liabilities:
         Accounts receivable.............................     (9,730,143)        (4,218,799)        (4,165,939)
         Other current assets............................        455,340           (916,690)            29,750
         Other assets....................................      4,933,084         (1,515,407)        (1,237,499)
         Accounts payable................................        328,540            228,931          2,807,549
         Accrued liabilities.............................     (2,833,799)         7,534,213          1,839,558
                                                             -----------        -----------        -----------
           Net cash provided (used) in operating
              activities.................................      9,156,895         (5,899,512)        (8,911,106)
                                                             -----------        -----------        -----------
Cash flows from investing activities:
   Purchases of equipment, excluding capital leases......     (4,879,353)       (12,213,050)       (10,739,354)
   Purchases of programming assets.......................     (6,083,639)        (5,826,476)        (5,438,092)
   Loan to joint venture.................................           --           (1,639,139)        (1,776,588)
   Investment in Vignette Corporation....................           --                 --             (511,500)
                                                             -----------        -----------        -----------
           Net cash used in investing activities.........    (10,962,992)       (19,678,665)       (18,465,534)
                                                             -----------        -----------        -----------
Cash flows from financing activities:
   Net proceeds from issuance of convertible preferred
     stock...............................................           --                 --            4,543,826
   Net proceeds from initial public offering.............           --                 --           37,776,594
   Net proceeds from issuance of common stock............     26,212,718         23,391,751               --
   Net proceeds from the issuance of common stock in
     relation to the UVision acquisition.................       (107,975)
   Allocated proceeds from issuance warrants.............           --                 --              164,000
   Proceeds from stockholder receivable..................           --                 --              594,654
   Proceeds from employee stock purchase plan............        723,557            705,411            169,761


                                                                                      Year Ended December 31,
                                                                       --------------------------------------------------
                                                                           1998               1997                1996
                                                                       ------------       ------------       ------------
   Proceeds from debt......................................                    --            3,280,806          3,636,000
   Proceeds from exercise of stock and warrants............               6,246,294          1,175,580            141,050
   Principal payments on capital leases....................                (416,377)          (238,688)          (104,542)
   Principal payments on equipment note....................              (1,872,453)          (338,630)           (91,851)
                                                                       ------------       ------------       ------------
           Net cash provided by financing activities.......              30,785,764         27,976,230         46,829,492
                                                                       ------------       ------------       ------------
Net increase (decrease) in cash and cash equivalents.......              28,979,667          2,398,053         19,452,852
Cash and cash equivalents at beginning of period...........              22,553,988         20,155,935            703,083
                                                                       ------------       ------------       ------------
Cash and cash equivalents at end of period.................            $ 51,533,655       $ 22,553,988       $ 20,155,935
                                                                       ============       ============       ============
Supplemental disclosure of cash flow information:
   Interest paid...........................................            $    324,762       $    254,790       $     88,792
Supplemental disclosure of noncash transactions:
   Non cash portion of Investment..........................            $  3,066,449               --         $    105,000
   Capital lease obligations incurred......................                    --         $    408,408       $    297,436
   Note issued in exchange for equipment...................                    --                 --         $    137,551
   Exercise of stock options through issuance of note
     receivable from stockholder...........................                    --                 --         $    594,654
   Conversion of preferred stock into common stock.........                    --                 --         $     42,611
   Conversion of debt and interest into 0,0, and 208,548
     shares of convertible preferred stock, respectively...                    --                 --         $  3,858,141



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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CNET, Inc., and its majority owned controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION

         Through June 30, 1996, television revenues were principally derived from the sale of advertising during the Company's CNET CENTRAL television program and were recognized upon broadcast based on the number of viewers of the program. Effective July 1, 1996, and subsequently renewed through June 30, 1999, the Company licensed a two hour programming block it produces for broadcast on a cable network for a license fee limited to the costs of production of the programming block and further limited to certain maximum amounts per the contract. In September 1996, the Company began producing TV.com which was exclusively distributed by Golden Gate Productions, L.P., ("GGP"). The revenue from this program was used first to offset costs of distribution and production and thereafter was shared equally by the Company and GGP. In August 1997, the assets of GGP were acquired by a third party who agreed to distribute the program through Trans World International, ("TWI"), under the same terms. Beginning March 1, 1998, the Company assumed responsibility for the sale of advertisements on TV.com and pays a distribution fee to the third party.

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

         The following table sets forth the computation of net income (loss) per share (in thousands, except per share data):

                                                                         Year Ended December 31,
                                                               -------------------------------------------
                                                                 1998              1997             1996
                                                               --------          --------         --------
Net income (loss) per share:
     Basic net income (loss) per share                         $   0.08          $  (0.91)        $  (1.06)
                                                               ========          ========         ========

     Diluted net income (loss) per share                       $   0.07          $  (0.91)        $  (1.06)
                                                               ========          ========         ========

Net income (loss)                                              $  2,600          $(24,728)        $(16,949)
                                                               ========          ========         ========
Basic and diluted shares:
    Weighted average common shares outstanding used in
       computing basic net income(loss) per share
                                                                 31,933           27,224            15,928
                                                               ========          ========         ========
    Common stock equivalents:

          Stock options and awards                                2,920               --                --
                                                               ========          ========         ========
    Weighted average common shares and
       common stock equivalents outstanding
       used in computing diluted net income
       (loss) per share                                          34,853           27,224            15,928
                                                               ========          ========         ========

STOCK-BASED COMPENSATION

         The Company accounts for its stock-based employee compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price.

COMPREHENSIVE INCOME (LOSS)

         The Company has no significant comprehensive income (loss) and, accordingly, the comprehensive income(loss) is the same as net income (loss) for all periods.

ADVERTISING EXPENSE

         The cost of advertising is expensed as incurred. Such costs are included in selling and marketing expense and totaled approximately $5,081,308, $2,267,154 and $3,697,314 during the years ended December 31, 1998, 1997 and 1996, respectively.

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

(2)      BALANCE SHEET COMPONENTS

CASH AND CASH EQUIVALENTS

         The carrying value of cash and cash equivalents consisted of:

                                      December 31,
                              ---------------------------
                                  1998            1997
                              -----------     -----------
Commercial paper              $21,452,792     $ 2,004,131
Money market mutual funds      23,447,941      17,034,006
Cash                            6,632,922       3,515,851
                              -----------     -----------
                              $51,533,655     $22,553,988
                              ===========     ===========



         All cash equivalents have been classified as available for sale securities as of December 31, 1998 and 1997.

RESTRICTED CASH

         Restricted cash balance relates to certain deposits in escrow for leasehold improvements and as collateral for letters of credit relating to security deposits.

PROPERTY AND EQUIPMENT

         A summary of property and equipment follows:

                                                           December 31,
                                                   ---------------------------
                                                      1998             1997
                                                   -----------     -----------
Computer equipment                                 $12,270,491     $11,769,291
Production equipment                                 2,552,420       2,241,597
Office equipment, furniture & fixtures               3,131,737       2,230,267
Software                                             1,845,777       1,745,660
Leasehold improvements                               7,644,246       7,193,769
Assets in progress                                     620,165       1,533,198
                                                   -----------     -----------
                                                    28,064,836      26,713,782

Less accumulated depreciation and amortization      12,739,324       7,160,245
                                                   -----------     -----------
                                                   $15,325,512     $19,553,537
                                                   ===========     ===========

         As of December 31, 1998 and 1997, the Company had equipment under capital lease agreements of $1,168,134, and accumulated amortization of $1,084,125 and $694,747, respectively.

         As of December 31, 1998, the Company had purchased equipment pursuant to loan agreements in the amount of $948,982. As of December 31, 1998 and 1997, the equipment had accumulated amortization of $702,408 and $512,612, respectively.

ACCRUED LIABILITIES

         A summary of accrued liabilities follows:

                                             December 31,
                                      ---------------------------
                                         1998            1997
                                      -----------     -----------
Compensation and related benefits     $ 4,007,614     $ 2,594,386
Marketing and advertising                 577,872         619,101
Deferred Revenue                          594,212       3,233,681
Lease Abandonment                              --       1,300,000
Other                                   1,413,121       2,333,336
                                      -----------     -----------
                                      $ 6,592,819     $10,080,504
                                      ===========     ===========

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

         During 1996 and 1995, the Company financed certain production equipment in the amounts of $189,256 and $759,726, respectively, through notes at an interest rate of 12.25%. The notes are secured by the equipment financed. The current and long-term portion of the notes are included in current portion of long-term debt and long-term debt, respectively, in the accompanying balance sheet (along with capital lease obligations, Note 4). The aggregate annual principal payments for notes payable outstanding as of December 31, 1998, are summarized as follows:

                         Year Ending December 31,
                    -------------------------------------
                                   1999                        994,177
                                   2000                        535,728
                                   2001                         33,517
                                                            ----------
                                                            $1,563,422
                                                            ==========

(3)      INCOME TAXES

         The Company's effective tax rate differs from the statutory federal income tax rate of 34% as shown in the following schedule:

                                                                       Year Ended December 31,
                                                                 ----------------------------------
                                                                   1998          1997        1996
                                                                 --------      --------    --------
        Income tax benefit at statutory rate                         34.0%         34.0%       34.0%
        Operating losses with no current tax benefit
                                                                    (34.0%)       (34.0%)     (34.0%)
                                                                 --------      --------    --------
        Effective tax rate                                             --            --          --
                                                                 ========      ========    ========



The tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below:

                                              Year Ended December 31,
                                    -------------------------------------------
                                       1998            1997            1996
                                    -----------     -----------     -----------
Capitalized "start-up" expenses     $   457,000     $   818,000     $ 1,217,000
Net operating losses                 22,184,000      16,268,000       9,596,000
Accruals, reserves and other          3,275,000       6,289,000       1,027,000
                                    -----------     -----------     -----------
                                     25,916,000      23,375,000      11,840,000
Less valuation allowance             25,916,000      23,375,000      11,840,000
                                    -----------     -----------     -----------
                                    $        --     $        --     $        --
                                    ===========     ===========     ============

         The Company has a valuation allowance as of December 31, 1998, which fully offsets its gross deferred tax assets due to the Company's historical losses and the fact that there is no guarantee the Company will generate sufficient taxable income in the future to be able to realize any or all of the deferred tax assets. The net change in the total valuation allowance for the year ended December 31, 1998, was $2,541,000.

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

(4)      LEASES

         The Company has several non-cancelable leases primarily for general office, facilities, and equipment that expire over the next ten years. Future minimum lease payments under these leases are as follows:

             YEAR ENDING DECEMBER 31,            Capital Leases   Operating Leases
             ------------------------            --------------   ----------------
        1999                                     $      129,140     $  4,548,163
        2000                                                 --        3,519,185
        2001                                                 --        2,396,254
        2002                                                 --        1,421,819
        2003                                                 --          981,674
        Thereafter                                           --          598,910
                                                 --------------     ------------

        Total minimum lease payments                    129,140     $ 13,466,005
                                                                    ============
        Less amount representing interest                10,805
                                                 --------------
        Capital lease obligation, all current    $      118,335
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

         On May 12, 1998, the Company completed the acquisition of U.Vision, Inc., a California corporation ("U.Vision"), through a merger between U.Vision and a wholly-owned acquisition subsidiary of the Company (the "merger"), in which the Company issued 1,089,930 shares of common stock in exchange for all of the outstanding shares of U.Vision. U.Vision owned and operated ComputerEsp, a pricing and availability engine for buying computer products on the Internet. Subsequent to the merger, the Company relaunched the service as Shopper.com. The Company recorded this transaction using the pooling-of-interests accounting method and recorded the financial results of U.Vision in its financial statements effective April, 1, 1998. The financial statements of the Company prior to April 1, 1998 have not been adjusted for the financial results of U.Vision as the impact was not material. The shares used in calculating the basic and diluted net loss per share data have been adjusted in prior periods to reflect the U.Vision transaction as outstanding for all periods.

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

STOCK OPTION PLANS

         In 1994, the Board of Directors adopted a Stock Option Plan (the "1994 Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The 1994 Plan authorizes grants of options to purchase up to 5,500,000 shares of authorized but unissued common stock. In 1997, the stockholders approved the 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan authorizes grants of options to purchase up to 5,000,000 shares of authorized but unissued common stock. Stock options for both the 1994 Plan and the 1997 Plan are granted with an exercise price equal to the fair market value at the date of grant. All stock options have 10-year terms and generally vest and become fully exercisable between three and four years from the date of grant.

         A summary of the status of the 1994 Plan and the 1997 Plan as of December 31, 1998, 1997 and 1996, and changes during each of the years then ended:


                                                             Weighted Average
                                           Number of Shares  Exercise Prices
                                           ----------------  ----------------
          Balance as of December 31, 1995      2,952,500           0.80
          Granted                              1,728,400           5.72
          Exercised                           (1,393,934)          0.52
          Cancelled                             (158,034)          2.73
                                              ----------      ---------
          Balance as of December 31, 1996      3,128,932           3.55
          Granted                              2,647,046          11.87
          Exercised                             (889,392)          1.44
          Cancelled                             (243,504)          7.04
                                              ----------      ---------
          Balance as of December 31, 1997      4,643,082           8.42
          Granted                              2,472,900          16.74
          Exercised                             (920,638)          5.12
          Cancelled                           (1,117,460)         11.60
                                              ----------      ---------
          Balance as of December 31, 1998      5,077,884      $   12.37
                                              ==========      =========

         As of December 31, 1998, 1997 and 1996, the number of options exercisable was 1,050,016, 858,888 and 804,794, respectively, and the weighted average of the exercise price of those options was $7.01, $3.06, and $1.11, respectively. As of December 31, 1998, there were 2,218,152 additional shares available for grant under the Plans.

         The Company applies APB Opinion No. 25 in accounting for the Plans and, accordingly, no compensation cost has been recognized for the Plans in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income (loss) and net income (loss) per share would have been increased to the pro forma amounts indicated below:

                                                       Year Ended December 31,
                                        ---------------------------------------------------
                                             1998              1997                1996
                                        -------------      -------------      -------------
Net income (loss)
    As reported                         $   2,599,957      $ (24,728,092)     $ (16,948,662)
    Pro forma                           $ (13,130,574)     $ (29,872,164)     $ (18,259,031)
Basic net income (loss) per share
    As reported                         $        0.08      $       (0.91)     $       (1.06)
    Pro forma                           $       (0.41)     $       (1.10)     $       (0.81)
Diluted net income (loss) per share
    As reported                         $        0.07      $       (0.91)     $       (1.06)
    Pro forma                           $       (0.38)     $       (1.10)     $       (0.81)

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

         The following table summarizes information about stock options outstanding as of December 31, 1998:

                                                 Options Outstanding                   Options Exercisable
                                      ------------------------------------------     -------------------------
                                                        Weighted
                                         Number          Average        Weighted       Number         Weighted
                                      Outstanding       Remaining       Average      Exercisable      Average
            Range of                     As of         Contractual      Exercise       As of          Exercise
        Exercise Prices                 12/31/98          Life           Price        12/31/98         Price
   ---------------------------        -----------      -----------      --------     -----------      --------
   $ 0.6000           $ 4.2950            543,544          6.86         $ 2.5307        376,086       $ 1.9915
   $ 6.0000           $ 7.3150            551,624          7.56         $ 6.5059        253,860       $ 6.4988
   $ 7.7500           $10.0650             80,250          8.10         $ 8.9125         18,626       $ 8.4692
   $10.3750           $10.3750            638,298          8.92         $ 6.9167        154,700       $10.3750
   $10.6900           $12.0650            805,124          8.63         $11.7106        168,184       $11.6537
   $12.1250           $13.7500            173,736          8.53         $13.3392         36,138       $13.3415
   $13.9400           $13.9400            921,574          9.24         $13.9400          3,876       $13.9400
   $14.0000           $14.7500            121,086          8.65         $14.2317         20,320       $14.0931
   $16.1250           $16.1250            664,000          9.42         $16.1250             --             --
   $16.4400           $34.2500            578,648          9.63         $23.3122         18,226       $22.6535
   $ 0.6000           $34.2500          5,077,884          8.68         $12.3702      1,050,016       $ 7.0065

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

EMPLOYEE STOCK PURCHASE PLAN

         In July 1996, the Company adopted an Employee Stock Purchase Plan that covers substantially all employees. Participants may elect to purchase the Company's stock at a 10% discount of the lower of the closing price at the beginning or end of the quarter by contributing a percentage of their compensation. The maximum percentage allowed is 10%.

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

         In the first quarter of 1997, the Company incurred a one-time, non-cash expense of $7.0 million related to an amendment to the warrant agreement with USA Networks whereby the Company agreed that the warrants held by USA Networks would vest in full on December 31, 2006, to the extent that they had not previously vested.

(8)      RELATED PARTY TRANSACTIONS

         Included in other assets on the accompanying balance sheets is an advance to an officer of the Company for $26,250.

         An affiliate of an officer and stockholder of the Company loaned the Company $800,000 in 1996 at an interest rate of 8% and was granted 9,800 warrants to purchase Series D Convertible preferred stock at an exercise price of $12.88 per share. This loan was subsequently converted to Series E convertible preferred stock, which were subsequently converted to 29,400 warrants to purchase common stock at an exercise price of $4.29 per share. As of December 31, 1997, all of these warrants were outstanding and exercisable and expire in January 2001. Such warrants were valued at estimated fair market value at the date of issuance.

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

         Buydirect.com (BuyDirect) was a wholly owned division of the Company that distributed electronic software. On March 31, 1998, the Company contributed its ownership in BuyDirect, and net assets related to BuyDirect of approximately $744,000, to a new venture that is separately owned and operated by BuyDirect's existing management group. As part of the transaction, the Company received a 19% ownership interest in the new venture. The Company uses the cost method of accounting for its BuyDirect investment thus recorded an investment of approximately $744,000 on its balance sheet. Initially, the Company also entered into a multi-year arrangement with the new venture to provide marketing and promotion through April 30, 2000. Effective October 31, 1998, the Company terminated the initial contract and entered into a new agreement in exchange for approximately $7.5 million for marketing and promotion through September 30, 2000. In conjunction with the new agreement, the Company received a promissory note maturing on October 31, 2002 in the amount of $5.6 million.

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

         Pursuant to an agreement dated June 4, 1998 among the Company, NBC Multimedia, Inc. a Delaware corporation ("NBC Multimedia"), and Snap LLC, a Delaware limited liability company, the Company and NBC Multimedia agreed to form snap to operate the Snap Internet portal service, which was previously operated as a division of the Company. In connection with the formation and initial capitalization of snap, which was completed on June 30, 1998, the Company contributed to snap substantially all of its assets used exclusively in the operation of the Snap service. Initially, snap will be owned 81% by the Company and 19% by NBC Multimedia, however, NBC Multimedia has an option to increase its ownership stake in snap to 60% and currently shares control of snap with the Company. The accompanying financial statements present snap's financial results using the equity method of accounting effective January 1, 1998. Included in equity losses on the accompanying 1998 statement of operations are losses of $11,796,344 related to snap. As of December 31, 1998 the Company's investment in snap has been reduced to zero.

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

         The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue and cost of revenue by operating segment for purposes of making operating decisions and assessing financial performance. The consolidated information reviewed by the CEO is identical to the information presented in the accompanying financial statement of operations. The Company operates in two segments, television and CNET Online, the Company's Internet operation. Asset information regarding television and CNET Online operations is as follows:


                                    1998          1997
                                -----------    -----------
          Television              3,166,809      3,304,110
          CNET Online            85,187,643     54,957,568
                                -----------    -----------
          Consolidated Total     88,354,452     58,261,678
                                ===========    ===========

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

         On February 16, 1999, the Company acquired NetVentures, Inc., in a stock ("NetVentures"), in a stock-for-stock exchange valued at approximately $12.5 million. NetVentures owns and operates ShopBuilder, an online store-creation system.

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

         On March 8, 1999, the Company completed a private placement with gross proceeds of $172,915,0000 of 5% convertible subordinated notes. The placement will be subject to certain fees and expenses. The notes are convertible, at the option of the noteholder, into shares of common stock.

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

                                   SCHEDULE II

                                   CNET, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (Numbers presented in thousands)

Additions

                                                               Additions
                                                       --------------------------
                                      Balance at       Charged to      Charged to                        Balance
                                     Beginning of      Costs and         Other          Deductions        at End
                                        Period          Expenses        Accounts         Describe        of Period
                                     ------------      ----------      ----------       ----------       ---------
                         1998
Allowance for                                                                           $      743(1)
   doubtful accounts                    $461            $ 1,443          $621(3)        $       60(2)    $   1,722
                         1997
Allowance for
   doubtful accounts                    $100            $   578            --           $      217(1)    $     461
                         1996
Allowance for
   doubtful accounts                    $  25           $    75            --                   --       $     100


(1) Accounts written off.
(2) Part of sale of Buy Direct, Inc.
(3) Amounts charged to revenue to cover underdelivery of guaranteed impressions.

S-2      Independent Auditors' Report on Schedule

The Board of Directors
CNET, Inc.

         Under date of February 9, 1999, except as to paragraph 5 of footnote 5 and footnote 10, which are as of March 22, 1999, we reported on the consolidated balance sheets of CNET, Inc., and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statements schedule in the annual report on Form 10-K for the year 1998. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

         In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

                                    KPMG LLP
San Francisco, California
March 22, 1999

                          INDEPENDENT AUDITORS' REPORT


The Board of Managers
Snap! LLC:

         We have audited the accompanying balance sheets of Snap! LLC as of December 31, 1997 and 1998, and the related statements of operations, members' deficit, and cash flows for each of the years in the two-year period ended December 31, 1998. These financial statements are the responsibility of Snap! LLC's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Snap! LLC as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                     /s/ KPMG LLP

San Francisco, California
June 18, 1999, except as to
Note 11(c) which is as of June 25, 1999

                                    SNAP! LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                                  BALANCE SHEET

                                 (IN THOUSANDS)


                                                                     DECEMBER 31,
                                                                ----------------------     MARCH 31,
                                                                  1997          1998         1999
                                                                --------      --------    ----------
                                                                                          (UNAUDITED)
                             ASSETS
Current assets:
   Cash and cash equivalents ..............................     $     --           865           587
   Accounts receivable, net of allowance for doubtful
     accounts of $0 at December 31, 1997, $469 at .........          367         3,015         3,166
     December 31, 1998, and $683 at March 31, 1999
   Due from CNET ..........................................           --           655            --
   Prepaid expenses and other current assets ..............           --         1,778           805
                                                                --------      --------    ----------
     Total current assets .................................          367         6,313         4,558
   Property and equipment, net ............................        1,127         4,674         6,313
   Investments ............................................           --           605         2,031
   Deposits and other assets ..............................           36            42            40
                                                                --------      --------    ----------
     Total assets .........................................     $  1,530        11,634        12,942
                                                                ========      ========    ==========

           LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable .......................................     $    312         2,721         4,175
   Accrued and other liabilities ..........................          216         2,846         3,313
   Deferred revenue .......................................          400           553           915
   Due to CNET ............................................           --            --           833
   Due to NBC .............................................           --            --         1,192
                                                                --------      --------    ----------
     Total current liabilities ............................          928         6,120        10,428
Line of credit ............................................           --        13,500        20,500
                                                                --------      --------    ----------
     Total liabilities ....................................          928        19,620        30,928
                                                                --------      --------    ----------
Commitments
Members' equity:
   Members' equity ........................................       16,170        48,972        65,918
   Deferred compensation ..................................           --        (2,102)       (4,873)
   Accumulated deficit ....................................      (15,568)      (54,856)      (79,031)
                                                                --------      --------    ----------
     Total members' equity (deficit) ......................          602        (7,986)      (17,986)
                                                                --------      --------    ----------
     Total liabilities and members' equity (deficit) ......     $  1,530        11,634        12,942
                                                                ========      ========    ==========



                 See accompanying notes to financial statements.

                                    SNAP! LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                          YEARS ENDED              THREE MONTHS ENDED
                                                          DECEMBER 31,                 MARCH 31,
                                                     ----------------------     ------------------------
                                                       1997          1998          1998         1999
                                                     --------       -------     ---------   ------------
                                                                               (UNAUDITED)  (UNAUDITED)
Net revenues ...................................     $    817         7,317           861         5,361
Cost of net revenues ...........................        1,520         7,626         1,624         2,701
                                                     --------       -------     ---------   ------------
  Gross profits (deficit) ......................         (703)         (309)         (763)        2,660
Operating expenses:
  Product development ..........................        9,403         6,263         1,184         2,195
  Sales and marketing ..........................        4,090        12,482         1,332         7,497
  General and administrative ...................        1,372         5,939           670         2,705
  Amortization of deferred compensation ........           --           160            --           519
  Promotion and advertising provided by NBC ....           --        14,060            --        13,656
                                                     --------       -------     ---------   ------------
    Total operating expenses ...................       14,865        38,904         3,186        26,572
                                                     --------       -------     ---------   ------------
    Operating loss .............................      (15,568)      (39,213)       (3,949)      (23,912)
Other expense, net .............................           --           (75)           --          (263)
                                                     --------       -------     ---------   ------------
    Net loss ...................................     $(15,568)      (39,288)       (3,949)      (24,175)
                                                     ========      ========     =========   ============
Basic and diluted net loss per unit ............     $  (1.33)        (2.95)        (0.34)        (1.67)
                                                     ========      ========     =========   ============
Units used in per unit calculation .............       11,700        13,301        11,700        14,444
                                                     ========      ========     =========   ============



                 See accompanying notes to financial statements.

                                    SNAP! LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                     STATEMENTS OF MEMBERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                                   MEMBER UNITS         DEFERRED                        TOTAL
                                               -------------------    COMPENSATION  ACCUMULATED        MEMBERS'
                                                UNITS       AMOUNT      EXPENSE       DEFICIT      EQUITY (DEFICIT)
                                               -------     -------    ------------  -----------    ----------------
Contributed capital from CNET, Inc. ......      11,700     $16,170          --            --            16,170
Net loss .................................          --          --          --       (15,568)          (15,568)
                                               -------     -------    --------      --------       -----------
Balances as of December 31, 1997 .........      11,700     $16,170          --       (15,568)              602
Contributed capital from CNET, Inc. ......          --      10,616          --            --            10,616
Cash contribution from NBC ...............       2,744       5,864          --            --             5,864
Promotion and advertising provided
    by NBC ...............................          --      14,060          --            --            14,060
Grant of compensatory stock options ......          --       2,262      (2,262)           --                --
Amortization of deferred compensation ....          --          --         160            --               160
Net loss .................................          --          --          --       (39,288)          (38,288)
                                               -------     -------    --------      --------       -----------
Balances as of December 31, 1998 .........      14,444     $48,972      (2,102)      (54,856)           (7,986)
Promotion and advertising provided
    by NBC (unaudited) ...................          --      13,656          --            --            13,656
Grant of compensatory stock options
    (unaudited) ..........................          --       3,290      (3,290)           --                --
Amortization of deferred compensation
    (unaudited) ..........................          --          --         519            --               519
Net loss (unaudited) .....................          --          --          --       (24,175)          (24,175)
                                               -------     -------    --------      --------       -----------
Balances as of March 31, 1999
    (unaudited) ..........................      14,444     $65,918      (4,873)      (79,031)          (17,986)
                                               =======     =======    ========      ========       ===========


                See accompanying notes to financial statements.

                                    SNAP! LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                 YEARS ENDED               THREE MONTHS ENDED
                                                                  DECEMBER 31,                 MARCH 31,
                                                             ----------------------       ---------------------
                                                               1997          1998          1998          1999
                                                             --------      --------       -------      --------
                                                                                        (UNAUDITED)   (UNAUDITED)
Cash flows from operating activities:
   Net loss ............................................     $(15,568)      (39,288)       (3,949)      (24,175)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
     Receipt of stock in exchange for services
        provided .......................................           --          (605)           --        (1,426)
     Depreciation and amortization .....................          329           929            99           750
     Amortization of deferred compensation expense .....           --           160            --           519
     Promotion and advertising provided by NBC .........           --        14,060            --        13,656
     Changes in operating assets and liabilities:
       Accounts receivable .............................         (367)       (2,648)         (148)         (151)
       Receivable from CNET ............................           --          (655)           --           655
       Prepaid expenses, deposits and other assets .....          (36)       (1,784)          (31)          973
       Accounts payable ................................          312         2,409          (151)        1,454
       Accrued and other liabilities ...................          216         2,630           152           467
       Deferred revenue ................................          400           153          (200)          362
       Due to CNET .....................................           --            --            --           833
       Due to NBC ......................................           --            --            --         1,192
                                                             --------      --------       -------      --------
         Net cash used in operating activities .........      (14,714)      (24,639)       (4,228)       (4,891)
                                                             --------      --------       -------      --------
Cash flows used in investing activities - purchases
   of fixed assets .....................................       (1,456)       (4,476)         (255)       (2,387)
                                                             --------      --------       -------      --------
Cash flows from financing activities:
   Proceeds from line of credit ........................           --        13,500            --         7,000
   Capital contribution ................................       16,170        10,616         4,483            --
   Cash contribution from NBC ..........................           --         5,864            --            --
                                                             --------      --------       -------      --------
         Net cash provided by financing activities .....       16,170        29,980         4,483         7,000
                                                             --------      --------       -------      --------
Net increase (decrease) in cash and cash
   equivalents .........................................           --           865            --          (278)
Cash and cash equivalents at beginning of
   the period ..........................................           --            --            --           865
                                                             --------      --------       -------      --------
Cash and cash equivalents at end of the period .........     $     --           865            --           587
                                                             ========      ========       =======      ========
Supplemental non-cash transactions:
   Cash paid for interest ..............................     $     --            13            --            --
                                                             ========      ========       =======      ========
Supplemental non-cash investing and
   financing activities:
   Promotion and advertising provided by NBC ...........     $     --        14,060            --        13,656
                                                             ========      ========       =======      ========
   Grant of compensatory stock options .................     $     --         2,262            --         3,290
                                                             ========      ========       =======      ========


                See accompanying notes to financial statements.

                                    SNAP!LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998
                  (INFORMATION AS OF AND FOR THE THREE MONTHS
                   ENDED MARCH 31, 1998 AND 1999 IS UNAUDITED)


(1)      ORGANIZATION AND BASIS OF PRESENTATION

         (a)      THE COMPANY

         Snap! LLC (Snap or the Company) commenced operations in December 1996 (the Company had no significant operating results during 1996) and was introduced as a service in September 1997. Snap is an Internet portal service company that offers a branded network of comprehensive information, media, ecommerce, communication, and navigation services to millions of users daily.

         The Company was incorporated on June 25, 1998 as a Delaware limited liability company (LLC). Prior to that date, the Company was operated as a wholly-owned and consolidated operation of CNET, Inc. (CNET). The accompanying financial statements retroactively reflect the incorporation of the Company as an LLC to the date of the inception of the Company's operations. On or about June 30, 1998, as part of a Contribution Agreement entered into between CNET and NBC, Inc. (NBC) (collectively, the Members), CNET contributed its assets and liabilities used exclusively in the operation of the Snap service to the LLC for an approximately 81% ownership interest, while NBC contributed approximately $5.9 million in cash to the LLC for an approximately 19% ownership interest (see
Note 7). CNET's and NBC's contributions were recorded at their respective historical carrying amounts.

         The accompanying financial statements and related notes also reflect the historical results of operations and cash flows of Snap while it was operated by CNET. The statement of operations includes all revenues and costs directly attributable to Snap, including costs for facilities, functions and services used by the business and allocations of costs for certain administrative functions and services performed by centralized departments of CNET. Costs have been allocated to the Snap operation based on CNET management's estimate of costs attributable to the Snap operation. Such costs are not necessarily indicative of the costs that would have been incurred if Snap had been a separate entity.

         (b)      LIQUIDITY

         The Company has sustained losses and negative cash flows from operations since inception and expects these conditions to continue into the foreseeable future. As of March 31, 1999, the Company had accumulated losses from inception of approximately $79 million. The implementation of the Company's business plan is dependent upon obtaining additional equity or debt financing through public or private financing, strategic partnerships or other arrangements. There can be no assurance that such additional financing will be available on terms attractive to the Company, or at all. Should additional external financing not be available, management would curtail the Company's current growth plans to enable the Company to continue operations through 1999.

                                    SNAP!LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998
                  (INFORMATION AS OF AND FOR THE THREE MONTHS
                   ENDED MARCH 31, 1998 AND 1999 IS UNAUDITED)


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      REVENUE RECOGNITION

         The Company's revenues are derived principally from the sale of banner advertisements and sponsorships. Advertising revenues are recognized in the period which the advertisement is displayed, provided that no significant obligations remain at the end of the period. Company obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent the minimum guaranteed impressions are not delivered, the Company defers recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved.

         The Company also earns revenue on sponsorship contracts from fees relating to the design, coordination, and integration of customers' content and links into Snap's online media properties. Such developmental fees are recognized as revenue once the related activities have been performed and the customers' Web links are available on Snap's online properties. Snap also derives revenues from development fees and electronic commerce which to date have each comprised less than 10% of revenues.

         Deferred revenue is primarily comprised of billings in excess of recognized revenue relating to advertising contracts and payments received pursuant to sponsorship agreements in advance of revenue recognition.

         (b)      PRODUCT DEVELOPMENT

         Development expenses include expenses which were incurred in the development of new or improved technologies that enhance the performance of the Company's Internet service. Costs for development are expensed as incurred. Costs related to specific products or services are no longer recognized as development expenses when the specific product or service is launched and incorporated into the Company's internet service.

         (c)      ADVERTISING COSTS

         All advertising costs are expensed when incurred. Advertising expense, including the value of advertising provided through barter transactions, totaled approximately $1,007,000, $18,559,000, $410,000 and $15,463,000 for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1998 and 1999, respectively. These costs include the value of promotion and advertising provided by NBC (see Note 7).

                                    SNAP!LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998
                  (INFORMATION AS OF AND FOR THE THREE MONTHS
                   ENDED MARCH 31, 1998 AND 1999 IS UNAUDITED)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (d)      CONCENTRATIONS OF CUSTOMERS AND CREDIT RISK

         One customer comprised 8% and 27% of net revenues for the year ended December 31, 1998 and the quarter ended March 31, 1999, respectively, in conjunction with non-monetary transactions in which the Company received equity in a private company as consideration for services sold by the Company. One separate customer accounted for 18% of net revenues for the year ended December 31, 1997. During the years ended December 31, 1997 and 1998, and the three months ended March 31, 1998 and 1999 no other customer accounted for greater than 10% of revenues and no other revenues were recorded on non-monetary transactions in which the Company received equity investments as consideration for services.

         Financial instruments which potentially expose the Company to a concentration of credit risk consists primarily of trade accounts receivable. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily in the United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. At December 31, 1998 and March 31, 1999, no one customer accounted for more than 10% of the accounts receivable balance.

         (e)      CASH, CASH EQUIVALENTS, AND INVESTMENTS

         The Company considers investments in highly liquid instruments purchased with remaining maturities of 90 days or less to be cash equivalents. Cash equivalents are recorded at cost which approximates fair value. The Company maintains its cash in two depository accounts with high credit quality financial institutions.

         Equity investments in private companies are recorded initially at fair value when the Company's rights of ownership vest, and subsequently are carried at the lower of cost or net realizable value.

         (f)      PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Property and equipment recorded under leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or their estimated useful lives.

                                    SNAP!LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998
                  (INFORMATION AS OF AND FOR THE THREE MONTHS
                   ENDED MARCH 31, 1998 AND 1999 IS UNAUDITED)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (g)      INCOME TAXES

         Prior to June 25, 1998 the Company's taxable losses were included in the consolidated tax returns of CNET, Inc. The Company did not receive any benefit from CNET Inc.'s receipt of such operating losses or research and development credits.

         Upon the incorporation as a Delaware limited liability company on June 26, 1998, the Company's net operating losses inured to the benefit of the Members. Accordingly, no provision for income taxes is recognized in the accompanying financial statements as the net loss generated from the Company's operations was "passed through" to the Members.

         (h)      SOFTWARE DEVELOPMENT COSTS

         Statement of Financial Accounting Standard (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, governs accounting for software development costs. This statement provides for capitalization of certain software development costs once technological feasibility has been established. The costs capitalized are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenue to total projected product revenues, whichever is greater. No such costs have been capitalized to date.

         (i)      STOCK-BASED COMPENSATION

         The Company accounts for its stock-based employee compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying membership unit exceeded the exercise price.

         (j)      USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Actual results could differ from those estimates.

         (k)      COMPREHENSIVE LOSS

         The Company has no significant comprehensive income or loss items and, accordingly, the Company's comprehensive loss is the same as net loss for all periods.

                                    SNAP!LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998
                  (INFORMATION AS OF AND FOR THE THREE MONTHS
                   ENDED MARCH 31, 1998 AND 1999 IS UNAUDITED)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (l)      BARTER TRANSACTIONS

         The Company trades advertisements on its online properties in exchange for advertisements on the online properties of other companies. These revenues and marketing expenses are recorded at the fair value of services provided or the fair value of the services received, whichever is more reliably determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's online properties. Expense from barter transactions is recognized when advertisements are provided to the Company. Barter revenues and expenses were approximately $342,000, $636,000, $331,000 and $305,000 for the years ended December 31, 1997 and 1998 and for the three months ended March 31, 1998 and 1999, respectively.

         (m)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of the Company's cash and cash equivalents, accounts receivable, equity investments, accounts payable and long-term debt approximate their respective fair values.

         (n) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         The Company reviews its long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         (o)      RECENT ACCOUNTING PRONOUNCEMENTS

         The FASB recently issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 by January 1, 2000. Management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or operations of the Company.

                                    SNAP!LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998
                  (INFORMATION AS OF AND FOR THE THREE MONTHS
                   ENDED MARCH 31, 1998 AND 1999 IS UNAUDITED)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (p)      NET LOSS PER UNIT

         Basic and diluted loss per unit is computed using the weighted average number of outstanding units at the end of each period. The following potentially dilutive units have been excluded from the determination of net loss per unit for all periods because the effect of such units would have been anti-dilutive:

                                                        DECEMBER 31,    MARCH 31,
                                                           1998            1999
                                                        ------------   -----------
Units issuable under unit option plan ..............         986,662     1,145,413
Units issuable under option to NBC (see Note 7) ....      14,805,556    14,805,556
                                                        ------------   -----------
                                                          15,792,218    15,950,969
                                                        ============   ===========


         As of December 31, 1998 and March 31, 1999, the weighted average exercise price of unit options was $2.47 and $2.58, respectively.

         (q)      INTERIM FINANCIAL DATA

         The accompanying financial statements as of March 31, 1999 and for the three months ended March 31, 1998 and 1999, are unaudited. In the opinion of management, these interim statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The financial data disclosed in these notes to the financial statements for these periods are also unaudited. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any future periods.

(3)      PROPERTY AND EQUIPMENT

                                                                     DECEMBER 31,       MARCH 31,
                                                                  ------------------    ---------
                                                                   1997       1998        1999
                                                                  -------    -------    ---------
Furniture, fixtures, leasehold improvements and equipment ....    $   102      1,763        1,915
Purchased software ...........................................        159        242          345
Computer equipment ...........................................      1,195      3,927        6,059
                                                                  -------    -------    ---------
                                                                    1,456      5,932        8,319
Less accumulated depreciation and amortization ...............        329      1,258        2,006
                                                                  -------    -------    ---------
                                                                  $ 1,127      4,674        6,313
                                                                  =======    =======    =========

                                    SNAP!LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998
                  (INFORMATION AS OF AND FOR THE THREE MONTHS
                   ENDED MARCH 31, 1998 AND 1999 IS UNAUDITED)


(4)      CREDIT FACILITIES


         As of December 31, 1998, the Company has a revolving line of credit for $27,000,000 which is secured by substantially all of the Company's assets, guaranteed by General Electric, parent company of the Company's principal shareholders, and bears interest at various rates which ranged from 5.40% to 6.86% during the year ended December 31, 1998. Extensions of credit are available until June 15, 2001. Advances made under the facility shall mature no later than July 15, 2001. At December 31, 1998, $13,500,000 was outstanding and $10,170,000 was available under the line of credit. The outstanding balance is comprised of multiple individual borrowings, which are due between April 6, 1999 and June 28, 1999. The borrowings are classified as long-term on the face of the balance sheet because the Company has the ability and intent to extend the due dates beyond December 31, 1999.

         At March 31, 1999, $20,500,000 was outstanding and $3,170,000 was available under the line of credit. The outstanding balance is comprised of multiple individual borrowings, due between April 6, 1999 and September 22, 1999, and bear interest at various rates ranging from 5.22% to 8.25%.

         In both periods, a total of $3,330,000 of the line of credit was reserved in accordance with the requirements of the Company's facilities lease.

(5)      COMMITMENTS

         The Company is obligated under a noncancelable operating lease for office space, expiring in 2008. Rent expense was $200,000, $1,896,000, $250,000, and $731,000 for the years ended December 31, 1997 and 1998, and for the three months ended March 31, 1998 and 1999, respectively. The Company subleases portions of its facilities under noncancelable operating sublease agreements which expire over the next three years. Rental income from these subleases was $0, $360,000, $0, and $197,000 for the years ended December 31, 1997 and 1998, and for the three months ended March 31, 1998 and 1999, respectively. The Company has no capital lease obligations.

                                    SNAP!LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998
                  (INFORMATION AS OF AND FOR THE THREE MONTHS
                   ENDED MARCH 31, 1998 AND 1999 IS UNAUDITED)


(5)      COMMITMENTS (CONTINUED)

         As of December 31, 1998, future minimum lease payments for the Company's operating leases are as follows (in thousands):

YEAR ENDING DECEMBER 31:
------------------------
   1999.....................................................   $     2,540
   2000.....................................................         2,540
   2001.....................................................         2,540
   2002.....................................................         2,540
   2003.....................................................         2,926
   Thereafter...............................................        11,503

                                                               -----------

                                                               $    24,589
                                                               ===========

         The minimum operating lease payments have not been reduced by any future minimum sublease rentals totaling $1,614,000 due under noncancelable subleases over the next three years.

(6)      OPTION PLAN

         A summary of the Company's option activity and related information through March 31, 1999 follows:

                                                                     NUMBER       EXERCISE
                                                                    OF UNITS       PRICES
                                                                   ----------     ---------
Options outstanding - December 31, 1997 ......................             --     $      --
Granted ......................................................      1,012,572          7.79
Canceled .....................................................        (25,910)         7.79
                                                                   ----------
Options outstanding, December 31, 1998 .......................        986,662          7.79
Granted (unaudited) ..........................................        173,574         12.38
                                                                   ----------

Canceled (unaudited) .........................................        (14,823)         7.79
                                                                   ----------

Options outstanding, March 31, 1999 (unaudited) ..............      1,145,413          8.49
                                                                   ==========     =========
Options exercisable, December 31, 1998 and March 31, 1999
  (unaudited) ................................................         27,673          7.79
                                                                   ==========     =========

                                    SNAP!LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998
                  (INFORMATION AS OF AND FOR THE THREE MONTHS
                   ENDED MARCH 31, 1998 AND 1999 IS UNAUDITED)


(6)      OPTION PLAN (CONTINUED)

         The following summarizes information about options outstanding as of March 31, 1999:

   EXERCISE PRICE         NUMBER OF UNITS      WEIGHTED AVERAGE REMAINING
   --------------         ---------------      --------------------------
                                                 CONTRACTUAL LIFE (YRS.)
                                                 -----------------------
       $7.79                    1,111,461                9.42
       $31.25                      33,952                9.95
                          ---------------
                                1,145,413                9.44
                          ===============


         As of December 31, 1998 and March 31, 1999, options available for grant under the Company's option plan totaled 618,276 and 459,525, respectively.

         For the year ended December 31, 1998 and the three months ended March 31, 1999, the Company recorded $2,262,000 and $3,290,000, respectively, of deferred compensation charges representing the difference between the deemed fair value of the membership unit on the date of grant and the option exercise price on the date of grant. Deferred compensation will be amortized over the four-year vesting period of the options using an accelerated method. During the year ended December 31, 1998 and the three months ended March 31, 1999, $160,000 and $519,000 of amortization of deferred compensation was recognized as expense.

         If compensation cost for the Company's option plan had been determined based on the fair value at the grant date for awards issued in the year ending December 31, 1998, consistent with the provisions of SFAS No. 123 Accounting for Stock-Based Compensation, then the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands):


     Net loss - as reported.....................................         $39,288
     Net loss - pro forma.......................................         $39,646

         The weighted average fair value at date of grant for options granted for the year ending December 31, 1998 was $3.88. The fair value of each option grant was estimated on the date of grant using the minimum value option pricing model with the following assumptions:


Risk free interest rate................................................   6%
Weighted-average expected life of the options..........................   4 years
Dividend rate..........................................................   --

                                    SNAP!LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998
                  (INFORMATION AS OF AND FOR THE THREE MONTHS
                   ENDED MARCH 31, 1998 AND 1999 IS UNAUDITED)




(7)      RELATED PARTY TRANSACTIONS

         Prior to June 30, 1998, all of the expenditures of the Company were incurred by CNET and charged to the Company. These expenditures included allocations for accounting, legal, network operations, facilities, certain product development efforts, and other general expenses. Such allocations were generally allocated to the Company based on headcount, estimates on the percentage usage by the Company, or estimates of the time spent by CNET employees on the business of the company. The following table summarizes direct and indirect expenses of the Company prior to June 30, 1998 (in thousands):

                                                                                 PERIOD FROM
                                                                               JANUARY 1, 1998
                                                                    1997       TO JUNE 30, 1998
                                                                    ----       ----------------

COST OF NET REVENUES
Direct expenses paid by CNET on behalf of the Company ......     $    1,055             3,066
Expenses allocated by CNET to the Company ..................            465               868
                                                                 ----------        ----------
                                                                      1,520             3,934
                                                                 ==========        ==========


PRODUCT DEVELOPMENT
Direct expenses paid by CNET on behalf of the Company ......     $    8,471               884
Expenses allocated by CNET to the Company ..................            932             1,418
                                                                 ----------        ----------
                                                                      9,403             2,302
                                                                 ==========        ==========


SALES AND MARKETING
Direct expenses paid by CNET on behalf of the Company ......     $    1,806             1,862
Expenses allocated by CNET to the Company ..................          2,284             1,507
                                                                 ----------        ----------
                                                                      4,090             3,369
                                                                 ==========        ==========


GENERAL AND ADMINISTRATIVE
Direct expenses paid by CNET on behalf of the Company ......     $       73               133
Expenses allocated by CNET to the Company ..................          1,299             1,274
                                                                 ----------        ----------
                                                                      1,372             1,407
                                                                 ==========        ==========

         Such allocations are not necessarily indicative of the costs that would have been incurred if the Company had been a separate entity. However, management believes the differences between the allocated costs and the cost to obtain such services from an outside third party would not be significant.

                                    SNAP!LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998
                  (INFORMATION AS OF AND FOR THE THREE MONTHS
                   ENDED MARCH 31, 1998 AND 1999 IS UNAUDITED)


(7)      RELATED PARTY TRANSACTIONS (CONTINUED)

         Following June 30, 1998, the Company began direct procurement and payment of all of its expenses, with the exception of certain services it contracted with CNET to provide or maintain. Such services include creative services, human resources, accounting, facilities, technology support, bandwidth and hosting support, and sales and marketing, and the Company recorded expenses totaling $3.7 million and $1.6 million for the year ended December 31, 1998 and for the three months ended March 31, 1999, respectively, for amounts due to CNET for such services.

         NBC has provided certain promotional and other services to the Company since its investment date. NBC has provided advertising and promotion services to the Company which have been recorded as capital contributions at the time the services were provided based on the average CPM value for commercial air time during the period the services were provided. The Company has recorded advertising and promotion expenses of approximately $14.1 million and $13.7 million for the year ended December 31, 1998 and the three months ended March 31, 1999, respectively, at the average CPM value for commercial air time during the period the services were provided. NBC is not committed to provide such services to the Company. NBC has provided other services to the Company related to advertising production and legal support and the Company has recorded expenses totaling $0.2 million and $1.2 million for the year ended December 31, 1998 and for the three months ended March 31, 1999, respectively, for amounts due to NBC for such services.

         During the years ended December 31, 1997 and 1998 and the three months ended March 31, 1998 and 1999, the Company has recorded no significant revenues from CNET, General Electric, NBC or any of their affiliates.

         The Company's credit facility is guaranteed by General Electric, parent company of NBC (see Notes 4 and 11).

         As defined in the Contribution Agreement, NBC has an option to purchase 14,805,556 membership units for an aggregate price of $31,365,802. The option expires in June, 2001.

(8)      DEFINED CONTRIBUTION PLAN

         The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible employees. Under the plan, participating employees may defer a portion of their pretax earnings up to the Internal Revenue Service annual contribution limit. For the year ended December 31, 1998, the Company did not contribute to the plan.

                                    SNAP!LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998
                  (INFORMATION AS OF AND FOR THE THREE MONTHS
                   ENDED MARCH 31, 1998 AND 1999 IS UNAUDITED)



(9)      SEGMENT INFORMATION

         The Company has adopted the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

         The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information accompanied by disaggregated information about revenue and cost of revenue by operating segment for purposes of making operating decisions and assessing financial performance. The information reviewed by the CEO is identical to the information presented in the accompanying financial statement of operations. The Company operates in one segment, Internet operations. The Company has had no international revenues to date.

(10)     LEGAL PROCEEDINGS

         The Company is presently litigating a dispute with SNAP Technologies, Inc., which claims to own the SNAP trademark. SNAP Technologies filed a lawsuit against CNET on November 19, 1998, alleging trademark infringement and related statutory violations, to which the Company filed an answer on November 24, 1998. The Company believes that the claims asserted by SNAP Technologies are without merit, intends to defend against them vigorously, and believes that the ultimate resolution of this matter will not have a material adverse effect on its financial position or results of operations.

         In March 1999 the Company filed a complaint against CityAuction, Inc. in connection with an agreement entered into between the Company and CityAuction to promote CityAuction's online auction site in exchange for monetary compensation and warrants to purchase shares of CityAuction. The Company is claiming that CityAuction breached the agreement by refusing to honor the Company's exercise in February 1999 of its CityAuction warrants, failing to make a $125,000 payment due to the Company and failing to provide the Company with notice of CityAuction's pending acquisition by Ticketmaster Online-CitySearch, Inc. The Company is also claiming that Ticketmaster induced CityAuction to breach it contractual obligations to the Company. This matter is in the discovery stage. An unfavorable outcome in this litigation would deny the Company the economic benefit of the claimed payments and stock ownership of CityAuction. No amounts contingent upon a favorable outcome in this litigation have been recorded in the Company's financial statements.

                                    SNAP!LLC
                     (A DELAWARE LIMITED LIABILITY COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998
                  (INFORMATION AS OF AND FOR THE THREE MONTHS
                   ENDED MARCH 31, 1998 AND 1999 IS UNAUDITED)



(11)     SUBSEQUENT EVENTS

         (a)      GLOBAL BRAIN INVESTMENT

         In April 1999, the Company entered into a series of agreements with GlobalBrain.net, Inc. (GlobalBrain). In aggregate, the Company provided GlobalBrain with $2 million in cash and 75,000 membership units in exchange for
(i) a seven-year (with an option to extend an additional five years) exclusive right to utilize certain GlobalBrain technology (the Technology) within a portal service, (ii) non-exclusive rights to utilize the Technology in other Snap products and to sublicense the Technology, (iii) a commitment from GlobalBrain to provide a minimum of five dedicated GlobalBrain engineers working full time under the discretion of Snap on custom research and development work for three years, (iv) a 10% ownership interest in GlobalBrain, and (v) warrants to purchase an additional 41% of GlobalBrain in three separate tranches over a five year period. The Company expects to account for this transaction as the acquisition of certain tangible and intangible assets, which will include allocations of the consideration surrendered by the Company to the following: purchased technology, prepaid development fees, and an equity investment in a private company.

         (b)      XOOM/NBC/SNAP MERGER

         On May 9, 1999, the Company, Xoom.com, Inc., NBC, Inc. and certain of its affiliates (collectively, NBC), and CNET, Inc. entered into a series of definitive agreements, (the Agreements) relating to the formation of a new company to be named NBC Internet, Inc. (NBCi) upon consummation of all the transactions contemplated by the Agreements. NBCi is expected to include the businesses of the Company, Xoom.com, Inc., and certain of NBC's Internet assets (including NBC.com, Videoseeker.com and NBC Interactive Neighborhood) and a 10% interest in CNBC.com.)

         (c)      EXTENSION OF CREDIT FACILITY

         On June 25, 1999, the Company's revolving line of credit, guaranteed by General Electric, was increased to $45,000,000 (see Note 4).

                                   SNAP! LLC
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                          BALANCE AT         ADDITIONS--                        BALANCE AT
                                                         BEGINNING OF     CHARGED TO COSTS    DEDUCTIONS--       END OF
                                                          FISCAL YEAR       AND EXPENSES       WRITEOFFS       FISCAL YEAR
                                                         ------------     ----------------    ------------     -----------
Year ended December 31, 1997
     Allowance for doubtful accounts ..............           --                --                 --              --
Year ended December 31, 1998
     Allowance for doubtful accounts ..............           --              $ 469                --            $ 469
Year ended March 31, 1999
     Allowance for doubtful accounts ..............         $ 469             $ 214                --            $ 683

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

The Board of Managers
Snap! LLC:

         Under date of June 18, 1999, except as to Note 11(c), which is as of June 25, 1999, we reported on the balance sheets of SNAP! LLC as of December 31, 1997 and 1998, and the related statements of operations, members' deficit, and cash flows for each of the years in the two-year period ended December 31, 1998, as contained in the annual report of CNET, Inc. on Form 10-K/A for the year 1998. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule in the Form 10-K/A. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

         In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                             /s/ KPMG LLP

San Francisco, California
June 18, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference from the Registrant's definitive Proxy Statement for its 1999 annual meeting, which has been filed pursuant to Regulation 14A (the "1999 Proxy Statement"), under the caption "Management."

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference from the 1999 Proxy Statement, under the caption "Executive Compensation and Other Information," but specifically excluding the information under the captions "-- Performance Graph" and "--Compensation Committee's Report on Executive Compensation."

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

         Consolidated Statements of Cash Flow for the years ended December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

         Independent Auditors' Report of KPMG LLP

(2) Financial Statement Schedules. The following financial statement schedules are filed as part of this report:


         S-1 Schedule II Valuation and Qualifying Accounts for CNET, Inc.

         S-2 Independent auditors report on schedule for CNET, Inc.

         Schedule II Valuation and Quarter Accounts for SNAP! LLC

         Independent auditors report on Schedule for SNAP! LLC


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

10.9(1)     -- Lease, dated as of October 19, 1995, between the Company and The
               Ronald and Barbara Kaufman Revocable Trust, et al.

10.10(1)    -- Agreement, dated as of February 1, 1995, between the Company to
               USA Networks

10.11(1)    -- Warrant to Purchase Common Stock, dated February 9 1995, issued by the Company to USA Networks

10.12(1)    -- Series C Convertible Preferred Stock Purchase Warrant, dated as of May 25, 1995, issued by the Company to Vulcan Ventures Incorporated

10.13(1)    -- Series D Convertible Preferred Stock Purchase Warrant, dated as of January 23, 1996. Issued by the Company to the Bonnie Family Partnership

10.14(1)    -- Operating Agreement of E! Online, LLC, dated as of January 30,
               1996, between the Company and E! Entertainment Television, Inc.

10.15(1)    -- Series D Convertible Preferred Stock Purchase Warrant, dated as of February 20, 1996 issued by the Company to Vulcan Ventures Incorporated

10.16(1)    -- Amended and Restated Agreement, dated as of July 1, 1996, between the Company and USA Networks

10.17(1)    -- Subscription Agreement, dated as of April 26, 1996, between the
               Company and the Series E Purchasers identified therein

10.18(1)    -- 1996 Employee Stock Purchase Plan of the Company

10.19(1)    -- Stock Purchase Agreement between Intel Corporation and the
               Company dated July 1, 1996

10.20(4)    -- Stock Purchase Agreement between Vignette Corporation and the
               Company

10.21(5)    -- Letter  Agreement, dated February 20, 1997, between the Company and Kevin Wendle

10.22(2)    -- CNET, Inc. 1997 Stock Option Plan

10.23(6)    -- Stock Purchase Agreement, dated as of June 4, 1997, between Intel
               Corporation and the Company

10.24(7)    -- Master  Agreement, dated as of June 30, 1997, among the Company,
               E! Entertainment Television, Inc. and E! Online, LLC

10.25(8)    -- Security and Loan Agreement between Imperial Bank and the
               Company, dated July 24, 1997

10.26(8)    -- Note from the Company to Imperial Bank dated July 24, 1997

10.27(8)    -- Loan and Security Agreement between The CIT Group and the Company dated September 5, 1997

10.28(8)    -- Office Lease between One Beach Street, LLC and the Company dated
               September 24, 1997

10.29(9)    -- Stock Purchase Agreement, dated as of December 18, 1997, among the Company and the Purchasers identified therein

10.30(10)   -- Agreement and Plan of Merger, dated as of May 7, 1998 by and among CNET, Inc., and CNET Acquisition Corp., U. Vision Inc. and the stockholders of U. Vision Inc.

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

10.40(13)   -- Indenture dated March 8, 1999 between the Company and The Bank of
               New York, as trustee

10.41(13)   -- Form of 5% Convertible Subordinated Note due 2006

10.42(13)   -- Registration Agreement dated March 8, 1999 between the Company and Salomon Smith Barney Inc. BancBoston Robertson Stephens Inc. and Volpe Brown & Company, LLP, as Representatives of the Initial Purchasers

21.1(1)     -- List of Subsidiary Corporations

23.1*       -- Consent of Independent Auditors
------------------

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

(12) Incorporated by reference from a previously filed exhibit to the Company's Current Report on Form 8-K filed March 1, 1999.

(13) Incorporated by reference from a previously filed exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        By  /s/ HALSEY M. MINOR
                                          ------------------------------------
                                            Halsey M. Minor
                                            Chairman of the Board
                                            and Chief Executive Officer

                                        Date:        July 15, 1999
                                             ---------------------------------

                                        By  /s/ DOUGLAS N. WOODRUM
                                          ------------------------------------
                                            Douglas N. Woodrum
                                            Executive Vice President and
                                            Chief Financial Officer

                                        Date:        July 15, 1999
                                             ---------------------------------


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        By  /s/ HALSEY M. MINOR
                                          ------------------------------------
                                            Halsey M. Minor
                                            Chairman of the Board
                                            and Chief Executive Officer

                                        Date:        July 15, 1999
                                             ---------------------------------


                                        By  /s/ SHELBY W. BONNIE
                                          ------------------------------------
                                            Shelby W. Bonnie
                                            Vice President of the Board

                                        Date:        July 15, 1999
                                             ---------------------------------


                                        By  /s/ DOUGLAS N. WOODRUM
                                          ------------------------------------
                                            Douglas N. Woodrum
                                            Director, Executive Vice President
                                            and Chief Financial Officer

                                        Date:        July 15, 1999
                                             ---------------------------------

                               By
                                 ------------------------------------
                                   John C. "Bud" Colligan
                                   Director

                               Date:
                                    ---------------------------------


                               By
                                 ------------------------------------
                                   Mitchell Kertzman
                                   Director

                               Date:
                                    ---------------------------------


                               By  /S/ ERIC ROBISON
                                   Eric Robison
                                   Director

                               Date:        July 15, 1999
                                    ---------------------------------


                               By  /S/ DAVID P. OVERMYER
                                 ------------------------------------
                                   David P. Overmyer
                                   Vice President, Finance and Administration
                                     (Principal Accounting Officer)

                               Date:        July 15, 1999
                                    ---------------------------------

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
--------       -----------

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

10.9(1)     -- Lease, dated as of October 19, 1995, between the Company and The
               Ronald and Barbara Kaufman Revocable Trust, et al.

10.10(1)    -- Agreement, dated as of February 1, 1995, between the Company to
               USA Networks

10.11(1)    -- Warrant to Purchase Common Stock, dated February 9 1995, issued by the Company to USA Networks

10.12(1)    -- Series C Convertible Preferred Stock Purchase Warrant, dated as of May  25, 1995, issued by the Company to Vulcan  Ventures
               Incorporated

10.13(1)    -- Series D Convertible Preferred Stock Purchase Warrant, dated as of January 23, 1996. Issued by the Company to the Bonnie Family
               Partnership

10.14(1)    -- Operating Agreement of E! Online, LLC, dated as of January 30,
               1996, between the Company and E! Entertainment Television, Inc.

10.15(1)    -- Series D Convertible Preferred Stock Purchase Warrant, dated as of February 20, 1996 issued by the Company to Vulcan Ventures
               Incorporated

10.16(1)    -- Amended and Restated Agreement, dated as of July 1, 1996, between the Company and USA Networks

10.17(1)    -- Subscription Agreement, dated as of April 26, 1996, between the
               Company and the Series E Purchasers identified therein

10.18(1)    -- 1996 Employee Stock Purchase Plan of the Company

10.19(1)    -- Stock Purchase Agreement between Intel Corporation and the
               Company dated July 1, 1996

10.20(4)    -- Stock Purchase Agreement between Vignette Corporation and the
               Company

10.21(5)    -- Letter  Agreement, dated February 20, 1997, between the Company and Kevin Wendle

10.22(2)    -- CNET, Inc. 1997 Stock Option Plan

10.23(6)    -- Stock Purchase Agreement, dated as of June 4, 1997, between Intel
               Corporation and the Company

10.24(7)    -- Master  Agreement, dated as of June 30, 1997, among the Company,
               E! Entertainment Television, Inc. and E! Online, LLC

10.25(8)    -- Security and Loan Agreement between Imperial Bank and the
               Company, dated July 24, 1997

10.26(8)    -- Note from the Company to Imperial Bank dated July 24, 1997

10.27(8)    -- Loan and Security Agreement between The CIT Group and the Company dated September 5, 1997

10.28(8)    -- Office Lease between One Beach Street, LLC and the Company dated
               September 24, 1997

10.29(9)    -- Stock Purchase Agreement, dated as of December 18, 1997, among the Company and the Purchasers identified therein

10.30(10)   -- Agreement and Plan of Merger, dated as of May 7, 1998 by and among CNET, Inc., and CNET Acquisition Corp., U. Vision Inc. and
               the stockholders of U. Vision Inc.

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

10.40(13)   -- Indenture dated March 8, 1999 between the Company and The Bank of
               New York, as trustee

10.41(13)   -- Form of 5% Convertible Subordinated Note due 2006

10.42(13)   -- Registration Agreement dated March 8, 1999 between the Company and Salomon Smith Barney Inc. BancBoston Robertson Stephens Inc.
               and Volpe Brown & Company, LLP, as Representatives of the Initial
               Purchasers

21.1(1)     -- List of Subsidiary Corporations

23.1*       -- Consent of Independent Auditors

23.2*       -- Consent of Independent Auditors


------------------
*        Filed herewith.

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

(12) Incorporated by reference from a previously filed exhibit to the Company's Current Report on Form 8-K filed March 1, 1999.

(13) Incorporated by reference from a previously filed exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.