Form 10-K/A
period 1998-12-31
CNET INC /DE
filed 1999-08-02
CIK 1015577

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 2


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

Our Other Ventures


         We currently own approximately 81% of SNAP! LLC ("snap"), a free Internet directory, search and navigation portal service controlled by NBC Multimedia, Inc. NBC Multimedia currently owns 19% of snap, but has an option to increase its ownership to 60%. As a result of this option, we effectively own approximately 40% of snap. In addition to snap, we own approximately 9% (approximately 2.3 million shares) of Vignette Corporation (Nasdaq: VIGN), a manufacturer of Web publishing software ("Vignette"), approximately 3% (approximately

750,000 shares) of beyond.com (Nasdaq: BYND), an online reseller of commercial off-the-shelf computer software, and approximately 9% (approximately 1,350,000 shares of Series C Preferred Stock) of Raging Bull, Inc., a Web-based provider of business and financial news, commentary and chat forum.


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


o 144A Offering. On March 8, 1999, we completed a private placement of $172.9 million of our 5% convertible subordinated notes. The notes are due on March 1, 2006, and are convertible, at the option of the noteholder, into shares of our common stock at a conversion price of $37.40625 per share (as adjusted to reflect the May 1999 Split). The conversion price equaled 122% of the value of our common stock as of the date we and the purchasers became irrevocably obligated to complete the transaction.


o        Acquisition of KillerApp. On March 22, 1999, we acquired
         KillerApp Corporation in a stock-for-stock exchange valued at approximately $46 million. KillerApp owns and operates KillerApp.com, an online comparison shopping service for computers and consumer electronic products.

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


o Marketing Campaign. On July 1, 1999 we announced the launch of an extensive multimedia advertising campaign. We currently expect to spend approximately $100.0 million within the next six to eighteen months in connection with this campaign. The campaign will encompass television, radio, print, outdoor and online advertising in a number of major markets and will target information technology professionals, technology purchase decision makers and technology enthusiasts.

o Acquisition of GDT. On July 23, 1999, we acquired GDT S.A., the developer of a multi-language database of product images, descriptions and specifications, in a stock purchase valued at approximately
         $50 million.

o Acquisition of Nordby. On July 29, 1999, we acquired Nordby International, Inc., a provider of customized financial information to over 350 online and print media partners, in a stock-for-stock exchange with additional cash consideration for a total purchase price of approximately $20 million.


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


         On July 1, 1999 we announced the launch of an extensive multimedia advertising campaign. We currently expect to spend approximately $100.0 million within the next six to eighteen months in connection with this campaign. The campaign will encompass television, radio, print, outdoor and online advertising in a number of major markets and will target information technology professionals, technology purchase decision makers and technology enthusiasts.

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


         On March 8, 1999, we also completed a private placement with gross proceeds of $172.9 million of our 5% convertible subordinated notes. The Purchase Agreement relating to the notes, executed several days prior to the completion of the private placement, and the Final Offering Memorandum relating to the notes, finalized several days prior to the completion of the private placement, constituted an irrevocable obligation for the registrant to issue and sell the notes and for the purchasers to buy the notes. The placement was subject to certain fees and expenses. The notes are due March 1, 2006, and we pay interest on March 1 and September 1 of each year. The notes are convertible beginning June 7, 1999, at the option of the noteholder, into shares of our common stock at a conversion price of $37.40625 per share. The conversion price equaled 122% of the value of our common stock as of the date we and the purchasers became irrevocably obligated to complete the transaction. The conversion price of the notes will be adjusted if certain events that are described in the terms of the notes occur. We may repurchase or redeem the notes at our option at any time beginning

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


         WE MAY BE UNABLE TO PAY OUR DEBT SERVICE AND OTHER OBLIGATIONS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND CAUSE US TO DEFAULT UNDER THE NOTES. Our operating income and cash flow generated during 1998 would have been insufficient to pay the amount of interest payable annually on our indebtedness, including our notes. We currently expect to spend approximately $100.0 million within the next six to eighteen months in connection with our recently announced marketing campaign, and anticipate that we will incur losses in 1999 as a result. The interest payable on our notes is $8,645,750 each year. We cannot assure you that we will be able to pay interest and other amounts due on the notes or our other indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under our other indebtedness. Any default under our indebtedness could have a material adverse effect on our financial condition.


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

                                   CNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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


         Pursuant to an agreement dated June 4, 1998 among the Company, NBC Multimedia, Inc., a Delaware corporation ("NBC Multimedia"), and Snap LLC, a Delaware limited liability company, the Company and NBC Multimedia agreed to form snap to operate the Snap Internet portal service, which was previously operated as a division of the Company. In connection with the formation and initial capitalization of snap, which was completed on June 30, 1998, the Company contributed to snap substantially all of its assets used exclusively in the operation of the snap service. Initially, snap will be owned 81% by the Company and 19% by NBC Multimedia, however, NBC Multimedia has an option to increase its ownership stake in snap to 60%. Under the agreement, CNET has the right to appoint two members to snap's Board of Managers (the "Board"), while NBC has the right to appoint five members. The seven member Board has general supervision, direction and control of the business and has the general powers and duties typically vested in the board of directors of a corporation. Through the June 1998 transaction with NBC, snap's losses were funded by CNET. Subsequent to the June 1998 transaction, snap's losses were funded through equity contributions by NBC or affiliates and through debt incurred by snap which has been guaranteed by affiliates of NBC. There is no requirement for CNET to provide any direct or indirect funding for snap and the anticipated future losses are expected to be funded by either additional debt financing or equity contributions by NBC. Based on the structure of the Board and considering the current and expected funding of snap, CNET does not control snap and accordingly has not consolidated its results. The accompanying financial statements present snap's financial results using the equity method of accounting effective January 1, 1998. Included in equity losses on the accompanying 1998 statement of operations are losses of $11,796,344 related to snap. As of December 31, 1998 the Company's investment in snap has been reduced to zero.


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

(1) Financial Statements. The following consolidated financial statements are filed as a part of this report under Item 8, "Financial Statements and Supplementary Data":

         Consolidated Balance Sheets as of December 31, 1998 and 1997

         Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996


         Notes to Consolidated Financial Statements

         Independent Auditors' Report of KPMG LLP


         SNAP! LLC Balance Sheet as of December 31, 1998 and 1997 and as of March 31, 1999

         SNAP! LLC Statements of Operations for the years ended December 31, 1998 and 1997 and for the three months ended March 31, 1999 and 1998

         SNAP! LLC Statements of Members' Equity (Deficit) for the years ended December 31, 1998 and 1997 and for the three months ended March 31, 1999

         SNAP! LLC Statements of Cash Flows for the years ended December 31, 1998 and 1997 and for the three months ended March 31, 1999 and 1998

         Notes to Financial Statements

         Independent Auditors' Report of KPMG LLP


(2) Financial Statement Schedules. The following financial statement schedules are filed as part of this report:

         Schedule II Valuation and Qualifying Accounts for CNET, Inc.

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


                                        By  /s/ HALSEY M. MINOR
                                          ------------------------------------
                                            Halsey M. Minor
                                            Chairman of the Board
                                            and Chief Executive Officer


                                        Date:        August 2, 1999
                                             ---------------------------------


                                        By  /s/ DOUGLAS N. WOODRUM
                                          ------------------------------------
                                            Douglas N. Woodrum
                                            Executive Vice President and
                                            Chief Financial Officer


                                        Date:        August 2, 1999
                                             ---------------------------------



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


                                        By  /s/ HALSEY M. MINOR
                                          ------------------------------------
                                            Halsey M. Minor
                                            Chairman of the Board
                                            and Chief Executive Officer


                                        Date:        August 2, 1999
                                             ---------------------------------


                                        By  /s/ SHELBY W. BONNIE
                                          ------------------------------------
                                            Shelby W. Bonnie
                                            Vice Chairman of the Board

                                        Date:        August 2, 1999
                                             ---------------------------------



                                        By  /s/ DOUGLAS N. WOODRUM
                                          ------------------------------------
                                            Douglas N. Woodrum
                                            Director, Executive Vice President
                                            and Chief Financial Officer


                                        Date:        August 2, 1999
                                             ---------------------------------

                               By
                                 ------------------------------------
                                   John C. "Bud" Colligan
                                   Director

                               Date:
                                    ---------------------------------



                               By  /s/ MITCHELL KERTZMAN
                                 ------------------------------------
                                   Mitchell Kertzman
                                   Director

                               Date:  August 2, 1999
                                    ---------------------------------



                               By  /S/ ERIC ROBISON
                                   Eric Robison
                                   Director


                               Date:  August 2, 1999
                                    ---------------------------------


                               By  /S/ DAVID P. OVERMYER
                                 ------------------------------------
                                   David P. Overmyer
                                   Vice President, Finance and Administration
                                     (Principal Accounting Officer)


                               Date:  August 2, 1999
                                    ---------------------------------

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