Form 10-Q
period 1999-06-30
CNET INC /DE
filed 1999-08-16
CIK 1015577

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-Q


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                 Yes /X/  No / /

As of July 31, 1999 there were 72,900,105 shares of the registrant's common stock outstanding.

===============================================================================

Part 1.  Financial Information
Item 1.   Financial Statements

                                   CNET, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (000's OMITTED)

                                                    June 30,      December 31,
                                                     1999           1998
                                                   -------------  -------------
                              ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . .        $99,081        $51,538
     Marketable securities . . . . . . . . . . .        320,785          -
     Accounts receivable, net. . . . . . . . . .         18,945         15,075
     Accounts receivable, related party. . . . .          -              1,710
     Other current assets. . . . . . . . . . . .         13,074          1,705
     Restricted cash . . . . . . . . . . . . . .            855            945
                                                   -------------  -------------
          Total current assets . . . . . . . . .        452,740         70,973

Property and equipment, net. . . . . . . . . . .         18,816         15,325
Other assets . . . . . . . . . . . . . . . . . .         31,250          2,060
                                                   -------------  -------------
                                                       $502,806        $88,358
                                                   =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable. . . . . . . . . . . . . .         $6,250         $3,477
     Accrued liabilities . . . . . . . . . . . .          9,978          6,727
     Current portion of long-term debt . . . . .          -              1,112
     Deferred tax liability. . . . . . . . . . .         57,337          -
                                                   -------------  -------------
          Total current liabilities. . . . . . .         73,565         11,316

Long-term debt . . . . . . . . . . . . . . . . .        178,665            569
                                                   -------------  -------------
          Total liabilities. . . . . . . . . . .        252,230         11,885

Stockholders' equity:
     Common stock. . . . . . . . . . . . . . . .              7              7
     Additional paid in capital. . . . . . . . .        131,878        127,357
     Other comphrehensive income . . . . . . . .        137,564          -
     Accumulated deficit . . . . . . . . . . . .        (18,873)       (50,891)
                                                   -------------  -------------
          Total stockholders' equity . . . . . .        250,576         76,473
                                                   -------------  -------------
                                                       $502,806        $88,358
                                                   =============  =============

     See accompanying notes to condensed consolidated financial statements

                                   CNET, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                               (000's OMITTED)

                                        Three Months Ended            Six Months Ended
                                            June 30,                 June 30,
                                     -------------------------- --------------------------
                                             1999         1998         1999          1998
                                     ------------- ------------ ------------ -------------
Revenues:
   Internet. . . . . . . . . . . . .      $23,779      $11,395      $42,203       $19,512
   Television. . . . . . . . . . . .        1,773        1,898        3,424         3,650
                                     ------------- ------------ ------------ -------------
      Total revenues . . . . . . . .       25,552       13,293       45,627        23,162

Cost of revenues:
   Internet. . . . . . . . . . . . .        7,467        5,885       14,456        11,193
   Television. . . . . . . . . . . .        1,768        1,790        3,375         3,537
                                     ------------- ------------ ------------ -------------
      Total cost of revenues . . . .        9,235        7,675       17,831        14,730
                                     ------------- ------------ ------------ -------------
Gross profit . . . . . . . . . . . .       16,317        5,618       27,796         8,432

Operating expenses:
   Sales and marketing . . . . . . .        6,996        3,262       12,117         5,741
   Development . . . . . . . . . . .        1,656          641        3,165         1,417
   General and administrative. . . .        2,408        1,484        3,995         3,133
   Amortization of goodwill. . . . .          931         -           1,237           -
                                     ------------- ------------ ------------ -------------
      Total operating expenses . . .       11,991        5,387       20,514        10,291
                                     ------------- ------------ ------------ -------------
Operating income(loss) . . . . . . .        4,326          231        7,282        (1,859)

Other income (expense):
   Equity losses . . . . . . . . . .        -           (4,968)        -           (8,647)
   Gain on sale of equity investments       4,700        5,123       24,575         5,123
   Interest income (expense), net. .          186          (46)         425           151
                                     ------------- ------------ ------------ -------------
   Total other income (expense). . .        4,886          109       25,000        (3,373)
                                     ------------- ------------ ------------ -------------
   Net income (loss ). . . . . . . .       $9,212         $340      $32,282       ($5,232)
                                     ============= ============ ============ =============

Other comprehensive income, net of tax:

   Unrealized holding gains arising
    during the period. . . . . . . .       10,556         -         137,564         -
                                     ------------- ------------ ------------ -------------
   Comprehensive income(loss)             $19,768         $340     $169,846       ($5,232)
                                     ============= ============ ============ =============

Basic net income (loss) per share. .        $0.13        $0.01        $0.46        ($0.09)
                                     ============= ============ ============ =============

Diluted net income (loss) per share.        $0.11        $0.01        $0.41        ($0.09)
                                     ============= ============ ============ =============

Shares used in calculating
  basic per share data . . . . . . .       71,651       60,964       70,556        60,291
                                     ============= ============ ============ =============

Shares used in calculating
  diluted per share data . . . . . .       80,112       68,002       78,534        60,291
                                     ============= ============ ============ =============

    See accompanying notes to condensed consolidated financial statements.

                                   CNET, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000's OMITTED)

                                                           Six Months Ended
                                                               June 30,
                                                      ------------------------
                                                         1999         1998
                                                      ------------ -----------
Cash flows from operating activities:
   Net loss . . . . . . . . . . . . . . . . . . . . .     $32,282     ($5,232)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization. . . . . . . . . .       4,968       3,247
     Amortization of program costs. . . . . . . . . .       3,294       2,019
     Allowance for doubtful accounts. . . . . . . . .        (296)        441
     Gain on investments . . . . . . . . . . . . .        (24,579)           -
     Changes in operating assets and liabilities:
        Accounts receivable . . . . . . . . . . . . .      (1,729)     (2,391)
        Other current assets. . . . . . . . . . . . .     (11,284)        192
        Other assets. . . . . . . . . . . . . . . . .         739        (225)
        Accounts payable. . . . . . . . . . . . . . .       2,768         421
        Accrued liabilities . . . . . . . . . . . . .       3,225      (2,392)
                                                      ------------ -----------
           Net cash provided by (used in) operating
             activities . . . . . . . . . . . . . . .       9,388      (3,920)
                                                      ------------ -----------
Cash flows from investing activities:
  Purchase of marketable securities . . . . . . . . .    (100,562)           -
  Investments . . . . . . . . . . . . . . . . . . . .     (13,906)           -
  Cash paid for acquisitions. . . . . . . . . . . . .      (7,840)           -
  Purchases of equipment, excluding capital leases. .      (6,689)     (2,443)
  Purchases of programming assets . . . . . . . . . .      (3,577)     (1,857)
  Deferred interest . . . . . . . . . . . . . . . . .        (690)           -
                                                      ------------ -----------
           Net cash used in investing activities. . .    (133,264)     (4,300)
                                                      ------------ -----------
Cash flows from financing activities:
  Net proceeds from issuance of convertible debt. . .     167,479            -
  Net proceeds from issuance of stock . . . . . . . .           -      25,984
  Net proceeds from employee stock purchase plan. . .         419         409
  Net proceeds from exercise of options . . . . . . .       5,203       1,720
  Principal payments on capital leases. . . . . . . .         (42)       (178)
  Principal payments on equipment note. . . . . . . .      (1,640)       (647)
                                                      ------------ -----------
           Net cash provided by financing activities.     171,419      27,288
                                                      ------------ -----------
Net increase (decrease) in cash and cash equivalents.      47,543      19,068
Cash and cash equivalents at beginning of period  . .      51,538      22,591
                                                      ------------ -----------
Cash and cash equivalents at end of period  . . . . .     $99,081     $41,659
                                                      ============ ===========
Supplemental disclosure of cash flow information:
  Interest paid . . . . . . . . . . . . . . . . . . .        $165        $131
                                                      ============ ===========
Supplemental disclosure of noncash transactions:
  Issuance of debt for acquisitions . . . . . . . . .      $5,098      $3,066
                                                      ============ ===========
  Equity investments. . . . . . . . . . . . . . . . .    $195,113     $      -
                                                      ============ ===========
  Deferred tax liability. . . . . . . . . . . . . . .     $57,337     $      -
                                                      ============ ===========



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

        The condensed consolidated results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the current year or any other period.

Net Income (Loss) Per Share

        Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period and diluted net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Diluted net income per share for the period ended June 30, 1999 does not include the effect of the potential conversion of convertible debt to approximately 4,622,160 common shares because their effect is anti-dilutive. Diluted net loss per share for the six months ended June 30, 1998 does not include the effect of approximately 10,603,800 stock options because their effect is anti-dilutive.

     The following table sets forth the computation of net income
(loss) per share (in thousands, except per share data):

                                                   Three Months Ended          Six  Months Ended
                                                      June 30,                     June 30,
                                               ---------------------------  ---------------------------
                                                   1999          1998           1999          1998
                                               ------------- -------------  ------------- -------------
Net income (loss) per share:
  Basic net income (loss) per share                   $0.13         $0.01          $0.46        ($0.09)
                                               ============= =============  ============= =============
  Diluted net income (loss) per share                 $0.11         $0.01          $0.41        ($0.09)
                                               ============= =============  ============= =============

Net income (loss)                                    $9,212          $340        $32,282       ($5,232)
                                               ------------- -------------  ------------- -------------
Basic and diluted shares:
  Weighted average common shares outstanding
     used in computing basic net income
     per share                                       71,651        60,964         70,556        60,291
                                               ------------- -------------  ------------- -------------
  Common stock equivalents:

    Stock options and awards                          8,461         7,038          7,978        -
                                               ------------- -------------  ------------- -------------

  Weighted average common shares and common
     stock equivalents outstanding used in
     computing diluted net income (loss)
     per share                                       80,112        68,002         78,534        60,291
                                               ------------- -------------  ------------- -------------



Income Taxes

      No income tax provision has been provided as the Company has sufficient net operating losses for which no benefit has been recognized, to cover anticipated taxable income for fiscal 1999.

Stock Split

       On May 10, 1999, the Company effected a two-for-one split of its common stock. The accompanying consolidated financial statements have been retroactively adjusted to reflect the stock split.

Marketable Securities

       The Company adopted Statement of Financial SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investments classified as available for sale are reported at market value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses on sales of investments and declines in value determined to be other than temporary are included in operating results.

Recent Accounting Pronouncements

       The FASB recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 in June 1999, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company will be required to adopt SFAS No. 133 for the year ended December 31, 2001. Management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or operations of the Company.

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

        During the second quarter of 1999 the Company reported unrealized holding gains arising from investments classified as available for sale. The Company has an investment in Vignette Corporation ("Vignette"), which completed an initial public offering during the first quarter of 1999, owns approximately 755,000 shares of beyond.com, a public corporation, and has an investment in Mail.com, Inc. ("Mail.com"), which completed an initial public offering during the second quarter of 1999. The Company's investments in Vignette, beyond.com and Mail.com were recorded at market value based on the closing price of each stock on June 30, 1999, and the increase in value of each stock was recorded as unrealized holding gains in comprehensive income.

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

                        June 30,   June 30,
                         1999       1998
                        ---------  ---------
Television                 2,695      2,951
CNET Online              500,111     74,712
                        ---------  ---------
Consolidated Total       502,806     77,663
                        =========  =========



(4) Sumo Acquisition

        On April 30, 1999, the Company completed the acquisition of Sumo, Inc., a Florida Corporation ("Sumo") through a merger of Sumo into the Company. Pursuant to the merger, the Company issued 469,484 shares of common stock in exchange for all of the outstanding shares of Sumo. Sumo developed Internet service directories, including webhostlist.com, webdesignlist.com and webisplist.com. The Company recorded this transaction using the pooling-of-interests accounting method and recorded the financial results of Sumo in its consolidated financial statements for all periods presented. The consolidated financial statements of the Company for prior periods have been adjusted for the consolidated financial results of Sumo.

(5) Subsequent Events

        On July 27, 1999, the Company completed the acquisition of GDT S.A., a Swiss Societe Anonyme, ("GDT") through a merger of GDT into the Company. Pursuant to the merger, the Company paid $30.0 million in cash and issued 429,185 shares of common stock to GDT shareholder in exchange for all of the outstanding shares of GDT. GDT is based in Switzerland and has built a multi-language, multi-market database of product information. GDT's database of product information will be used to enhance CNET's Shopping services.
The Company will record this transaction using purchase accounting.

         On July 29, 1999, the Company completed the acquisition of Nordby International, Inc., a Colorado corporation, ("Nordby") through a merger of Nordby into the Company. Pursuant to the merger, the Company paid $5.0 million in cashm issued a note payable due July 29, 2001 for $5.0 million and issued 230,017 sharees of common stock to Nordby shareholders in exchange for all outstanding shares of Nordby. Nordby is a provider of customized financial information to online and print partners. Nordby's financial information will be used to enhance the Company's coverage of technology stocks through its News and Investing channel. The Company will record this transaction using purchase accounting.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        CNET, Inc. (the Company, which may be referred to as we, us or our) is a leading media company that provides consumers with authoritative information online and on television regarding computers, the Internet and digital technologies. We seek to use our editorial, technical, product database and programming expertise to engage consumers and attract advertisers. Based on the volume of traffic over our branded online network, we believe that we have an established leadership position in our market. We believe that our online network is the most frequently used source of technology information online, with an average of approximately 10.8 million pages viewed daily during the second quarter of 1999.

Results of Operations

Revenues

Total Revenues

      Total revenues were $25.6 million and $13.3 million for the three months and $45.6 million and $23.2 million for the six months ended June 30, 1999 and 1998, respectively.

Internet Revenues

        Total Internet revenues were $23.8 million and $11.4 million for the three months and $42.2 million and $19.5 million for the six months ended June 30, 1999 and 1998, respectively. Internet revenues consist primarily of revenues derived from the sale of advertisements on pages delivered to users of our Internet network. Advertising programs are generally delivered on either an "impression" based program or a "performance" based program. An impression based program earns revenues when an advertisement is delivered to a user of our Internet network. A performance based program earns revenues when a user of our Internet network responds to an advertisement by linking to an advertiser's Internet network. Performance based programs include revenues generated from lead-based compensation from our shopping services, which commenced in the fourth quarter of 1998. Advertising rates vary depending upon whether a program is impression or performance based, where advertisements are placed and the amount and length of the advertiser's committment. Advertising revenues are recognized in the period in which the advertisements are delivered. Our ability to sustain or increase revenues for Internet advertising will depend on numerous factors, which include, but are not limited to, our ability to increase our inventory of delivered Internet pages on which advertisements can be displayed and our ability to maintain or increase advertising rates.

     The increase in Internet revenues of $12.4 million for the three month and $22.7 million for the six month periods ended June 30, 1999 compared to the same periods in 1998 were attributable to increased pages delivered, increased advertisements sold on our network and an increase in our average revenue yield per page delivered. Also contributing to our increased revenues and increased revenue yield per page were performance-based advertising on our shopping services. These lead-based programs which were offered during the three and six month periods ended June 30, 1999, were not offered during the same period in 1998. In addition, average daily pages delivered on our network were approximately 10.8 million for the three month and 10.1 for the six month periods ended June 30, 1999 as compared to 6.3 million for each of the three month and six month periods ended June
30, 1998, or an increase of 71% and 60%, respectively. The increased traffic from the three and six month periods ended June 30, 1998 to the three and six month periods ended June 30, 1999 was primarily related to an increase in the number of users of our network.

        A portion of our Internet revenues were derived from barter transactions whereby we delivered advertisements on our Internet channels in exchange for advertisements on the Internet sites of other companies. Barter transactions accounted for $1.5 million and $611,000 for the three months and $2.7 million and $1.1 million for the six months ended June 30, 1999 and 1998, respectively.

Television Revenues

        Television revenues were $1.8 million and $1.9 million for the three months and $3.4 million and $3.7 million for the six months ended June 30, 1999 and 1998, respectively. Pursuant to our agreement with USA Networks, USA Networks licensed the right to carry the two hour programming block, Digital Domain, on its networks for a fee equal to the cost of production of those programs up to a maximum of $5.5 million from July 1, 1997 to June 30, 1998 and $5.9 million from July 1, 1998 to June 30, 1999. This agreement with USA Networks, which was scheduled to expire on June 30, 1999, has been extended through September 30, 1999.

        We also produce a television program, TV.com, which is exclusively distributed by Trans World International ("TWI"). Through February 28, 1998, TWI sold the advertisements on TV.com and these revenues were used to offset the costs of distribution and production of the program. Beginning March 1, 1998, we assumed responsibility for the sale of advertisements on TV.com and began paying a distribution fee to TWI. The decrease in revenues related to our television operations primarily related to decreased revenues for TV.com.

        Television operations accounted for 7% and 14% of total revenues and Internet operations accounted for 93% and 86% of total revenues for the three months ended June 30, 1999 and 1998, respectively.
Television operations accounted for 8% and 16% of total revenues and Internet operations accounted for 92% and 84% of total revenues for the six months ended June 30, 1999 and 1998, respectively. We expect to experience fluctuations in television and Internet revenues in the future as a result of many factors, including demand for the Company's Internet sites and television programming and our ability to develop, market and introduce new and enhanced Internet content and television programming.

Cost of Revenues

Total Cost of Revenues

        Total cost of revenues were $9.2 million and $7.7 million for the three months and $17.8 million and $14.7 million for the six months ended June 30, 1999 and 1998, respectively. Cost of revenues includes costs associated with the production and delivery of television programming and the production of our Internet channels. The principal elements of cost of revenues for our television operations have been the production costs of our television programs, which primarily consist of payroll and related expenses for the editorial and production staff and costs for facilities and equipment. The principal elements of cost of revenues for our Internet operations have been payroll and related expenses for the editorial, production and technology staff, and costs for facilities and equipment.

Cost of Internet Revenues

        Cost of Internet revenues were $7.5 million and $5.9 million for the three months and $14.5 million and $11.2 million for the six months ended June 30, 1999 and 1998, respectively, representing 31%, 52%, 34% and 57% of the related revenues, respectively. The increase of $1.6 million and $3.3 million for the three month and six month periods ended June 30, 1999 as compared to the same periods in 1998 was primarily attributable to increases in personnel and personnel related costs. In addition, costs of approximately $611,000 and $1.2 million were recognized in the three month and six month periods ended June 30, 1999 which related to cost of revenues associated with the acquisitions of Netventures, Inc., a California corporation, AuctionGate
Interactive, Inc., a California corporation, substantially all of the assets of Jenesys LLC, a Washington limited liability company ("Winfiles"), KillerApp corporation, a California corporation and Sumo, Inc., a Florida corporation.

Cost of Television Revenues

        Cost of television revenues were $1.8 million for each of the three month periods and $3.4 million and $3.5 million for the six months ended June 30, 1999 and 1998, representing approximately 100%, 94%, 99% and 97% of the related revenues.

Sales and Marketing

        Sales and marketing expenses consist primarily of payroll and related expenses, consulting fees and advertising expenses. Sales and marketing expenses were $7.0 million and $3.3 million for the three months and $12.1 million and $5.7 million for the six months ended June 30, 1999 and 1998, respectively, representing 27%, 25%, 27% and 25% of total revenues for each of the periods. Sales and marketing expenses increased $3.7 million and $6.4 million for the three month and six month periods ended June 30, 1999 respectively, compared to the same periods in 1998.

       These increases were primarily related to additional personnel in sales and sales support roles which accounted for approximately $1.4 million and $2.6 million for the three and six month periods, respectively, and increased expenses for advertising of approximately $2.1 million and $3.2 million which included an increase in barter transactions of $560,000 and $805,000 for the three and six month periods, respectively. We expect sales and marketing expenses to increase significantly in the future. On July 1, 1999 we announced the launch of a multi-media advertising campaign. We currently expect to spend approximately $100.0 million within the next six to eighteen months in connection with this campaign. The anticipated cost of the campaign may vary depending on its effectiveness.

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

     Development expenses were $1.7 million and $641,000 for the three months and $3.2 million and $1.4 million for the six months ended June 30, 1999 and 1998, respectively, representing 6%, 5%, 7% and 6% of total revenues for each of the periods. The increase in development expenses of approximately $1.0 million for the three months and $1.7 million for the six months ended June 30, 1999 as compared to the same periods in 1998 were primarily attributable to additional personnel costs related to the enhancement of the functionality of our Internet network.

General and Administrative

        General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses were $2.4 million and $1.5 million for the three months and $4.0 million and $3.1 million for the six months ended June 30, 1999 and 1998, respectively, representing 9%, 11%, 9% and 14% of total revenues, respectively. The increases in general and administrative expenses were primarily related to additional personnel costs and other costs related to facilitating our growth.

Goodwill Amortization

        We acquired Winfiles.com on February 26, 1999 for a total purchase price of $11.5 million. The acquisition was a purchase of assets and approximately $11.0 million of the purchase price was attributable to goodwill. We are amortizing the goodwill related to the purchase of Winfiles.com over three years.


Other Income (Expense)

        Total other income (expense) was $4.9 million and $109,000 for the three months and $25.0 million and $(3.4) million for the six months ended June 30, 1999 and 1998, respectively. Other income
(expense) consists of equity losses, gain on the sale of equity investments and net interest income (expense).

       Equity losses included our interest in SNAP! LLC ("snap"). Pursuant to an agreement in June 1998 between NBC Multimedia and us, snap was formed as a limited liability company. Based on the structure of the Board of snap and considering that we have no obligation for future funding of snap, we do not control snap and accordingly do not consolidate its results. We have recorded snap's financial results using the equity method of accounting effective January 1, 1998. We had no equity losses for the three and six months ended June 30, 1999, and equity losses were $5.0 million for the three months and $8.6 million for the six months ended June 30, 1998. All of the equity losses in 1998 were related to snap.

        Gain on the sale of equity investments were $4.7 million and $5.1 million for the three months and $24.6 million and $5.1 million for the six months ended June 30, 1999 and 1998, respectively. The gain on the sale of equity investments of $4.7 million for the three month period ended June 30, 1999 related to the sale of a portion of our holdings of Vignette Corporation. The gains on sales of equity investments of $24.6 million for the six month period ended June 30, 1999 included the gain related to the sale of the Vignette shares and a gain of approximately
$19.2 million related to the merger agreement between beyond.com and BuyDirect.com, which resulted in our owning approximately 755,000 shares of beyond.com due to our ownership interest in BuyDirect.com. We recorded a gain related to shares we received on the date of the merger. Our investment in beyond.com is classified as available for sale and fluctuations in the value of this investment are recorded as unrecognized gain (loss) on investments in the stockholders' equity section of our balance sheet.

Income (Loss)

        We recorded net income of $9.2 million or $0.11 per diluted share and $340,000 or $0.01 per diluted share for the three months ended June 30, 1999 and 1998, respectively. We recorded net income of $32.3 million or $0.41 per diluted share for the six months ended June 30, 1999 compared to net losses of $5.2 million or 0.09 per share for the comparable period in 1998. Net income increased $8.9 million for the three months and $37.5 million for the six months ended June 30, 1999 as compared to the comparable periods in 1998, respectively.

Liquidity and Capital Resources

        As of June 30, 1999, we had cash and cash equivalents of $99.1 million and marketable securities of $320.8 million. Cash provided by operating activities of $9.4 million for the six months ended June 30, 1999 was primarily due to earnings of $32.3 million, depreciation, amortization and the amortization of program costs of $8.3 million, a gain on sale of investments of $24.6 million and an increase in other current assets of $11.3 million. Net cash used in operating activities of $3.9 million for the six months ended June 30, 1998 was primarily attributable to net losses in the period. Net cash used in investing activities of $133.3 million for the six months ended June 30, 1999 were primarily attributable to purchases of marketable securities and purchases of equipment and programming assets. Net cash used in investing activities of $4.3 million for the six months ended June 30, 1998 were primarily attributable to purchases of equipment and programming assets. Cash flows provided by financing activities of $171.4 million in 1999 consisted primarily of the issuance of convertible debt with net proceeds of $167.5 million and the issuance of common stock through our stock option plans. Cash flows provided by financing activities in 1998 consisted primarily of proceeds from the issuance of common stock. We believe that existing funds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

        As of June 30, 1999 we had obligations outstanding under notes payable totaling $179 million. Notes payable include $173 million of 5% Convertible Subordinated Notes, due 2006. Such obligations were incurred to obtain proceeds for general corporate purchases, to finance acquisitions and increases in marketing expenditures.

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

        To mitigate this risk, we have established a formal year 2000 program to oversee and coordinate the assessment, remediation, testing and reporting activities related to this issue. We are currently in the assessment phase of its year 2000 program. As part of this assessment, we will review the following systems to determine if they are year 2000 compliant:

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

       The risks, uncertainties and other factors to which forward-statements are subject include, among others, those set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 1998, which is available from us, from the Securities and Exchange Commission at prescribed rates and at the web-site www.sec.gov. Such factors include, without limitation, the following: limited operating history; fluctuations in quarterly operating results; failure to compete; risks associated with anticipated growth; risks related to potential Year 2000 problems; risks associated with technological change; availability of key personnel and changes in governmental regulations. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

       Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.


PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


Effective July 23, 1999, we acquired GDT S.A., a Swiss Societe Anonyme, for approximately $50 million in cash and stock. In connection with this acquisition, we issued 429,185 shares of our common stock to certain shareholders of GDT. No underwriters were involved in the transaction, and we did not pay any underwriting discounts or commissions. The issuance of shares in this transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

Effective July 29, 1999, we acquired Nordby International, Inc., a Colorado corporation ("Nordby") for a total purchase price of approximately $20 million, through a merger of Nordby into the Company (the "Merger"). In connection with the Merger, the Company issued 230,017 shares, or approximately $10 million, of its common stock to the sole shareholder of Nordby. No underwriters were involved in the transaction, and we did not pay any underwriting discounts or commissions. The issuance of shares in this transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to
Section 4(2) thereof.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

3.1*     Amended and Restated Bylaws of CNET, Inc.

10.1* Employment Agreement, dated as of April 27, 1999, by and between Richard Marino and CNET, Inc.

27.1*      Financial Data Schedule

____________________
*Filed herewith

(b) Reports on Form 8-K

    On April 1, 1999, the Company filed a Current Report on Form 8-K with respect to its acquisition of KillerApp Corporation.

    On April 23, 1999, the Company filed a Current Report on Form 8-K with respect to its first quarter earnings and 2 for 1 split of its common stock.

    On May 14, 1999, the Company filed a Current Report on Form 8-K with respect to its acquisition of Sumo, Inc.

    On May 17, 1999, the Company filed a Current Report on Form 8-K relating to its agreement to contribute its effective 40% ownership in Snap.com into a new company called NBC Internet.


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

August 16, 1999

Date