Form 10-Q/A
period 1999-03-31
CNET INC /DE
filed 1999-10-28
CIK 1015577

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-Q/A


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

                                 Yes /X/  No / /

As of April 30, 1999 there were 71,228,046 shares of the registrant's common stock outstanding.

===============================================================================

Part 1.  Financial Information
Item 1.   Financial Statements

                                   CNET, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                    (in 000's)

                                                    March 31,      December 31,
                                                      1999           1998
                                                   -------------  -------------
                                                    (Restated)
                              ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . .       $208,239        $51,538
     Marketable securities . . . . . . . . . . .        194,125          -
     Accounts receivable, net. . . . . . . . . .         16,667         15,074
     Accounts receivable, related party. . . . .          -              1,711
     Other current assets. . . . . . . . . . . .          9,914          1,705
     Restricted cash . . . . . . . . . . . . . .          5,916            945
                                                   -------------  -------------
          Total current assets . . . . . . . . .        434,861         70,973

Property and equipment, net. . . . . . . . . . .         15,337         15,325
Other assets . . . . . . . . . . . . . . . . . .         22,087          2,060
                                                   -------------  -------------
                                                       $472,285        $88,358
                                                   =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable. . . . . . . . . . . . . .         $3,464         $3,477
     Accrued liabilities . . . . . . . . . . . .          9,398          6,728
     Current portion of long-term debt . . . . .          1,063          1,112
     Deferred tax liability. . . . . . . . . . .         50,300          -
                                                   -------------  -------------
          Total current liabilities. . . . . . .         64,225         11,317

Long-term debt . . . . . . . . . . . . . . . . .        179,118            569
                                                   -------------  -------------
          Total liabilities. . . . . . . . . . .        243,343         11,886

Stockholders' equity:
     Common stock. . . . . . . . . . . . . . . .              7              7
     Additional paid-in capital. . . . . . . . .        131,351        127,356
     Other comphrehensive income . . . . . . . .        127,008          -
     Accumulated deficit . . . . . . . . . . . .        (29,424)       (50,891)
                                                   -------------  -------------
          Total stockholders' equity . . . . . .        228,942         76,472
                                                   -------------  -------------
                                                       $472,285        $88,358
                                                   =============  =============

          See accompanying notes to condensed consolidated financial statements.

                                   CNET, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                  (in 000's)

                                         Three Months Ended
                                            March 31,
                                     ------------------------
                                        1999        1998
                                     ----------- ------------
                                      (Restated)
Revenues:
   Internet. . . . . . . . . . . . .    $18,424       $8,117
   Television. . . . . . . . . . . .      1,652        1,752
                                     ----------- ------------
      Total Revenues . . . . . . . .     20,076        9,869

Cost of revenues:
   Internet. . . . . . . . . . . . .      6,989        5,308
   Television. . . . . . . . . . . .      1,607        1,747
                                     ----------- ------------
      Total cost of revenues . . . .      8,596        7,055
                                     ----------- ------------
Gross profit . . . . . . . . . . . .     11,480        2,814

Operating expenses:
   Sales and marketing . . . . . . .      5,120        2,480
   Development . . . . . . . . . . .      1,508          777
   General and administrative. . . .      2,787        1,649
   Amortization of intangible assets        306         -
                                     ----------- ------------
      Total operating expenses . . .      9,721        4,906
                                     ----------- ------------
Operating income(loss) . . . . . . .      1,759       (2,092)

Other income (expense):
   Equity losses . . . . . . . . . .        -         (3,679)
   Gain on investments sales . . . .     19,875         -
   Interest income(expense), net . .        238          199
                                     ----------- ------------
   Total other income (expense). . .     20,113       (3,480)
                                     ----------- ------------
   Net income (loss). . . . . . . . .   $21,872      ($5,572)
                                     =========== ============

Other comprehensive income, net of tax:

   Unrealized holding gains arising
    during the period. . . . . . . .    127,008         -
                                     ----------- ------------
   Comprehensive income(loss)          $148,880      ($5,572)
                                     =========== ============

Basic net income (loss) per share. .      $0.31       ($0.09)
                                     =========== ============

Diluted net income (loss) per share.      $0.29       ($0.09)
                                     =========== ============

Shares used in calculating
  basic per share data . . . . . . .     69,459       59,609
                                     =========== ============

Shares used in calculating
  diluted per share data . . . . . .     76,423       59,609
                                     =========== ============

   See accompanying notes to condensed consolidated financial

                                   CNET, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (in 000's)

                                                          Three Months Ended
                                                                March 31,
                                                      ---------------------
                                                         1999       1998
                                                      ---------- ----------
                                                       (Restated)
Cash flows from operating activities:
   Net income(loss) . . . . . . . . . . . . . . . . .   $21,872    ($5,572)
   Adjustments to reconcile net income(loss) to net
     cash used in operating activities:
     Depreciation and amortization. . . . . . . . . .     1,851      1,617
     Amortization of program costs. . . . . . . . . .     1,949      1,701
     Allowance for doubtful accounts. . . . . . . . .       (80)       199
     Gain on investments . . . . . . . . . . . . .      (19,875)           -
     Changes in operating assets and liabilities:
        Accounts receivable . . . . . . . . . . . . .       332       (250)
        Other current assets. . . . . . . . . . . . .    (9,651)      (249)
        Other assets. . . . . . . . . . . . . . . . .    (3,201)       182
        Accounts payable. . . . . . . . . . . . . . .       (22)      (767)
        Accrued liabilities . . . . . . . . . . . . .     3,121     (1,776)
                                                      ---------- ----------
           Net cash provided by (used in) operating
             activities . . . . . . . . . . . . . . .    (3,703)    (4,915)
                                                      ---------- ----------
Cash flows from investing activities:
  Purchases of equipment, excluding capital leases. .    (1,358)    (1,123)
  Purchases of programming assets . . . . . . . . . .    (2,000)    (1,484)
  Deferred interest . . . . . . . . . . . . . . . . .      (690)           -
  Cash paid for acquisitions. . . . . . . . . . . . .    (5,778)           -
                                                      ---------- ----------
           Net cash used in investing activities. . .    (9,826)    (2,607)
                                                      ---------- ----------
Cash flows from financing activities:
  Net proceeds from issuance of convertible debt. . .   166,943            -
  Net proceeds from employee stock purchase plan. . .       190        222
  Net proceeds from exercise of options . . . . . . .     3,263        784
  Principal payments on capital leases. . . . . . . .       (42)       (87)
  Principal payments on equipment note. . . . . . . .      (124)      (312)
                                                      ---------- ----------
           Net cash provided by financing activities.   170,230        607
                                                      ---------- ----------
Net increase (decrease) in cash and cash equivalents.   156,701     (6,915)
Cash and cash equivalents at beginning of period  . .    51,538     22,591
                                                      ---------- ----------
Cash and cash equivalents at end of period  . . . . .  $208,239    $15,677
                                                      ========== ==========
Supplemental disclosure of cash flow information:
  Interest paid . . . . . . . . . . . . . . . . . . .      $130        $68
                                                      ========== ==========
Supplemental disclosure of noncash transactions:
  Issuance of debt for acquisitions . . . . . . . . .    $5,098     $      -
                                                      ========== ==========
  Equity investments. . . . . . . . . . . . . . . . .  $177,491       $582
                                                      ========== ==========
  Deferred tax liability. . . . . . . . . . . . . . .   $50,300     $      -
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

Restatement of Financial Statements

        During the Company's review of its financial statements for the three months ended September 30, 1999, the Company became aware of an error that ultimately affected the dollar amount of reported general and administrative expenses for the three months ended March 31, 1999. Expenditures of $1.2 million relating to pooling of interest transactions were charged to additional paid-in capital when they should have been included in general and administrative expenses. Accordingly, the financial statements for the three months ended March 31, 1999 have been restated to correctly reflect the costs of $1.2 million in general and administrative expense.

Sumo Acquisition

        On April 30, 1999, the Company acquired Sumo, Inc., a Florida Corporation ("Sumo") in which the Company issued 469,484 shares of common stock to the stockholders of Sumo. Sumo developed Internet service directories, including webhostlist.com, webdesignlist.com and webisplist.com. The Sumo acquisition has been accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements have been restated for all periods prior to the acquisition to include the results of operations, financial position and cash flows of the acquisition.

Net Income (Loss) Per Share

        Basic net income per share is computed using the weighted average number of outstanding shares of common stock and diluted net income per share is computed using the weighted average number of outstanding shares of common stock and common stock equivalents.
Basic and diluted net loss per share are computed using the weighted average number of outstanding shares of common stock. Net loss per share for the period ended March 31, 1999 does not include the effect of the potential conversion of convertible debt to approximately 4,622,624 common shares related to the Convertible Subordinated Debt offering completed on March 8, 1999, because their effect is anti-dilutive. Net loss per share for the period ended March 31, 1998 does not include the effect of approximately 8,572,136 stock options because their effect is anti-dilutive.

     The following table sets forth the computation of net income
(loss) per share (in thousands, except per share data):

                                             Three Months
                                           Ended March 31,
                                       -------------------------
                                             1999       1998
                                       --------------  --------
                                        (Restated)

Net income (loss)                           $21,872      ($5,572)
Basic and diluted:                     ============== ============
 Weighted average common shares
  outstanding used in computing basic        69,459       59,609
  net income(loss) per share           ============== ============
 Basic net income(loss) per share             $0.31       ($0.09)
                                       ============== ============
 Weighted average common shares
  and common stock equivalents
  outstanding used in computing diluted
  net income(loss) per share                 76,423       59,609
                                       ============== ============
 Diluted net income(loss) per share           $0.29       ($0.09)
                                       ============== ============

Income Taxes

      No income tax provision has been provided as the Company has sufficient net operating losses for which no benefit has been recognized, to cover anticipated taxable income for fiscal 1999.

Stock Splits

        On March 8, 1999 and May 10, 1999, the Company effected a two-for-one split of its common stock. The accompanying consolidated financial statements for the period ended March 31, 1998 have been adjusted to reflect each the stock splits.

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


(4) NetVentures Acquisition

        On February 16, 1999, the Company completed the acquisition of NetVentures, Inc., a California corporation ("NetVentures"), through a merger of NetVentures into the Company. Pursuant to the merger, the Company issued 414,408 shares of common stock in exchange for all of the outstanding shares of NetVentures. NetVentures owned and operated ShopBuilder, an online store-creation system. The Company recorded this transaction using the pooling-of-interets accounting method and recorded the financial results of NetVentures in its consolidated financial statements effective January 1, 1999. The consolidated financial statements of the Company prior to January 1, 1999 have not been adjusted for the consolidated financial results of NetVentures as the impact was not material.

(5) Auctiongate Acquisition

        On February 19, 1999, the Company completed the acquisition of AuctionGate Interactive, Inc., a California corporation ("AuctionGate"), through a merger of AuctionGate into the Company. Pursuant to the merger, the Company issued 214,168 shares of common stock in exchange for all of the outstanding shares of AuctionGate. Auctiongate owned and operated Auctiongate.com, an online auction site specializing in computer products. The Company recorded this transaction using the pooling-of-interests accounting method and recorded the financial results of AuctionGate in its consolidated financial statements effective January 1, 1999. The consolidated financial statements of the Company prior to January 1, 1999 have not been adjusted for the consolidated financial results of AuctionGate as the impact was not material.

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

(7) Debt Offering

       On March 8, 1999, the Company completed a private placement with gross proceeds of $172.9 million of 5% Convertible Subordinated Notes, due
2006 (the "Notes"). The Notes are convetible into the Company's common stock after June 7, 1999 at a conversion price of $37.40625 per share, subject to adjustments in certain events, at the option of the noteholder.

(8) KillerApp Acquisition

       On March 22, 1999, the Company completed the acquisition of KillerApp Corporation., a California corporation ("KillerApp"), through a merger of KillerApp into the Company. Pursuant to the merger, the Company issued 1,046,800 shares of common stock in exchange for all of the outstanding shares of KillerApp. KillerApp owned and operated KillerApp.com, an online comparison shopping service for computer and consumer related products.
The Company recorded this transaction using the pooling-of-interests accounting method and recorded the financial results of KillerApp in its consolidated financial statements effective January 1, 1999. The consolidated financial statements of the Company prior to January 1, 1999 have not been adjusted for the consolidated financial results of KillerApp as the impact was not material.

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

Results of Operations


Revenues

Total Revenues

Total revenues were $20.1 million and $9.9 million for the three months ended March 31, 1999 and 1998, respectively.

Internet Revenues

        Total Internet revenues were $18.4 million and $8.1 million for the three months ended March 31, 1999 and 1998, respectively. Internet revenues consist primarily of revenues derived from the sale of advertisements on pages delivered to users of our Internet network. Advertising programs are generally delivered on either an "impression" based program or a "performance" based program. An impression based program earns revenues when an advertisement is delivered to a user of our Internet network. A performance based program earns revenues when a user of our Internet network responds to an advertisement by linking to an advertisers Internet network. Advertising rates vary depending upon whether a program is impression or performance based, where advertisements are placed and the amount and length of the advertiser's commitment. Advertising revenues are recognized in the period in which the advertisements are delivered. Our ability to sustain or increase revenues for Internet advertising will depend on numerous factors, which include, but are not limited to, our ability to increase our inventory of delivered Internet pages on which advertisements can be displayed and our ability to maintain or increase advertising rates.
In the fourth quarter of 1998 CNET began generating revenue from lead-based compensation from its shopping services.

      The increase in revenues for CNET Online of $10.3 million for the three month period ended March 31, 1999 compared to the same period in 1998 was attributable to increased pages delivered and increased advertisements sold on our network and an increase in our average revenue yield per page delivered. Average daily pages delivered on our network were approximately 9.5 million for the three months ended March 31, 1999 as compared to 6.3 million for the three months ended March
31, 1998, or an increase of 51%. The increased traffic from the three months ended March 31, 1998 to the three months ended March 31, 1999 was primarily related to an increase in the number of users of our network. In the fourth quarter of 1998, we began generating revenues from lead-based advertising on our shopping services. These lead-based programs, which were offered during the three months ended March 31, 1999, but were not offered during the same period in 1998, contributed to our increased average revenue yield per page.

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

        Cost of Revenues

Total Cost of Revenues

        Total cost of revenues were $8.6 million and $7.1 million for the three months ended March 31, 1999 and 1998, respectively. Cost of revenues includes costs associated with the production and delivery of television programming and the production of our Internet channels.
The principal elements of cost of revenues for our television operations have been the production costs of our television programs, which primarily consist of payroll and related expenses for the editorial and production staff and costs for facilities and equipment. The principal elements of cost of revenues for our Internet operations have been payroll and related expenses for the editorial, production and technology staff, as well as costs for facilities and equipment.

Cost of Internet Revenues

        Cost of Internet revenues were $6.9 million and $5.3 million for the three months ended March 31, 1999 and 1998, respectively, representing 37% and 65% of the related revenues, respectively. The increase of $1.6 million for the three months ended March 31, 1999 as compared to the same period in 1998 was primarily attributable to increases in personnel and personnel related costs. In addition, costs of approximately $400,000 were recognized in the three months ended
March 31, 1999 related to the acquisition of Shopper.com, which was acquired in May 1998 and the acquisitions of NetVentures, AuctionGate, Winfiles and KillerApp which were all acquired during the three months ended March 31, 1999.

Cost of Television Revenues

        Cost of television revenues were $1.6 million and $1.7 million for the three months ended March 31, 1999 and 1998, repsectively, representing approximately 97% and 100% of the related revenues, respectively.

Sales and Marketing

        Sales and marketing expenses consist primarily of payroll and related expenses, consulting fees and advertising expenses. Sales and marketing expenses were $5.1 million and $2.5 million for the three months ended March 31, 1999 and 1998, respectively, representing 25% of total revenues for each of the periods. Sales and marketing expenses increased $2.6 million for the three months ended March 31, 1999 compared to the same period in 1998. This increase was related to increased personnel in sales and sales support roles and their related expenses of approximately $1.2 million and an increase in marketing expenses of $1.4 million. The increase in marketing expenses was primarily related to increased expenses for advertising of $1.1 million, which included an increase in barter transactions of $245,000. We regularly evaluate our marketing efforts and may determine to significantly increase our marketing expenditures in the future.

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

General and Administrative

        General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses were $2.8 million and $1.6 million for the three months ended March 31, 1999 and 1998, respectively, representing
14% and 17% of total revenues, respectively. The increase of $1.2 for the three months ended March 31, 1999 as compared to the same period in 1988 was primarily attributable to pooling of interest transactions costs.

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

Income (Loss)

        We recorded net income of $21.9 million or $0.29 per diluted share for the three months ended March 31, 1999 compared to net losses of $5.6 million or $0.09 per share for the comparable period in 1998. Net income increased $27.5 million for the three months ended March 31, 1999 as compared to the similar period in 1998. This change was attributable to an increase in total revenues of $10.2 million and increases to cost of revenues and operating expenses of $6.4 million, resulting in an increase to operating profit of $3.8 million. Other income and expense increased $23.6 million due to the gains on sales of investments recognized in 1999 and the reduction of equity losses that were incurred in 1998. The increases in operating income combined with the increase in other income resulted in an increase in net income of $27.4 million.

Liquidity and Capital Resources

        As of March 31, 1999, we had cash and cash equivalents of $208.2 million. Cash used in operating activities of $3.7 million for the three months ended March 31, 1999 was primarily due to an increase in other current assets and other assets of $12.9 million which was due primarily to an increase in a note receivable, an increase in accrued liabilities of $3.1 million, increases in prepaid expenses and a non-cash gain on investments of $19.9 million. These increases were partially offset by net income of $21.9 million and depreciation and amortization and the amortization of program costs of $3.8 million. Net cash used in operating activities of $4.9 million in for the three months ended March 31, 1998 was primarily attributable to net losses in such periods. Net cash used in investing activities of $9.8 million for the three months ended March 31, 1999 was primarily related to acquisitions and to purchases of equipment and programming assets. Net cash used in investing activities of $2.6 million for the three months ended March 31, 1998 was primarily attributable to purchases of equipment and programming assets. Cash flows provided by financing activities of $170.2 million for the three months ended March
31, 1999 consisted primarily of the issuance of convertible debt and the issuance of common stock through the exercise of stock options. Cash flows provided by financing activities for the three months ended March
31, 1998 consisted primarily of proceeds from the issuance of common stock through the exercise of stock options. We believe that existing funds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       On February 16, 1999, we completed the acquisition of Netventures through a merger of Netventures into the Company. Pursuant to the merger, we issued 414,408 shares of common stock to Netventures' stockholders. No underwriters were involved in the transaction, and we did not pay any underwriting discounts or commissions. The issuance of shares in this transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

        On February 19, 1999, we completed the acquisition of AuctionGate through a merger of AuctionGate into the Company. Pursuant to the merger, we issued 214,168 shares of common stock to AuctionGate's stockholders. No underwriters were involved in the transaction, and we did not pay any underwriting discounts or commissions. The issuance of shares in this transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

        On March 8, 1999, we completed the sale of a new issue of $172,915,000 aggregate principal amount of 5% Convertible Subordinated Notes due 2006 (the "Notes"). The Notes are convertible into common stock any time after June 7, 1999 at a conversion price of $37.40625 per share, subject to adjustments in certain events. The Notes were sold by us to Salomon Smith Barney Inc., BancBoston Robertson Stephens Inc. and Volpe Brown & Company, LLP, as representatives of the initial purchasers (collectively, the "Initial Purchasers") in an unregistered private placement. The discount to the Initial Purchasers was 3.0% of the $172,915,000 principal amount of the Notes purchased (or an aggregate of $5,187,450). We have been advised that the Initial Purchasers resold the Notes in the United States to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act of 1933, as amended.

       On March 22, 1999, we completed the acquisition of KillerApp through a merger of KillerApp into the Company. Pursuant to the merger, we issued 1,046,800 shares of its common stock to KillerApp's stockholders. The issuance of shares in this transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.


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

October 27, 1999

Date