Form 10-K/A
period 1998-12-31
CNET INC /DE
filed 1999-11-12
CIK 1015577

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 3

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

                                 Title of class

                         Common Stock, $0.0001 par value

         Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of common stock held by non-affiliates, based on the closing price at which the stock was sold, at March 12, 1999 approximated $1.8 billion.

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

                                        KPMG LLP

San Francisco, California
February 9, 1999, except
as to paragraph 5
of footnote 5 and footnote 10,
which are as of March 22, 1999

                                   CNET, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               December 31,
                                                                    -----------------------------------
                                                                        1998                  1997
                                                                    -------------         -------------
                                 ASSETS
Current assets:
Cash and cash equivalents ..................................        $  51,533,655         $  22,553,988
Accounts receivable, net of allowance for
     doubtful accounts of $1,721,625 and $461,000
     in 1998 and 1997, respectively ........................           15,074,639             9,149,762
Accounts receivable, related party .........................            1,710,745                    --
Other current assets .......................................            1,704,765             1,134,957
Restricted cash ............................................              945,330             1,599,113
                                                                    -------------         -------------
     Total current assets ..................................           70,969,134            34,437,820
Property and equipment, net ................................           15,325,512            19,553,537
Other assets ...............................................            2,059,806             4,270,321
                                                                    -------------         -------------
     Total assets ..........................................        $  88,354,452         $  58,261,678
                                                                    =============         =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable ...........................................        $   3,476,654         $   3,567,783
Accrued liabilities ........................................            6,592,819            10,080,504
Current portion of long-term debt ..........................            1,112,512             1,358,772
                                                                    -------------         -------------
     Total current liabilities .............................           11,181,985            15,007,059
Long-term debt .............................................              569,245             2,611,815
                                                                    -------------         -------------
     Total liabilities .....................................           11,751,230            17,618,874
Commitments and contingencies
Stockholders' equity:
Common stock; $0.0001 par value;
     50,000,000 shares authorized; 34,119,948
     and 29,324,370 shares issued and
     outstanding in 1998 and 1997,
     respectively ..........................................                3,412                 2,936
Additional Paid-in capital .................................          127,770,245            94,696,127
Accumulated deficit ........................................          (51,170,435)          (54,056,259)
                                                                    -------------         -------------
     Total stockholders' equity ............................           76,603,222            40,642,804
                                                                    -------------         -------------
     Total liabilities and stockholders' equity ............        $  88,354,452         $  58,261,678
                                                                    =============         =============

          See accompanying notes to consolidated financial statements.

                                   CNET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Year Ended December 31,
                                                ------------------------------------------------------
                                                    1998                 1997                 1996
                                                ------------         ------------         ------------
Revenues:
  Internet .............................        $ 49,374,195         $ 26,717,280         $ 10,133,684
  Television ...........................           7,057,885            6,922,309            4,696,664
                                                ------------         ------------         ------------
     Total revenues ....................          56,432,080           33,639,589           14,830,348
                                                ------------         ------------         ------------
Cost of revenues:
  Internet .............................          23,291,215           19,812,604            9,120,545
  Television ...........................           6,741,133            6,904,471            6,212,959
                                                ------------         ------------         ------------
     Total cost of revenues ............          30,032,348           26,717,075           15,333,504
                                                ------------         ------------         ------------
     Gross profit (deficit) ............          26,399,732            6,922,514             (503,156)
                                                ------------         ------------         ------------
Operating expenses:
  Sales and marketing ..................          14,530,355           11,602,746            7,821,454
  Development ..........................           3,454,387           13,608,846            3,438,333
  General and administrative ...........           6,806,886            6,848,793            3,772,368
  Unusual items ........................            (921,839)           9,000,000                   --
                                                ------------         ------------         ------------
     Total operating expenses ..........          23,869,789           41,060,385           15,032,155
                                                ------------         ------------         ------------
     Operating income (loss) ...........           2,529,943          (34,137,871)         (15,535,311)
Other income (expense):
  Equity losses ........................         (11,795,944)          (2,228,430)          (1,865,299)
  Gain on sale of equity investments ...          10,450,342           11,026,736                   --
  Interest income (expense), net .......           1,415,616              611,473              451,948
                                                ------------         ------------         ------------
     Total other income (expense) ......              70,014            9,409,779           (1,413,351)
                                                ------------         ------------         ------------
     Net income (loss) .................        $  2,599,957         $(24,728,092)        $(16,948,662)
                                                ============         ============         ============

Basic net income (loss) per share ......        $       0.08         $      (0.91)        $      (1.06)
                                                ============         ============         ============
Diluted net income (loss) per share ....        $       0.07         $      (0.91)        $      (1.06)
                                                ============         ============         ============
Shares used in calculating basic
     per share data ....................          31,932,530           27,223,642           15,927,794
                                                ============         ============         ============
Shares used in calculating diluted
     per share data ....................          34,852,938           27,223,642           15,927,794
                                                ============         ============         ============


          See accompanying notes to consolidated financial statements.

                                   CNET, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      Convertible
                                     Preferred Stock            Common Stock         Additional                      Total
                                  --------------------      ---------------------     Paid-in      Accumulated    Stockholders'
                                    Shares      Amount        Shares       Amount     Capital        Deficit         Equity
                                  ---------     ------      ---------      ------    ----------    -----------    -------------
Balances as of
   December 31, 1995 .........    3,439,202     34,392      5,400,000        540     15,143,363    (12,379,505)     2,798,790
Issuance of Series B
   convertible preferred
   stock .....................      366,144      3,661             --         --        362,483             --        366,144
Issuance of Series D
   convertible preferred
   stock .....................        2,588         26             --         --         33,307             --         33,333
Issuance of Series E
   convertible preferred
   stock .....................      453,169      4,532             --         --      8,364,102             --      8,368,634
Issuance of warrants .........           --         --             --         --        164,000             --        164,000
Public stock offering, net
   of $3,151,406 issuance ....           --
   costs .....................           --         --      5,200,000        520     37,776,074             --     37,776,594
Conversion of preferred
   stock into common stock ...   (4,261,103)   (42,611)    15,633,346       1564         41,047             --             --
Exercise of stock options ....           --         --        306,000         30        369,530             --        369,560
Employee stock purchase
   plan ......................           --         --         23,578          2        169,759             --        169,761
Net loss .....................           --         --             --         --             --    (16,948,662)   (16,948,662)
                                 ----------    -------     ----------      -----    -----------    -----------    -----------
Balances as of
   December 31, 1996 .........           --         --     26,562,924      2,656     62,423,665    (29,328,167)    33,098,154
Exercise of stock options ....           --         --        822,914         86      1,175,494             --      1,175,580
Employee stock purchase
   plan ......................           --         --         70,026          8        705,403             --        705,411
Issuances of common stock ....           --         --      1,868,506        186     23,391,565             --     23,391,751
Warrant compensation .........           --         --             --         --      7,000,000             --      7,000,000
Net loss .....................           --         --             --         --             --    (24,728,092)   (24,728,092)
                                 ----------    -------     ----------      -----    -----------    -----------    -----------
Balances as of
   December 31, 1997 .........           --         --     29,324,370      2,936     94,696,127    (54,056,259)    40,642,804
Exercise of stock options
   and warrants ..............           --         --      2,027,662        202      6,246,092             --      6,246,294
Employee stock purchase
   plan ......................           --         --         56,386          4        723,553             --        723,557
Issuances of common stock ....           --         --      1,625,600        162     26,212,556             --     26,212,718
   Issuance of common
   stock in relation to
   the Uvision acquisition ...           --         --      1,089,930        108       (108,083)       285,867        177,892
Net income ...................           --         --             --         --             --      2,599,957      2,599,957
                                 ----------    -------     ----------      -----    -----------    -----------    -----------
Balances as of
   December 31, 1998 .........           --         --     34,119,948      3,412    127,770,245    (51,170,435)    76,603,222
                                 ==========    =======     ==========      =====    ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                                   CNET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended December 31,
                                                                 ------------------------------------------------
                                                                      1998              1997              1996
                                                                 ------------      ------------      ------------
Cash flows from operating activities:
   Net income(loss) ........................................     $  2,599,957      ($24,728,092)     ($16,948,662)
   Adjustments to reconcile net loss to net cash
     provided (used) in operating activities:
       Depreciation and amortization .......................        6,341,217         5,054,980         1,928,496
       Amortization of program costs .......................        5,802,074         6,548,937         4,673,201
       Interest expense converted into preferred stock .....               --                --           222,141
       Allowance for doubtful accounts .....................        1,260,625           361,214            75,000
       Reserve for joint venture ...........................               --        (1,248,799)        1,865,299
       Warrant compensation expense ........................               --         7,000,000                --
       Changes in operating assets and liabilities:
         Accounts receivable ...............................       (9,730,143)       (4,218,799)       (4,165,939)
         Other current assets ..............................          455,340          (916,690)           29,750
         Other assets ......................................        4,933,084        (1,515,407)       (1,237,499)
         Accounts payable ..................................          328,540           228,931         2,807,549
         Accrued liabilities ...............................       (2,833,799)        7,534,213         1,839,558
                                                                 ------------      ------------      ------------
           Net cash provided (used) in operating
              activities ...................................        9,156,895        (5,899,512)       (8,911,106)
                                                                 ------------      ------------      ------------
Cash flows from investing activities:
   Purchases of equipment, excluding capital leases ........       (4,879,353)      (12,213,050)      (10,739,354)

   Purchases of programming assets .........................       (6,083,639)       (5,826,476)       (5,438,092)
   Loan to joint venture ...................................               --        (1,639,139)       (1,776,588)
   Investment in Vignette Corporation ......................               --                --          (511,500)
                                                                 ------------      ------------      ------------
        Net cash used in investing activities ..............      (10,962,992)      (19,678,665)      (18,465,534)
                                                                 ------------      ------------      ------------
Cash flows from financing activities:
   Net proceeds from issuance of convertible preferred
     stock .................................................               --                --         4,543,826
   Net proceeds from initial public offering ...............               --                --        37,776,594
   Net proceeds from issuance of common stock ..............       26,212,718        23,391,751                --

                                                                              Year Ended December 31,
                                                                 ------------------------------------------------
                                                                      1998              1997              1996
                                                                 ------------      ------------      ------------
   Net proceeds from the issuance of common stock in
     relation to the UVision acquisition ...................         (107,975)
   Allocated proceeds from issuance warrants ...............               --                --           164,000
   Proceeds from stockholder receivable ....................               --                --           594,654
   Proceeds from employee stock purchase plan ..............          723,557           705,411           169,761
   Proceeds from debt ......................................               --         3,280,806         3,636,000
   Proceeds from exercise of stock and warrants ............        6,246,294         1,175,580           141,050
   Principal payments on capital leases ....................         (416,377)         (238,688)         (104,542)
   Principal payments on equipment note ....................       (1,872,453)         (338,630)          (91,851)
                                                                 ------------      ------------      ------------
           Net cash provided by financing activities .......       30,785,764        27,976,230        46,829,492
                                                                 ------------      ------------      ------------
Net increase (decrease) in cash and cash equivalents .......       28,979,667         2,398,053        19,452,852
Cash and cash equivalents at beginning of period ...........       22,553,988        20,155,935           703,083
                                                                 ------------      ------------      ------------
Cash and cash equivalents at end of period .................     $ 51,533,655      $ 22,553,988      $ 20,155,935
                                                                 ============      ============      ============

Supplemental disclosure of cash flow information:
   Interest paid ...........................................     $    324,762      $    254,790      $     88,792

Supplemental disclosure of noncash transactions:
   Non cash portion of Investment ..........................     $  3,066,449                --      $    105,000

   Capital lease obligations incurred ......................               --      $    408,408      $    297,436

   Note issued in exchange for equipment ...................               --                --      $    137,551

   Exercise of stock options through issuance of note
     receivable from stockholder ...........................               --                --      $    594,654
   Conversion of preferred stock into common stock .........               --                --      $     42,611
   Conversion of debt and interest into 0,0, and 208,548
     shares of convertible preferred stock, respectively ...               --                --      $  3,858,141


          See accompanying notes to consolidated financial statements.

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

         The following table sets forth the computation of net income (loss) per share (in thousands, except per share data):

                                                             Year Ended December 31,
                                                      -----------------------------------
                                                        1998         1997          1996
                                                      --------     --------      --------
Net income (loss) per share:
     Basic net income (loss) per share                $   0.08     ($  0.91)     ($  1.06)
                                                      ========     ========      ========
     Diluted net income (loss) per share              $   0.07     ($  0.91)     ($  1.06)
                                                      ========     ========      ========

Net income (loss)                                     $  2,600     ($24,728)     ($16,949)
                                                      ========     ========      ========
Basic and diluted shares:
    Weighted average common shares
          outstanding used in computing basic net
          income(loss) per share                        31,933       27,224        15,928
                                                      ========     ========      ========
            Common stock equivalents:
                  Stock options and awards               2,920           --            --
                                                      ========     ========      ========
    Weighted average common shares and
       common stock equivalents outstanding
       used in computing diluted net income
       (loss) per share                                 34,853       27,224        15,928
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

(2)      BALANCE SHEET COMPONENTS

CASH AND CASH EQUIVALENTS

         The carrying value of cash and cash equivalents consisted of:

                                                  December 31,
                                        ---------------------------------
                                           1998                   1997
                                        -----------            ----------
        Commercial paper                $21,452,792            $2,004,131
        Money market mutual funds        23,447,941            17,034,006
        Cash                              6,632,922             3,515,851
                                        -----------            ----------
                                        $51,533,655           $22,553,988
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

                         Year Ending December 31,
                      ------------------------------
                                   1999                        994,177
                                   2000                        535,728
                                   2001                         33,517
                                                            ----------
                                                            $1,563,422
                                                            ==========

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998
                   (INFORMATION AS OF AND FOR THE THREE MONTHS
                   ENDED MARCH 31, 1998 AND 1999 IS UNAUDITED)


(3)      INCOME TAXES

         The Company's effective tax rate differs from the statutory federal income tax rate of 34% as shown in the following schedule:

                                                       Year Ended December 31,
                                                  -------------------------------
                                                   1998         1997         1996
                                                  -----        -----        -----
Income tax benefit at statutory rate               34.0%        34.0%        34.0%
Operating losses with no current tax benefit      (34.0%)      (34.0%)      (34.0%)
                                                  -----        -----        -----
Effective tax rate                                   --           --           --
                                                  =====        =====        =====


The tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below:

                                             Year Ended December 31,
                                    -------------------------------------------
                                       1998            1997            1996
                                    -----------     -----------     -----------
Capitalized "start-up" expenses     $   457,000     $   818,000     $ 1,217,000
Net operating losses                 22,184,000      16,268,000       9,596,000
Accruals, reserves and other          3,275,000       6,289,000       1,027,000
                                    -----------     -----------     -----------
                                     25,916,000      23,375,000      11,840,000
Less valuation allowance             25,916,000      23,375,000      11,840,000
                                    -----------     -----------     -----------
                                    $        --     $        --     $        --
                                    ===========     ===========     ===========

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

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998
                   (INFORMATION AS OF AND FOR THE THREE MONTHS
                   ENDED MARCH 31, 1998 AND 1999 IS UNAUDITED)


(4)      LEASES

         The Company has several non-cancelable leases primarily for general office, facilities, and equipment that expire over the next ten years. Future minimum lease payments under these leases are as follows:

                   YEAR ENDING DECEMBER 31,                   Capital Leases        Operating Leases
        --------------------------------------------          --------------        ----------------
        1999                                                        $129,140             $ 4,548,163
        2000                                                              --               3,519,185
        2001                                                              --               2,396,254
        2002                                                              --               1,421,819
        2003                                                              --                 981,674
        Thereafter                                                        --                 598,910
                                                                    --------             -----------
        Total minimum lease payments                                 129,140             $13,466,005
                                                                                         ===========

        Less amount representing interest                             10,805
                                                                    --------
        Capital lease obligation, all current                       $118,335
                                                                    ========

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

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998
                   (INFORMATION AS OF AND FOR THE THREE MONTHS
                   ENDED MARCH 31, 1998 AND 1999 IS UNAUDITED)


         A summary of the status of the 1994 Plan and the 1997 Plan as of December 31, 1998, 1997 and 1996, and changes during each of the years then ended:

                                                              Weighted Average
                                      Number of Shares        Exercise Prices
                                      ----------------        ----------------
Balance as of December 31, 1995           2,952,500                 0.80
Granted                                   1,728,400                 5.72
Exercised                                (1,393,934)                0.52
Cancelled                                  (158,034)                2.73
                                         ----------               ------
Balance as of December 31, 1996           3,128,932                 3.55
Granted                                   2,647,046                11.87
Exercised                                  (889,392)                1.44
Cancelled                                  (243,504)                7.04
                                         ----------               ------
Balance as of December 31, 1997           4,643,082                 8.42
Granted                                   2,472,900                16.74
Exercised                                  (920,638)                5.12
Cancelled                                (1,117,460)               11.60
                                         ----------               ------
Balance as of December 31, 1998           5,077,884               $12.37
                                         ==========               ======

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

                                                        Year Ended December 31,
                                        ------------------------------------------------------
                                             1998                1997                1996
                                        --------------      --------------      --------------
Net income (loss)
    As reported                          $   2,599,957      ($  24,728,092)     ($  16,948,662)
    Pro forma                           ($  13,130,574)     ($  29,872,164)     ($  18,259,031)
Basic net income (loss) per share
    As reported                          $        0.08      ($        0.91)     ($        1.06)
    Pro forma                           ($        0.41)     ($        1.10)     ($        0.81)
Diluted net income (loss) per share
    As reported                          $        0.07      ($        0.91)     ($        1.06)
    Pro forma                           ($        0.38)     ($        1.10)     ($        0.81)

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

         The following table summarizes information about stock options outstanding as of December 31, 1998:

                                                  Options Outstanding                   Options Exercisable
                                     -----------------------------------------      -------------------------
                                                      Weighted
                                       Number          Average        Weighted        Number         Weighted
                                     Outstanding      Remaining        Average      Exercisable       Average
             Range of                    As of        Contractual     Exercise         As of         Exercise
         Exercise Prices               12/31/98          Life          Price         12/31/98         Price
   ---------------------------       -----------      -----------     --------      -----------      --------
   $ 0.6000           $ 4.2950          543,544          6.86         $ 2.5307         376,086       $ 1.9915
   $ 6.0000           $ 7.3150          551,624          7.56         $ 6.5059         253,860       $ 6.4988
   $ 7.7500           $10.0650           80,250          8.10         $ 8.9125          18,626       $ 8.4692
   $10.3750           $10.3750          638,298          8.92         $ 6.9167         154,700       $10.3750
   $10.6900           $12.0650          805,124          8.63         $11.7106         168,184       $11.6537
   $12.1250           $13.7500          173,736          8.53         $13.3392          36,138       $13.3415
   $13.9400           $13.9400          921,574          9.24         $13.9400           3,876       $13.9400
   $14.0000           $14.7500          121,086          8.65         $14.2317          20,320       $14.0931
   $16.1250           $16.1250          664,000          9.42         $16.1250              --             --
   $16.4400           $34.2500          578,648          9.63         $23.3122          18,226       $22.6535
   $ 0.6000           $34.2500        5,077,884          8.68         $12.3702       1,050,016       $ 7.0065

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


                             1998           1997
                          ----------     ----------
Television                 3,166,809      3,304,110
CNET Online               85,187,643     54,957,568
                          ----------     ----------
Consolidated Total        88,354,452     58,261,678
                          ==========     ==========

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

                                   SCHEDULE II

                                   CNET, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (Numbers presented in thousands)

Additions


                                                                Additions
                                                       --------------------------
                                      Balance at       Charged to      Charged to                         Balance
                                     Beginning of      Costs and         Other          Deductions        at End
                                        Period          Expenses        Accounts         Describe        of Period
                                     ------------      ----------      ----------       ----------       ---------
                         1998
Allowance for                                                                             $ 743(1)
   doubtful accounts                    $ 461           $1,443            $621(3)         $  60(2)        $ 1,722
                         1997
Allowance for
   doubtful accounts                    $ 100           $  578              --            $ 217(1)        $   461
                         1996
Allowance for
   doubtful accounts                    $  25           $   75              --               --           $   100

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

                                             KPMG LLP

San Francisco, California
March 22, 1999

FINANCIAL STATEMENTS OF SNAP! LLC

         The audited financial statements of Snap! LLC for the years ended December 31, 1998 and December 31, 1997 are incorporated by reference to pages F-34 to F-50 of the Registration Statement on Form S-4 of NBC Internet, Inc. (Registration No. 333-82639) filed November 1, 1999.

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

         Schedule II Valuation and Qualifying Accounts for SNAP! LLC

         Independent auditors report on schedule for SNAP! LLC

(3)      Exhibits

                                INDEX TO EXHIBITS

Exhibit No.
3.1(1)            --       Finder.com, Inc. and Virtual Software Library, Inc. into CNET, Inc.

3.2(2)            --       Certificate of Amendment of Certificate of Incorporation of the Company

3.3(3)            --       Certificate of Ownership and Merger of Gamecenter.com, Inc., Finder.com, Inc., Buyer.com, Inc. and
                           Virtual Software Library, Inc. into CNET, Inc.

3.4(1)            --       Amended and Restated Bylaws of the Company

4.1(1)            --       Specimen of Common Stock Certificate

10.1(1)           --       CNET, Inc. Amended and Restated Stock Option Plan

10.2(1)           --       Employment Agreement, dated as of October 19, 1994, between the Company and Halsey M. Minor

10.3(3)           --       Employment Agreement, dated as of October 19, 1994, between the Company and Shelby W. Bonnie

10.4(1)           --       Employment Agreement, dated to be effective as of December 1, 1993 and amended as of August 1, 1995 and as of April 1, 1996, between the Company and Kevin Wendle

10.5(1)           --       Employment Agreement, dated to be effective as of February 20, 1995 and amended as of September 19,
                           1995, between the Company and Jonathan Rosenberg

10.6(1)           --       Option Exercise Agreement, dated as of April 9, 1996, between the Company and Kevin Wendle

10.7(1)           --       Promissory Note of Kevin Wendle, payable to the Company, dated as of April 9, 1996

10.8(1)           --       Lease Agreement, dated as of January 28, 1994, between the Company and Montgomery/North Associates and amended as of January 31, 1995 and as of October 19, 1995

10.9(1)           --       Lease, dated as of October 19, 1995, between the Company and The Ronald and Barbara Kaufman Revocable
                           Trust, et al.

10.10(1)          --       Agreement, dated as of February 1, 1995, between the Company to USA Networks

10.11(1)          --       Warrant to Purchase Common Stock, dated February 9 1995, issued by the Company to USA Networks

10.12(1)          --       Series C Convertible Preferred Stock Purchase Warrant, dated as of May 25, 1995, issued by the Company to Vulcan Ventures Incorporated

10.13(1)          --       Series D Convertible Preferred Stock Purchase Warrant, dated as of January 23, 1996. issued by the
                           Company to the Bonnie Family Partnership

10.14(1)          --       Operating Agreement of E! Online, LLC, dated as of January 30, 1996, between the Company and E!
                           Entertainment Television, Inc.

10.15(1)          --       Series D Convertible Preferred Stock Purchase Warrant, dated as of February 20, 1996 issued by the
                           Company to Vulcan Ventures Incorporated

10.16(1)          --       Amended and Restated Agreement , dated as of July 1, 1996, between the Company and USA Networks

10.17(1)          --       Subscription Agreement, dated as of April 26, 1996, between the Company and the Series E Purchasers identified therein

10.18(1)          --       1996 Employee Stock Purchase Plan of the Company

10.19(1)          --       Stock Purchase Agreement between Intel Corporation and the Company dated July 1, 1996

10.20(4)          --       Stock Purchase Agreement between Vignette Corporation and the Company

10.21(5)          --       Letter Agreement, dated February 20, 1997, between the Company and Kevin Wendle

10.22(2)          --       CNET, Inc. 1997 Stock Option Plan

10.23(6)          --       Stock Purchase Agreement, dated as of June 4, 1997, between Intel Corporation and the Company

10.24(7)          --       Master Agreement, dated as of June 30, 1997, among the Company, E! Entertainment Television, Inc. and E!
                           Online, LLC

10.25(8)          --       Security and Loan Agreement between Imperial Bank and the Company, dated July 24, 1997

10.26(8)          --       Note from the Company to Imperial Bank dated July 24, 1997

10.27(8)          --       Loan and Security Agreement between The CIT Group and the Company dated September 5, 1997

10.28(8)          --       Office Lease between One Beach Street, LLC and the Company dated September 24, 1997

10.29(9)          --       Stock Purchase Agreement, dated as of December 18, 1997, among the Company and the Purchasers identified therein

10.30(10)         --       Agreement and Plan of Merger, dated as of May 7, 1998 by and among CNET, Inc., and CNET Acquisition
                           Corp., U. Vision Inc. and the stockholders of U. Vision Inc.

10.31(11)         --       Contribution Agreement, dated as of June 4, 1998, by and among the Company, NBC and Snap! LLC.

10.32(11)         --       Amended and Restated Limited Liability Company Agreement of Snap! LLC, dated as of June 30, by and among the Company and NBC Multimedia, Inc.

10.33(11)         --       Stock Purchase Agreement, dated as of June 4, 1998, by and between the Company and NBC

10.34(2)          --       Agreement, dated as of July 1, 1998, between USA Networks and the Company

10.35(12)         --       Agreement and Plan of Merger, dated as of February 2, 1999, by and among CNET, Inc., NetVentures, Inc.
                           and the stockholders of NetVentures, Inc.

10.36(12)         --       Purchase Agreement, dated as of December 18, 1998, by and among Jenesys LLC and Steve Jenkins

10.37(12)         --       Amendment No. 1 to Purchase Agreement, dated as of January 22, 1999, by and among CNET, Inc. and Jenesys
                           LLC and Steve Jenkins

10.38(12)         --       Amendment No. 2 to Purchase Agreement, dated as of February 11, 1999, by and among CNET, Inc. and
                           Jenesys LLC and Steve Jenkins

10.39(12)         --       Agreement and Plan of Merger, dated as of February 19, 1999, by and among CNET, Inc., AuctionGate
                           Interactive, Inc. and the stockholders of AuctionGate, Inc.

10.40(13)         --       Indenture dated March 8, 1999 between the Company and The Bank of New York, as trustee

10.41(13)         --       Form of 5% Convertible Subordinated Note due 2006

10.42(13)         --       Registration Agreement dated March 8, 1999 between the Company and Salomon Smith Barney Inc. BancBoston
                           Robertson Stephens Inc. and Volpe Brown & Company, LLP, as Representatives of the Initial Purchasers

21.1(1)           --       List of Subsidiary Corporations

23.1*             --       Consent of Independent Auditors

23.2*             --       Consent of Independent Auditors

99.1*             --       Snap! LLC Financial Statements

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


                                       By  /s/ HALSEY M. MINOR
                                           -------------------------------------
                                           Halsey M. Minor
                                           Chairman of the Board
                                           and Chief Executive Officer

                                       Date:        November 10, 1999
                                            ------------------------------------


                                       By  /s/ DOUGLAS N. WOODRUM
                                           -------------------------------------
                                           Douglas N. Woodrum
                                           Executive Vice President and
                                           Chief Financial Officer

                                       Date:        November 10, 1999
                                            ------------------------------------


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       By  /s/ HALSEY M. MINOR
                                           -------------------------------------
                                           Halsey M. Minor
                                           Chairman of the Board
                                           and Chief Executive Officer

                                       Date:        November 10, 1999
                                            ------------------------------------


                                       By  /s/ SHELBY W. BONNIE
                                           -------------------------------------
                                           Shelby W. Bonnie
                                           Vice Chairman of the Board

                                       Date:        November 10, 1999
                                            ------------------------------------

                                       By  /s/ DOUGLAS N. WOODRUM
                                           -------------------------------------
                                           Douglas N. Woodrum
                                           Director, Executive Vice President
                                           and Chief Financial Officer

                                       Date:        November 10, 1999
                                            ------------------------------------


                                       By
                                           -------------------------------------
                                           John C. "Bud" Colligan
                                           Director

                                       Date:
                                            ------------------------------------


                                       By
                                           -------------------------------------
                                           Mitchell Kertzman
                                           Director

                                       Date:        November   , 1999
                                            ------------------------------------


                                       By
                                           -------------------------------------
                                           Eric Robison
                                           Director

                                       Date:        November   , 1999
                                            ------------------------------------


                                       By  /s/ DAVID P. OVERMYER
                                           -------------------------------------
                                           David P. Overmyer
                                           Vice President,  Finance and
                                             Administration (Principal
                                             Accounting Officer)

                                       Date:        November 10, 1999
                                            ------------------------------------

                               INDEX TO EXHIBITS


Exhibit No.                Description
-----------                -----------
3.1(1)            --       Finder.com, Inc. and Virtual Software Library, Inc. into CNET, Inc.

3.2(2)            --       Certificate of Amendment of Certificate of Incorporation of the Company

3.3(3)            --       Certificate of Ownership and Merger of Gamecenter.com, Inc., Finder.com, Inc., Buyer.com, Inc. and
                           Virtual Software Library, Inc. into CNET, Inc.

3.4(1)            --       Amended and Restated Bylaws of the Company

4.1(1)            --       Specimen of Common Stock Certificate

10.1(1)           --       CNET, Inc. Amended and Restated Stock Option Plan

10.2(1)           --       Employment Agreement, dated as of October 19, 1994, between the Company and Halsey M. Minor

10.3(3)           --       Employment Agreement, dated as of October 19, 1994, between the Company and Shelby W. Bonnie

10.4(1)           --       Employment Agreement, dated to be effective as of December 1, 1993 and amended as of August 1, 1995 and as of April 1, 1996, between the Company and Kevin Wendle

10.5(1)           --       Employment Agreement, dated to be effective as of February 20, 1995 and amended as of September 19,
                           1995, between the Company and Jonathan Rosenberg

10.6(1)           --       Option Exercise Agreement, dated as of April 9, 1996, between the Company and Kevin Wendle

10.7(1)           --       Promissory Note of Kevin Wendle, payable to the Company, dated as of April 9, 1996

10.8(1)           --       Lease Agreement, dated as of January 28, 1994, between the Company and Montgomery/North Associates and amended as of January 31, 1995 and as of October 19, 1995

10.9(1)           --       Lease, dated as of October 19, 1995, between the Company and The Ronald and Barbara Kaufman Revocable
                           Trust, et al.

10.10(1)          --       Agreement, dated as of February 1, 1995, between the Company to USA Networks

10.11(1)          --       Warrant to Purchase Common Stock, dated February 9 1995, issued by the Company to USA Networks

10.12(1)          --       Series C Convertible Preferred Stock Purchase Warrant, dated as of May 25, 1995, issued by the Company to Vulcan Ventures Incorporated

10.13(1)          --       Series D Convertible Preferred Stock Purchase Warrant, dated as of January 23, 1996. issued by the
                           Company to the Bonnie Family Partnership

10.14(1)          --       Operating Agreement of E! Online, LLC, dated as of January 30, 1996, between the Company and E!
                           Entertainment Television, Inc.

10.15(1)          --       Series D Convertible Preferred Stock Purchase Warrant, dated as of February 20, 1996 issued by the
                           Company to Vulcan Ventures Incorporated

10.16(1)          --       Amended and Restated Agreement , dated as of July 1, 1996, between the Company and USA Networks

10.17(1)          --       Subscription Agreement, dated as of April 26, 1996, between the Company and the Series E Purchasers identified therein

10.18(1)          --       1996 Employee Stock Purchase Plan of the Company

10.19(1)          --       Stock Purchase Agreement between Intel Corporation and the Company dated July 1, 1996

10.20(4)          --       Stock Purchase Agreement between Vignette Corporation and the Company

10.21(5)          --       Letter Agreement, dated February 20, 1997, between the Company and Kevin Wendle

10.22(2)          --       CNET, Inc. 1997 Stock Option Plan

10.23(6)          --       Stock Purchase Agreement, dated as of June 4, 1997, between Intel Corporation and the Company

10.24(7)          --       Master Agreement, dated as of June 30, 1997, among the Company, E! Entertainment Television, Inc. and E!
                           Online, LLC

10.25(8)          --       Security and Loan Agreement between Imperial Bank and the Company, dated July 24, 1997

10.26(8)          --       Note from the Company to Imperial Bank dated July 24, 1997

10.27(8)          --       Loan and Security Agreement between The CIT Group and the Company dated September 5, 1997

10.28(8)          --       Office Lease between One Beach Street, LLC and the Company dated September 24, 1997

10.29(9)          --       Stock Purchase Agreement, dated as of December 18, 1997, among the Company and the Purchasers identified therein

10.30(10)         --       Agreement and Plan of Merger, dated as of May 7, 1998 by and among CNET, Inc., and CNET Acquisition
                           Corp., U. Vision Inc. and the stockholders of U. Vision Inc.

10.31(11)         --       Contribution Agreement, dated as of June 4, 1998, by and among the Company, NBC and Snap! LLC.

10.32(11)         --       Amended and Restated Limited Liability Company Agreement of Snap! LLC, dated as of June 30, by and among the Company and NBC Multimedia, Inc.

10.33(11)         --       Stock Purchase Agreement, dated as of June 4, 1998, by and between the Company and NBC

10.34(2)          --       Agreement, dated as of July 1, 1998, between USA Networks and the Company

10.35(12)         --       Agreement and Plan of Merger, dated as of February 2, 1999, by and among CNET, Inc., NetVentures, Inc.
                           and the stockholders of NetVentures, Inc.

10.36(12)         --       Purchase Agreement, dated as of December 18, 1998, by and among Jenesys LLC and Steve Jenkins

10.37(12)         --       Amendment No. 1 to Purchase Agreement, dated as of January 22, 1999, by and among CNET, Inc. and Jenesys
                           LLC and Steve Jenkins

10.38(12)         --       Amendment No. 2 to Purchase Agreement, dated as of February 11, 1999, by and among CNET, Inc. and
                           Jenesys LLC and Steve Jenkins

10.39(12)         --       Agreement and Plan of Merger, dated as of February 19, 1999, by and among CNET, Inc., AuctionGate
                           Interactive, Inc. and the stockholders of AuctionGate, Inc.

10.40 (13)        --       Indenture dated March 8, 1999 between the Company and The Bank of New York, as trustee

10.41 (13)        --       Form of 5% Convertible Subordinated Note due 2006

10.42 (13)        --       Registration Agreement dated March 8, 1999 between the Company and Salomon Smith Barney Inc. BancBoston
                           Robertson Stephens Inc. and Volpe Brown & Company, LLP, as Representatives of the Initial Purchasers

21.1(1)           --       List of Subsidiary Corporations

23.1*             --       Consent of Independent Auditors

23.2*             --       Consent of Independent Auditors

99.1*             --       Snap! LLC Financial Statements

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