Form 10-Q
period 1999-09-30
CNET INC /DE
filed 1999-11-15
CIK 1015577

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-Q


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                 Yes /X/  No / /

As of October 31, 1999 there were 73,475,612 shares of the registrant's common stock outstanding.

===============================================================================

Part 1.  Financial Information
Item 1.   Financial Statements

                                   CNET, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (000's OMITTED)

                                                   September 30,  December 31,
                                                   1999           1998
                                                   -------------  -------------
                              ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . .       $117,375        $51,538
     Marketable securities . . . . . . . . . . .        121,965          -
     Investments . . . . . . . . . . . . . . . .        118,893          -
     Accounts receivable, net. . . . . . . . . .         22,772         15,075
     Accounts receivable, related party. . . . .          -              1,710
     Other current assets. . . . . . . . . . . .         12,058          1,705
     Restricted cash . . . . . . . . . . . . . .            645            945
                                                   -------------  -------------
          Total current assets . . . . . . . . .        393,708         70,973

Property and equipment, net. . . . . . . . . . .         23,694         15,325
Other assets . . . . . . . . . . . . . . . . . .         28,221          2,060
Goodwill . . . . . . . . . . . . . . . . . . . .         74,405          -
                                                   -------------  -------------
                                                       $520,028        $88,358
                                                   =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable. . . . . . . . . . . . . .        $16,639         $3,477
     Accrued liabilities . . . . . . . . . . . .         13,241          6,727
     Current portion of long-term debt . . . . .          5,750          1,112
     Income tax payable. . . . . . . . . . . . .         36,349          -
     Deferred tax liability. . . . . . . . . . .         36,780          -
                                                   -------------  -------------
          Total current liabilities. . . . . . .        108,759         11,316

Long-term debt . . . . . . . . . . . . . . . . .        179,086            569
                                                   -------------  -------------
          Total liabilities. . . . . . . . . . .        287,845         11,885

Stockholders' equity:
     Common stock. . . . . . . . . . . . . . . .              7              7
     Additional paid in capital. . . . . . . . .        167,831        127,357
     Other comprehensive income, net . . . . . .         55,161          -
     Retained earnings (deficit) . . . . . . . .          9,184        (50,891)
                                                   -------------  -------------
          Total stockholders' equity . . . . . .        232,183         76,473
                                                   -------------  -------------
                                                       $520,028        $88,358
                                                   =============  =============

     See accompanying notes to condensed consolidated financial statements

                                   CNET, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                               (000's OMITTED)

                                        Three Months Ended           Nine Months Ended
                                          September 30,              September 30,
                                     -------------------------- --------------------------
                                             1999         1998         1999          1998
                                     ------------- ------------ ------------ -------------
Revenues:
   Internet. . . . . . . . . . . . .      $26,838      $12,930      $69,041       $32,442
   Television. . . . . . . . . . . .        1,571        1,771        4,995         5,421
                                     ------------- ------------ ------------ -------------
      Total revenues . . . . . . . .       28,409       14,701       74,036        37,863

Cost of revenues:
   Internet. . . . . . . . . . . . .        9,155        5,484       23,611        16,677
   Television. . . . . . . . . . . .        2,324        1,668        5,699         5,205
                                     ------------- ------------ ------------ -------------
      Total cost of revenues . . . .       11,479        7,152       29,310        21,882
                                     ------------- ------------ ------------ -------------
Gross profit . . . . . . . . . . . .       16,930        7,549       44,726        15,981

Operating expenses:
   Sales and marketing . . . . . . .       32,998        3,971       45,115         9,712
   Development . . . . . . . . . . .        1,904          688        5,069         2,105
   General and administrative. . . .        4,807        1,719       10,002         4,852
   Amortization of goodwill. . . . .        5,224         -           6,461          -
                                     ------------- ------------ ------------ -------------
      Total operating expenses . . .       44,933        6,378       66,647        16,669
                                     ------------- ------------ ------------ -------------
Operating income(loss) . . . . . . .      (28,003)       1,171      (21,921)         (688)

Other income (expense):
   Equity losses . . . . . . . . . .        -           (3,126)        -          (11,773)
   Gain on investment sales. . . . .       97,791        5,327      122,365        10,450
   Interest income (expense), net. .         (312)         495          112           647
                                     ------------- ------------ ------------ -------------
   Total other income (expense). . .       97,479        2,696      122,477          (676)
                                     ------------- ------------ ------------ -------------
   Net income (loss) before income taxes   69,476        3,867      100,556        (1,364)

    Income taxes                           40,222         -          40,222          -
                                     ------------- ------------ ------------ -------------
   Net income (loss) after income taxes   $29,254       $3,867      $60,334       ($1,364)
                                     ============= ============ ============ =============

Other comprehensive income, net of tax:

   Unrealized holding gains (losses)
    arising during the period. . . .       (4,627)        -          55,161          -
                                     ------------- ------------ ------------ -------------
   Comprehensive income (loss)            $24,627       $3,867     $115,495       ($1,364)
                                     ============= ============ ============ =============

Basic net income (loss) per share. .        $0.40        $0.06        $0.85        ($0.02)
                                     ============= ============ ============ =============

Diluted net income (loss) per share.        $0.35        $0.05        $0.76        ($0.02)
                                     ============= ============ ============ =============

Shares used in calculating
  basic per share data . . . . . . .       72,536       67,255       70,790        62,944
                                     ============= ============ ============ =============

Shares used in calculating
  diluted per share data . . . . . .       86,105       72,634       79,096        62,944
                                     ============= ============ ============ =============


    See accompanying notes to condensed consolidated financial statements.

                                   CNET, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000's OMITTED)

                                                           Nine Months Ended
                                                            September 30,
                                                      ------------------------
                                                         1999         1998
                                                      ------------ -----------
Cash flows from operating activities:
   Net income (loss). . . . . . . . . . . . . . . . .     $60,334     ($1,364)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Depreciation and amortization. . . . . . . . . .      12,986       4,783
     Amortization of program costs. . . . . . . . . .       5,616       3,888
     Allowance for doubtful accounts. . . . . . . . .         204         742
     Investments for services provided. . . . . . . .      (3,383)           -
     Gain on investment sales . . . . . . . . . . . .    (122,365)           -
     Changes in operating assets and liabilities:
        Accounts receivable . . . . . . . . . . . . .      (6,057)     (8,322)
        Other current assets. . . . . . . . . . . . .     (10,064)        470
        Other assets. . . . . . . . . . . . . . . . .         260       1,979
        Accounts payable. . . . . . . . . . . . . . .      13,157         (48)
        Accrued liabilities . . . . . . . . . . . . .       6,490      (1,493)
        Income tax liabilities. . . . . . . . . . . .      36,349            -
        Benefit from exercises of stock options . . .       3,873            -
                                                      ------------ -----------
           Net cash provided by (used in) operating
             activities . . . . . . . . . . . . . . .     ( 2,600)        635
                                                      ------------ -----------
Cash flows from investing activities:
  Purchase of marketable securities . . . . . . . . .    (136,482)           -
  Purchase of investments . . . . . . . . . . . . . .           -        (277)
  Proceeds from sale of marketable securities . . . .      12,328            -
  Proceeds from sale of investments . . . . . . . . .     101,729            -
  Privately held companies. . . . . . . . . . . . . .     (20,991)           -
  Acquisitions less cash acquired . . . . . . . . . .     (39,113)           -
  Purchases of equipment, excluding capital leases. .     (13,848)     (3,452)
  Purchases of programming assets . . . . . . . . . .      (6,084)     (3,899)
  Deferred interest . . . . . . . . . . . . . . . . .        (690)           -
  Loan to joint venture . . . . . . . . . . . . . . .           -         (63)
                                                      ------------ -----------
           Net cash used in investing activities. . .    (103,151)     (7,691)
                                                      ------------ -----------
Cash flows from financing activities:
  Net proceeds from issuance of convertible debt. . .     166,943            -
  Net proceeds from issuance of stock . . . . . . . .           -      25,983
  Net proceeds from employee stock purchase plan. . .         661         825
  Net proceeds from exercise of options and warrants        5,666       4,122
  Principal payments on capital leases. . . . . . . .         (42)       (295)
  Principal payments on equipment note. . . . . . . .      (1,640)     (1,671)
                                                      ------------ -----------
           Net cash provided by financing activities.     171,588      28,964
                                                      ------------ -----------
Net increase (decrease) in cash and cash equivalents.      65,837      21,908
Cash and cash equivalents at beginning of period  . .      51,538      22,591
                                                      ------------ -----------
Cash and cash equivalents at end of period  . . . . .    $117,375     $44,499
                                                      ============ ===========
Supplemental disclosure of cash flow information:
  Interest paid . . . . . . . . . . . . . . . . . . .      $4,342        $245
                                                      ============ ===========
Supplemental disclosure of noncash transactions:
  Issuance of debt for acquisitions . . . . . . . . .     $10,098      $3,066
                                                      ============ ===========
  Unrealized gain in marketable securities and
    investments, net of deferred tax liability. . . .     $55,161     $      -
                                                      ============ ===========
  Deferred tax liability. . . . . . . . . . . . . . .     $36,780     $      -
                                                      ============ ===========
  Issuance of common stock for acquisitions . . . . .     $30,253     $      -
                                                      ============ ===========

         See accompanying notes to condensed consolidated financial statements.

                                        CNET, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                        (Unaudited)



(1) Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented.
These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's most recent annual report on Form 10-K/A, as filed with the Securities and Exchange Commission, which contains additional financial and operating information and information concerning the significant accounting policies followed by the Company.

        The condensed consolidated results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the current year or any other period.

Net Income (Loss) Per Share

        Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period and diluted net income per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Diluted net income per share for the three months ended September 30, 1999 includes the effect of the potential conversion of convertible debt to approximately 4,622,160 common shares because their effect is dilutive. Diluted net income per share for the nine months ended September 30, 1999 does not include the effect of the potential conversion of convertible debt to approximately 3,475,180 common shares because their effect is anti-dilutive.

     The following table sets forth the computation of net income
(loss) per share (in thousands, except per share data):

                                                   Three Months Ended          Nine Months Ended
                                                     September 30,                September 30,
                                               ---------------------------  ---------------------------
                                                   1999          1998           1999          1998
                                               ------------- -------------  ------------- -------------
Net income (loss) per share:
  Basic net income (loss) per share                   $0.40         $0.06          $0.85        ($0.02)
                                               ============= =============  ============= =============
  Diluted net income (loss) per share                 $0.35         $0.05          $0.76        ($0.02)
                                               ============= =============  ============= =============

Net income (loss)                                   $29,254        $3,867       $60,334       ($1,364)
Interest from convertible note                        1,312        -             -             -
                                               ------------- -------------  ------------- -------------
  Net income (loss) for dilution                    $30,566        $3,867       $60,334       ($1,364)
                                               ------------- -------------  ------------- -------------
Basic and diluted shares:
  Weighted average common shares outstanding
     used in computing basic net income (loss)
     per share                                       72,536        67,255         70,790        62,944
                                               ------------- -------------  ------------- -------------
  Common stock equivalents:

    Stock options, awards and shares from
      convertible debt                               13,569         5,379          8,306        -
                                               ------------- -------------  ------------- -------------

  Weighted average common shares and common
     stock equivalents outstanding used in
     computing diluted net income (loss)
     per share                                       86,105        72,634         79,096        62,944
                                               ------------- -------------  ------------- -------------



Income Taxes

      Income tax expense has been recorded based on an estimated effective tax rate for the year ended December 31, 1999. The estimated effective tax rate has taken into consideration the estimated gain to be realized in the fourth quarter of 1999 from the pending transaction related to the Company's investment in SNAP! LLC ("snap").

Marketable Securities

       The Company adopted Statement of Financial SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investments classified as available for sale are reported at market value, with the unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income in stockholders' equity. Realized gains and losses on sales of investments and declines in value determined to be other than temporary are included in operating results.

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

        During the nine month period ended September 30, 1999 the Company reported unrealized holding gains arising from investments classified as available for sale. As of September 30, 1999, the Company owns 944,471 shares in Vignette Corporation ("Vignette"), owns approximately 755,000 shares of beyond.com, and owns 1.7 million shares in Mail.com, Inc. ("Mail.com"), all public companies. The Company's investments in Vignette, beyond.com, and Mail.com were recorded at market value based on the closing price of each stock on September 30, 1999, and the net increase in value of each stock was recorded as unrealized holding gains in comprehensive income, net of deferred tax liability. The Company sold 1,311,000 shares of Vignette and realized a gain of $97.8 million during the three months ended September 30, 1999.

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

                        September 30,   September 30,
                         1999            1998
                        ---------       ---------
Television                 1,700           2,284
CNET Online              518,328          86,074
                        ---------       ---------
Consolidated Total       520,028          88,358
                        =========       =========



(4) Acquisition

        On July 27, 1999, the Company acquired GDT S.A., a Swiss Societe Anonyme, ("GDT") through a merger of GDT into the Company. Pursuant to the merger, the Company paid $30.0 million in cash and issued
429,185 shares of common stock to GDT shareholders in exchange for all of the outstanding shares of GDT. GDT is based in Switzerland and has built a multi-language, multi-market database of product information. GDT's database of product information will be used to enhance CNET's Shopping services. The acquisition was accounted for under the purchase method, resulting in goodwill of $49.4 million, which is amortized over 3 years. The results of operations of GDT and the estimated fair value of assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition.

         On July 29, 1999, the Company acquired Nordby International, Inc., a Colorado corporation, ("Nordby") through a merger of Nordby into the the Company. Pursuant to the merger, the Company paid $5.0 million in cash, issued a note payable due July 29, 2001 for $5.0 million and issued 230,017 shares of common stock to Nordby shareholders in exchange for all outstanding shares of Nordby. Nordby is a provider of customized financial information to online and print partners. Nordby's customized financial information will be used to enhance the Company's coverage of technology stock through its News and Investing channel. The acquisition was accounted for under the purchase method, resulting in goodwill of $20.0 million, which is amortized over 3 years. The results of operations of Nordby and the estimated fair value of assets acquired and liabilities assumed are included in the Company's financial statements from the date of acquisition.

(5) Subsequent Events

         On October 7, 1999, the Company acquired SavvySearch Limited, a Massachusetts corporation ("Savvy"), through a merger of Savvy into the Company. Pursuant to the merger, the Company paid $4.4 million and issued 307,409 shares of common stock to Savvy shareholders in exchange for all outstanding shares of Savvy. Savvy is a provider of metasearch services. Savvy's advanced internet search capabilities will bring the Company's users access to more comprehensive product information and tech-focused resources from around the Web.

         On November 4, 1999, the Company acquired Manageable Software Services Inc., a California corporation ("MSSI"), through a merger of MSSI into the company. Pursuant to the merger, the Company issued
58,394 shares of common stock to MSSI shareholders in exchange for all outstanding shares of MSSI. MSSI provides automated PC management services to keep users' software and hardware up-to-date. MSSI services will integrate and compliment the Help.com, Download.com and Computers.com sites.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        CNET, Inc. (the Company, which may be referred to as we, us or our) is a leading media company that provides consumers with authoritative information online and on television regarding computers, the Internet and digital technologies. We seek to use our editorial, technical, product database and programming expertise to engage consumers and attract advertisers. Based on the volume of traffic over our branded online network, we believe that we have an established leadership position in our market. We believe that our online network is the most frequently used source of technology information online, with an average of approximately 11.4 million pages viewed daily during the third quarter of 1999.

Results of Operations

Revenues

Total Revenues

      Total revenues were $28.4 million and $14.7 million for the three months and $74.0 million and $37.9 million for the nine months ended September 30, 1999 and 1998, respectively.

Internet Revenues

        Total Internet revenues were $26.8 million and $12.9 million for the three months and $69.0 million and $32.4 million for the nine months ended September 30, 1999 and 1998, respectively. Internet revenues consist primarily of revenues derived from the sale of advertisements on pages delivered to users of our Internet network. Advertising programs are generally delivered on either an "impression" based program or a "performance" based program. An impression based program earns revenues when an advertisement is delivered to a user of our Internet network. A performance based program earns revenues when a user of our Internet network responds to an advertisement by linking to an advertiser's Internet network. Performance based programs include revenues generated from lead-based compensation from our shopping services, which commenced in the fourth quarter of 1998. Advertising rates vary depending upon whether a program is impression or performance based, where advertisements are placed, and the amount and length of the advertiser's commitment. Advertising revenues are recognized in the period in which the advertisements are delivered. Our ability to sustain or increase revenues for Internet advertising will depend on numerous factors, which include, but are not limited to, our ability to increase our inventory of delivered Internet pages on which advertisements can be displayed and our ability to maintain or increase advertising rates.

     The increase in Internet revenues of $13.9 million for the three month and $36.6 million for the nine month periods ended September 30, 1999 compared to the same periods in 1998 were attributable to increased pages delivered, increased advertisements sold on our network and an increase in our average revenue yield per page delivered. Also contributing to our increased revenues and increased revenue yield per page were performance-based advertising on our shopping services. These lead-based programs which were offered during the three and nine month periods ended September 30, 1999, were not offered during the same periods in 1998. In addition, average daily pages delivered on our network were approximately 11.4 million for the three month and 10.6 for the nine month periods ended September 30, 1999 as compared to 6.8 million for the three month and 6.5 million for the nine month periods ended September 30, 1998, or an increase of 68% and 63%, respectively. The increased traffic from the three and nine month periods ended September 30, 1998 to the three and nine month periods ended September 30, 1999 was primarily related to an increase in the number of users of our network.

        A portion of our Internet revenues were derived from barter transactions whereby we delivered advertisements on our Internet channels in exchange for advertisements on the Internet sites of other companies.
Revenues related to barter transactions were $1.5 million and $1.1 million for the three months and $4.2 million and $2.2 million for the nine months ended September 30, 1999 and 1998, respectively.

Television Revenues

        Television revenues were $1.6 million and $1.8 million for the three months and $5.0 million and $5.4 million for the nine months ended September 30, 1999 and 1998, respectively. Pursuant to our agreement with USA Networks, USA Networks licensed the right to carry the two hour programming block, Digital Domain, on its networks for a fee equal to the cost of production of programs up to a maximum of $5.5 million from July 1, 1997 to June 30, 1998 and $5.9 million from July 1, 1998 to June 30, 1999. This agreement with USA Networks, which was scheduled to expire on June 30, 1999, was extended through September 30, 1999 and USA Networks paid a fee of $1.0 million to carry the programming for the three month period. The agreement with USA Networks was subsequently extended through December 31, 1999 and will decrease the number of programs produced under the Digital Domain from four to two. USA Networks will pay a fee of $500,000 to carry programming for the fourth quarter of 1999. The contract with USA Networks will not be extended beyond December
31, 1999.

        In May 1999 we entered into an agreement with the National Broadcasting Company ("NBC") whereby NBC granted certain rights to CNBC, Inc. ("CNBC") to carry the sixty minute television program we will produce called "CNET News.com". The term of the agreement is from October 1, 1999 through September 30, 2002, subject to the completion of the Plan of Merger between CNET, XOOM.com, Inc. and SNAP! LLC. CNBC will pay us a annual fee based on the cost of production, not to exceed exceed $2.5 million. We also have the right to sell certain commercial commercial time available on the program.

        We also produce a television program, TV.com, which is exclusively distributed by Trans World International ("TWI"). We sell advertisements on TV.com and pay a distribution fee to TWI.

        Internet operations accounted for 94% and 88% of total revenues and television operations accounted for 6% and 12% of total revenues for the three months ended September 30, 1999 and 1998, respectively. Internet operations accounted for 93% and 86% of total revenues and television operations accounted for 7% and 14% of total revenues for the nine months ended September 30, 1999 and 1998, respectively. We expect to experience fluctuations in television and Internet revenues in the future as a result of many factors, including demand for the Company's Internet sites and television programming and our ability to develop, market and introduce new and enhanced Internet content and television programming.

Cost of Revenues

Total Cost of Revenues

        Total cost of revenues were $11.5 million and $7.2 million for the three months and $29.3 million and $21.9 million for the nine months ended September 30, 1999 and 1998, respectively. Cost of revenues include costs associated with the production and delivery of our Internet channels and our television programming. The principal elements of cost of revenues for our Internet operations have been payroll and related expenses for the editorial, production and technology staff, and costs for facilities and equipment. The principal elements of cost of revenues for our television operations have been the production costs of our television programs, which primarily consist of payroll and related expenses for the editorial and production staff and costs for facilities and equipment.

Cost of Internet Revenues

        Cost of Internet revenues were $9.2 million and $5.5 million for the three months and $23.6 million and $16.7 million for the nine months ended September 30, 1999 and 1998, respectively, representing 34%, 42%, 34% and 51% of the related revenues, respectively. The increase of $3.7 million and $6.9 million for the three month and nine month periods ended September 30, 1999 as compared to the same periods in 1998 was primarily attributable to increases in personnel and personnel related costs. In addition, costs of approximately $1.3 million and $2.5 million were recognized in the three month and nine month periods ended September 30, 1999 which related to cost of revenues associated with the acquisitions of Netventures, Inc., a California corporation, AuctionGate Interactive, Inc., a California corporation, substantially all of the assets of Jenesys LLC, a Washington limited liability company ("Winfiles"), KillerApp corporation, a California corporation and Sumo, Inc., a Florida corporation, GDT and Nordby.

Cost of Television Revenues

        Cost of television revenues were $2.3 million and $1.7 million for the three month periods and $5.7 million and $5.2 million for the nine months ended September 30, 1999 and 1998, representing approximately 148%, 94%, 114% and 96% of the related revenues. The increase of $656,000 and $494,000 for the three month and nine month periods ended September 30, 1999 as compared to the same periods in 1998 related primarily to costs associated with the cancellations of two of the programs produced for USA Networks.

Sales and Marketing

        Sales and marketing expenses consist primarily of payroll and related expenses, consulting fees and advertising expenses. Sales and marketing expenses were $33.0 million and $4.0 million for the three months and $45.1 million and $9.7 million for the nine months ended September 30, 1999 and 1998, respectively, representing 116%, 27%, 65% and 26% of total revenues for each of the periods. Sales and marketing expenses increased $29.0 million and $35.4 million for the three month and nine month periods ended September 30, 1999 respectively, compared to the same periods in 1998.

Effective July 1, 1999 we launched a multi-media advertising campaign. We expect to spend approximately $100.0 million over a nine to eighteen month period beginning July 1, 1999, depending on the effectiveness of the campaign. Expenses related to this advertising campaign were $24.4 million and $24.8 million for the three and nine month periods ended September 30, 1999, respectively.

Other advertising expenses, including barter, increased by approximately $2.7 million and $5.5 million for the three and nine month periods ended September 30, 1999 as compared to the similar periods in 1998. The remaining increases in sales and marketing expenses were primarily related to additional personnel in marketing, sales and sales support roles and related costs.

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

     Development expenses were $1.9 million and $688,000 for the three months and $5.1 million and $2.1 million for the nine months ended September 30, 1999 and 1998, respectively, representing 7%, 5%, 7% and 6% of total revenues for each of the periods. The increase in development expenses of $1.2 million for the three months and $3.0 million for the nine months ended September 30, 1999 as compared to the same periods in 1998 were primarily attributable to additional personnel costs related to the enhancement of the functionality of our Internet network.

General and Administrative

        General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses were $4.9 million and $1.7 million for the three months and $10.0 million and $4.8 million for the nine months ended September 30, 1999 and 1998, respectively, representing 17%, 12%, 14% and 13% of total revenues, respectively. General and administrative expenses increased $3.1 million and $5.1 million for the three month and nine month periods ended September 31, 1999, respectively, compared to the same periods in 1998. The increase in general and administrative expenses were primarily related to additional personnel costs and other costs related to facilitating our growth.

Goodwill Amortization

        During 1999, we acquired three companies for which we are using the purchase method of accounting. On February 26, 1999 we acquired Winfiles.com ("Winfiles") for a total purchase price of $11.5 million, on July 27, 1999 we acquired GDT for a total purchase price of $50.0 million and on July 29, 1999 we acquired Nordby for a total purchase price of $20.0 million. Goodwill attributable to each of the acquisitions was $11.0 million, $49.4 million, and $20.0 million for Winfiles, GDT and Nordby, respectively. We are amortizing the goodwill related to the purchase of these companies over three years.

Other Income (Expense)

        Total other income (expense) was $97.5 million and $2.7 million for the three months and $122.5 million and $(676,000) for the nine months ended September 30, 1999 and 1998, respectively. Other income (expense) consists of equity losses, gain on investment sales and net interest income (expense).

       Equity losses in 1998 included our interest in SNAP! LLC ("snap"). Pursuant to an agreement in June 1998 between NBC Multimedia and us, snap was formed as a limited liability company. Based on the structure of the Board of snap and considering that we have no obligation for future funding of snap, we do not control snap and accordingly do not consolidate its results. We have recorded snap's financial results using the equity method of accounting effective January 1, 1998. We had no equity losses for the three and nine months ended September 30, 1999, and equity losses were $3.1 million for the three months and $11.8 million for the nine months ended September 30, 1998. All of the equity losses in 1998 were related to snap.

        Gain on investment sales were $97.8 million and $5.3 million for the three months and $122.4 million and $10.5 million for the nine months ended September 30, 1999 and 1998, respectively. The gain on investment sales of $97.8 million for the three month period ended September 30, 1999 related to the sale of a portion of our holdings of Vignette Corporation. The gain on investment sales of $122.4 million for the nine month period ended September 30, 1999 included the gain related to the sale of the Vignette shares and a gain of approximately $19.9 million related to the merger agreement between beyond.com and BuyDirect.com, which resulted in our owning approximately 755,000 shares of beyond.com due to our ownership interest in BuyDirect.com. We recorded a gain related to shares we received on the date of the merger. Our investment in beyond.com is classified as available for sale and fluctuations in the value of this investment are recorded as other comprehensive income in the stockholders' equity section of our balance sheet, net of taxes.

Income Taxes

        Income taxes were $40.2 million and zero for both the three and nine month periods ended September 30, 1999 and 1998, respectively. Income tax was recorded based on an estimated effective tax rate of 40% for the year ended December 31, 1999. The estimated effective tax rate has taken into consideration the estimated gain to be realized in the fourth quarter of 1999 from the pending transaction relating to our ownership interest in snap.

Income (Loss)

        We recorded net income of $29.3 million or $0.35 per diluted share and $3.9 million or $0.05 per diluted share for the three months ended September 30, 1999 and 1998, respectively. We recorded net income of $60.3 million or $0.76 per diluted share for the nine months ended September 30, 1999 compared to a net loss of $1.4 million or 0.02 per share for the comparable period in 1998. Net income increased $25.4 million for the three months and $61.7 million for the nine months ended September 30, 1999 as compared to the comparable periods in 1998, respectively.


Liquidity and Capital Resources

        As of September 30, 1999, we had cash and cash equivalents of $117.4 million and investments and marketable securities of $240.9 million. Cash used by operating activities of $2.6 million for the nine months ended September 30, 1999 was primarily due to earnings of $60.3 million, depreciation, goodwill amortization and the amortization of program costs of $18.6 million, an investment for services provided of $3.4 million, a gain on investments of $122.4 million, an increase in accounts receivable and other current assets of $16.1 million and increases in accounts payable, accrued liabilities, accrued income taxes and benefits from exercises of stock options of $59.9 million. Cash provided by operating activities of $635,000 for the nine months ended September 30, 1998 was primarily attributable to net losses in the period of $1.4 million, depreciation and amortization and the amortization of programming costs of $8.7 million and an increase in accounts receivable of $8.3 million. Net cash used in investing activities of $103.1 million for the nine months ended
September 30, 1999 was primarily attributable to purchases of marketable securities of $136.5 million, proceeds from the sale of marketable securities and investments of $12.3 million and $101.7 million, respectively, equity investments of $21.0 million, cash paid related to the acquisitions of Winfiles, GDT and Nordby of $39.1 million, and purchases of equipment and and programming assets of $19.9 million. Net cash used in investing activities of $7.7 million for the nine months ended September 30, 1998 were primarily attributable to purchases of equipment and programming assets. Cash flows provided by financing activities of $171.6 million in 1999 consisted primarily of the issuance of convertible debt with net proceeds of $166.9 million. Cash flows provided by financing activities in 1998 consisted primarily of proceeds from the issuance of common stock.
We believe that existing funds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

        As of September 30, 1999 we had obligations outstanding under notes payable totaling $184.8 million. Notes payable include $173 million of 5% Convertible Subordinated Notes, due 2006. Such obligations were incurred to obtain proceeds for general corporate purchases, to finance acquisitions and increases in marketing expenditures.

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

        To mitigate this risk, we have established a formal year 2000 program to oversee and coordinate the assessment, remediation, testing and reporting activities related to this issue. We are currently in the testing and deployment phase of our year 2000 program. As part of this phase, we are completing our testing of critical systems and will begin deploying upgrades or other fixes as determined necessary.

        We anticipate that we will complete both the testing and deployment phase relating to critical systems by November 30, 1999. We have not made estimates for the costs associated with completing our year 2000 program. Costs incurred to date, including costs of personnel, have not been material. We can offer no assurance that we will not experience serious unanticipated negative consequences and/or additional material costs caused by undetected errors or defects in the technology used in our internal systems, or by failures of our vendors/partners to address their year 2000 issues in a timely and effective manner.

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


Special Note Regarding Forward-Looking Statements and Risk Factors

Certain statements in this Quarterly Report on Form 10-Q contain "forward-looking statements." Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as "may," "will," "expects," "should", "believes", "plans," "anticipates," "estimates," "predicts", "potential", or "continue", and any other words of similar meaning.

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


Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes and changes in the market values of our investments.

Interest Rate Risk
       Our exposure to market rate risk for changes in interest rate relates primarily to our marketable securities portfolio. We invest our excess cash in our marketable securities portfolio. We have not used derivative financial instruments in our marketable securities portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

       Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future income from these marketable securities may fall short of expectations due to changes in interest rates or we may suffer losses in principal if force to sell securities which have declined in market value due to changes in interest rates.

Investment Risk

       We invest in equity instruments of publicly and privately-held, information technology companies for business and strategic purposes. Investments in publicly owned companies are included in investments, which are part of current assets, and privately held investments are included in long term assets. These investments are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. In 1999, two of the privately held investments became marketable equity securities when the investees completed an initial public offering. Such investments in the Internet industry are subject to significant fluctuations in fair market value due to the volatility of the stock market, and are recorded as available-for-sale securities.


PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

       In November 1998, Snap Technologies commenced an action against the Company in the U.S. District Court for the Northern District of California alleging trademark infringement and related claims arising from the name of the snap portal service. The lawsuit was settled on July l5, 1999 at an immaterial cost to the Company.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


Effective July 23, 1999, we acquired GDT S.A., a Swiss Societe Anonyme, for approximately $50 million in cash and stock. In connection with this acquisition, we issued 429,185 shares of our common stock to certain shareholders of GDT. No underwriters were involved in the transaction, and we did not pay any underwriting discounts or commissions. The issuance of shares in this transaction was exempt from the registration requirements of the Securities Act of 1993 pursuant to Section 4(2) thereof.

Effective July 29, 1999, we acquired Nordby International, Inc., a Colorado corporation ("Nordby") for a total purchase price of approximately $20 million, through a merger of Nordby into the Company (the "Merger"). In connection with the Merger, the Company issued 230,017 shares, or approximately $10 million of its common stock to the sole shareholder of Nordby. No underwriters were involved in the transaction, and we did did not pay any underwriting discounts or commissions. The issuance of shares in this transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.


10.1*    Amended and Restated 1997 Stock Option Plan

10.2*    Amended and Restated 1996 Employee Stock Purchase Plan

27.1*    Financial Data Schedule





____________________
*Filed herewith

(b) Reports on Form 8-K

    On August 1, 1999, the Company filed a Current Report on Form 8-K with respect to its acquisitions of GDT and Nordby.

    On September 2, 1999, the Company filed a Current Report on Form 8-K with respect to its agreement with USA Networks to effectively extend broadcast of The New Edge and CNET Central television programming on the USA Network/Sci-Fi Channel.


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

November 15, 1999

Date