Form 10-K
period 1999-12-31
CNET NETWORKS INC
filed 2000-03-30
CIK 1015577

===============================================================================

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

                  For the fiscal year ended December 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from __________ to __________

                   Commission file number 0-20939


                             CNET Networks, Inc.
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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


     The aggregate market value of common stock held by non-affiliates, based on the closing price at which the stock was sold, at March 22, 2000 approximated $3.6 billion.

     The total number of shares outstanding of the issuer's common stock (its only class of equity securities), as of March 22, 2000, was 84,648,866.

        Information is incorporated by reference into Part III of this Form 10-K from the registrant's definitive proxy statement for its 2000 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.



===============================================================================

PART I

Item 1.  Business

OVERVIEW

  CNET Networks, Inc. is a global media company, producing a branded Internet network, a computer product database and television and radio programming for both consumers and businesses. Using unbiased content as our platform, CNET has built marketplaces for technology products, and, through our CNET Data Services subsidiary, is the primary provider of information powering the computer and electronics sales and distribution channels. CNET's Internet network serves millions of users each day. CNET Data Services licenses its multi-lingual product database to U.S. and European online computer retailers, resellers and e-commerce companies. CNET television programming airs on CNBC and in national syndication, as well as in nearly 100 foreign countries. CNET Radio airs in the San Francisco Bay Area on KNEW 910 AM.

  We seek to use our editorial, technical, and programming expertise and our product databases to provide news, product information, product reviews, prices and availability to help business and consumers make informed technology buying decisions. Based on the volume of traffic over our branded online network, we have established a leadership position in our market. In 1999, CNETs millions of online users viewed more than 4 billion pages making CNET the most used source for computer and technology information.

  CNETs products and services provide a platform for advertisers to create brand awareness and sell products to our large, tech-savvy audience. At the end of 1999, CNET had relationships with 674 advertisers. CNET is also actively providing information and services to business to enable and enhance online retailing of computer and technology products. Our products and services are designed to inform buyers and link them with sellers of products and services to create a dynamic, efficient marketplace.

  We earn revenues from:

    - sales of banner and sponsorship advertisements on our online network
    - fees based on the number of CNET users who visit the websites of our merchant partners, which we refer to as leads
    - advertising sales and licensing fees from our television and radio programming
    - revenues from licensing our original content
    - revenues from licensing our product database

MARKET OPPORTUNITY

  The Internet has emerged as a global medium, enabling millions of people to share information, communicate, and conduct business electronically. The growth in Internet users, combined with the Webs reach has created a powerful channel for conducting commerce, marketing and advertising. We believe that there is a significant opportunity for a company to act as a trusted, value-added online intermediary to connect buyers and sellers.

  CNETs content, products and services are focused on the technology sector due to its characteristics and size. We believe that buyers of technology products typically research product capabilities and compare prices before making a purchase decision. Due to its interactive nature, the Web has emerged as a medium that allows buyers to complete that research. At the same time, advertisers can more easily deliver targeted messages to these buyers.

  The information technology sector in the United States, which is primarily made up of PCs, software, peripheral, consumer electronics, wireless services and information technology services, was estimated to be a $511 billion market in 1999 according to International Data Corporation and CEMA. This category is expected to grow to $683 billion in 2002. We believe our revenue opportunity is tied to the amount spent marketing to generate these sales.

  CNET has historically focused on the technology sector for the reasons just described. Our February 2000 acquisition of mySimon strengthens our position in the technology sector and expands our business model to other categories, as described in Recent
Developments.

CUSTOMERS

  For the year ended December 31, 1999, there were no customers that contributed more than 10% of the Company's revenues. For the year ended December 31, 1998, one customer, USA Networks, accounted for approximately 10% of the Company's revenues. For the year ended December 31, 1997, two customers accounted for over 10% of the Company's revenues with USA Networks accounting for approximately 16%, and Microsoft Corporation accounting for approximately 10% of total revenues.

SOME MAJOR DEVELOPMENTS

  In 1999, we significantly strengthened our business in the following areas:

  - Grew our employee base by more than 35%
  - Strengthened our management team by filling key senior management positions including the addition of CNETs current president.
  - Invested $65 million in our brand through marketing efforts and doubled our brand awareness in our target markets.
  - Expanded our products and services with newly developed content and commerce-focused acquisitions.

           New products and services added include:

Launch
 Date       New Products          Description

May 1999    CNET Auctions         This is an online service devoted
                                  to technology products. CNET Auctions
                                  links buyers and sellers of new,
                                  used, refurbished and surplus computer
                                  products.

July 1999   Online video          CNET integrated relevant segments from
                                  CNET's television programs into our
                                  online network.  Users researching
                                  particular products or subjects on the
                                  network can now see video clips
                                  alongside CNET's online product
                                  reviews and news stories.

July 1999   CNET Data Services    This is a multi-lingual, Internet-
                                  ready database providing computer
                                  product specifications, descriptions
                                  and images.  The data is licensed to
                                  U.S. and European distributors, online
                                  retailers, resellers and e-commerce
                                  content providers to power their
                                  online catalogs.

Aug. 1999   Consumer Electronics  This shopping service is designed
                                  after the model of CNET's successful
                                  computer shopping service and is an
                                  extensive resource that helps shoppers
                                  find consumer electronics products and
                                  compare prices from numerous merchants.

Aug. 1999   User reviews          CNET incorporated user opinions as
                                  part of its Shopping Services. In the
                                  new forum, users share first-hand
                                  product knowledge with other CNET
                                  users.

Aug. 1999   CNET Store            This is a turnkey store-building
                                  service enabling technology merchants
                                  and resellers of unbranded computer
                                  systems to build online stores and
                                  take advantage of CNET's online sales
                                  channel to market their products and
                                  services directly to customers
                                  channel to market their products and
                                  services directly to customers.

Aug. 1999   Business Computing    The site offers a complete resource
                                  for enterprise computer buyers and
                                  sellers.  The Business Computing
                                  channel is comprised of a solution
                                  provider directory that supplies
                                  detailed information on thousands of
                                  vendors in 12 top-level categories, as
                                  well as a rich editorial resource with
                                  relevant content from both CNET and
                                  the Web at large.

Sep. 1999   CNET Investor         CNET acquired Nordby International,
                                  a provider of financial information
                                  in August of 1999.  We incorporated
                                  Nordbys financial information to
                                  create an expanded investor site
                                  focused on providing insights about
                                  technology stocks.

Oct. 1999   Search capability     CNET acquired Savvy Search, a
                                  proprietary metasearch engine that
                                  provided advanced Internet search
                                  capabilities, and incorporated it into
                                  the CNET network.  This enhanced search
                                  capability brings CNET users access
                                  to more comprehensive information
                                  from around the Web.

Oct. 1999   CNET Help             This free, easy-to-use center for
                                  tech help on the Internet
                                  combines the power of the Usenet with
                                  CNET's editorial and other Web
                                  resources to help users get answers to
                                  all of their tech questions.

Oct. 1999   CNET News.com         This weekly one-hour television program
                                  airs weekly on CNBC, offering viewers
                                  an insider's guide to understanding and
                                  profiting from the new economy,
                                  including the trends driving the stock
                                  market, upcoming IPOs and conversations
                                  with influential players in finance,
                                  technology and the Internet.

Dec. 1999   Game Shopper          This specialized version of CNET's
                                  popular Shopper.com allows users to
                                  search and browse data on computer
                                  video games, video game systems,
                                  peripherals, accessories and more,
                                  while comparing prices from
                                  online retailers.

Jan. 2000   CNET Linux Center     This is a site for Linux professionals
                                  interested in leveraging the power of
                                  Linux for their businesses.  The CNET
                                  Linux Center consolidates the most
                                  relevant Linux information from across
                                  CNET and around the Web.


Jan. 2000   CNET Radio            In a joint venture, CNET and AMFM
                                  launched CNET Radio, the country's
                                  first all-technology radio format
                                  serving the San Francisco Bay
                                  Area.

  Over the course of 1999, CNET acquired 10 companies for approximately $200 million, to augment the development of new products and services, as well as improve its existing product offerings.
These acquisitions enabled the company to significantly expand its suite of shopping services, adding CNET Store.com, CNET Auctions, and a consumer electronics channel, as well as enhance its content offerings at CNET Download.com, CNET News.com and CNET
Builder.com. The acquisition of Savvy Search in October 1999 brought meta-search capabilities to the entire CNET network. In
1999, CNET also acquired Switzerland-based GDT, a provider of computer product specifications, descriptions and images, to form
CNET Data Services.

CNET ONLINE

  Our online division produces a network of information and services offered under our CNET brand, through CNET.com, our gateway for users interested in news and information about technology. Among the services that CNET provides to businesses and consumers are:

Products and Services                 Description

CNET Computers                        a comprehensive source for computer
                                      hardware, combining product infor-
                                      mation reviews, prices and availa-
                                      bility

CNET Shopper                          an extensive resource for determining
                                      where to buy computers, consumer
                                      electronics and other technology
                                      related products with real-time pricing
                                      and links to manufacturers, retailers
                                      and resellers

CNET News                             an information source offering
                                      news and analysis about the Internet
                                      and technology industries

CNET Investor                         a source for investors to find
                                      information about companies and stocks
                                      in the technology sector

CNET Builder                          an information source providing
                                      product reviews and industry news
                                      for the Web-builder community

CNET Gamecenter                       an extensive gaming resource
                                      offering reviews, download information
                                      and links for popular computer games

CNET Download                         a comprehensive software download
                                      service

CNET Help                             a service dedicated to providing answers
                                      to tech-related questions

CNET Business Computing               a complete resource for enterprise
                                      computer buyers and sellers

CNET Consumer Electronics             a source for consumer electronic
                                      products, combining product information, reviews, prices and availability

CNET Internet                         a source of information for finding an
                                      internet service provider and other
                                      related tools and applications

CNET Software                         a comprehensive source for computer
                                      software, combining product information, reviews, prices and availability

CNET Tech Jobs                        a source for job listings and employer
                                      profiles in the technology sector

CNET Auctions                         an online auction place where users
                                      can buy and sell computer and
                                      technology products

CNET Store                            a turnkey, online store building
                                      service designed to enable technology
                                      merchants to get online quickly and
                                      easily

CNET Linux Center                     a site that consolidates the most
                                      relevant Linux information from across
                                      CNET and around the Web

SHOPPING SERVICES

  As part of CNETs Internet network, we provide shopping services designed to link buyers and sellers of technology products and services. We help businesses and consumers decide what products to buy by providing news, reviews, recommendations and product information. We also help consumers decide where to buy products by providing real-time prices from competing vendors, merchant ratings, product availability and shipping costs. Our shopping services are a very efficient marketplace for sellers of technology products and services trying to reach a targeted audience of potential buyers.

  CNET shopping services integrate product and price information from large online retailers, direct manufacturers and value added resellers (VARs), as well as from CNET Auctions and CNET Store.com merchants, making CNET the largest and most complete technology marketplace in the world.

  At the end of 1999, CNET had agreements with 150 merchants to provide sales leads in exchange for a per lead fee. During the fourth quarter, CNET estimated that we enabled $440 million in online commerce by delivering 16 million leads to our merchant partners. Additionally, in the fourth quarter of 1999, CNET was the top referrer of traffic to the online transaction areas of several of the worlds leading computer manufacturers Web sites, including Dell, Gateway, IBM, Acer and Apple Computer according to Nielsen//NetRatings.

  We believe our innovative shopping services are valuable to consumers because they provide unbiased information and choice. These shopping services are valuable to merchants and advertisers because they provide a platform for creating brand awareness and generating sales leads. Finally, these services are valuable to CNET and its shareholders because the fees generated from sales leads are elastic with the amount of traffic on our site.

CNET DATA SERVICES

  A Swiss affiliate of CNET Networks, Inc., CNET Data Services has developed a multi-language, multi-market database containing over 150,000 stock keeping units (SKUs) and related product images, descriptions and specifications. The data is available on a licensing basis to online computer retailers, wholesale distributors, VARs, computer dealers, manufacturers, IT consultants, systems integrators and other vendors. The service includes management, maintenance and dynamic updating of database content.

  As of March 2000, CNET Data Services had licensed its data to more than 40 U.S. and European online retailers, resellers, wholesale distributors and e-commerce content providers. On February 14, 2000, CNET announced that Ingram Micro, the world's largest wholesale provider of technology products and services, would license CNET Data Services' data. The relationship places CNET-branded content into the world's largest online business-to-business computer marketplace, with Ingram Micro providing unprecedented exposure for CNET to Ingram Micros 140,000 resellers. The relationship positions CNET as an integral link in the chain of business-to-business transactions between computer resellers and wholesale distributors, and further solidifies CNET's role as the leading content provider for technology products for both business buyers and consumers.

CNET BROADCAST

CNET TELEVISION

  Our television division, intended to strengthen our CNET brand and compliment our online division, produces two television shows. CNET launched its most recent show, CNET News.com, in October 1999. This one-hour program is broadcast on CNBC. We also produce TV.com, which airs in national syndication.

  During the fourth quarter of 1999, CNET launched CNET Media Productions, a video production service that leverages CNETs television resources to create promotional programming for hi-tech companies including marketing, public relations, and product review programs.

CNET RADIO

  On January 27, 2000, CNET and AMFM, the largest radio broadcaster in the U.S., launched CNET Radio, the first all-technology radio format. The first station, serving the San Francisco Bay Area, is broadcast on AMFMs station KNEW 910 AM. CNET produces the tech-focused programming. CNET and AMFM share in advertising sales on the new station. We also stream a live audio feed of the broadcast on www.cnetradio.com. CNET and AMFM plan to roll out CNET Radio nationally by the end of 2000. The AMFM Radio Group has more than 440 stations in 100 markets and reaches a weekly listener base of approximately 64 million people.

OUR OTHER VENTURES

  On November 29,1999, we contributed our effective 40% ownership interest in Snap! LLC ("snap"), a free Internet directory, search and navigation portal service controlled by NBC Multimedia, Inc., into a new company called NBC Internet, Inc. (Nasdaq: NBCI).
In exchange for our contribution of our interest in Snap.com, we received approximately 7.1 million shares of common stock or a 12.7% ownership interest in NBC Internet, Inc. On February 3, 2000, we engaged in the public sale of 650,000 of our shares of NBC Internet, Inc. Our remaining interest is 6.5 million shares, of which 1.25 million shares have been pledged in an offering of a Trust Automatic Common Exchange Security.

  As of December 31, 1999, CNET also owned a portion of the following publicly traded companies:

  - Approximately 1 million shares of Vignette Corporation (Nasdaq:VIGN), a manufacturer of Web publishing software
  - Nearly 760,000 shares of beyond.com (Nasdaq: BYND), an online reseller of commercial off-the-shelf computer software
  - Approximately 1.8 million shares of Mail.com (Nasdaq: MAIL), an e-mail provider
  - Nearly 875,000 shares of Deltathree (Nasdaq: DDDC), a global Internet telephony provider

  In total, CNET had publicly traded securities valued at approximately $786 million at December 31, 1999. We have also made investments in several other privately held technology companies with whom we have business relations, including Raging Bull, OpenSite, techies.com, Warranty Now, Niku, FloNetwork, and Full Circle, among others.

  CNET recognized $734 million in gains related to investments in 1999. We intend to continue to monetize our investments over time to create value for shareholders and to fund the companys growth.

RECENT DEVELOPMENTS

CNET ASIA

  On January 12, 2000, CNET and Asiacontent.com, a leading Asian Internet media network, announced a joint venture to create
CNET Asia, a collection of Internet sites bringing localized technology news, reviews, product comparisons and shopping services to Asian audiences. The agreement will expand the number of local CNET sites in Asia to seven, including Singapore, Malaysia, Hong Kong, Taiwan, South Korea, China and India.

MYSIMON

  On February 29, 2000, CNET completed its acquisition of mySimon, Inc. for approximately 11 million shares of CNET common stock, valued at approximately $736 million on the date of closing. mySimon (www.mysimon.com), was the leading comparison-shopping destination on the Internet in December 1999 according to Media Metrix. mySimon's easy-to-use Web shopping service helps consumers find the best values for anything sold on the Web. mySimon searches hundreds of millions of products at thousands of stores online.

  The mySimon acquisition solidifies CNETs dominant position in the comparison shopping space for computers and consumer electronics. The combination of CNETs depth of content and mySimons breadth of product categories and merchant search capabilities is intended to simplify and to organize the e-commerce landscape by creating a single destination devoted to informing online shoppers in every category.

  In conjunction with the acquisition, CNET changed its corporate name to CNET Networks, Inc. to reflect the companys expansion and the growth of additional brands under the CNET Networks banner. CNET.com will continue to be focused on computers and technology, and mySimon will maintain its own brand, management team and staff.

OUTLOOK

  In 2000, revenues for CNET Networks, Inc., reflecting the combined businesses of CNET.com and mySimon.com on a pro forma basis, are expected to reach approximately $200 million.

TECHNOLOGY

  In 1999, we redesigned our key websites using a unified hardware and software platform. This work was motivated by three goals: building an improved product, creating a solid foundation for future product development, and improving operational efficiency. This redesign resulted in

  - a consistent, integrated system architecture for our websites
  - the co-location of our most critical sites in secure data centers
  - the ability to implement new features more easily on all of the websites.
  - simplified website maintenance

MARKETING

  We design our marketing activities to promote the CNET brand and to attract users, viewers and listeners to our online network and television and radio programming. Our marketing programs include participation in trade shows, conferences, speaking engagements, print, television, radio and Internet advertising campaigns.

  On July 1, 1999, we initiated an 18-month, $100 million multi-media advertising campaign. The campaign encompasses television, radio, print, outdoor and online advertising in a number of major markets and targets information technology professionals, technology purchase decision makers and technology enthusiasts. We spent approximately $65 million of the planned expenditure between July 1, 1999 and December 31, 1999. During that time, CNET more than doubled its brand awareness in the wired markets where it ran broadcast advertising according to an Opinion Research Corporation, International Caravan Telephone Survey conducted in markets airing CNET broadcast ads in June, 1999 and again in December, 1999.

  We expect to spend the remaining $35 million of the campaign in 2000 and we expect to continue to market our brand, products and services in the future.

COMPETITION

  Competition among content and service providers is intense and is expected to increase significantly in the future. Our operations compete against a variety of firms that provide content through one or more media, such as print, broadcast, cable television and the Internet. As with any other content or service provider, we compete generally with other content and service providers for the time and attention of consumers and for advertising revenues. To compete successfully, we must provide sufficiently compelling and popular content and services to attract Internet users, television viewers and radio listeners and to attract advertisers hoping to reach such audiences. Within the content niche of information technology and the Internet, we compete in particular with the publishers of computer-oriented magazines and Internet services, such as:

  - Ziff-Davis Inc.
  - International Data Group
  - CMP Publications

  In the overall market for Internet users, we compete with other Internet content and service providers, including Web directories, search engines, shareware archives, sites that offer original editorial content, commercial online services, e-commerce sites and solution providers, and sites maintained by Internet service providers.

EMPLOYEES

  As of December 31, 1999, we had a total of 671 employees.

SEGMENT REPORTING

  Information regarding revenues, gross profit (loss) and assets of CNET's segments is setforth in the consolidated financial statements included in Item 8 and Note 10 of Notes to the consolidated financial statements.

CAUTIONARY STATEMENT REGARDING FACTORS THAT MAY AFFECT OUR BUSINESS
 AND OUR FUTURE RESULTS

  Our disclosure and analysis in this report contains "forward-looking statements". Forward-looking statements are any statements about our future that are not statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, state-ments concerning proposed new products or services, statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, you can identify these statements by the use of words such as "may", "will", "expects", "should", "believes", "predicts", "plans", "anticipates", "estimates", "potential", "continue" or the negative of these terms, or any other words of similar meaning.

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


RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES YOUR
 EVALUATION OF US DIFFICULT AND AFFECTS MANY ASPECTS OF OUR
 BUSINESS.

  We have a limited operating history upon which you can evaluate us. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in developing industries, particularly companies in the relatively new and rapidly evolving market for Internet products, content and services. These risks for us include, but are not limited to:

  - an evolving and unpredictable business model
  - uncertain acceptance of new services
  - competition
  - management of growth

  We cannot assure you that we will succeed in addressing such risks. If we fail to do so, our revenues and operating results could be materially reduced.

  Additionally, our limited operating history and the emerging nature of the markets in which we compete makes the prediction of future operating results difficult or impossible. We cannot assure you that our revenues will increase or even continue at their current level or that we will maintain profitability or generate cash from operations in future periods. In addition, interest that we pay on our 5% convertible subordinated notes and costs of our acquisitions, including amortization of goodwill and other purchased intangibles and ongoing operating expenses, may further affect our operating results. We have incurred significant operating losses since inception. We may incur additional losses in the future. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicating what our future performance will be.

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

  Factors that may adversely affect our quarterly operating results attributable to our Internet operations include, among others:

 - demand for Internet advertising
 - the addition or loss of advertisers, and the advertising budgeting cycles of individual advertisers
 - the level of traffic on our network of Internet channels
 - the amount and timing of capital expenditures and other costs, including marketing costs, relating to our Internet, television and radio operations
 - competition
 - our ability to manage effectively our development of new business segments and markets
 - our ability to successfully manage the integration of operations and technology of acquisitions and other business combinations
 - our ability to upgrade and develop our systems and infrastructure
 - technical difficulties, system downtime, Internet brownouts or denial of service or other similar attacks
 - general economic conditions and economic conditions specific to the Internet and Internet media

  Due to all of the foregoing factors, it is likely that our operating results may fall below our expectations or the expectations of securities analysts or investors in some future quarter. If this happens, the trading price of our common stock would likely be materially and adversely affected.

OUR TELEVISION, RADIO AND INTERNET CONTENT AND SERVICES
 MAY NOT BE ACCEPTED, WHICH COULD ADVERSELY AFFECT OUR
 PROFITABILITY.

  Our future success depends upon our ability to deliver original and compelling Internet content and services that attract and retain users. We cannot assure you that our content and services will be attractive to a sufficient number of Internet users to generate revenues sufficient for us to sustain operations.

  The successful development and production of content is subject to numerous uncertainties, including the ability to:

 - anticipate and successfully respond to rapidly changing consumer tastes and preferences
 - obtain favorable distribution rights
 - fund new program development
 - attract and retain qualified editors, producers, writers, technical personnel and television and radio hosts

  If we are unable to develop content and services that allow us to attract, retain and expand a loyal user base that is attractive to advertisers and sellers of technology products, we will be unable to generate revenue.

OUR FAILURE TO COMPETE SUCCESSFULLY COULD ADVERSELY
 AFFECT OUR PROSPECTS AND FINANCIAL RESULT

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

FAILURE TO EFFECTIVELY MANAGE OUR GROWTH COULD RESULT IN
 OUR INABILITY TO SUPPORT AND MAINTAIN OUR OPERATIONS

  We have rapidly and significantly expanded our operations and anticipate that further expansion of our operations may be required in order to address potential market opportunities. This rapid growth has placed, and we expect it to continue to place, a significant strain on our management, operational and financial resources. We cannot assure you that:

 - our current personnel, systems, procedures and controls will be adequate to support our future operations
 - management will be able to identify, hire, train, motivate or manage required personnel
 - management will be able to successfully identify and exploit existing and potential market opportunities

  In addition, we could experience a negative impact on earnings as a result of expenses associated with growing our operations, whether through internal development or through acquisitions.

IF WE EXPERIENCE DIFFICULTIES WITH OUR SYSTEM
 DEVELOPMENT AND OPERATIONS, WE COULD EXPERIENCE A DECREASE IN
 REVENUES

  Our Internet revenues consist primarily of revenues derived from the sale of advertisements and other fees from sellers of technology products on our Internet channels, in particular from arrangements with our advertising customers that provide for a guaranteed number of impressions. If our Internet channels are unavailable as a result of a system interruption, we may be unable to deliver the number of impressions guaranteed by these agreements. We cannot assure you that we will be able to accurately project the rate or timing of increases, if any, in the use of our Internet channels or will be able to, in a timely manner, effectively upgrade and expand our systems.

OUR FINANCIAL RESULTS WILL BE ADVERSELY AFFECTED IF WE
 FAIL TO SUSTAIN OUR ADVERTISING REVENUES OR LEAD FEES.

  Our revenues through December 31, 1999 were derived primarily from the sale of advertising and other fees, such as lead fees, from sellers of technology products on our Internet channels and from advertising and license fees from producing our television programs. Most of our advertising contracts can be terminated by the customer at any time on very short notice. In addition, advertisers with longer term contracts sometimes breach their commitments and obtaining performance following breach can be costly and difficult. If we lose advertising customers, fail to attract new customers or are forced to reduce advertising rates in order to retain or attract customers, our revenues and financial condition will be materially and adversely affected.

IF WE ARE UNABLE TO CONTINUE LICENSING THE CNET DATA
 SERVICES TRANSACTIVE PRODUCT DATABASE WE COULD FAIL TO ACHIEVE
 EXPECTATIONS FOR REVENUE GROWTH

  CNET receives license fees for the license of the CNET Data Services transactive product database to manufacturers, distributors and resellers of computer products. Our ability to meet expectations for revenue growth may depend in part upon our ability to continue to license this product to new customers. If we are unable to attract new customers for this product, we could fail to achieve revenue growth expectations.

IF OUR USER BASE DOES NOT CONTINUE TO GROW, WE COULD
 FAIL TO ACHIEVE EXPECTATIONS FOR REVENUE GROWTH

  The rapid growth in the use of and interest in the Internet is a recent phenomenon. We cannot assure you that acceptance and use of the Internet will continue to develop or that we will be able to attract a sufficient users to support growth expectations for our business.

  We also cannot assure you that the Internet
infrastructure will be able to support the demands placed upon it by:

 - increase in number of users
 - an increase in frequency of use
 - an increase in bandwidth requirements of users

  In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased government regulation. If use of the Internet does not continue to grow or grows more slowly than expected, if we do not attract increasing users despite Internet growth, or if the Internet infrastructure does not effectively support growth that may occur, our revenues and financial condition would be materially and adversely affected.

IF THE INTERNET IS NOT ACCEPTED AS AN ADVERTISING MEDIUM
 WE COULD EXPERIENCE A DECREASE IN REVENUES

  Many of our Internet advertising customers and potential customers have only limited experience with the Internet as an advertising medium and neither they nor their advertising agencies have devoted a significant portion of their advertising budgets to Internet-based advertising in the past. In order for us to generate advertising revenues, advertisers and advertising agencies must direct a significant portion of their budgets to the Internet and, specifically, to our Internet sites.
Acceptance of the Internet among advertisers and advertising agencies also depends to a large extent on the growth of use of the Internet by consumers, which is very uncertain, and on the acceptance of new methods of conducting business and exchanging information. If Internet-based advertising is not widely accepted by advertisers and advertising agencies, our revenues and financial condition will be materially and adversely affected. In addition, users can purchase software that is designed to block banner advertisements from appearing on their computer screens as the user navigates on the Internet. This software is intended to increase the navigation speed for the user. Our revenues could be materially reduced if this software or other ad-blocking technology becomes widely-used.

IF OUR BRANDS ARE NOT ACCEPTED OR MAINTAINED, OUR
 FINANCIAL RESULTS COULD BE ADVERSELY AFFECTED.

  Acceptance of our CNET and mySimon brand will depend largely on our success in providing high quality Internet and television content and services. If consumers do not perceive our existing services to be of high quality, or if we introduce new Internet channels or television or radio programs or enter into new business ventures that are not favorably received by consumers, we will not be successful in promoting and maintaining our brand. If we are unable to provide high quality content and services or fail to promote and maintain our brands, our revenues and financial condition will be materially and adversely affected.

INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD
 ADVERSELY AFFECT OUR ABILITY TO OPERATE

  Our success depends to a large extent on the continued services of Halsey M. Minor, Shelby W. Bonnie and the other members of our senior management team. In particular, the loss of the services of Mr. Minor or Mr. Bonnie, our founders, could have an adverse effect on us due to their crucial role in our strategic development. Our success is also dependent on our ability to attract, retain and motivate other officers, key employees and personnel in a very competitive job environment. We do not have "key person" life insurance policies on any of our officers or other employees.
The production of our Internet and television content and services requires highly skilled writers and editors and personnel with sophisticated technical expertise. We have encountered difficulties in attracting qualified software developers for our Internet channels and related technologies.
If we do not attract, retain and motivate the necessary technical, managerial, editorial and sales personnel, there could be a material adverse effect on our business and operating results.

RISKS ASSOCIATED WITH TECHNOLOGICAL CHANGE COULD
 ADVERSELY AFFECT OUR ABILITY TO OPERATE

  Characteristics of the market for Internet products and services include:

 - rapid technological developments
 - frequent new product introductions
 - evolving industry standards

  The emerging character of these products and services and their rapid evolution requires that we continually improve the performance, features and reliability of our Internet content, particularly in response to competitive offerings. We cannot assure you that we will be successful in responding quickly, cost effectively and sufficiently to these developments. In addition, the widespread adoption of new Internet technologies or standards could require us to make substantial expenditures to modify or adapt our Internet channels and services and could fundamentally affect the character, viability and frequency of Internet-based advertising. Finally, technologies that we adopt could fail to perform according to expectations, resulting in system performance problems and increased costs. Any of these events could have a material adverse effect on our financial condition and operating results.

OUR FAILURE TO DEVELOP AND MAINTAIN RELATIONSHIPS WITH
 THIRD PARTIES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

  We rely on the cooperation of owners and operators of other Internet sites with whom we have syndication and other arrangements to generate traffic for our Internet sites.
Our ability to advertise on other Internet sites and the willingness of the owners of these sites to direct users to our Internet channels through hypertext links are also critical to the success of our Internet operations. If we are unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if our competitors are better able to capitalize on these relationships, our financial condition and operating results will be materially and adversely affected.

WE MAY HAVE DIFFICULTIES WITH OUR ACQUISITIONS AND
 INVESTMENTS, WHICH COULD ADVERSELY AFFECT OUR GROWTH AND
 FINANCIAL CONDITION

  From time to time, we consider new business opportunities and ventures, including acquisitions, in a broad range of areas. Any decision by us to pursue a significant business expansion or new business opportunity could:

 - require us to invest a substantial amount capital, which could have a material adverse effect on our financial condition and our ability to implement our existing business strategy
 - require us to issue additional equity interests, which which would be dilutive to our current stockholders
 - result in operating losses
 - place additional, substantial burdens on our management personnel and our financial and operational systems

  We cannot assure you that we will have sufficient capital to pursue any investment or acquisition, that we will be able to develop any new Internet channel or service or other new business venture in a cost effective or timely manner or that these ventures would be profitable.

WE MAY HAVE DIFFICULTIES WITH OUR BUSINESS COMBINATIONS
 AND STRATEGIC ALLIANCES, WHICH COULD ADVERSELY AFFECT OUR
 GROWTH AND FINANCIAL CONDITION

  We may choose to expand our operations or market presence by entering into:

 - agreements
 - business combinations
 - investments
 - joint ventures
 - other strategic alliances with third parties

  Any transaction will be accompanied by risks, which include, among others:

 - the difficulty of assimilating the operations, technology and personnel of the combined companies
 - the potential disruption of our ongoing business
 - the possible inability to retain key technical and managerial personnel
 - additional expenses associated with amortization of goodwill and other purchased intangible assets
 - additional operating losses and expenses associated with the activities and expansion of acquired businesses
 - the possible impairment of relationships with existing employees and advertising customers

  We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with any transaction or that any transaction will be profitable.

WE DEPEND ON INTELLECTUAL PROPERTY RIGHTS, AND OTHERS
 MAY INFRINGE UPON THOSE RIGHTS, OR THESE RIGHTS MAY BECOME
 OBSOLETE, ADVERSELY AFFECTING OUR BUSINESS

  We rely on trade secret, trademark and copyright laws to protect our proprietary technologies and content. We cannot assure you that:

 - these laws will provide sufficient protection
 - others will not develop technologies or content that are similar or superior to ours
 - third parties will not copy or otherwise obtain and use our technologies or content without authorization

  Any of these events could have a material adverse effect on our business.

WE MAY NOT BE ABLE TO ACQUIRE OR MAINTAIN OUR DOMAIN
 NAMES, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO OPERATE OUR
 ONLINE DIVISION

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

CHANGES IN REGULATIONS COULD ADVERSELY AFFECT THE WAY
 THAT WE OPERATE

  It is possible that new laws and regulations will be adopted covering issues relating to the Internet, including:

 - privacy
 - copyrights
 - obscene or indecent communications
 - pricing, characteristics and quality of Internet products and services

  The adoption of restrictive laws or regulations could:

 - decrease the growth of the Internet
 - reduce our revenues
 - expose us to significant liabilities

  We cannot be sure what effect any future material noncompliance by us with these laws and regulations or any material changes in these laws and regulations could have on our business.

WE HAVE CAPACITY CONSTRAINTS AND MAY BE SUBJECT TO
 SYSTEM DISRUPTIONS, WHICH COULD ADVERSELY AFFECT OUR REVENUES

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

  Our Internet, television and radio operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. Most of our servers and television production equipment are currently located in the Bay Area of California, an area that is susceptible to earthquakes. Since launching our first Internet site in June 1995, we have experienced system downtime for limited periods due to power loss and telecommunications failures, and we cannot assure you that interruptions in service will not materially and adversely affect our operations in the future.
We do not carry sufficient business interruption insurance and do not carry earthquake insurance to compensate us for losses that may occur. Any losses or damages that we incur could have a material adverse effect on our financial condition.

OUR BUSINESS INVOLVES RISKS OF LIABILITY CLAIMS FOR OUR
 INTERNET, RADIO AND TELEVISION CONTENT OR TECHNOLOGY, WHICH
 COULD RESULT IN SIGNIFICANT COSTS.

  As a publisher and a distributor of content over the Internet and television, we face potential liability for:

 - defamation
 - negligence
 - copyright, patent or trademark infringement
 - other claims based on the nature and content of the materials that we publish or distribute

  These types of claims have been brought, sometimes successfully, against online services. There is currently a trademark infringement claim pending against us based on the mySimon mark, as described in Item 3 Legal
Proceedings. In addition, we could be exposed to liability in connection with material indexed or offered on our sites. There has been a recent increase in the granting and attempted enforcement of business process patents that cover practices that may be widely employed in the Internet industry. If we are found to violate any such patent and we are unable to enter into a license agreement on reasonable turns, our ability to offer our services could be materially and adversely affected. Although we carry general liability insurance, our insurance may not cover potential claims of defamation, negligence and similar claims, it may or may not apply to a particular claim or be adequate to reimburse us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our financial condition.

UNAUTHORIZED PERSONS ACCESSING OUR SYSTEMS COULD DISRUPT
 OUR OPERATIONS AND RESULT IN THE THEFT OF OUR PROPRIETARY
 INFORMATION

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

OUR INABILITY TO UTILIZE TECHNOLOGY THAT WE DO NOT OWN
 COULD DISRUPT OUR OPERATIONS

  We rely on technology licensed from third parties. We cannot assure you that these third party technology licenses will be available or will continue to be available to us on acceptable commercial terms or at all.

WE MAY EXPERIENCE SEASONALITY IN OUR SALES, WHICH COULD
 HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUES AND OPERATING
 RESULTS

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


OUR DEBT EXPOSES US TO RISKS THAT COULD ADVERSELY AFFECT
 OUR FINANCIAL CONDITION

  As a result of the sale of our 5% convertible subordinated notes in March 1999, we incurred $172.9 million of additional debt. We may incur substantial additional debt in the future. The level of our indebtedness, among other things, could:

  - make it difficult for us to make payments on the notes
  - make it difficult for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service
  - requirements or other purposes
  - limit our flexibility in planning for, or reacting to changes in, our business
  - make us more vulnerable in the event of a downturn in our business

  We cannot assure you that we will be able to meet our debt service obligations, including our obligations under the notes.

WE MAY BE UNABLE TO PAY OUR DEBT SERVICE AND OTHER
 OBLIGATIONS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL
 CONDITION AND CAUSE US TO DEFAULT UNDER THE NOTES

  The interest payable on our 5% convertible subordinated notes is $8,645,750 each year. If we experience a decline in revenues due to any of the factors described in this section, we could have difficulty paying interest and other amounts due on the notes or our other indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under our other indebtedness. Any default under our indebtedness could have a material adverse effect on our financial condition.

THE PRICE OF OUR COMMON STOCK IS SUBJECT TO WIDE
 FLUCTUATION

  The trading price of our common stock is subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of events and factors, including:

  - quarterly variations in operating results
  - announcements of innovations
  - new products, strategic developments or business combinations by us or our competitors
  - changes in our expected operating expense levels or losses
  - changes in financial estimates and recommendations of securities analysis
  - the operating and securities price performance of other companies that investors may deem comparable to us
  - news reports relating to trends in the Internet
  - other events or factors

  In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock.

WE HAVE A SUBSTANTIAL NUMBER OF SHARES OF COMMON STOCK
 THAT MAY BE SOLD, WHICH COULD AFFECT THE TRADING PRICE OF OUR
 COMMON STOCK

  We have a substantial number of shares of common stock subject to stock option, and our notes may be converted into shares of common stock. We cannot predict the effect, if any, that future sales of shares of common stock or notes, or the availability of shares of common stock or notes for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock, including shares issued in connection with acquisitions, upon the exercise of stock options or warrants or the conversion of notes, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock and notes.

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION, BYLAWS
 AND DELAWARE LAW COULD DETER TAKEOVER ATTEMPTS

  Some provisions in our certificate of incorporation and bylaws could delay, prevent or make more difficult a merger, tender offer, proxy contest or change of control. Our stockholders might view any transaction of this type as being in their best interest since the transaction could result in a higher stock price than the current market price for our common stock. Among other things, our certificate of incorporation and bylaws:

 - authorize our board of directors to issue preferred stock with the terms of each series to be fixed by our board of directors
 - divide our board of directors into three classes so that only approximately one-third of the total number of directors is elected each year
 - permit directors to be removed only for cause
 - specify advance notice requirements for stockholder proposals and director nominations

  In addition, with some exceptions, the Delaware General
Corporation Law restricts or delays mergers and other business combinations between us and any stockholder that acquires 15% or more of our voting stock.

INTELLECTUAL PROPERTY

  Our success and ability to compete is dependent in part on the protection of our original content for the Internet, television and radio and on the goodwill associated with our trademarks, trade names, service marks and other proprietary rights. We rely on copyright laws to protect the original content that we develop, including our editorial features and the various databases of information that we maintain and make available through our Internet channels or by license. In addition, we rely on federal trademark laws to provide additional protection for the appearance of our Internet channels.

  We own a federal trademark registration for the name "CNET" for computer services, namely, providing databases featuring information in the general fields of entertainment and education. We also own two other federal trademark registrations for the name "CNET" for use in connection with certain software applications and consulting services that we acquired by assignment. Further, we own a federal trademark registration for the CNET logo in connection with providing entertainment services over electronic communication networks. We have filed a trademark application for mySimon covering a variety of computer services, including providing search engines for locating information regarding products or services or product or service prices and facilitating electronic comparison shopping and covering computer software for facilitating electronic commerce. We also claim common law protection on certain names and marks that we have used in connection with our business activities. We are a defendant in pending litigation concerning our use of the name "mySimon, as described under Item 3.

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

GOVERNMENT REGULATION

  Although there are currently few laws and regulations directly applicable to the Internet, a range of new laws and regulations have been proposed, and could be adopted, covering issues such as privacy, obscene or indecent communications, taxation of Internet transactions and the pricing, characteristics and quality of Internet products and services. Risks associated with increased legislation are outlined under Risk Factors-- CHANGES IN REGULATIONS COULD ADVERSELY
AFFECT THE WAY THAT WE OPERATE.

  We are a Delaware corporation. Our principal executive offices are located at 150 Chestnut Street, San Francisco, California 94111. Our phone number is (415) 364-8900.

 Item 2.  Properties

         We lease approximately 161,000 square feet of office and studio space in various facilities in San Francisco, California, that house our principal administrative, finance, sales, marketing, Internet and television production operations. In addition, we lease approximately 11,000 square feet of office space in Bridgewater, New Jersey, that is used primarily by technology personnel, and approximately 9,000 square feet of office space in New York City, that is used primarily by sales personnel. We also have short term operating leases in Lake Forest, California, Cambridge, Massachusetts, Boulder, Colorado, Dallas, Texas and Chicago, Illinois.

         Our San Francisco offices are located in several buildings under various leases. These locations range in size from 11,000 to 54,000 square feet and expire between April 2001 and December 2004. In June 1998, we assigned a lease of approximately 97,000 square feet to snap, however, we remain primarily liable under the terms of the lease. We believe that the general condition of our leased real estate is good and that our facilities are generally suitable for the purposes for which they are being used. We anticipate that we will be required to lease additional facilities during 2000 to accommodate anticipated growth.

 Item 3.  Legal Proceedings

          In August 1999, the Simon Property Group filed a complaint against mySimon, Inc., which became our subsidiary on February 29, 2000. The Simon Property Group is a real estate investment trust that owns mall properties. The complaint, which was filed in the Southern District of Indiana at Indianapolis, alleges that our "mySimon" mark infringes the Simon Property Group's "SIMON" mark.
In October 1999, the Simon Property Group moved for a temporary restraining order in the matter, which was denied. The parties are now in discovery, with a projected trial date in Fall 2000. Although we believe that the Simon Property Group has not demon-strated the merits of its claim, discovery is ongoing, and accordingly, we cannot predict the outcome of this case.
Although we believe that an unfavorable outcome in this case is unlikely, if a court were to determine that the mySimon mark infringes the Simon Property Group mark and forced us to discontinue use of the mark and/or pay significant damages to the Simon Property Group, there could be a material adverse effect on our business, financial condition and results of operations.

 Item 4.  Submission of Matters to a Vote of Security Holders

 None.



 PART II

 Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

      Our common stock is traded on the National Market System of the Nasdaq Stock Market ("Nasdaq") under the symbol "CNET".

      The following table sets forth the ranges of high and low trading prices of the common stock for the quarterly periods indicated, as reported by Nasdaq. The prices in the table have been adjusted to reflect both 2-for-1 stock splits of our common stock that were distributed on March 8, 1999 and on May 10, 1999 in the form of a stock dividend to holders of our common stock.

                                               High    Low
                                             -------  -------

     Year ended December 31, 1998:
     First quarter                          $10.03    $ 5.84
     Second quarter                         $17.75    $ 6.31
     Third quarter                          $18.63    $ 7.75
     Fourth quarter                         $16.50    $ 7.25


     Year ended December 31, 1999:
     First quarter                          $61.69    $12.00
     Second quarter                         $79.75    $38.63
     Third quarter                          $57.50    $27.50
     Fourth quarter                         $79.88    $43.25


      On October 7, 1999, we issued 307,489 shares of our common stock to the stockholders of SavvySearch Limited together with $4,333,884 in cash in exchange for all of the outstanding stock of SavvySearch in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933. No underwriters were involved in the transaction.

      On November 4, 1999, we issued 58,394 shares of our common stock to the stockholders of Manageable Software Services, Inc. ("MSSI") in exchange for all of the outstanding stock of MSSI in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933. No underwriters were involved in the transaction.

        At March 22, 2000, the closing price for our common stock as reported by Nasdaq, was $54.375, and the approximate number of holders of record of our common stock was 334.

       We have never declared or paid a cash dividend on our common stock. We intend to retain any earnings to cover operating losses and working working capital fluctuations and to fund capital expenditures and expansion. We do not anticipate paying cash dividends on our common stock in the foreseeable future.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data and other operating information. The financial data and operating information do not purport to indicate results of operations as of any future date or for any future period. The financial data and operating information is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

  (in thousands, except per share data)

                                                            Fiscal Year Ended
                                ---------------------------------------------------------------------
                                       1999          1998          1997         1996         1995
                                -------------  -------------  -------------  ------------  ----------
Consolidated Statement of Operations Data:

Total revenues                      $112,345        $57,477        $33,640       $14,830      $3,500
Gross profit (deficit)                68,385         27,173          6,923          (503)     (2,133)
Total operating expenses*            129,523         24,216         41,061        15,032       6,337
Operating income (loss)              (61,138)         2,957        (34,138)      (15,535)     (8,470)
Total other income (expense)         735,361             66          9,410        (1,413)       (137)
Net income (loss)                    416,908          3,023        (24,728)      (16,949)     (8,607)
Basic net income (loss)
  per share                            $5.80          $0.05         ($0.44)       ($0.52)     ($0.23)
Diluted net income (loss)
  per share                            $5.05          $0.04         ($0.44)       ($0.52)     ($0.23)
Shares used in basic per
  share calculation                   71,820         65,783         55,819        32,890      37,381
Shares used in diluted
  per share calculation               83,373         71,623         55,819        32,890      37,381

Consolidated Balance Sheet Data:

Cash and cash equivalents            $53,063        $51,537        $22,554       $20,156        $703
Working capital                      603,709         59,657         19,431        20,223         719
Total assets                       1,230,311         88,357         58,262        39,842       4,657
Non-current portion of
  long-term debt                     179,114            569          2,612           281         467
Stockholders' equity                $705,838        $76,473        $40,643       $33,098      $2,799

*Operating expenses included unusual items consisting of an expense reversal of $922,000 in 1998 related to a real estate reserve and expenses of $9.0 million in 1997 comprised of warrant compensation expense of $7.0 million, a real estate reserve and a write-
off of certain domain names.

The statement of operations data excluding per share data for 1998 includes the historical financial results of the company and the retroactive effect of material pooling-of-interests transaction.

The shares used in calculating the basic and diluted net income (loss) per share have been adjusted in prior periods to reflect the Sumo, NetVentures, AuctionGate, and KillerApp pooling-of-interests transactions as outstanding for all periods, and the two-for-one stock splits on March 8, 1999 and May 10, 1999.






 Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations


         Our revenues, cost of revenues and operating expenses have grown substantially over the past three years. We earned net income of $416.9 million and $3.0 million in 1999 and 1998, respectively, and incurred a net loss of $24.7 million in 1997. Net income in 1999 was generated primarily from gains on investment sales of $734.1 million, offset by an income tax provision of $257.3 million and an operating loss of $61.1 million. The operating loss for 1999 included expenses related to our marketing campaign to promote the CNET brand of approximately
$65.0 million and goodwill amortization of $15.0 million. Net income of $3.0 million in 1998 was primarily related to operating profit. The loss in 1997 primarily reflected substantial expenditures to develop and launch our various
Internet channels and television programs.

 Results of Operations

 Revenues

         Total Revenues. Total revenues were $112.3 million,
$57.5 million and $33.6 million for 1999, 1998 and 1997,
respectively.

         Internet Revenues. Revenues from our Internet operations were $104.9 million, $50.4 million and $26.7 million for 1999, 1998 and 1997, respectively. Internet revenues consist primarily of revenues derived from the sale of advertisements on pages delivered to users of our Internet network. Advertising programs are generally delivered on either an "impression" based program or a "performance" based program. An impression based program earns revenues when an advertisement is delivered to a user of our Internet network. A performance based program earns revenues when a user of our Internet network responds to an advertisement by linking to an advertisers Internet network. Performance based programs include revenues generated from leads delivered from our shopping services. Advertising rates vary depending upon whether a program is impression or performance based where advertisements are placed and the amount and length of the advertiser's commitment. Advertising revenues are recognized in the period in which the advertisements are delivered. Our ability to sustain or increase revenues for Internet advertising will depend on numerous factors, which include, but are not limited to, our ability to increase our inventory of delivered Internet pages on which advertisements can be displayed and our ability to maintain or increase advertising rates.

         The increases in revenues of $54.5 million from 1998 to 1999 and $23.7 million from 1997 to 1998 was primarily attributable to an increase in impression and lead based advertising programs sold on our network. This increase in advertising programs sold was due to increased demand from advertisers and increased availability of advertising programs. Additional advertising programs were available due to an increase in the number of pages delivered to users of our network and increased leads sent to advertisers on our network. Average daily pages delivered in 1999 approximated
11.4 million, an increase of 65% over 6.9 million average daily pages in 1998. During 1999 we averaged approximately 140,000 leads per day from our shopping services, a program that was launched in the fourth quarter of 1998 and that averaged approximately 90,000 leads per day only during the fourth quarter of 1998. Average daily pages delivered in 1998 approximated 6.9 million, an increase of 60% over 4.3 million average daily pages in 1997.

         During 1999, 1998 and 1997, approximately $5.9 million, $3.4 million and $905,000, respectively, of Internet revenues were derived from barter transactions whereby we delivered advertisements on our Internet channels in exchange for advertisements on the Internet sites of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements received and delivered, and the corresponding revenues and marketing expenses were recognized when the advertisements were delivered.

         Significant Customers. During 1999 we did not have any customers that contributed more than 10% of our revenues. USA Networks accounted for approximately 10% and 16% of total revenues for 1998 and 1997 respectively, and Microsoft Corporation accounted for 10% of total revenues for 1997. There can be no assurance that any of these customers will continue to account for a significant portion of total revenues in any future period.

         Television Revenues. Revenues from television operations were $7.5 million, $7.1 million and $6.9 million for 1999, 1998 and 1997, respectively.

         For each of the years 1997 through 1999 a significant portion of our television revenues were derived from our licensing agreements with USA Networks. These licensing agreements with USA Networks generated revenues of approximately $4.5 million, $5.7 million and $5.2 million for 1999, 1998 and 1997, respectively. Effective July 1, 1999 we reduced the amount of programming under the agreement from four programs to two programs. The agreement with USA Networks expired on December 31, 1999 and the two programs were canceled. The agreement will not be renewed.

         In May 1999 we entered into an agreement with the National Broadcasting Company (NBC) whereby NBC granted certain rights to CNBC, Inc. (CNBC) to carry the sixty minute television program we produce called CNET News.com.
The term of the agreement is from October 1, 1999 through September 30, 2002 and CNBC will pay us an annual fee based on the cost of production, not to exceed $2.5 million. We also have the right to sell certain commercial time available on the program.

         We also produce a television program, TV.com, which is exclusively distributed by Trans World International
(TWI). TV.com has been distributed since August 1996 and the current contract with TWI expires on September 30, 2000. We sell advertisements on TV.com and pay a distribution fee to TWI.

         Revenue Mix. Internet operations accounted for 93%, 88% and 79% and television operations accounted for 7%, 12% and 21% of total revenues for 1999, 1998 and 1997, respectively. We expect to experience fluctuations in television and Internet revenues in the future that may be dependent on many factors, including demand for our Internet network and television programming, and our ability to develop, market and introduce new and enhanced Internet content and television programming.

 Cost of Revenues

         Total Cost of Revenues. Total cost of revenues were $44.0 million, $30.3 million and $26.7 million for 1999, 1998 and 1997, respectively. Cost of revenues includes the costs associated with the production and delivery of our Internet channels and television programming. The principal elements of cost of revenues for our Internet operations have been payroll and related expenses for the editorial, production and technology staff, as well as costs for facilities and equipment. The principal elements of cost of revenues for our television programming have been the production costs of our television programs, which primarily consist of payroll and related expenses for the editorial and production staff, and costs for facilities and equipment.

         Cost of Internet Revenues. Cost of revenues for Internet operations were $35.6 million, $23.6 million and $19.8 million or 34%, 47%, and 74% of the related revenues for 1999, 1998 and 1997, respectively.

         The increase in cost of revenues for Internet operations of $12.0 million from 1998 to 1999 was primarily attributable to approximately $6.8 million in additional costs for personnel and related costs, excluding personnel costs related to acquisitions. During 1999 our acquisitions of Winfiles.com, AuctionGate, KillerApp, Sumo, GDT, Nordby and Savvy Search contributed costs of approximately $4.3 million to our 1999 cost of revenues. Costs for server depreciation and bandwidth costs related to delivering an increased number of average daily pages also increased when compared to 1998.

        The increase in cost of revenues for Internet operations of $3.8 million from 1997 to 1998 was primarily attributable to $2.3 million in costs associated with an Internet channel that was launched in November 1997, approximately $1.0 million in additional costs associated with Company sponsored trade shows and increases of approximately $4.0 million related to increased personnel, facilities and other costs associated with growing its Internet network. The increases in Internet cost of revenues from 1997 to 1998 were offset by cost savings resulting from the change in percentage ownership of snap and BuyDirect which resulted in a reduction of costs of $3.8 million.

        Cost of Television Revenues. Cost of revenues for television programming were $8.3 million, $6.7 million and $6.9 million, or 112%, 96% and 100% of the related revenues, for 1999, 1998 and 1997, respectively.

        The increase in cost of revenues for television of $1.6 million from 1998 to 1999 was attributable to expenses related to the production of CNET News.com, which commenced in October 1999 and costs associated with discontinuing the production of programming produced under our licensing agreement with USA Networks, effective December 31, 1999. Cost of revenues for television programming in 1998 were comparable to 1997.

        Cost of Revenues Mix. Cost of Internet revenues accounted for 81%, 78% and 74% and cost of television revenues accounted for 19%, 22% and 26% of total cost of revenues for 1999, 1998 and 1997, respectively. This mix of cost of revenues was impacted by more rapid growth of Internet operations in each of 1999 and 1998. We anticipate that our cost of Internet revenues will continue to account for an increasing percentage of total cost of revenues in future periods.

 Sales and Marketing

         Sales and marketing expenses consist primarily of payroll, sales commissions, personnel related expenses, consulting fees and advertising expenses. Sales and marketing expenses were $91.7 million, $14.5 million and $11.6 million for 1999, 1998, and 1997, respectively. Sales and marketing expenses represented 82%, 25% and 34% of total revenues in 1999, 1998 and 1997, respectively.

         The increase in sales and marketing expenses of $77.2 from 1998 to 1999 related primarily to the campaign we launched in July 1999 to build our brand. Expenses related to this campaign totaled approximately $65.0 million and consisted primarily of television, radio and print advertising. Prior to July 1999, we had not marketed our brand. The additional increase of approximately $12.2 million related primarily to increases in sales and marketing personnel and their related expenses.

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

 Development

         Development expenses include expenses for the development and production of new Internet channels and research and development of new or improved technologies, including payroll and related expenses for editorial, production and technology staff, as well as costs for facilities and equipment. Development expenses were $7.6 million, $3.5 million and $13.6 million for 1999, 1998 and 1997, respectively. Development expenses represented 7%, 6% and 40% of total revenues for 1999, 1998 and 1997, respectively.

         The increase in development expenses of $4.1 million from 1998 to 1999 related primarily to additional development efforts to enhance our networks functionality and performance. These improvements included integrating new features into our network, integrating the web sites or technologies of the companies we acquired and continuing to add new services to our network. The decrease in development expenses from 1997 to 1998 of $10.1 million relates primarily to the completion and launch of the snap and Computers.com sites in late 1997. During 1997 we incurred expenses of $8.3 million for the development of snap and $3.8 million for the development of Computers.com. Both services were launched during the fourth quarter of 1997.

 General and Administrative

         General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses were $15.3 million, $7.2 million and $6.8 million for 1999, 1998 and 1997, respectively. General and administrative costs represented 14%, 12% and 20% of total revenues for 1998, 1997 and 1996, respectively. The increase in general and administration of $8.1 million from 1998 to 1999 primarily related to costs related to facilitating our growth, such as increased personnel and personnel related costs related to the growth of our management team and costs related to numerous acquisitions during the year. General and administrative costs were comparable for 1997 and 1998.

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

 Goodwill Amortization

         Goodwill amortization expenses relate to the amortization of the goodwill we record for companies we have acquired where we use the purchase method of accounting. Goodwill amortization expenses were $15.0 million for 1999 and we did not have any goodwill amortization expenses for 1998 and 1997. During 1999 we acquired six companies for which we used the purchase method of accounting. These acquisitions included Winfiles.com, Search Linux, GDT, Nordby, Savvy Search and Manageable Software Services, Inc. Goodwill attributed to these acquisitions totaled $105.8 million. We are amortizing goodwill related to these acquisitions over the estimated realizable life of three years.

 Equity Losses

         Equity losses included our interest in snap, our minority interest in Vignette and our interest in a joint venture E! Online. Pursuant to an agreement in June 1998, between NBC Multimedia and us, snap, was formed as a limited liability company, whereby both companies share control. Effective January 1, 1998 we recorded snap's financial results using the equity method of accounting due to certain contractual control provisions.

         Equity losses were $11.8 million and $2.2 million for 1998 and 1997 respectively. All of the equity losses in 1998 were related to snap. The equity losses in 1997 were attributable to $1.8 million related to the E! Online joint venture and $417,000 related to our Vignette investment.

 Gain on Investment Sales

         Gain on investment sales were $734.1 million, $10.5 million and $11.0 million for 1999, 1998 and 1997, respectively. The gains on investment sales of $734.1 million for 1999 included a gain of approximately $541.2 million related to the contribution of our interest in snap to NBC Internet, Inc. (NBCi). We recorded this gain based on the closing price of our NBCi stock on its first day of trading after the completion of the merger of snap, Xoom and NBCi.
Our investment in NBCi is recorded as an investment in marketable equity securities on our balance sheet and fluctuations in the value of this investment are recorded net of deferred taxes as other comprehensive income in the stockholders equity section of our balance sheet. During
1999 we also sold a portion of our holdings of Vignette Corporation for a gain of approximately $172.3 million, recorded a gain of approximately $19.9 million related to the merger agreement between beyond.com and BuyDirect.com which resulted in our owning approximately 757,000 shares of beyond.com and had gains on the sales of other equity investments of approximately $700,000. The gains on investment sales in 1998 were primarily attributable to a gain related to the sale of a portion of our Vignette investment of $9.8 million. The gains on sales in 1997 was related to the sale of all our ownership in E! Online.

 Interest Income (Expense)

         Interest income is derived from our cash and cash equivalents and investments in marketable debt securities. Interest expense is primarily incurred on our 5% Convertible Subordinate Notes. Net interest income was $1.2 million, $1.4 million and $611,000 for 1999, 1998 and 1997, respectively.
We earned interest income of approximately $9.4 million, $2.0 million and $865,000 in 1999, 1998 and 1997, respectively. Interest expense was approximately $8.2 million, $622,000 million and $254,000 in 1999, 1998 and 1997, respectively. Interest expense in 1999 primarily related to $7.1 million of interest on our 5% Convertible Subordinated Notes.

 Income Taxes

         We recorded $674.2 million in net income before taxes in 1999 against which we recorded a provision for income taxes of $257.3 million. We had income before taxes of $3.0 million for 1998 and a net loss of $24.7 million in 1997 and we did not record a tax provision for either of those years. As of December 31, 1999, we have utilized all of our net operating losses for federal and state income tax purposes. We have approximately $195,000 of federal research credit carryforwards, which expire between [2018 and 2019].

 Income (Loss)

         We recorded net income of $416.9 million or $5.05 per diluted share for 1999, net income of $3.0 million or $0.04 per diluted share for 1998 and a net loss of $24.7 million or $0.44 per share for 1997. Net income increased by $413.9 million from 1998 to 1999. The increase in net income from 1998 to 1999 was primarily related to an increase in gains on investment sales of $723.7 million, an increase in income taxes of $257.3 million and a decrease in operating profit of $64.1 million. The decrease in operating profit was primarily due to our campaign to market our brand, which had a cost of approximately $65.0 million in 1999, and goodwill amortization of $15.0 million.

         Net income was $3.0 million for 1998 as compared to a net loss of $24.7 million for 1997. The change from 1997 to 1998 was attributable to an increase in total revenues of $23.8 million, a reduction of unusual items expense of approximately $8.1 million, a reduction in other income of $9.3 million and decreases to cost of revenues and operating expenses (excluding unusual items) of $3.3 million. The net loss in 1997 was primarily attributable to cost of revenues and operating expenses in excess of total revenues and other income.

 Liquidity and Capital Resources

         As of December 31, 1999, we had cash and cash equivalents of $53.1 million compared to $51.5 million in 1998. In addition on December 31, 1999 we had investments in short term and long term marketable debt securities of $175.8 million and investments in marketable equity securities of $786.0 million. Net cash used in operating activities of $71.3 million in 1999 was primarily due to our operating loss of $61.1 million and changes in operating assets and liabilities (excluding deferred tax liabilities) of $8.4 million. Cash provided by operating activities of $9.2 million in 1998 was primarily due to earnings of $3.0 million, and depreciation, amortization and the amortization of program costs of $12.1 million. Net cash used in operating activities of $5.9 million for 1997 was primarily attributable to the net loss in that period. Net cash used in investing activities in 1999 of $133.5 million was due to purchases of marketable debt and equity securities less proceeds from sales of marketable debt and equity securities of $19.3 million, investments in privately held companies of $39.4 million, cash paid for acquisitions of $43.7 million and purchases of equipment and programming assets of $30.7 million. Net cash used in investing activities of $11.1 million and $19.7 million for 1998 and 1997, respectively, were primarily attributable to purchases of equipment and programming assets. Cash flows provided by financing activities of $206.3 million in 1999 were primarily attributable to the proceeds from the issuance of convertible debt and the issuance of common stock through the exercise of options and warrants. Cash flows provided by financing activities of $30.9 million in 1998 consisted primarily of the issuance of common stock through a private placement in June of 1998, and the issuance of common stock through the exercise of warrants, our stock option plans and our Employee Stock
Purchase Plan. Cash flows provided by financing activities in 1997 consisted primarily of proceeds from the issuance of common stock in private placements. We believe that existing funds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months.

         As of December 31, 1999 we had obligations outstanding under notes payable totaling of $184.9 million.
Notes payable included $173 million of 5% convertible subordinated notes, due 2006. Such obligations were incurred to obtain proceeds for general corporate purchases, to finance acquisitions and marketing expenditures.

 Subsequent Events

         In February 2000, we sold 650,000 shares of common stock of NBC Internet, Inc. ("NBCi") as part of a public offering by NBCi. Gross proceeds from the sale were $52.9 million.
We will record a gain on sale of equity investments of approx-imately $744,000, which is comprised of the net proceeds realized from the sale of the securities, less the historic cost of $49.4 million.

         In February 2000, we participated in a public offering of Trust Automatic Common Exchange Securities ("TRACES") through an an Automatic Common Exchange Security Trust. Our gross proceeds from the transaction of the TRACES were approximately $101 million On February 15, 2003, the securities will be exchanged with us for either common stock that we hold of NBCi or cash. The securities will earn interest at an annual rate of 7.25%, which will be paid on a quarterly basis. As a part of the transaction, we have pledged 1,250,000 common shares of NBCi and approximately $20 million to the Trust. We will record this transaction as long term debt.

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

      Investment Risk. We invest in equity instruments of privately-held, information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less that 20% and the Company doesn't exert significant influence. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors Report

The Board of Directors,
CNET Networks, Inc.

We have audited the accompanying consolidated balance sheets of CNET Networks, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CNET Networks, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December
31, 1999, in conformity with generally accepted accounting principles.

                                                   /s/  KPMG LLP
San Francisco, California
February 29, 2000

                           CNET NETWORKS, INC.
                       CONSOLIDATED BALANCE SHEETS
                      (000s, except per share data)

                                                          December 31,
                                                  --------------------------
                                                      1999          1998
                                                  ------------  ------------
                     ASSETS
Current assets:
  Cash and cash equivalents                              $53,063       $51,537
  Investments in marketable debt securities               65,985          -
  Investments in marketable equity securities            785,909          -
  Accounts receivable, net of allowance for
   doubtful accounts of $4,678 and $1,722
   in 1999 and 1998, respectively                         24,628        15,075
  Accounts receivable, related party                        -            1,710
  Other current assets                                    18,743         1,705
  Restricted cash                                            740           945
                                                  ---------------  ------------
   Total current assets                                  949,068        70,972

  Investments in marketable debt securities              109,802          -
  Property and equipment, net                             30,044        15,325
  Other assets                                            50,609         2,060
  Goodwill                                                90,788          -
                                                  ---------------  ------------
   Total assets                                       $1,230,311       $88,357
                                                  ===============  ============

        LIABILITIES AND  STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $11,461        $3,476
  Accrued liabilities                                     16,398         6,727
  Current portion of long-term debt                        5,750         1,112
  Income taxes payable                                     5,398          -
  Deferred tax liability                                 306,352          -
                                                  ---------------  ------------
     Total current liabilities                           345,359        11,315

Long-term debt                                           179,114           569
                                                  ---------------  ------------
     Total liabilities                                   524,473        11,884

Stockholders' equity:
  Common stock; $0.0001 par value;
    400,000 and 50,000 shares authorized;
    73,923 and 68,709 shares issued and
    outstanding in 1999 and 1998,
    respectively                                               7             7
  Additional paid in capital                             218,670       127,357
  Other comprehensive income, net of tax                 121,409          -
 Retained earnings (deficit)                             365,752       (50,891)
                                                  ---------------  ------------
     Total stockholders' equity                          705,838        76,473
                                                  ---------------  ------------
     Total liabilities and stockholders' equity       $1,230,311       $88,357
                                                  ===============  ============

     See accompanying notes to consolidated financial statements.

                                 CNET NETWORKS, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                            (000s, except per share data)

                                                Year Ended December 31,
                                     ------------------------------------------
                                         1999           1998           1997
                                     -------------  -------------  ------------
Revenues:
   Internet                              $104,887        $50,419        $26,717
   Television                               7,458          7,058          6,923
                                     -------------  -------------  -------------
     Total revenues                       112,345         57,477         33,640
                                     -------------  -------------  -------------
Cost of revenues:
   Internet                                35,619         23,563         19,813
   Television                               8,341          6,741          6,904
                                     -------------  -------------  -------------
     Total cost of revenues                43,960         30,304         26,717
                                     -------------  -------------  -------------
     Gross profit                          68,385         27,173          6,923
                                     -------------  -------------  -------------
Operating expenses:
   Sales and marketing                     91,660         14,530         11,603
   Development                              7,561          3,454         13,609
   General and administrative              15,266          7,154          6,849
   Unusual items                            -               (922)         9,000
   Amortization of goodwill                15,036          -              -
                                     -------------  -------------  -------------
    Total operating expenses              129,523         24,216         41,061
                                     -------------  -------------  -------------
    Operating income (loss)               (61,138)         2,957        (34,138)

Other income(expense):
   Equity losses                            -            (11,796)        (2,228)
   Gain on sale of equity investments     734,138         10,450         11,027
   Interest income, net                     1,223          1,412            611
                                     -------------  -------------  -------------
    Total other income                    735,361             66          9,410
                                     -------------  -------------  -------------
    Income (loss) before
     income taxes                         674,223          3,023        (24,728)

     Income taxes                         257,315          -              -
                                     -------------  -------------  -------------
     Net income (loss)                   $416,908         $3,023       ($24,728)
                                     =============  =============  =============

Other comprehensive income, net of tax:

   Unrealized holding gains arising
    during the period                     121,409          -              -
                                     -------------  -------------  -------------
   Comprehensive income (loss)           $538,317        $3,023        ($24,728)
                                     =============  =============  =============

Basic net income (loss) per share           $5.80          $0.05         ($0.44)
                                     =============  =============  =============

Diluted net income (loss) per share         $5.05          $0.04         ($0.44)
                                     =============  =============  =============
Shares used in calculating
  basic per share data                     71,820         65,783         55,819
                                     =============  =============  =============
Shares used in calculating
  diluted per share data                   83,373         71,623         55,819
                                     =============  =============  =============

The shares used in calculating the basic and diluted net income (loss) per share have been adjusted in prior periods to reflect the Sumo, NetVentures, AuctionGate, and KillerApp transactions as outstanding for all periods, and the two-for-one stock splits on March 8, 1999 and May 10, 1999.



     See accompanying notes to consolidated financial statements.

                               CNET NETWORKS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (000s, except per share data)

                                                                             Retained
                                Common Stock     Additional                  Earnings       Total
                            -------------------   Paid-in    Comprehensive (Accumulated  Stockholders'
                              Shares    Amount    Capital       Income       Deficit)      Equity
                            ----------- ------- ------------ ------------ ------------ ------------
Balances as of
 December 31, 1996              53,118      $5      $62,421         --       $(29,328)     $33,098
Exercise of stock options        1,646      --        1,176         --           --          1,176
Employee stock purchase
 plan                              140      --          705         --           --            705
Issuances of common stock        3,737       1       23,391         --           --         23,392
Warrant compensation              --        --        7,000         --           --          7,000
Net loss                          --        --          --          --        (24,728)     (24,728)
                            ----------- ------- ------------ ------------ ------------ ------------
Balances as of
 December 31, 1997              58,641       6       94,693         --        (54,056)      40,643
Exercise of stock options
 and warrants                    4,055       1        6,246         --           --          6,247
Employee stock purchase
 plan                              113       --         724         --           --            724
Issuances of common stock        3,251       --      26,212         --           --         26,212
Issuance of common stock for
 acquisitions                    2,649       --        (518)        --            142         (376)
Net income                        --         --         --          --          3,023        3,023
                            ----------- ------- ------------ ------------ ------------ ------------
Balances as of
 December 31, 1998              68,709       7      127,357         --        (50,891)      76,473
Exercise of stock options
 and warrants                    2,482      --        8,086         --        --             8,086
Employee stock purchase
 plan                               32      --          934         --        --               934
Other comprehensive income
  net of deferred income tax
  liability of $80,994           --         --        --         121,406      --           121,409
Issuance of common stock for
 acquisitions                    2,700      --       50,574         --           (265)      50,309
Tax benefits from exercises
 of stock options                --         --       31,719         --        --            31,719
Net income                       --         --       --             --        416,908      416,908
                            ----------- ------- ------------ ------------ ------------ ------------
Balances as of
 December 31, 1999              73,923      $7     $218,670     $121,409     $365,752     $705,838
                            =========== ======= ============ ============ ============ ============



         See accompanying notes to consolidated financial statements.

                               CNET NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (000s, except per share data)

                                                   Year Ended December 31,
                                        -----------------------------------------
                                            1999          1998          1997
                                        ------------- ------------- -------------
Cash flows from operating activities:
  Net income(loss)                          $416,908        $3,023      ($24,728)
  Adjustments to reconcile net loss
   to net cash provided (used) in
   operating activities:
    Depreciation and amortization             23,847         6,341         5,055
    Amortization of program costs              8,131         5,802         6,549
    Allowance for doubtful accounts            2,956         1,261           361
    Investments for services provided         (6,021)
    Gain on investment sales                (734,138)
    Reserve for joint venture                    --            --         (1,249)
    Warrant compensation expense                 --            --          7,000
    Changes in operating assets and
     liabilities:
      Accounts receivable                    (10,664)       (9,730)       (4,219)
      Other current assets                   (16,940)          455          (917)
      Other assets                            (3,805)        4,933        (1,515)
      Accounts payable                         7,978           329           229
      Accrued liabilities                      9,627        (3,253)        7,534
      Income tax liabilities                   5,399           --            --
      Deferred tax liabilities               225,459           --            --
                                        ------------- ------------- -------------
        Net cash provided (used) in
          operating activities               (71,263)        9,161        (5,900)
                                        ------------- ------------- -------------
Cash flows from investing activities:
  Purchase of marketable debt securities    (214,557)          --            --
  Purchase of marketable equity securities   (15,950)          --            --
  Proceeds from sale of marketable
   debt securities                            37,539           --            --
  Proceeds from sale of marketable equity
   securities                                173,663           --            --
  Privately held companies                   (39,448)          --            --
  Cash paid for acquisitions                 (43,743)         (108)          --
  Purchases of equipment, excluding
   capital leases                            (22,373)       (4,879)      (12,213)
  Purchases of programming assets             (8,312)       (6,084)       (5,826)
  Deferred interest                             (307)          --            --
  Loan to joint venture                          --            --         (1,638)
                                        ------------- ------------- -------------
        Net cash used in investing
          activities                        (133,488)      (11,071)      (19,677)
                                        ------------- ------------- -------------
Cash flows from financing activities:
  Tax benefit from exercises of stock
   options                                    31,719           --            --
  Net proceeds from issuance of
   convertible debt                          167,220           --            --
  Net proceeds from issuance of
   common stock                                  --         26,213        23,392
  Net proceeds from employee stock
   purchase plan                                 934           723           705
  Proceeds from debt                             --            --          3,281
  Net proceeds from exercise of options
   and warrants                                8,086         6,246         1,176
  Principal payments on capital leases           (42)         (416)         (239)
  Principal payments on equipment note        (1,640)       (1,873)         (339)
                                        ------------- ------------- -------------
        Net cash provided by
          financing activities               206,277        30,893        27,976
                                        ------------- ------------- -------------
Net increase in cash and cash
 equivalents                                   1,526        28,983         2,399
Cash and cash equivalents at
 beginning of period                          51,537        22,554        20,155
                                        ------------- ------------- -------------
Cash and cash equivalents at end
 of period                                   $53,063       $51,537       $22,554
                                        ============= ============= =============

Supplemental disclosure of cash flow
 information:
  Interest paid                               $4,205          $325          $255
  Taxes paid                                   2,625          --            --


Supplemental disclosure of noncash
 transactions:
  Issuance of debt for acquisitions          $10,098        $3,066          --


  Capital lease obligations incurred            --            --            $408

  Unrealized gain in marketable securities
   and investments, net of deferred tax
   liability                                $121,409          --            --

  Issuance of common stock for
   acquisitions                              $50,553          --            --





     See accompanying notes to consolidated financial statements.

                            CNET NETWORKS, INC.
                       NOTES TO FINANCIAL STATEMENTS


(1)   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 DESCRIPTION OF BUSINESS

     CNET Networks, Inc. (the "Company") was incorporated in the state of Delaware in December 1992 and is a global media company producing a branded Internet network, a computer product database, and television and radio programming for both consumers and businesses.

 PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of CNET Networks Inc., and its majority owned controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

 CASH AND CASH EQUIVALENTS, SHORT AND LONG-TERM DEBT AND EQUITY INVESTMENTS

     The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers.
All highly liquid instruments with an original maturity of three months or less are considered cash equivalents. Investments in marketable debt securities with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered current assets. Those with maturities greater than twelve months from the balance sheet date are considered non-current assets. Investments in publicly traded companies are considered investments in marketable equity securities and are classified as a current asset of the Company.

    The Company's marketable debt and equity securities are classified as available for sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. As of December 31, 1999, the Company recorded unrealized gains, net of deferred income taxes, of $121.4 million.

    The Company invests in equity instruments of privately-held, information technology companies for business and strategic purposes. These investments are included in other assets in the non-current section of the balance sheet. These investments are accounted for under the cost method when ownership is less than 20% and the Company doesn't exert significant influence. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded.

 PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to forty years. Property and equipment recorded under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or their estimated useful lives.

 CONCENTRATION OF CREDIT RISK

     Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of periodic investments of excess cash and trade accounts receivable.
The majority of the Company's accounts receivable are derived from domestic sales. The Company invests excess cash in low risk, liquid instruments. No losses have been experienced on such investments.

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

 REVENUE RECOGNITION

     Internet revenues consist primarily of revenues derived from the sale of advertisements on pages delivered to users of our Internet network. Advertising programs are generally delivered on either an "impression" based program or a "performance" based program. An impression based program earns revenues when an advertisement is delivered to a user of our Internet network. A performance based program earns revenues when a user of our Internet network responds to an advertisement by linking to an advertisers Internet network. Performance based programs include revenues generated from leads delivered from the Company's shopping services. Advertising revenues are recognized in the period in which the advertisements are delivered.

    Television revenues consist primarily of revenues derived from the licensing of programming produced by the company. For each of the years 1997 through 1999, a significant portion of television revenues were derived from a licensing agreement with USA Networks limited to the costs of production of the programming and further limited to certain maximum amounts per the contract. Effective July 1, 1999, the Company reduced the amount of programming under this agreement and as of December 31, 1999, the agreement expired and will not be renewed. In May, 1999, the Company entered into an agreement with National Broadcasting Company ("NBC") whereby NBC granted certain rights to CNBC, Inc. ("CNBC") to carry "CNET News.com". The term of the agreement is from October 1, 1999 through September 20, 2002 and CNBC will pay based on an annual fee not to exceed the cost of production with further maximum limits per the contract.

 NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share is computed using the weighted average number of outstanding shares of common stock and diluted net income per share is computed using the weighted average number of outstanding shares of common stock and common stock equivalents.
Net loss per share for the year ended December 31, 1997 does not include the effect of approximately 10,155,688 stock options, with weighted average exercise price of $6.19 because their effects are anti-dilutive.

     The following table sets forth the computation of net income
(loss) per share (in thousands, except per share data):

                                                Year Ended December 31,
                                       ---------------------------------------
                                             1999         1998        1997
                                       -------------- ------------ -----------
Net income (loss) available to
  common stockholders                      $416,908       $3,023    ($24,728)
Plus:  Interest income, net of taxes
       available to convertible
       subordinated noteholders               4,471        --           --
                                       -------------- ------------ -----------
Adjusted income (loss) available to
  common stockholders                      $421,379       $3,023    ($24,728)
                                       ============== ============ ===========

Weighted-average shares                      71,820       65,783      55,819
  Plus: Incremental shares from assumed
        conversions
          Options                             7,363        5,356       --
          Warrants                              428          484       --
          Convertible subordinated notes      3,762        --          --
                                       -------------- ------------ -----------
  Adjusted weighted-average shares           83,373       71,623      55,819

Basic net income(loss) per share              $5.80        $0.05      ($0.44)
                                       ============== ============ ===========

Diluted net income(loss) per share            $5.05        $0.04      ($0.44)
                                       ============== ============ ===========

The shares used in calculating the basic and diluted net income (loss) per share have been adjusted in prior periods to reflect the Sumo, NetVentures, AuctionGate, and KillerApp transactions as outstanding for all periods, and the two-for-one stock splits on March 8, 1999 and May 10, 1999.


 STOCK-BASED COMPENSATION

      The Company accounts for its stock-based employee compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price.

 COMPREHENSIVE INCOME(LOSS)

     The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and disclosures of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Financial statements for earlier periods have been reclassified for comparative purposes.

     During the year ended December 31, 1999 the Company reported unrealized holding gains (net of tax) arising from investments classified as available for sale amounting to $121.4 million. As of December 31, 1999, the Company owned 7,147,584 shares of NBCi, 1,835,165 shares of Mail.com, Inc. ("Mail.com"), 1,047,042 shares of Vignette Corporation ("Vignette"), 874,056 shares of Deltathree.com, Inc. ("deltathree"), 757,372 shares of beyond.com, and 5,754 shares of Digital River.

 ADVERTISING EXPENSE

     The cost of advertising is expensed as incurred. Such costs are included in selling and marketing expense and totaled approximately $74.8 million, $5.1 million, and $2.3 million during the years ended December 31, 1999, 1998 and 1997, respectively.

 FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of the Company's cash and cash equivalents, marketable debt and equity securities, accounts receivable, accounts payable, and long-term debt approximate their respective fair values.

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

 BARTER TRANSACTIONS

     The Company trades advertisements on its Internet sites in exchange for advertisements on the Internet sites of other companies. These revenues and marketing expenses are recorded at the fair market value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Internet channels and expense from barter transactions is recognized when advertisements are delivered on the other companies' Internet sites. Barter revenues were approximately $5.9 million, $3.4 million, and $905,000 for the years ended December 31, 1999, 1998 and 1997, respectively.


 RECENT ACCOUNTING PRONOUNCEMENTS

     The FASB recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 by first quarter in year-ending December 31, 2001. Management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or operations of the Company.



(2)   BALANCE SHEET COMPONENTS


 CASH AND CASH EQUIVALENTS

The carrying value of cash and cash equivalents consisted of:

                                              December 31,
                                                (000s)
                                       ---------------------------
                                            1999          1998
                                       -------------- ------------
      Commercial paper                     $36,742    $21,452
      Money market mutual funds             11,401     23,448
      Cash                                   4,920      6,637
                                       -------------- ------------
                                           $53,063    $51,537
                                       ============== ============

 RESTRICTED CASH

     Restricted cash balance relates to certain deposits in escrow for leasehold improvements and as collateral for letters of credit relating to security deposits.


 PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                                      December 31,
                                                        (000s)
                                               ---------------------------
                                                    1999          1998
                                               -------------- ------------
      Land                                          $144          --
      Buildings                                    1,169          --
      Computer equipment                          27,614        12,271
      Production equipment                         2,661         2,552
      Office equipment, furniture & fixtures       5,142         3,132
      Software                                     2,676         1,846
      Leasehold improvements                      10,193         7,644
      Assets in progress                           1,018           620
                                               -------------- ------------
                                                  50,617        28,065

      Less accumulated depreciation
        and amortization                          20,573        12,740
                                               -------------- ------------
                                                 $30,044       $15,325
                                               ============== ============

     As of December 31, 1999, the Company no longer had any equipment under capital lease agreements. In 1998, the Company had equipment under capital lease agreements of $1.2 million, and accumulated amortization of $1.1 million.

 ACCRUED LIABILITIES

   A summary of accrued liabilities follows:

                                                December 31,
                                                  (000s)
                                       ---------------------------
                                            1999          1998
                                       -------------- ------------
   Compensation and related benefits        $6,744        $4,008
   Interest on note                          2,900            --
   Marketing and advertising                 1,581           578
   Deferred revenue                          3,360           594
   Other                                     1,813         1,547
                                       -------------- ------------
                                           $16,398        $6,727
                                       ============== ============

 DEBT

     On March 8, 1999, the Company completed a private placement with gross proceeds of $172.9 million of 5% Convertible Subordinated Notes, due 2006 (the "Notes") The Notes are convertible into the Company's common stock after June 7, 1999 at a conversion price of $37.40625 per share, subject to adjustments in certain events, at the option of the noteholder.

     On February 26, 1999, the Company completed the acquisition of the assets of Winfiles.com, a leading software downloading service for a total purchase price of $11.5 million, with an imputed interest rate of 8%, payable in two installments of $5.75 million. The first installment was due at the closing, and the final installment is due August 28, 2000.

        On July 27, 1999, the Company completed the acquisition of GDT S.A., a Swiss Societe Anonyme, ("GDT") through a merger of GDT into the Company. As a result of the acquisition of GDT, the Company assumed a 5% mortgage loan for the GDT building with a principal balance of $1.1 million as of December 31, 1999. The term of the loan is 36 years.

     On July 29, 1999, the Company completed the acquisition of Nordby International, Inc., a Colorado corporation, ("Nordby") through a merger of Nordby into the Company. Pursuant to the merger, the Company issued a note payable due July 29, 2001 for $5.0 million with an imputed interest rate of 8%.

     The aggregate annual principal payments for the notes and loan payable outstanding as of December 31, 1999, are summarized as follows:


     YEAR ENDING DECEMBER 31,               (000s)
     -----------------------
          2000                             5,750
          2001                             5,026
          2002                                28
          2003                                29
          2004                                30
         Thereafter                      174,001
                                       --------------
                                       $ 184,864
                                       ==============

(3)   ACQUISITIONS

        On May 12, 1998, the Company completed the acquisition of U.Vision, Inc., a California corporation ("U.Vision"), through a merger between U.Vision and a wholly-owned acquisition subsidiary of the Company in which the Company issued 2,179,860 shares of common stock in exchange for all of the outstanding shares of U.Vision. U.Vision owned and operated ComputerEsp, a pricing and availability engine for buying computer products on the Internet. Subsequent to the merger, the Company re-launched the service as Shopper.com. The Company recorded this transaction using the pooling-of-interests accounting method and recorded the financial results of U.Vision in its financial statements effective April, 1, 1998. The financial statements of the Company prior to April 1, 1998 have not been adjusted for the financial results of U.Vision as the impact was not material. The shares used in calculating the basic and diluted net loss per share have been adjusted in prior periods to reflect the U.Vision transaction as outstanding for all periods.

        On February 16, 1999, the Company completed the acquisition of NetVentures, Inc., a California corporation ("NetVentures"), through a merger of NetVentures into the Company. Pursuant to the merger, the Company issued 414,408 shares of common stock in exchange for all of the outstanding shares of NetVentures. NetVentures owned and operated ShopBuilder, an online store-creation system. The Company recorded this transaction using the pooling-of-interests accounting method and recorded the financial results of NetVentures in its consolidated financial statements effective January 1, 1999. The consolidated financial statements of the Company prior to January 1, 1999 have not been adjusted for the consolidated financial results of NetVentures as the impact was not material. The shares used in calculating the basic and diluted net income (loss) per share have been adjusted in prior periods to reflect the NetVentures transaction as outstanding for all periods.

        On February 19, 1999, the Company completed the acquisition of AuctionGate Interactive, Inc., a California corporation ("AuctionGate"), through a merger of AuctionGate into the Company. Pursuant to the merger, the Company issued 214,168 shares of common stock in exchange for all of the outstanding shares of AuctionGate. AuctionGate owned and operated AuctionGate.com, an online auction site specializing in computer products.
The Company recorded this transaction using the pooling-of-interests accounting method and recorded the financial results of AuctionGate in its consolidated financial statements effective January 1, 1999. The consolidated financial statements of the Company prior to January 1, 1999 have not been adjusted for the consolidated financial results of AuctionGate the impact was not material. The shares used in calculating the basic and diluted net income (loss) per share have been adjusted in prior periods to reflect the AuctionGate transaction as outstanding for all periods.

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

        On March 22, 1999, the Company completed the acquisition of KillerApp Corporation, a California corporation ("KillerApp"), through a merger of KillerApp into the Company (the "Acquisition"), in which the Company issued an aggregate of 1,046,800 shares of its common stock to the former KillerApp shareholders as consideration. KillerApp owned and operated KillerApp, an online product, merchant and price listing and buying web site. The Company recorded this transaction using the pooling-of-interests accounting method. The consolidated financial statements prior to January 1, 1999 have not been adjusted for the consolidated financial results of KillerApp as the impact was not material. The shares used in calculating the basic and diluted net income (loss) per share have been adjusted in prior periods to reflect the KillerApp transaction as outstanding for all periods.

        On April 30, 1999, the Company completed the acquisition of Sumo, Inc., a Florida Corporation ("Sumo") in which the Company issued 469,484 shares of common stock to the stockholders of Sumo. Sumo developed Internet service directories, including webhostlist.com, webdesignlist.com and webisplist.com. The Sumo acquisition has been accounted for as a pooling-of-interests, and accordingly, the Company's consolidated financial statements have been restated for all periods prior to the acquisition to include the results of operations, financial position and cash flows of the acquisition.

        On July 27, 1999, the Company completed the acquisition of GDT through a merger of GDT into the Company. Pursuant to the merger, the Company paid $30.0 million in cash, issued 429,185 shares of common stock valued at $20 million, and recorded goodwill of $49.4 million which is amortized over three years in exchange for all of the outstanding shares of GDT. GDT is based in Switzerland and has built a multi-language, multi-market database of product information. GDT's database of product information will be used to enhance CNET's Shopping services. The Company recorded this transaction using purchase accounting.

         On July 29, 1999, the Company completed the acquisition of Nordby International, Inc., a Colorado corporation, ("Nordby") through a merger of Nordby into the Company. Pursuant to the merger, the Company paid $5.0 million in cash, issued a note payable due July 29, 2001 for $5.0 million, issued 230,017 shares of common stock to Nordby shareholders valued at $10 million, and recorded goodwill of $20 million which is amortized over three years in exchange for all outstanding shares of Nordby. Nordby is a provider of customized financial information to online and print partners. The Company recorded this transaction using purchase accounting.

       On October 7, 1999, the Company completed the acquisition of SavvySearch Limited, a Massachusetts corporation ("Savvy"), through a merger of Savvy into the Company. Pursuant to the merger, the Company paid $4.4 million in cash, issued 307,489 shares of common stock to Savvy shareholders valued at $17.6 million, and recorded goodwill of $22.1 million which is amortized over three years in exchange for all outstanding shares of Savvy. Savvy is a provider of metasearch services. The Company recorded this transaction using purchase accounting.

         On November 4, 1999, the Company completed the acquisition of Manageable Software Services Inc., a California corporation ("MSSI"), through a merger of MSSI into the company. Pursuant to the merger, the Company issued 58,394 shares of common stock to MSSI shareholders valued at $3 million, and recorded goodwill of $3 million which is amortized over three years in exchange for all outstanding shares of MSSI. MSSI provides automated PC management services to keep users' software and hardware up-to-date. The Company recorded this transaction using purchase accounting.

         The following unaudited proforma financial information presents the combined results of operations of CNET as if the acquisitions of SavvySearch, MSSI, Nordby, Winfiles and GDT had occurred as of the beginning of 1998, and 1999, after giving effect to certain adjustments, including amortization of goodwill. All of these acquisitions were accounted for by the purchase accounting method. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had CNET constituted a single entity during such periods:

                                       Year Ended December 31,
                                    (000s, except per share data)
                                              unaudited
                                       -----------------------
                                            1999          1998
                                       -------------- ---------

       Net revenues                       $113,447      $59,847
       Net income (loss)                   395,743     ($32,106)
       Basic net income loss) per share      $5.51       ($0.49)
       Diluted net income per share          $4.80       ($0.49)



(4)   INCOME TAXES

     The provision for income taxes is as follows:

                                                Year Ended December 31,
                                                        (000s)
                                       ----------------------------------------
                                            1999          1998            1997
                                       -------------- ------------ ------------
 Current:
 Federal                                    31,023             --           --
 State                                       9,598             --           --
                                       -------------- ------------ ------------
 Total current                              40,621             --           --

 Deferred:
 Federal                                   171,184             --           --
 State                                      45,510             --           --
                                       -------------- ------------ ------------
 Total deferred                            216,694             --           --
                                       -------------- ------------ ------------
                                           257,315             --           --
                                       ============== ============ ============

     The Company's effective tax rate differs from the statutory federal income tax rate of 35% as shown in the following schedule:

                                                Year Ended December 31,
                                       ----------------------------------------
                                            1999          1998            1997
                                       -------------- ------------ ------------
 Income tax expense at statutory rate          35.00%        34.0%        34.0%
 Permanent differences                          0.63%          --           --
 State tax                                      5.30%          --           --
 NOL Utilized                                  (2.50%)         --           --
 R&D credit utilized                           (0.20%)         --           --
 Operating losses with no current tax
  benefit                                         --       (34.0%)      (34.0%)
                                       -------------- ------------ ------------
  Effective tax rate                           38.23%           --          --
                                       ============== ============ ============


The tax effects of temporary differences that give rise to significant portions of deferred tax assets/(liabilities) are presented below:

                                                Year Ended December 31,
                                                        (000s)
                                       ----------------------------------------
                                            1999          1998         1997
                                       -------------- ------------ ------------
 Capitalized "start-up" expenses            $94            $457       $818
 Net operating losses                       --           22,184     16,268
 Tangibles and intangibles                2,095             820      1,420
 Accruals, reserves and other             4,709           1,615      4,825
 Tax credit carryforwards                 1,278             840         44
 Unrealized gain from investments
  available for sale                    (80,894)           --         --
 Gain on NBCi and beyond.com for
   the sale of stock transactions
   deferred for tax purposes           (225,458)           --         --
                                    --------------   ------------ ------------
                                       (298,176)         25,916     23,375
 Less valuation allowance                  --           (25,916)   (23,375)
                                    --------------   ------------ ------------
                                      ($298,176)     $     --      $  --
                                    ==============   ============ ============

     The Company has no valuation allowance as of December 31, 1999, which is a result of the gain from investment sales. The Company has generated sufficient taxable income during 1999 and therefore, it is expected to realize all of its deferred tax assets. The net change in the total valuation allowance for the year ended December 31, 1999 was ($25.9) million.

     As of December 31, 1999, the Company had utilized all of its net operating losses for federal and state income tax purposes. The Company has approximately $563,000 of federal research credit carryforwards, which expire between 2018 and 2019. The Company also has approximately $715,000 of alternative minimum tax credit carryforwards, which can be carried forward indefinitely until utilized. Of the deferred tax assets realized, an adjustment of approximately $31.7 million has been recorded directly to equity to reflect the tax benefit related to stock option compensation.

(5)   LEASES

     The Company has several non-cancelable leases primarily for general office, facilities, and equipment that expire over the next five years. Future minimum lease payments under these leases are as follows:

                                              Operating
                                               Leases
     YEAR ENDING DECEMBER 31,                  (000s)
     -----------------------               ------------
 2000                                        $5,003
 2001                                         5,332
 2002                                         3,538
 2003                                         2,824
 2004                                         1,620
 Thereafter                                      --
                                           ------------
 Total minimum lease payments               $18,317
                                           ============

     Rental expense from operating leases amounted to $4.2 million, $3.2 million, and $2.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

(6)   STOCKHOLDERS' EQUITY

 ISSUANCE OF COMMON STOCK

      On July 21, 1997, the Company sold 805,012 shares of common stock in a private placement to Intel for aggregate proceeds of approximately $5.3 million. On December 18, 1997, the Company sold 2,932,000 shares of common stock in a private placement to three "accredited investors" (as defined in Rule 501(a) under the Securities Act of 1933) for aggregate net proceeds of approximately $18.1 million.

     In June of 1998, the Company completed the sale of 3,251,200 shares of common stock to National Broadcasting Company, Inc., ("NBC"). The aggregate purchase price for the shares sold was $26.2 million.

     The Company issued common stock pursuant to acquisitions of 3,169,865 shares and 2,179,860 shares in 1999 and 1998, respectively. The 469,484 shares related to the Sumo pooling-of-interest acquisition are reflected as issued during 1998 in the accompanying financial statements.

 STOCK SPLIT

     On May 10, 1999, and March 8, 1999, the Company effected two-for-one splits, respectively, of its common stock. The accompanying consolidated financial statements have been retroactively adjusted to reflect the stock splits.

 STOCK OPTION PLAN

     In 1994, the Board of Directors adopted a Stock Option Plan (the "1994 Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The 1994 Plan authorizes grants of options to purchase up to 11,000,000 shares of authorized but unissued common stock. In 1997, the stockholders approved the 1997 Stock Option Plan (the 1997 Plan"). The 1997 Plan authorizes grants of options to purchase up to 12,400,000 shares of authorized but unissued common stock. Stock options for both the 1994 and 1997 Plans are granted with an exercise price equal to the fair market value at the date of grant. All stock options have 10-year terms and generally vest and become fully exercisable between three and four years from the date of grant.

     A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997, and changes during each of the years then ended:

                                                        Weighted
                                           Number        Average
                                             of         Exercise
                                           Shares        Prices
                                       -------------- -------------
 Balance as of December 31, 1996           6,257,864          1.77
 Granted                                   5,294,092          5.93
 Exercised                                (1,778,784)         0.72
 Canceled                                   (487,008)         3.52
                                       -------------- -------------
 Balance as of December 31, 1997           9,286,164          4.21
 Granted                                   4,945,800          8.37
 Exercised                                (1,841,276)         2.56
 Canceled                                 (2,234,920)         5.80
                                       -------------- -------------
 Balance as of December 31, 1998          10,155,768         $6.19
 Granted                                   5,061,920         31.98
 Exercised                                (2,330,613)         4.28
 Canceled                                 (1,421,563)        11.30
                                       -------------- -------------
 Balance as of December 31, 1999          11,465,512        $17.33
                                       ============== =============

     As of December 31, 1999, 1998 and 1997, the number of options exercisable was 2,944,082, 2,100,032, and 1,717,776, respectively, and the weighted average exercise price of those options was $5.94, $3.51, and $1.53, respectively. As of December 31, 1999, there were 3,195,747 additional shares available for grant under the Plans.

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

                                                Year Ended December 31,
                                            (000s, except per share data)
                                       ----------------------------------------
                                                1999      1998          1997
                                       -------------- ------------ ------------
          Net income(loss)
            As reported                     $416,908     $3,023      ($24,728)
            Pro forma                       $389,596   ($12,607)     ($29,872)
          Basic net income(loss) per share
            As reported                        $5.80      $0.05        ($0.44)
            Pro forma                          $5.42     ($0.19)       ($0.54)
          Diluted net income(loss) per share
            As reported                        $5.05      $0.04        ($0.44)
            Pro forma                          $4.67     ($0.19)       ($0.54)


     The effects of applying SFAS 123 in this pro forma disclosure is not indicative of the effects on reported results for future years. SFAS No. 123 does not apply to awards prior to 1995.

     The weighted-average fair value of options granted in 1999, 1998 and 1997, was $23.74, $8.37, and $5.93, respectively.

     The fair value of each option grant is estimated on the date of grant using Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: no dividend yield, expected volatility of 92%, 75%, and 75%, respectively, risk-free interest rate of 5%, 6%, and 6%, respectively, and and an expected life of five years, respectively.

     The following table summarizes information about stock options outstanding as of December 31, 1999:

                   ------------------------------------  ------------------------
                                 Weighted
                      Number      Average    Weighted       Number     Weighted
                   Outstanding   Remaining    Average    Exercisable    Average
     Range of         As of     Contractual  Exercise       As Of      Exercise
 Exercise Prices      12/31/99     Life        Price        12/31/99     Price
------------------ ------------ ----------- -----------  ------------ -----------

 $0.30    $0.30         60,000        5.00       $0.30        60,000       $0.30
 $0.47    $0.60        121,584        5.50       $0.54       113,108       $0.54
 $2.15    $3.08        469,842        6.20       $2.64       469,842       $2.64
 $3.25    $4.50        308,214        6.60       $3.57       254,214       $3.56
 $5.00    $7.38      3,704,234        7.80       $6.15     1,064,632       $5.86
 $8.06   $11.94      2,053,770        8.50       $8.97       938,818       $8.53
$12.55   $17.13      2,119,718        9.00      $12.82        35,968      $15.77
$29.00   $42.94        769,850        9.40      $33.90             0
$44.94   $67.25      1,828,800        9.50      $54.55         7,500      $57.63
$68.09   $74.00         29,500        9.50      $68.62             0
                   ------------                          ------------
 $0.30   $74.00     11,465,512        8.40      $17.33     2,944,082       $5.94
                   ============                          ============

 401(k) PROFIT SHARING PLAN

  In 1996, the Company adopted a 401(k) Profit Sharing Plan (the "401(k) Plan") that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all of the company's employees, who may contribute up to 15% of their annual compensation, subject to a limitation of $10,000 in 1999.
Employees vest immediately in their contributions and earnings thereon. The plan allows for Company matching contributions which amount to 50% of the employees contribution up to 6% with an annual cap of $500. Employees vest in the Company's contributions at 50% after one year of service and 100% after two years of service. As of December 31, 1999, the Company made matching contributions of $168,000.

 EMPLOYEE STOCK PURCHASE PLAN

     In July 1996, the Company adopted an Employee Stock Purchase Plan that covers substantially all employees. Participants may elect to purchase the Company's stock at a 10% discount of the lower of the closing price at the beginning or end of the quarter by contributing a. percentage of their compensation. The maximum percentage allowed is 10%.

(7)   MAJOR CUSTOMERS AND CONTRACTS

 CUSTOMERS

     For the year ended December 31, 1999, there were no customers that contributed more than 10% of the Company's revenues. For the year ended December 31, 1998, one customer, USA Networks, accounted for approximately 10% of the Company's revenues. For the year ended December 31, 1997, two customers accounted for over 10% of the Company's revenues with USA Networks accounting for approximately 16%, and Microsoft Corporation accounting for approximately 10% of total revenues.

 CONTRACTS

     For each of the years from 1997 through 1999, the Company had licensing agreements with USA Networks, whereby the Company produced television programming for USA Networks. Under these agreements, the Company was paid a fee equal to the cost of production for the programming produced, not to exceed certain amounts agreed to during the various contract periods. During each of the years from 1997 to 1999, the Company agreed to pay fees for the right to cross-market the Company's Internet channels on the television programs produced by the Company for USA Networks. On December 31, 1999, the Company's contract with USA Networks expired and was not renewed or extended.

(8)   UNUSUAL ITEMS

      In the first quarter of 1997, the Company incurred a one-time, non-cash expense of $7.0 million related to an amendment to the warrant agreement with USA Networks. In the fourth quarter of 1997, the Company recognized an expense of $1.3 million related to lease abandonment costs and recognized an expense of $700,000 relating to a write off of Internet domain names that the Company had determined that it would no longer use. Through the fourth quarter of 1998, the Company had incurred expenses of $379,000 related to the abandonment of excess real estate and during the fourth quarter of 1998, the Company determined that it had completed the abandonment of excess real estate. Accordingly, the Company reversed approximately $922,000 of this expense in the fourth quarter of 1998.

(9)   RELATED PARTY TRANSACTIONS

     Included in other assets on the accompanying balance sheets is an advance to an officer of the Company for $26,250, and a loan to an employee of the company for $500,000 with an interest rate of 7% per annum due an payable on April 30, 2001.

     An affiliate of an officer and stockholder of the Company loaned the Company $800,000 in 1996 at an interest rate of 8% and was granted 19,600 warrants to purchase Series D Convertible preferred stock at an exercise price of $6.44 per share. This loan was subsequently converted to Series E convertible preferred stock, which were subsequently converted to 58,800 warrants to purchase common stock at an exercise price of $2.15 per share. These warrants were all exercised in June, 1999.

     A stockholder loaned the Company $3,000,000 in 1996 at an interest rate of 8%. Interest expense related to the loan was $34,000 in 1996.
This loan was subsequently converted to Series E convertible preferred stock. In connection with this loan agreement, the Company granted the lender 73,500 warrants to purchase Series D convertible preferred stock at an exercise price of $6.44 per share, which were subsequently converted to 220,500 warrants to purchase common stock at an exercise price of $2.15 per share. As of December 31, 1999, all of these warrants were outstanding and exercisable and expire on dates from May 2000 to February 2001. Such warrants were valued at estimated fair market value at the date of issuance.

     BUYDIRECT.COM (BuyDirect) was a wholly owned division of the Company that distributed electronic software. On March 31, 1998, the Company contributed its ownership in BuyDirect, and net assets related to BuyDirect of approximately $744,000, to a new venture that was separately owned and operated by BuyDirect's existing management group. As part of the transaction, the Company received a 19% ownership interest in the new venture. The Company used the cost method of accounting for its BuyDirect investment thus recorded an investment of approximately $744,000 on its balance sheet. Initially, the Company also entered into a multi-year arrangement with the new venture to provide marketing and promotion through April 30, 2000. Effective October 31, 1998, the Company terminated the initial contract and entered into a new agreement in exchange for approximately $7.5 million for marketing and promotion through September 30, 2000. In conjunction with the new agreement, the Company received a promissory note maturing on October 31, 2002 in the amount of $5.6 million, which was paid off in full in 1999.

     On May 9, 1999 the Company entered into an agreement to sell its effective 40% ownership in Snap.com, a free Internet directory, search and navigation portal service controlled by NBC Multimedia, Inc. The new company is called NBC Internet. NBC Internet was established upon the merger of SNAP! LLC, Xoom.com, Inc., and certain Internet related properties of the National Broadcasting Company, Inc. ("NBC") or its affiliates, including NBC.com, Videoseeker.com, NBC Interactive Neighborhood and a 10% interest in CNBC.com. Upon the closing of the transaction in November, 1999, the Company received common stock aggregating approximately 13% of NBC Internet, which is a publicly traded company. In connection with the transaction, the Company recorded a net gain of $324.4 million in 1999.

(10)    SEGMENT INFORMATION

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


                        December 31,   December 31,
                         1999            1998
                        (000s)          (000s)
                     ---------       ---------
Television               1,241         2,284
CNET Online          1,229,070        86,073
                   -------------    ----------
Consolidated Total   1,230,311        88,357
                   =============    ==========

Revenues are primarily generated in the U.S., and accordingly, geographic data is not presented.


(11)   Quarterly Financial Data

                                                QUARTER ENDED
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                 (UNAUDITED)
                                    ----------------------------------------
                                                        September   December
1999:                               March 31  June 30         30         31
                                    --------  --------  ---------  ---------
1999:
Net revenues                        $20,076   $25,552    $28,409    $38,308
Gross profit                         11,480    16,317     16,930     23,657
Operating income (loss)               1,759     4,326    (28,003)   (39,220)
Income before income taxes           21,872     9,212     69,695    573,444
Net income (loss)                    21,872     9,212     29,384    356,440
Basic net income per share*           $0.31     $0.13      $0.40      $4.84
Diluted net income per
  share*                              $0.29     $0.11      $0.35      $4.18

1998:
Net revenues                         $9,869   $13,293    $14,701    $19,614
Gross profit                          2,814     5,618      7,549     11,192
Operating income (loss)              (2,092)      231      1,171      3,647
Income (loss) before income taxes    (5,572)      340      3,867      4,388
Net income (loss)                    (5,572)      340      3,867      4,388
Basic net income (loss)
  per share*                         ($0.09)    $0.01      $0.06      $0.06
Diluted net income (loss)
  per share*                         ($0.09)    $0.01      $0.05      $0.06


Note: The 1998 quarterly financial data for the quarters presented above has been restated to reflect the acquisition of Sumo which was accounted for as a pooling-of-interests.

*   Reflects the two-for-one stock splits effective March 8, 1999 and May 10,
    1999.

(12)   SUBSEQUENT EVENTS

     On January 4, 2000, the Company announced a joint venture with AMFM Inc., to create CNET Radio, the country's first all-tech radio format. The first CNET Radio station launched in January in San Francisco with plans to roll it out nationally by the end of 2000. Under the terms of the agreement, the Company and AMFM will share revenue on the sale of advertising on the new station. The Company will be responsible for production and broadcast of CNET Radio.

     On January 12, 2000, the Company announced a joint venture with Asiacontent.com, a leading Asian Internet media network, to create CNET Asia, a collection of Internet sites bringing localized technology news, reviews, product comparisons and shopping services to Asian audiences. Both partners will co-fund this venture.
The Company retains an option to purchase Asiacontent.com's share of the venture, at a predetermined price.

    On February 23, 2000, the Company acquired Digital Media Services, Inc., ("DMS") a California Corporation, through the merger of DMS into the Company. Pursuant to the merger, the Company paid $18 million in cash and issued 109,091 shares of common stock. Digital Media Services provides tools that enable manufacturers and merchants to offer product-specific promotions directly to customers before and at the point-of-sale, both online and offline. The Company will record this transaction using purchase accounting.

     On February 29, 2000, the Company completed the acquisition of mySimon inc., a California corporation ("mySimon"), through a merger of CNET Sub, Inc., a Delaware corporation and wholly-owned direct subsidiary of the Company, with and into mySimon pursuant to which the Company issued approximately 11.3 million shares of its Common Stock. MySimon owns and operates www.mySimon.com, an online comparison shopping web site. The Company intends to account for this transaction using the pooling-of-interests accounting method.

         The following pro forma unaudited financial information presents the combined results of operations of CNET as if the acquisition of mySimon* had occurred as of the beginning of 1998, and 1999.

                                       Year Ended December 31,
                                    (000s, except per share data)
                                              unaudited
                                       -----------------------
                                            1999          1998
                                       -------------- ---------

            Net revenues                 $114,028     $57,480
            Net income                    401,049       1,738
            Basic net income per share      $4.82        $.02
            Diluted net income per share    $4.28        $.02

           * mySimon's date of inception was April 27, 1998.

                                SCHEDULE II

                     CNET NETWORKS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                           (Numbers presented in thousands)

                                 Additions
                                -----------------------

                   Balance at   Charged to  Charged to                  Balance
                    Beginning    Costs and     Other      Deductions    at End
                    of Period    Expenses    Accounts      Describe    of Period
                   ------------ ----------- -----------  ------------ -----------
             1999
------------------
Allowance for
  doubtful accounts   $1,722      $4,745        $210(3)  $1,999 (1)     $4,678

             1998
------------------
Allowance for
  doubtful accounts     $461      $1,443        $621(3)    $743 (1)     $1,722
                                                            $60 (2)
             1997
------------------
Allowance for
  doubtful accounts     $100        $578        --         $217 (1)       $461



(1) Accounts written off.
(2) Part of sale of Buy Direct, Inc.
(3) Amounts charged to revenue to cover underdelivery of guaranteed impressions.

S-2  Independent Auditors' Report on Schedule

The Board of Directors
CNET Networks, Inc.

Under date of February 29, 2000, we reported on the consolidated balance sheets of CNET Networks, Inc., and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statements schedule in the annual report on Form 10-K for the year 1999. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

                                                   /s/  KPMG LLP
San Francisco, California
February 29, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


        Incorporated by reference from the Registrant's definitive Proxy Statement for its 2000 annual meeting, which will be filed pursuant to Regulation 14A (the "2000 Proxy Statement"), under the caption
"Management."


ITEM 11.  EXECUTIVE COMPENSATION

        Incorporated by reference from the 2000 Proxy Statement, under the caption "Executive Compensation and Other Information," but specifically excluding the information under the captions "--
Performance Graph" and "-- Compensation Committee's Report on
Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference from the 2000 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and
Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference from the 2000 Proxy Statement under the caption "Certain Relationships and Related Transactions."


ITEM 14.  EXHIBITS,FINANCIAL STATEMENT SCHEDULES LIST AND REPORTS ON FORM 8-K

(a)   EXHIBITS:

(1) Financial Statements. The following consolidated financial statements are filed as a part of this report under Item 8, "Financial Statements and Supplementary Data":

    Consolidated Balance Sheets as of December 31, 1999 and 1998

    Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

    Consolidated Statements of Cash Flow for the years ended December
      31, 1999, 1998 and 1997

    Notes to Consolidated Financial Statements

    Independent Auditors' Report of KPMG LLP

(2) Financial Statement Schedules. The following financial statement schedules are filed as part of this report:

       S-1 Schedule II Valuation and Qualifying Accounts


       S-2  Independent auditors report on schedule


(3) Exhibits.

1    (1) --    Amended and Restated Certificate of Incorporation of
               the Company
3.2  (2) --    Certificate of Amendment of Certificate of Incorporation
               of the Company
3.4   *  --    Amended and Restated Bylaws of the Company
4.1  (1) --    Specimen of Common Stock Certificate
5.1  (3) --    Indenture dated March 8, 1999 between the Company
               and The Bank of New York, as trustee
5.2  (3) --    Form of 5% Convertible Subordinated Note due 2006
10.1 (1) --    CNET, Inc. Amended and Restated 1994 Stock Option Plan
10.2 (4) --    CNET, Inc. Amended and Restated 1997 Stock Option Plan
10.3 (4) --    CNET, Inc. Amended and Restated 1996 Employee Stock Purchase
               Plan
10.4 (1) --    Employment Agreement, dated as of October 19, 1994,between the
               Company and Halsey M. Minor
10.5 (3) --    Employment Agreement, dated as of October 19, 1994,
               between the Company and Shelby W. Bonnie
10.6 (5) --    Employment Agreement dated as of April 27, 1999 by and
               between the Company and Richard Marino
10.7 (1) --    Lease Agreement, dated as of January 28, 1994,
               between the Company and Montgomery/North
               Associates and amended as of January 31, 1995
               and as of October 19, 1995
10.8 (1) --    Lease, dated as of October 19, 1995, between the
               Company and The Ronald and Barbara Kaufman
               Revocable Trust, et al.
10.9 (6) --    Office Lease between One Beach Street, LLC and the Company dated September 24, 1997
10.10(7) --    Agreement and Plan of Merger, dated as of May 7, 1998
               by and among CNET, Inc., and CNET Acquisition Corp.,
               Vision Inc. and the stockholders of U.Vision Inc.
10.11(8) --    Contribution Agreement, dated as of June 4, 1998,
               by and among the Company, NBC and Snap! LLC.
10.12(8) --    Amended and Restated Limited Liability Company
               Agreement of Snap! LLC, dated as of June 30, by and
               among the Company and NBC Multimedia, Inc.
10.13(8) --    Stock Purchase Agreement, dated as of June 4, 1998, by and between the Company and NBC
10.14(9) --    Standstill Agreement between NBC Internet and CNET, Inc.(3)
10.15(9) --    Voting Agreement among Xoom.com, Inc., National Broadcasting
               Company, Inc., CNET,Inc., Chris Kitze and Flying Disc
               Investments Limited Partnership, dated May 9, 1999
10.16(9) --    Voting and Right of First Offer Agreement between National
               Broadcasting Company, Inc. and CNET, Inc. (incorporated by reference to the exhibits to NBC Internet's Registration
               Statement on Form S-4 (Registration No. 333-82639) filed
               on July 12, 1999)
10.17(9) --    Preferred Carriage Agreement by and between CNET, Inc.,
               National Broadcasting Company,Inc., NBC  Multimedia, Inc.
               and Snap! LLC., dated June 30, 1998(incorporated by reference to the exhibits to NBC Internet's Registration Statement on
               Form S-4 (Registration No. 333-82639) filed on July 12, 1999)
10.18(9) --    Addendum to Preferred Carriage Agreement between CNET, Inc.
               and Snap! LLC, dated June 30, 1998(incorporated by reference to the exhibits to NBC Internet's Registration Statement on
               Form S-4 (Registration No. 333-82639) filed on July 12, 1999)
10.19(9) --    Addendum to the Snap Agreements by and among CNET, Inc.,
               National Broadcasting Company, Inc., NBC Multimedia, Inc. and
               Snap! LLC., dated May 9, 1999(incorporated by reference to the exhibits to NBC Internet's Registration Statement on Form S-4
               (Registration No. 333-82639) filed on July 12, 1999)
10.20(10)--    Agreement and Plan of Merger, dated as of February 2, 1999, by and among CNET, Inc., NetVentures, Inc. and the
               stockholders of NetVentures, Inc. (incorporated by reference to an exhibit to the Company's Current Report on Form 8-K
               dated March 1, 1999
10.21(10)--    Purchase Agreement, dated as of December 18, 1998, by and
               among Jenesys LLC and Steve Jenkins
10.22(10)--    Amendment No. 1 to Purchase Agreement, dated as of January
               22, 1999, by and among CNET, Inc. and Jenesys  LLC and
               Steve Jenkins
10.23(10)--    Amendment No. 2 to Purchase Agreement, dated as of February
               11, 1999, by and among CNET, Inc. and Jenesys LLC and
               Steve Jenkins
10.24(11)--    Agreement and Plan of Merger, dated as of February
               19, 1999, by and among CNET, Inc., AuctionGate Interactive, and the stockholders of AuctionGate, Inc.
10.25(11)--    Agreement and Plan of Merger, dated as of March 22, 1999,
               by and among the Company, KillerApp Corporation and
               Benjamin Chiu (incorporated by reference to an exhibit
               to the Company'Current Report on Form 8-K dated March 30,
               1999)
10.26(12)--    Agreement and Plan of Merger , dated as of April 30, 1999, by and among the Company and the Company, Sumo, Inc. and
               the stockholders of Sumo, Inc.
10.27(13)--    Stock Purchase Agreement, dated as of July 23, 1999, by
               and among the Company, GDT, S.A. and the Shareholders of
               GDT, S.A.
10.28(13)--    Agreement and Plan of Merger, dated as of July 29, 1999,
               by and among the Company, Nordby International, Inc.
               and Neil Nordby
10.29(14)--    Agreement and Plan of Merger, dated as of October 7,
               1999, by and among the Company, SavvySearch, Ltd. and
               the stockholders of SavvySearch Ltd.
10.30(3)--     Registration Agreement dated March 8, 1999 between
               the Company and Salomon Smith Barney Inc. BancBoston
               Robertson Stephens Inc. and Volpe Brown & Company, LLP,
               as Representatives of the Initial Purchasers
21.1(1) --     List of Subsidiary Corporations
23.1*   --     Consent of Independent Auditors



*..........Filed herewith.
(1)........Incorporated by reference from a previously filed
 ...........exhibit to the Company's Registration Statement on
 ...........Form SB-2, registration no.333-4752-LA.
(2)........Incorporated by reference from a previously filed exhibit to
 ...........the Company's Quarterly Report on Form 10-Q for the quarter
 ...........ended June 30, 1998.
(3)........Incorporated by reference from a previously filed exhibit
 ...........to the Company's Annual Report on Form 10-K for the year
 ...........ended December 31, 1998.
(4)........Incorporated by reference from a previously filed
 ...........exhibit to the Company's Quarterly Report on Form 10-Q for
 ...........the period ended September 30, 1999.
(5)........Incorporated by reference from a previously filed exhibit
 ...........to the Company's Quarterly Report on Form 10-Q for the period
 ...........ended June 30, 1999.
(6)........Incorporated by reference from a previously filed
 ...........exhibit to the Company's Quarterly Report on Form
 ...........10-QSB for the quarter ended September  30, 1997.
(7)........Incorporated by reference from a previously
 ...........filed exhibit to the Company's Current Report on
 ...........Form 8-K filed May 22, 1998.
(8)........Incorporated by reference from a previously filed
 ...........exhibit to the Company's Current Report on Form
 ...........8-K filed July 15, 1998.
(9)........Incorporated by reference from a previously filed exhibit
 ...........to NBC Internet's Registration Statement on Form S-4
 ...........(Registration No. 333-82639) filed on July 12, 1999
(10).......Incorporated by reference from a previously filedexhibit
 ...........to the Company's Current Report on Form 8-K filed
 ...........March 1,1999.
(11).......Incorporated by reference from a previously filed exhibit
 ...........to the Company's Current Report on Form 8-K filed March
 ...........30, 1999.
(12).......Incorporated by reference from a previously filed exhibit
 ...........to the Company's Current Report on Form 8-K filed May
 ...........14, 1999.
(13).......Incorporated by reference from a previously filed
 ...........exhibit to the Company's Current Report on Form 8-K filed
 ...........August 6, 1999.
(14).......Incorporated by reference from a previously filed exhibit
 ...........to the Company's Current Report on Form 8-K filed October
 ...........22, 1999.


(b)........No reports on Form 8-K were filed during the last
 ...........quarter of the period covered by this report.




                                        SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          By   /s/ Shelby W. Bonnie
                               ----------------------------------
                                Shelby W. Bonnie
                                Chief Executive Officer

                         Date   March 30, 2000
                               ----------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                         By     /s/ Halsey M. Minor
                               ----------------------------------
                                Halsey M. Minor
                                Chairman of the Board

                         Date   March 30, 2000
                               ----------------------------------

                         By     /s/  Shelby W. Bonnie
                               ----------------------------------
                                Shelby W. Bonnie
                                Chief Executive Officer

                         Date   March 30, 2000
                               ----------------------------------

                         By     /s/  Richard M. Marino
                               ----------------------------------
                                Richard M. Marino
                                President

                         Date   March 30, 2000
                               ----------------------------------

                         By     /s/  Douglas N. Woodrum
                               ----------------------------------
                                Douglas N. Woodrum
                                Director, Executive Vice President
                                and Chief Financial Officer

                         Date   March 30, 2000
                               ----------------------------------

                         By      /s/  John C. "Bud" Colligan
                               ----------------------------------
                                John C. "Bud" Colligan
                                Director

                         Date   March 30, 2000
                               ----------------------------------

                         By      /s/  Mitchell Kertzman
                               ----------------------------------
                                Mitchell Kertzman
                                Director

                         Date   March 30, 2000
                               ----------------------------------

                         By      /s/  Eric Robison
                               ----------------------------------
                                Eric Robison
                                Director

                         Date   March 30, 2000
                               ----------------------------------

                         By      /s/  David P. Overmyer
                               ----------------------------------
                                David P. Overmyer
                                Vice President, Finance and Administration
                                (Principal Accounting Officer)

                         Date   March 30, 2000
                               ----------------------------------