Form 10-Q
period 2000-03-31
CNET NETWORKS INC
filed 2000-05-15
CIK 1015577

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-Q


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                         TELEPHONE NUMBER (415) 364-8000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/  No / /

As of April 30, 2000 there were 85,809,402 shares of the registrant's common stock outstanding.

===============================================================================

Part 1.  Financial Information
Item 1.   Financial Statements

                                   CNET NETWORKS, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (000's OMITTED)

                                                   March 31,      December 31,
                                                   2000           1999
                                                   -------------  -------------
                              ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . .       $169,760        $53,063
     Investments in marketable debt securities .         51,116         65,985
     Investments in marketable equity securities        495,831        785,909
     Accounts receivable, net. . . . . . . . . .         31,834         24,628
     Other current assets. . . . . . . . . . . .         28,362         18,743
     Restricted cash . . . . . . . . . . . . . .            901            740
                                                   -------------  -------------
          Total current assets . . . . . . . . .        777,804        949,068

Investments in marketable debt securities. . . .        111,818        109,802
Investments in marketable equity securities. . .         53,828          -
Property and equipment, net. . . . . . . . . . .         34,086         30,044
Other assets . . . . . . . . . . . . . . . . . .         72,357         50,609
Goodwill . . . . . . . . . . . . . . . . . . . .        749,116         90,788
                                                   -------------  -------------
                                                     $1,799,009     $1,230,311
                                                   =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable. . . . . . . . . . . . . .         $6,921        $11,461
     Accrued liabilities . . . . . . . . . . . .         21,872         16,398
     Current portion of long-term debt . . . . .          6,083          5,750
     Income taxes payable. . . . . . . . . . . .             -           5,398
     Deferred tax liability. . . . . . . . . . .        229,348        306,352
                                                   -------------  -------------
          Total current liabilities. . . . . . .        264,224        345,359

Long-term debt . . . . . . . . . . . . . . . . .        233,387        179,114
                                                   -------------  -------------
          Total liabilities. . . . . . . . . . .        497,611        524,473

Stockholders' equity:
     Common stock. . . . . . . . . . . . . . . .              8              7
     Additional paid in capital. . . . . . . . .        909,581        218,670
     Other comprehensive income. . . . . . . . .         53,747        121,409
     Retained earnings . . . . . . . . . . . . .        338,062        365,752
                                                   -------------  -------------
          Total stockholders' equity . . . . . .      1,301,398        705,838
                                                   -------------  -------------
                                                     $1,799,009     $1,230,311
                                                   =============  =============

     See accompanying notes to condensed consolidated financial statements

                                   CNET NETWORKS, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                               (000's OMITTED)

                                        Three Months Ended
                                             March 31,
                                     --------------------------
                                             2000         1999
                                     ------------- ------------
Revenues:
   Internet. . . . . . . . . . . . .      $42,043      $18,424
   Broadcast . . . . . . . . . . . .        2,323        1,652
                                     ------------- ------------
      Total revenues . . . . . . . .       44,366       20,076

Cost of revenues:
   Internet. . . . . . . . . . . . .       14,072        6,989
   Broadcast . . . . . . . . . . . .        2,722        1,607
                                     ------------- ------------
      Total cost of revenues . . . .       16,794        8,596
                                     ------------- ------------
Gross profit . . . . . . . . . . . .       27,572       11,480

Operating expenses:
   Sales and marketing . . . . . . .       14,728        5,120
   Development . . . . . . . . . . .        2,447        1,508
   General and administrative. . . .        5,994        2,787
   Amortization of goodwill. . . . .       28,114          306
                                     ------------- ------------
      Total operating expenses . . .       51,283        9,721
                                     ------------- ------------
Operating income(loss) . . . . . . .      (23,711)       1,759

Other income (expense):
   Gain (loss) on investments. . . .       (3,966)      19,875
   Other income (expense), net . . .          (13)         238
                                     ------------- ------------
   Total other income (expense). . .       (3,979)      20,113
                                     ------------- ------------
   Net income(loss) before income tax    ($27,690)     $21,872

    Income taxes                            -             -
                                     ------------- ------------
   Net income (loss) after income tax    ($27,690)     $21,872
                                     ============= ============

Other comprehensive income (loss), net of tax:

   Unrealized holding gains (loss)
    arising during the period. . . .      (67,662)     127,008
                                     ------------- ------------
   Comprehensive income (loss)           ($95,352)    $148,880
                                     ============= ============

Basic net income (loss) per share. .       ($0.36)       $0.31
                                     ============= ============

Diluted net income (loss) per share.       ($0.36)       $0.29
                                     ============= ============

Shares used in calculating
  basic per share data . . . . . . .       77,422       69,459
                                     ============= ============

Shares used in calculating
  diluted per share data . . . . . .       77,422       76,423
                                     ============= ============


    See accompanying notes to condensed consolidated financial statements.

                                   CNET NETWORKS, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000's OMITTED)

                                                           Three Months Ended
                                                            March 31,
                                                      ------------------------
                                                         2000         1999
                                                      ------------ -----------
Cash flows from operating activities:
   Net income (loss). . . . . . . . . . . . . . . . .    ($27,690)    $21,872
   Adjustments to reconcile net income (loss) to net
     cash provided (used) in operating activities:
     Depreciation and amortization. . . . . . . . . .      31,266       1,851
     Amortization of program costs. . . . . . . . . .       2,118       1,949
     Allowance for doubtful accounts. . . . . . . . .        (959)        (80)
     Investments for services provided. . . . . . . .      (2,274)           -
     Impairment of privately held investments . . . .       5,203            -
     Gain on investments. . . . . . . . . . . . . . .      (1,237)    (19,875)
     Foreign currency translation gain. . . . . . . .         (48)           -
     Changes in operating assets and liabilities:
        Accounts receivable . . . . . . . . . . . . .      (6,247)        332
        Other current assets. . . . . . . . . . . . .     (10,025)     (9,651)
        Other assets. . . . . . . . . . . . . . . . .      (3,899)     (3,201)
        Accounts payable. . . . . . . . . . . . . . .      (4,516)        (22)
        Accrued liabilities . . . . . . . . . . . . .       4,473       3,122
        Income tax liabilities. . . . . . . . . . . .      (5,421)           -
                                                      ------------ -----------
           Net cash used in operating activities. . .     (19,256)     (3,703)
                                                      ------------ -----------
Cash flows from investing activities:
  Purchase of marketable debt securities. . . . . . .     (16,271)           -
  Purchase of equity investments. . . . . . . . . . .      (5,015)           -
  Proceeds from sale of marketable debt securities. .      29,123            -
  Proceeds from sale of marketable equity securities.      53,269            -
  Investments in privately held companies . . . . . .      (4,314)           -
  Cash surplus (deficit) for acquisitions . . . . . .         903      (5,778)
  Purchases of equipment. . . . . . . . . . . . . . .      (6,933)     (1,358)
  Purchases of programming assets . . . . . . . . . .      (1,875)     (2,000)
  Deferred interest . . . . . . . . . . . . . . . . .           -        (690)
                                                      ------------ -----------
           Net cash provided by (used in)
             investing activities . . . . . . . . . .      48,887      (9,826)
                                                      ------------ -----------
Cash flows from financing activities:
  Net proceeds from issuance of convertible debt. . .           -     166,943
  Net proceeds from issuance of derivative instruments     81,630            -
  Net proceeds from employee stock purchase plan. . .         482         190
  Net proceeds from exercise of options and warrants        4,954       3,263
  Principal payments on capital leases. . . . . . . .           -         (42)
  Principal payments on equipment note. . . . . . . .           -        (124)
                                                      ------------ -----------
           Net cash provided by financing activities.      87,066     170,230
                                                      ------------ -----------
Net increase in cash and cash equivalents . . . . . .     116,697     156,701
Cash and cash equivalents at beginning of period  . .      53,063      51,538
                                                      ------------ -----------
Cash and cash equivalents at end of period  . . . . .    $169,760    $208,239
                                                      ============ ===========
Supplemental disclosure of cash flow information:
  Interest paid . . . . . . . . . . . . . . . . . . .      $4,334        $130
  Taxes paid. . . . . . . . . . . . . . . . . . . . .       5,398          -

Supplemental disclosure of noncash transactions:
  Issuance of debt for acquisitions . . . . . . . . .     $    -        $5,098

  Unrealized gain (loss) on marketable securities and
     investments, net of deferred tax liability . . .    ($67,662)   $127,008

  Deferred tax liability. . . . . . . . . . . . . . .    $229,348     $50,300

  Issuance of common stock for acquisitions . . . . .    $685,476    $     -

         See accompanying notes to condensed consolidated financial statements.

                                 CNET NETWORKS, INC.

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

        The condensed consolidated results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the current year or any other period.

Net Income (Loss) Per Share

        Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period and diluted net income (loss) per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Net loss per share for the three months ended March 31, 2000 does not include the effect of approximately 11,694,985 shares of common stock equivalents because their effect is anti-dilutive. Net income per share for the period ended March 31, 1999 does not include the effect of the potential conversion of convertible debt to approximately 4,622,624 common shares related to the Convertible Subordinated Debt offering completed on March 8, 1999, because their effect is anti-dilutive.

     The following table sets forth the computation of net income
(loss) per share (in thousands, except per share data):

                                             Three Months
                                           Ended March 31,
                                       -------------------------
                                             2000       1999
                                       --------------  --------
                                               (unaudited)

Net income (loss)                          ($27,690)     $21,872
Basic and diluted:                     ============== ============
 Weighted average common shares
  outstanding used in computing basic        77,422       69,459
  net income (loss) per share          ============== ============
 Basic net income (loss) per share           ($0.36)       $0.31
                                       ============== ============
 Weighted average common shares
  and dilutive common stock equivalents
  outstanding used in computing diluted
  net income (loss) per share                77,422       76,423
                                       ============== ============
 Diluted net income (loss) per share         ($0.36)       $0.29
                                       ============== ============





Marketable Securities

       The Company adopted Statement of Financial SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investments classified as available for sale are reported at market value, with the unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income (loss) in stockholders' equity. Realized gains and losses on sales of investments and declines in value determined to be other than temporary are included in operating results.

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

       In December 1999, the SEC issued Staff Accounting Bulletin ("SAB")
No. 101. The SAB summarized certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 as amended by SAB No. 101A, and any resulting change in accounting principle that a registrant would have to report, is effective no later than the company's fiscal quarter ending June 30, 2000. CNET does not expect the application of SAB No. 101 to have a material effect on its financial position or results of operations, nor do we expect to report a change in accounting principle resulting from its application.

        In March 2000, FASB issued Financial Interpretation No. 44 ("FIN44"). FIN 44 clarifies (a) the definition of employee for purposes of applying Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and
(d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. CNET does not expect the application of FIN 44 to have a material effect on its financial position or results of operations.

(2) Debt

       In February 2000, the Company issued an indexed debt instrument in a public offering of Trust Automatic Common Exchange Securities ("Traces") by NBCi through an Automatic Common Exchange Security Trust (the "Trust"). The Traces offering consisted of 1,250,000 instruments which were sold for $81.38 per share, with gross proceeds to the Company of $102 million. The Traces bear interest at an annual rate of 7.25%, which will be paid on a quarterly basis by the Trust.
The Traces are payable on February 15, 2003, whereby the holder can exchange each security with the Company for either (i) between
 .0833 shares and one share of NBCi common stock that the Company holds, (ii) cash equal to the value of those shares, or
(iii) a combination of those shares and cash, at the election of the Company. The Company has recorded its obligation to the Trust as long-term debt. As a part of the transaction, the Company pledged 1,250,000 shares of NBCi common stock and contributed approximately $20 million as prepaid interest to the Trust. The Company has recorded the pledged shares (at market value) and the prepaid interest as long-term investment in marketable equity securities and other assets, respectively.

       The number of shares, or the amount of cash, that a holder will receive in exchange for a security will vary, depending on the average market price of the common stock of NBCi over the twenty business days before the exchange date. If the average market price is between $81.38 and $97.65, then the holder will receive the value commensurate with one share of NBCi common stock for each Trace. If the average market price is equal to or greater than $97.65, then the holder will receive value commensurate with 0.833 shares of NBCi common stock for each Trace. If the average market price is less than $81.38, then the holder will receive value commensurate with one share of NBCi common stock for each Trace.

      On March 31, 2000 the closing price of NBCi common stock was $43.06 per share. Accordingly the Company recorded our long-term debt related to the Traces at $53.8 million, with a corresponding $47.9 million amount recorded as other comprehensive income in the stockholders' equity section of the balance sheet.

(3) Comprehensive Income

        The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and disclosures of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Financial statements for earlier periods have been reclassified for comparative purposes.

        During the three months ended March 31, 2000 the Company reported unrealized holding losses arising from investments amounting to $67.6 million, net of tax of $77.0 million. The unrealized holding losses arising before tax amounted to $144.6 million. There was a realized gain in the period of $47.9 million related to the Traces debt (see Note 2) for which no taxes were recorded.

       As of March 31, 2000, the Company owns 1,047,422 shares of Vignette Corporation ("Vignette"), 717,972 shares of beyond.com, 1,889,753 shares of Mail.com, Inc. ("Mail.com"), 6,497,584 shares of NBC Internet Inc., ("NBCi) (1,250,000 of these shares are pledged; see Note 2), 1,000,000 shares of Niku Corp. ("Niku"), 874,056 shares of Deltathree.com, Inc. ("deltathree"), 240,000 shares of Ebiz Enterprises,
Inc. ("Ebiz"), and 5,754 shares of Digital River, all public companies.
The Company sold 650,000 shares of common stock of NBCi as part of a public offering by NBCi. The Company recorded a realized gain from this transaction of approximately $744,000. This realized gain was offset by a write down of $5.2 million related to investments in privately held companies.

(4) Segment Information

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

     The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue and cost of revenue by operating segment for purposes of making operating decisions and assessing financial performance. The consolidated information reviewed by the CEO is identical to the information presented in the accompanying financial statement of operations. The Company operates in two segments, Internet operations and broadcast operations. Asset information regarding Internet operations and broadcast operations is as follows:

                                (000s)
                              (unaudited)
                        March 31,     December 31,
                         2000            1999
                        ---------       ---------
Broadcast                  1,402           2,215
CNET Online            1,799,040       1,228,096
                        ---------       ---------
Consolidated Total     1,800,442       1,230,311
                        =========       =========



(5) Acquisitions

    On February 15, 2000, the Company acquired Digital Media Services, Inc., ("DMS") a California Corporation, through the merger of DMS into the Company. Pursuant to the merger, the Company paid $10.7 million in cash and issued 148,611 shares of common stock valued at $7.3 million. DMS provides tools that enable manufacturers and merchants to offer product-specific promotions directly to customers before and at the point-of-sale, both online and offline. The Company recorded this transaction using the purchase method of accounting and recognized approximately $18.0 million in goodwill. The goodwill is being amortized on a straight-line basis over a three year period.

     On February 29, 2000, the Company completed the acquisition of mySimon Inc., a California corporation ("mySimon"), through a merger of CNET Sub, Inc., a Delaware corporation and wholly-owned direct subsidiary of the Company, with and into mySimon pursuant to which the Company issued approximately 10.7 million shares of its common stock and issued 364,730 options with a combined fair value of $678.2 million. mySimon owns and operates www.mySimon.com, an online comparison shopping web site. The Company recorded this transaction using the purchase method of accounting and recognized approximately $668.4 million in goodwill. The goodwill is being amortized on a straight-line basis over a three year period. The mySimon acquisition was originally to be accounted for using the pooling-of-interests method of accounting but was changed to the purchase method of accounting due to the announcement on April 19 by the Company of a stock repurchase plan (see Note 6).

   The following unaudited proforma financial information presents the combined results of operations of CNET as if the acquisitions of DMS and mySimon had occurred as of the beginning of 1999, after giving effect to certain adjustments, including amortization of goodwill. All of these acquisitions were accounted for by the purchase accounting method. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had these entities constituted a single entity during such periods:

                                     Three Months Ended March 31,
                                    (000s, except per share data)
                                              (unaudited)
                                       -----------------------
                                            2000          1999
                                       -------------- ---------

       Net revenues                       $45,367      $20,159
       Net loss                          ($84,573)    ($36,808)
       Basic net loss per share            ($0.99)      ($0.46)
       Diluted net loss per share          ($0.99)      ($0.46)


(6) Subsequent Events

    On April 19, 2000, the Company authorized the repurchase of up to $100 million of its common stock as market and business conditions warrant. Purchases may be made on the open market or in private transactions and no time limit was set for completion of the program. On May 3, 2000, the Company repurchased 100,000 shares at an average price of $34.37 per share.

     In May 2000 the Company entered into a lease for additional office space in San Francisco. The lease is for aproximately 280,000 square feet of square feet of office space and will have an average annual rent of approximately $15.0 million. The lease is expected to commence on June 1, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Overview

   CNET Networks, Inc. is a global media company, producing a branded Internet network, a computer product database and television and radio programming for both consumers and businesses. Using unbiased content as our platform, we have built marketplaces for technology products, and, through our CNET Data Services subsidiary, are the primary provider of information powering the computer and electronics sales and distribution channels. Our Internet network serves millions of users each day. CNET Data Services licenses its multi-lingual product database to U.S. and European online computer retailers, re-sellers and e-commerce companies. CNET television programming airs on CNBC and in national syndication, as well as in nearly 100 foreign countries. CNET Radio airs in the San Francisco Bay Area on KNEW 910 AM.

    We seek to use our editorial, technical, and programming expertise and our product databases to provide news, product information, product reviews, prices and availability to help business and consumers make informed technology buying decisions. Based on the volume of traffic over our branded online network, we have established a leadership position in our market. In 1999, CNET's millions of online users viewed more than 4 billion pages making CNET the most used source for computer and technology information.

    Our products and services provide a platform for advertisers to create brand awareness and sell products to our large, tech-savvy audience. CNET is also actively providing information and services to business to enable and enhance online retailing of computer and technology products. Our products and services are designed to inform buyers and link them with sellers of products and services to create a dynamic, efficient marketplace.

  We earn revenues from:

    - sales of banner and sponsorship advertisements on our online network
    - fees based on the number of CNET users who visit the websites of our merchant partners, which we refer to of our merchant partners, which we refer to as leads
    - advertising sales and licensing fees from our television and radio programming
    - revenues from licensing our original content
    - revenues from licensing our product database

 On February 29, 2000 we completed our acquisition of mySimon, Inc., the Internet's leading comparison shopping service. We have accounted for this transaction using the purchase method of accounting, thus have consolidated the results of mySimon in our financial statements beginning February 29, 2000.

Results of Operations

Revenues

Total Revenues

      Total revenues were $44.4 million and $20.1 million for the three months ended March 31, 2000 and 1999, respectively.

Internet Revenues

        Total Internet revenues were $42.0 million and $18.4 million for the three months ended March 31, 2000 and 1999, respectively. Internet revenues consist primarily of revenues derived from the sale of advertisements on pages delivered to users of our Internet network. Revenues also include revenues from licensing our original content and from licensing our product database. Advertising programs are generally delivered on either an "impression" based program or a "performance" based program. An impression based program earns revenues when an advertisement is delivered to a user of our Internet network. A performance based program earns revenues when a user of our Internet network responds to an advertisement by linking to an advertiser's Internet network. Performance based programs include revenues generated from lead-based compensation from our shopping services. Advertising rates vary depending upon whether a program is impression or performance based, where advertisements are placed, and the amount and length of the advertiser's commitment. Advertising revenues are recognized in the period in which the advertisements are delivered. Our ability to sustain or increase revenues for Internet advertising will depend on numerous factors, which include, but are not limited to, our ability to increase our inventory of delivered Internet pages on which advertisements can be displayed and our ability to maintain or increase advertising rates.

     The increase in Internet revenues of $23.6 million for the three months ended March 31, 2000 compared to the same period in 1999 was primarily attributable to an increase in impression and performance based advertising programs sold on our network. This increase in advertising programs sold was due to increased demand from advertisers and increased availability of advertising programs. Additional advertising programs were available due to an increase in the number of pages delivered to users of our network and increased leads sent to advertisers on our network. Average daily pages delivered for the three months ended March 31, 2000 were approximately 16.5 million an increase of 74% over
9.5 million for the same period in 1999. During the three months ended March 31, 2000 we averaged approximately 218,000 leads per day from our shopping services, an increase of 104% over 107,000 leads per day during the same period in 1999.

 Internet revenues for the first quarter of 2000 included approximately $698,000 in revenues from mySimon, which we began to consolidate into our financial results effective February 29, 2000.

 A portion of our Internet revenues were derived from barter transactions whereby we delivered advertisements on our Internet channels in exchange for advertisements on the Internet sites of other companies. Revenues related to barter transactions were $1.5 million and $1.2 million for the three months ended March 31, 2000 and 1999, respectively.

Broadcast Revenues

        Broadcast revenues were $2.3 million and $1.7 million for the three months ended March 31, 2000 and 1999, respectively.

 For the three months ended March 31, 1999, a significant portion of our broadcast revenues were derived from our licensing agreements with USA Networks. These licensing agreements with USA Networks generated revenues of approximately $1.5 million for the first quarter of 1999. Our agreement with USA Networks expired on December 31, 1999 and was not renewed.

 In May 1999 we entered into an agreement with the National Broadcasting Company ("NBC") whereby NBC granted certain rights to CNBC, Inc. ("CNBC") to carry the sixty minute television program we produce called "CNET News.com". The term of the agreement is from October 1, 1999 through September 30, 2002 and CNBC will pay us an annual fee based on the cost of production, not to exceed $2.5 million per year. We also have the right to sell certain commercial time available on the program. CNET News.com generated revenues of approximately $1.6 million for the first quarter of 2000.

 We also produce a television program, TV.com, which is exclusively distributed by Trans World International ("TWI"). We sell advertisements on TV.com and pay a distribution fee to TWI. In January 2000 we announced the launch of CNET Radio, an all technology news station broadcast in the San Francisco Bay Area. CNET Radio was launched in collaboration with AMFM, Inc. We will share revenues earned from advertising on CNET Radio with AMFM, Inc.

        Internet operations accounted for 95% and 92% of total revenues and broadcast operations accounted for 5% and 8% of total revenues for the three months ended March 31, 2000 and 1999, respectively. We expect to experience fluctuations in Internet and broadcast revenues in the future as a result of many factors, including demand for the Company's Internet sites and broadcast programming and our ability to develop, market and introduce new and enhanced Internet content and broadcast programming.

Cost of Revenues

Total Cost of Revenues

        Total cost of revenues were $16.8 million and $8.6 million for the three months ended March 31, 2000 and 1999, respectively. Cost of revenues include costs associated with the production and delivery of our Internet channels and our broadcast programming. The principal elements of cost of revenues for our Internet operations have been payroll and related expenses for the editorial, production and technology staff, and costs for facilities and equipment. The principal elements of cost of revenues for our broadcast operations have been the production costs of our broadcast programs, which primarily consist of payroll and related expenses for the editorial and production staff and costs for facilities and equipment.

Cost of Internet Revenues

        Cost of Internet revenues were $14.1 million and $7.0 million for the three months ended March 31, 2000 and 1999, respectively, representing 33% and 38% of the related revenues, respectively. The increase of $7.1 million for the three months ended March 31, 2000 as compared to the same period in 1999 was primarily attributable to increases in personnel and personnel related costs. In addition, we had additional costs for server depreciation and bandwidth costs related to delivering an increased number of average daily pages.

Cost of Broadcast Revenues

        Cost of broadcast revenues were $2.7 million and $1.6 million for the three months ended March 31, 2000 and 1999, respectively, representing approximately 117% and 97% of the related revenues. The increase of $1.1 million for the three months ended March 31, 2000 as compared to the same period in 1999 related primarily to increases in personnel and personnel related costs for CNET Radio and costs associated with CNET News.com and TV.com.

Sales and Marketing

        Sales and marketing expenses consist primarily of payroll and related expenses, consulting fees and advertising expenses. Sales and marketing expenses were $14.7 million and $5.1 million for the three months ended March 31, 2000 and 1999, respectively, representing 33% and 26% of total revenues for each of the periods. Sales and marketing expenses increased $9.6 million for the three months ended March 31, 2000 compared to the same period in 1999. The increase in sales and marketing expenses primarily related to the campaign we launched in July 1999 to build our brand. Expenses related to this campaign totaled approximately $3.0 million in the three months ended March 31, 2000, and consisted primarily of radio and print advertising. Prior to July 1999, we had not marketed our brand. The additional increase in sales and marketing expense primarily related to increases in sales and marketing personnel and their related expenses.

Development

     Development expenses include expenses for the development and production of new Internet channels and research and development of new or improved technologies, including payroll and related expenses for editorial, production and technology staff, as well as costs for facilities and equipment.

     Development expenses were $2.4 million and $1.5 million for the three months ended March 31, 2000 and 1999, respectively, representing 6% and 8% of total revenues for each of the periods. The increase in development expenses of $939,000 for the three months ended March 31, 2000 as compared to the same period in 1999 were primarily attributable to additional personnel costs related to the enhancement of the functionality of our Internet network.

General and Administrative

        General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses were $6.0 million and $2.8 million for the three months ended March 31, 2000 and 1999, respectively, representing 14% of total revenues for each of the periods, respectively. General and administrative expenses increased $3.2 million for the three months ended March 31, 2000 compared to the same period in 1999. The increase primarily related to facilitating our growth, such as increased personnel and personnel related costs.

Goodwill Amortization

 Goodwill amortization expenses relate to the amortization of the goodwill we record for companies we have acquired where we use the purchase method of accounting. Goodwill amortization expenses were $28.1 million and $306,000 for the three months ended March 31, 2000 and 1999, respectively. During 1999 we acquired six companies for which we used the purchase method of accounting. These acquisitions included Winfiles.com, Search Linux, GDT, Nordby, Savvy Search and Manageable Software Services, Inc. During the three months ended March 31, 2000 we acquired mySimon and Digital Media Services ("DMS") for which we used the purchase method of accounting. We began amortizing the goodwill associated with the acquisitions of mySimon and DMS on the effective dates of the acquisitions, which were February 29, 2000 and February 16, 2000, respectively. Goodwill attributed to the mySimon and DMS acquisitions totaled $686.4 million. We are amortizing goodwill related to these acquisitions on a straight-line basis over an estimated useful life of three years.

Gain (loss) on Investments

        We had a loss on investments of $4.0 million for the three months ended March 31, 2000 and a gain on investments of $19.9 million for the three months ended March 31, 1999. The loss on investments for the three months ended March 31, 2000 was primarily related to a write-down in value of two of our privately held investments to fair value. The gains on investments for the three months ended March 31, 1999 related to the merger agreement between beyond.com and BuyDirect.com which resulted in our owning shares of beyond.com.

Income Taxes

        We did not record an income tax expense for either of the three month periods ended March 31, 2000 and 1999, respectively.

Net Income (Loss)

        We recorded a net loss of $27.7 million or ($0.36) per diluted share for the three months ended March 31, 2000 compared to a net income of $21.9 million or $0.29 per diluted share for the three months ended March 31, 1999. Net income decreased
$49.6 million for the three months ended March 31, 2000 as compared to the comparable period in 1999. The decrease related primarily to additional goodwill amortization of $27.8 million and a change in gain (loss) on investments in the periods of $23.8 million.

Liquidity and Capital Resources

      As of March 31, 2000, we had cash and cash equivalents of $169.8 million compared to $53.1 million on December 31, 1999.
In addition, on March 31, 2000 we had investments in short term and long term marketable debt securities of $162.9 million and investments in short term and long term marketable equity securities of $549.7 million. Net cash used in operating activities of $19.3 million for the three months ended March 31, 2000 was primarily due to changes in operating assets and liabilities of $25.6 million. Net cash used in operating activities of $3.7 million for the three months ended March 31, 1999 was primarily due to net income of $21.9 million, offset by changes in operating assets and liabilities of $9.4 million and non-cash gains on investments of $19.9 million. Net cash provided by investing activities of $48.9 million for the three months ended March 31, 2000 was primarily attributable to proceeds from the sale of marketable debt and equity securities offset by the purchase of marketable debt and equity securities, investments in privately held companies, cash paid for acquisitions and capital expenditures. Net cash used in investing activities of $9.8 million for the three months ended March 31, 1999 was primarily related to cash paid for acquisitions and capital expenditures. Cash provided by financing activities of $87.1 million for the three months ended March 31, 2000 was primarily attributable to the net proceeds from the issuance of our TRACES security of $81.7 million. Cash provided by financing activities of $170.2 million for the three months ended March 31, 1999 was primarily attributable to proceeds from the issuance of convertible debt of $166.9 million. We believe that existing funds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months.


        As of March 31, 2000 we had obligations outstanding under notes payable totaling $239.5 million. Notes payable included $173 million of 5% Convertible Subordinated Notes, due 2006. In addition, the liability related to our TRACES security was $53.8 million on March 31, 2000. Such obligations were incurred to obtain proceeds for general corporate purposes, to finance acquisitions and increases in marketing expenditures.

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

       The risks, uncertainties and other factors to which forward-statements are subject include, among others, those set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which is available from us, from the Securities and Exchange Commission at prescribed rates and at the web-site www.sec.gov. Such factors include, without limitation, the following: limited operating history; fluctuations in quarterly operating results; failure to compete; risks associated with anticipated growth; risks related to costs associated with new lines of business or acquisitions; risks associated with technological change; availability of key personnel and changes in governmental regulations. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

       Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.
Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

      Investment Risk. We invest in equity instruments of privately-held, information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership is less that 20% and the Company doesn't exert significant influence. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on investments when events and circumstances indicate that such assets might be impaired.


PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Item 3.  Legal Proceedings

          In August 1999, the Simon Property Group filed a complaint against mySimon, Inc., which became our subsidiary on February 29, 2000. The Simon Property Group is a real estate investment trust that owns mall properties. The complaint, which was filed in the Southern District of Indiana at Indianapolis, alleges that our "mySimon" mark infringes the Simon Property Group's "SIMON" mark.In October 1999, the Simon Property Group moved for a temporary restraining order in the matter, which was denied. The parties are now in discovery, with a projected trial date in Fall 2000. Although we believe that the Simon Property Group has not demonstrated the merits of its claim, discovery is ongoing, and accordingly, we cannot predict the outcome of this case. Although we believe that an unfavorable outcome in this case is unlikely, if a court were to determine that the mySimon mark infringes the Simon Property Group mark and forced us to discontinue use of the mark and/or pay significant damages to the Simon Property Group, there could be a material adverse effect on our business, financial condition and results of operations.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 15, 2000, CNET completed the acquisition of Digital Media Services, Inc. In connection with this acquisition, we issued 148,611 shares of our common stock and paid cash consideration of approximately $10.7 million to certain shareholders of Digital Media Services, Inc. No underwriters were involved in the transaction, and we did not pay any underwriting discounts or commissions. The issuance of shares in this transaction was exempt from the registration requirements of the Securities Act of 1993 pursuant to Section 4(2) thereof.

      On February 29, 2000, CNET completed the acquisition of mySimon, Inc. In connection with this acquisition, we issued approximately 10,725,927 shares of our common stock to the shareholders of mySimon, and 364,730. No under writers were involved in the transaction, and we did not pay any underwriting discounts or commissions. The issuance of shares in this transaction was exempt from the registration requirements of the Securities Act of 1993 pursuant to Section 3(a)(10) thereof.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.


2.1  (1)    Agreement and Plan of Merger dated January 19, 2000 among
            CNET, Inc., CNET Sub, Inc. and mySimon, Inc. (incorporated by reference to Exhibit 2.1 to CNET Networks, Inc.'s Current Report on Form 8-K dated January 19, 2000).

27.1*       Financial Data Schedule





____________________
*Filed herewith

(1) Incorporated by reference to Exhibit 2.1 to CNET Networks, Inc.'s Current Report on Form 8-K dated January 19, 2000.


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

May 15, 2000

Date