Form 10-Q
period 2000-06-30
CNET NETWORKS INC
filed 2000-08-14
CIK 1015577

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-Q


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 Yes /X/  No / /

As of July 31, 2000 there were 86,985,411 shares of the registrant's common stock outstanding.

===============================================================================

Part 1.  Financial Information
Item 1.   Financial Statements

                                   CNET NETWORKS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                   (000's OMITTED)

                                                   June 30,       December 31,
                                                   2000           1999
                                                   -------------  -------------
                              ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . .       $102,825        $53,063
     Investments in marketable debt securities .        126,237         65,985
     Investments in marketable equity securities        259,421        785,909
     Accounts receivable, net. . . . . . . . . .         29,349         24,628
     Other current assets. . . . . . . . . . . .         21,330         18,743
     Restricted cash . . . . . . . . . . . . . .            809            740
                                                   -------------  -------------
          Total current assets . . . . . . . . .        539,971        949,068

Investments in marketable debt securities. . . .        108,904        109,802
Investments in marketable equity securities. . .         15,704          -
Property and equipment, net. . . . . . . . . . .         42,619         30,044
Other assets . . . . . . . . . . . . . . . . . .         95,670         50,609
Goodwill . . . . . . . . . . . . . . . . . . . .        685,015         90,788
                                                   -------------  -------------
          Total assets                               $1,487,883     $1,230,311
                                                   =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable. . . . . . . . . . . . . .        $10,737        $11,461
     Accrued liabilities . . . . . . . . . . . .         30,833         16,398
     Current portion of long-term debt . . . . .          6,389          5,750
     Tax related liabilities . . . . . . . . . .        115,081        311,750
                                                   -------------  -------------
          Total current liabilities. . . . . . .        163,040        345,359

Long-term debt . . . . . . . . . . . . . . . . .        197,257        179,114
                                                   -------------  -------------
          Total liabilities. . . . . . . . . . .        360,297        524,473

Stockholders' equity:
     Common stock. . . . . . . . . . . . . . . .              9              7
     Additional paid in capital. . . . . . . . .        922,843        218,670
     Other comprehensive income (loss) . . . . .        (89,697)       121,409
     Retained earnings . . . . . . . . . . . . .        317,406        365,752
     Treasury stock, at cost . . . . . . . . . .        (22,975)         -
                                                   -------------  -------------
          Total stockholders' equity . . . . . .      1,127,586        705,838
                                                   -------------  -------------
          Total liabilities and stockholders'
           equity                                    $1,487,883     $1,230,311
                                                   =============  =============

     See accompanying notes to condensed consolidated financial statements

                                   CNET NETWORKS, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                               (000's OMITTED)

                                        Three Months Ended           Six Months Ended
                                             June 30,                    June 30,
                                     -------------------------- -------------------------
                                             2000         1999          2000        1999
                                     ------------- ------------ ------------- -----------
Revenues:
   Internet. . . . . . . . . . . . .      $49,235      $23,779       $91,278     $42,203
   Broadcast . . . . . . . . . . . .        3,004        1,773         5,327       3,425
                                     ------------- ------------ ------------- -----------
      Total revenues . . . . . . . .       52,239       25,552        96,605      45,628

Cost of revenues:
   Internet. . . . . . . . . . . . .       14,043        7,467        28,115      14,456
   Broadcast . . . . . . . . . . . .        2,161        1,768         4,883       3,375
                                     ------------- ------------ ------------- -----------
      Total cost of revenues . . . .       16,204        9,235        32,998      17,831
                                     ------------- ------------ ------------- -----------
Gross profit . . . . . . . . . . . .       36,035       16,317        63,607      27,797

Operating expenses:
   Sales and marketing . . . . . . .       22,823        6,996        37,551      12,116
   Development . . . . . . . . . . .        4,093        1,656         6,540       3,164
   General and administrative. . . .        6,686        2,408        12,680       5,195
   Amortization of goodwill. . . . .       66,259          931        94,373       1,237
                                     ------------- ------------ ------------- -----------
      Total operating expenses . . .       99,861       11,991       151,144      21,712
                                     ------------- ------------ ------------- -----------
Operating income(loss) . . . . . . .      (63,826)       4,326       (87,537)      6,085

Other income (expense):
   Gain on investments, net. . . . .       73,550        4,700        69,584      24,575
   Other income (expense), net . . .           23          186            10         424
                                     ------------- ------------ ------------- -----------
   Total other income (expense). . .       73,573        4,886        69,594      24,999
                                     ------------- ------------ ------------- -----------
   Net income (loss) before income tax     $9,747       $9,212      ($17,943)    $31,084

    Income tax expense . . . . . . .       30,402         -           30,402          -
                                     ------------- ------------ ------------- -----------
   Net income (loss) after income tax    ($20,655)      $9,212      ($48,345)    $31,084
                                     ============= ============ ============= ===========

Other comprehensive income, net of tax:

   Unrealized holding gains (losses)
    arising during the period. . . .     (143,444)      10,556      (211,106)    137,564
                                     ------------- ------------ ------------- -----------
   Comprehensive income (loss)          ($164,099)     $19,768     ($259,451)   $168,648
                                     ============= ============ ============= ===========

Basic net income (loss) per share. .       ($0.24)       $0.13        ($0.59)      $0.44
                                     ============= ============ ============= ===========

Diluted net income (loss) per share.       ($0.24)       $0.11        ($0.59)      $0.40
                                     ============= ============ ============= ===========

Shares used in calculating
  basic per share data . . . . . . .       85,694       71,651        81,536      70,556
                                     ============= ============ ============= ===========

Shares used in calculating
  diluted per share data . . . . . .       85,694       80,112        81,536      78,534
                                     ============= ============ ============= ===========


    See accompanying notes to condensed consolidated financial statements.

                                   CNET NETWORKS, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000's OMITTED)

                                                           Six Months Ended
                                                            June 30,
                                                      ------------------------
                                                         2000         1999
                                                      ------------ -----------
Cash flows from operating activities:
   Net income (loss). . . . . . . . . . . . . . . . .    ($48,345)    $31,084
   Adjustments to reconcile net income (loss) to net
     cash provided (used) in operating activities:
     Depreciation and amortization. . . . . . . . . .     100,764       4,968
     Amortization of program costs. . . . . . . . . .       3,771       3,294
     Allowance for doubtful accounts. . . . . . . . .        (179)       (296)
     Investments for services provided. . . . . . . .      (6,260)         -
     Impairment of privately held investments . . . .       5,203          -
     Gain on investments. . . . . . . . . . . . . . .     (51,076)    (24,579)
     Foreign currency translation gain. . . . . . . .        (393)         -
     Interest paid to derivative instrument holders .       1,966          -
     Changes in operating assets and liabilities:
        Accounts receivable . . . . . . . . . . . . .      (4,542)     (1,729)
        Other current assets. . . . . . . . . . . . .      (2,848)    (11,284)
        Other assets. . . . . . . . . . . . . . . . .      (1,861)        739
        Accounts payable. . . . . . . . . . . . . . .        (724)      2,768
        Accrued liabilities . . . . . . . . . . . . .      14,351       3,225
        Tax related liabilities . . . . . . . . . . .       1,091          -
        Benefit from exercises of stock options . . .       8,425          -
                                                      ------------ -----------
           Net cash provided by operating
             activities . . . . . . . . . . . . . . .      19,343       8,190
                                                      ------------ -----------
Cash flows from investing activities:
  Purchase of marketable debt securities. . . . . . .     (88,901)   (100,562)
  Purchase of equity investments. . . . . . . . . . .     (31,888)    (13,906)
  Proceeds from sale of marketable debt securities. .      29,744          -
  Proceeds from sale of marketable equity securities.     104,494          -
  Investments in privately held companies . . . . . .     (27,993)         -
  Cash deficit for acquisitions . . . . . . . . . . .      (2,216)     (6,642)
  Purchase of treasury stock. . . . . . . . . . . . .     (22,975)         -
  Purchases of equipment. . . . . . . . . . . . . . .     (18,170)     (6,689)
  Purchases of programming assets . . . . . . . . . .      (3,579)     (3,577)
  Deferred interest . . . . . . . . . . . . . . . . .          -         (690)
                                                      ------------ -----------
           Net cash used in investing activities. . .     (61,484)   (132,066)
                                                      ------------ -----------
Cash flows from financing activities:
  Net proceeds from issuance of convertible debt. . .          -      167,479
  Proceeds from issuance of derivative instruments. .      81,629          -
  Net proceeds from employee stock purchase plan. . .         819         419
  Net proceeds from exercise of options and warrants        9,455       5,203
  Principal payments on capital leases. . . . . . . .          -          (42)
  Principal payments on equipment note. . . . . . . .          -       (1,640)
                                                      ------------ -----------
           Net cash provided by financing activities.      91,903     171,419
                                                      ------------ -----------
Net increase in cash and cash equivalents . . . . . .      49,762      47,543
Cash and cash equivalents at beginning of period  . .      53,063      51,538
                                                      ------------ -----------
Cash and cash equivalents at end of period  . . . . .    $102,825     $99,081
                                                      ============ ===========
Supplemental disclosure of cash flow information:
  Interest paid . . . . . . . . . . . . . . . . . . .      $4,728        $165
  Taxes paid. . . . . . . . . . . . . . . . . . . . .     $28,459        $  -

Supplemental disclosure of noncash transactions:
  Issuance of common stock for acquisitions . . . . .    $685,476         $ -

  Unrealized gain (loss) on marketable securities and
     investments, net of deferred tax liability . . .   ($211,106)   $137,564

  Deferred tax liability. . . . . . . . . . . . . . .    $116,166     $57,337

  Issuance of debt for acquisitions . . . . . . . . .     $   -        $5,098

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

        The condensed consolidated results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the current year or any other period.

Net Income (Loss) Per Share

        Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period and diluted net income (loss) per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Net loss per share for the three months ended June 30, 2000 does not include the effect of approximately 5,307,426 common shares related to options at an average exercise price of $13.03 or approximately 4,622,624 common shares related to the Convertible Subordinated Debt offering at an average exercise price of $37.40 because their effect is anti-dilutive. Net loss per share for the six months ended June 30, 2000 does not include the effect of approximately 6,150,259 common shares related to options at an average exercise price of $14.26 or approximately 4,622,624 common shares related to the Convertible Subordinated Debt offering at an average exercise price of $37.40 because their effect is anti-dilutive. Net income per share for the period ended June 30, 1999, does not include the effect of the potential conversion of convertible debt to approximately 4,622,624 common shares related to the Convertible Subordinated Debt offering because their effect is anti-dilutive.

     The following table sets forth the computation of net income
(loss) per share (in thousands, except per share data):

                                                   Three Months Ended          Six Months Ended
                                                     June 30,                     June 30,
                                               ---------------------------  ---------------------------
                                                   2000          1999           2000          1999
                                               ------------- -------------  ------------- -------------
                                               (unaudited)


Net income (loss)                             ($20,655)     $ 9,212     ($48,345)      $31,084
Basic and diluted:                        ============== ============ =============  ==========
 Weighted average common shares
  outstanding used in computing basic           85,694       71,651      81,536         70,566
  net income (loss) per share             ============== ============ =============  ==========
 Basic net income (loss) per share              ($0.24)       $0.13      ($0.59)         $0.44
                                          ============== ============ =============  ===========
 Weighted average common shares
  and dilutive common stock equivalents
  outstanding used in computing diluted
  net income (loss) per share                   85,694       80,112      81,536         78,534
                                          ============== ============ =============  ===========
 Diluted net income (loss) per share            ($0.24)       $0.11      ($0.59)         $0.40
                                          ============== ============ =============  ===========



Income Taxes

      Income tax expense has been recorded based on an estimated effective tax rate for the year ended December 31, 2000. The estimated effective tax rate has taken into consideration the book tax difference for goodwill amortization in connection with the Company's acquisitions earlier this year.

Marketable Securities

       The Company adopted Statement of Financial SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investments classified as available for sale are reported at market value, with the unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income (loss) in stockholders' equity. Realized gains and losses on sales of investments and declines in value determined to be other than temporary are included in other income (expense).

Recent Accounting Pronouncements

       The FASB recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No.
137 in June 1999, and SFAS No. 138 in June 2000 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company will be required to adopt SFAS No. 133 for the year ended December
31, 2001. Management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or operations of the Company.

       In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101. The SAB summarized certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101B was issued June 26, 2000 which allows registrants until the fourth quarter of years beginning after December 15, 1999 to implement SAB No. 101. SAB No. 101 as amended and any resulting change in accounting principle that a registrant would have to report, is effective no later than the Company's fiscal quarter ending December 31, 2000.
CNET does not expect the application of SAB No. 101 to have a material effect in its financial position or results of operations, nor do we expect to report a change in accounting principle resulting from its application.

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

(2) Debt

       In February 2000, the Company issued an indexed debt instrument in a public offering of Trust Automatic Common Exchange Securities ("Traces") by NBCi through an Automatic Common Exchange Security Trust (the "Trust"). The Traces offering consisted of 1,250,000 instruments which were sold for $81.38 per share, with gross proceeds to the Company of $102 million ($82 million net of $20 million prepaid interest described below). The Traces bear interest at an annual rate of 7.25%, which will be paid on a quarterly basis by the Trust.
The Traces are payable on February 15, 2003, whereby the holder can exchange each security with the Company for either (i) between
 .833 shares and one share of NBCi common stock that the Company holds, (ii) cash equal to the value of those shares, or
(iii) a combination of those shares and cash, at the election of the Company. The Company has recorded its obligation to the Trust as long-term debt. As a part of the transaction, the Company pledged 1,250,000 shares of NBCi common stock and contributed approximately $20 million as prepaid interest to the Trust. The Company has recorded the pledged shares (at market value) and the prepaid interest as long-term investment in marketable equity securities and other assets, respectively.

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

        On June 30, 2000 the closing price of NBCi common stock was $12.56 per share. Accordingly the Company adjusted its long-term debt related to the Traces to $15.7 million, resulting in an unrealized gain of $38.1 million which was recorded in other comprehensive income in the stockholders' equity section of the balance sheet.

(3) Other Income (Expense)
        The Company's reported other income (expense) includes a 19% share of the unconsolidated losses of CNET Asia, a joint venture CNET entered into on January 12, 2000 with Asiacontent.com, a leading Asia
Internet media network. The operations of the joint venture began in April, and the Company's share of the losses amounted to $381,908 for the three month period ended June 30, 2000.

(4) Comprehensive Income

        The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and disclosures of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Financial statements for earlier periods have been reclassified for comparative purposes.

        During the three months ended June 30, 2000 the Company reported unrealized holding losses arising from investments amounting to $143.4 million. There was an unrealized gain in this period of $38.1 million related to the Traces debt (see Note 2) for which no taxes were recorded.

        As of June 30, 2000, the Company owns 1,982,326 shares of Vignette Corporation ("Vignette"), 717,972 shares of beyond.com, 1,857,967 shares of Mail.com, Inc. ("Mail.com"), 6,497,584 shares of NBC Internet Inc., ("NBCi) (1,250,000 of these shares are pledged; see Note 2), 1,000,000 shares of Niku Corp. ("Niku"), 874,056 shares of Deltathree.com, Inc. ("deltathree"), 240,000 shares of Ebiz Enterprises, Inc. ("Ebiz"), and 5,754 shares of Digital River, and 195,000 shares of Siebel Systems, Inc. ("Siebel"), all public companies.

(5) Segment Information

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

                                (000s)
                              (unaudited)
                        June 30,     December 31,
                         2000            1999
                        ---------       ---------
Broadcast                  1,485           1,241
CNET Online            1,486,398       1,229,070
                      ----------      ----------
Consolidated Total     1,487,883       1,230,311
                      ==========      ==========



(6) Subsequent Events

    On July 14, 2000, the Company acquired the remaining 80.1 percent of Apollo Solutions, Inc. ("Apollo"), a Delaware Corporation, through the merger of Apollo into the Company. CNET had acquired a 19.9 percent interest in Apollo on December 8, 1999. Pursuant to the merger, the Company paid $2.0 million in cash and issued 312,000 shares of common stock valued at $9.4 million as of the date of issuance. Apollo provides a Web-based application where Value Added Resellers, IT consultants and resellers can access real time product information, pricing and availability from multiple manufacturers and dis-tributors. The Company will record this transaction using the purchase method of accounting and will amortize any goodwill by use of the straight-line method over a three year period.

    On July 19, 2000, CNET announced that it had entered into a definitive agreement to acquire Ziff-Davis, Inc., a Delaware Corporation. The merger agreement provides for the merger of a subsidiary of CNET with and into Ziff-Davis with Ziff-Davis surviving the merger. As a result of the merger, each share of Ziff-Davis common stock (NYSE:ZD) will convert into 0.3397 shares of our common stock (NASDAQ: CNET) and each share of ZDNet common stock (NYSE:
ZDZ) will convert into 0.5932 shares of our common stock. We expect to close the merger in the fourth quarter of 2000. The merger agreement contains customary closing conditions, including approval from the stockholders of both companies and termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Softbank, which owns a majority of the voting stock in Ziff-Davis, and members of the CNET management who together own about 20% of our voting stock, have agreed to vote for the transaction.
The transaction is expected to be recorded using the purchase method of accounting.

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

    We seek to use our editorial, technical, and programming expertise and our product databases to provide news, product information, product reviews, prices and availability to help business and consumers make informed technology buying decisions. Based on the volume of traffic over our branded online network,we have established a leadership position in our market. In 1999, CNET's millions of online users viewed more than 4 billion pages making CNET the most used source for computer and technology information.

    Our products and services provide a platform for advertisers to create brand awareness and sell products to our large, tech-savvy audience. CNET is also actively providing information and services to businesses to enable and enhance online retailing of computer and technology products. Our products and services are designed to inform buyers and link them with sellers of products and services to create a dynamic, efficient marketplace.

  We earn revenues from:

    - sales of banner and sponsorship advertisements on our online network
    - fees based on the number of CNET users who visit the websites of our merchant partners, which we refer to as leads
    - advertising sales and licensing fees from our television and radio programming
    - revenues from licensing our original content
    - revenues from merchandising services within our product database


    On February 29, 2000 we completed our acquisition of mySimon, Inc., the Internet's leading comparison shopping service. We have accounted for this transaction using the purchase method of accounting, thus have consolidated the results of mySimon in our financial statements beginning February 29, 2000.

Results of Operations

Revenues

Total Revenues

      Total revenues were $52.2 million and $25.6 million for the three months and $96.6 million and $45.6 million for the six months ended June 30, 2000 and 1999, respectively.

Internet Revenues

      Total Internet revenues were $49.2 million and $23.8 million for the three months and $91.3 million and $42.2 million for the six months ended June 30, 2000 and 1999, respectively. Internet revenues consist primarily of revenues derived from the sale of advertisements on pages delivered to users of our Internet network. Revenues also include revenues from licensing our original content and from licensing our product database. Advertising programs are generally delivered on either an "impression" based program or a "performance" based program. An impression based program earns revenues when an advertisement is delivered to a user of our Internet network. A performance based program earns revenues when a user of our Internet network responds to an advertisement by linking to an advertiser's Internet network. Performance based programs include revenues generated from lead-based compensation from our shopping services. Advertising rates vary depending upon whether a program is impression or performance based, where advertisements are placed, and the amount and length of the advertiser's commitment. Advertising revenues are recognized in the period in which the advertisements are delivered. Our ability to sustain or increase revenues for Internet advertising will depend on numerous factors, which include, but are not limited to, our ability to increase our inventory of delivered Internet pages on which advertisements can be displayed and our ability to maintain or increase advertising rates.

     The increase in Internet revenues of $25.5 million for the three month and $49.1 million for the six month periods ended June 30, 2000 compared to the same periods in 1999 were primarily attributable to an increase in impression and performance based advertising programs sold on our network. This increase in advertising programs sold was due to increased demand from advertisers and increased availability of advertising programs. Additional advertising programs were available due to an increase in the number of pages delivered to users of our network and increased leads sent to advertisers on our network. Average daily pages delivered were 16.9 million for the three month period and 16.5 million pages for the six month period ended June 30, 2000 an increase of 57% over 10.8 million for the three month period and an increase of 63% for the six month period in 1999, respectively. Our shopping services generated an average of approximately 200,000 leads per day during the three month period and approximately 209,000 leads per day during the six month period ended June 30, 2000, an increase of 54% and 48% over the same periods in 1999.

     Internet revenues included revenues from mySimon, which we began to consolidate into our financial results effective February 29, 2000. Revenues related to mySimon were approximately $2.7 million for the three months and $3.4 million for the period from March 1, 2000 through June 30, 2000.

    A portion of our Internet revenues were derived from barter transactions whereby we delivered advertisements on our Internet channels in exchange for advertisements on the Internet sites of other companies. Revenues related to barter transactions were $3.0 million and $1.5 million for the three months and $4.6 and $2.7 for the six months ended June 30, 2000 and 1999, respectively.

Broadcast Revenues

    Broadcast revenues were $3.0 million and $1.8 million for the three months and $5.3 million and $3.4 million for the six months ended June 30, 2000 and 1999, respectively.

    For the three and six month periods ended June 30, 1999, a significant portion of our broadcast revenues were derived from our licensing agreements with USA Networks. These licensing agreements with USA Networks generated revenues of approximately $1.5 million and $3.0 million for the three and six month periods ended June 30, 1999, respectively. Our agreement with USA Networks expired on December 31, 1999 and was not renewed.

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

    Internet operations accounted for 94% and 93% of total revenues and broadcast operations accounted for 6% and 7% of total revenues for the three months ended June 30, 2000 and 1999, respectively. Internet operations accounted for 94% and 92% of total revenues and broadcast operations accounted for 6% and 8% of total revenues for the six months ended June 30, 2000 and 1999, respectively. We expect to experience fluctuations in Internet and broadcast revenues in the future as a result of many factors, including demand for the Company's Internet sites and broadcast programming and our ability to develop, market and introduce new and enhanced Internet content and broadcast programming.

Cost of Revenues

Total Cost of Revenues

        Total cost of revenues were $16.2 million and $9.2 million for the three months and $33.0 million and $17.8 million for the six months ended June 30, 2000 and 1999, respectively. Cost of revenues include costs associated with the production and delivery of our Internet channels and our broadcast programming. The principal elements of cost of revenues for our Internet operations have been payroll and related expenses for the editorial, production and technology staff, and costs for facilities and equipment. The principal elements of cost of revenues for our broadcast operations have been the production costs of our broadcast programs, which primarily consist of payroll and related expenses for the editorial and production staff and costs for facilities and equipment.

Cost of Internet Revenues

        Cost of Internet revenues were $14.0 million and $7.5 million for the three months and $28.1 million and $14.5 million for the six months ended June 30, 2000 and 1999, respectively, representing 29%, 31%, 31% and 34% of the related revenues, respectively. The increase of $6.6 million and $13.7 million for the three and six month periods ended June 30, 2000 as compared to the same periods in 1999 were primarily attributable to increases in personnel and personnel related costs. In addition, we had additional costs for server depreciation and bandwidth costs related to delivering an increased number of average daily pages.

Cost of Broadcast Revenues

        Cost of broadcast revenues were $2.2 million and $1.8 million for the three months and $4.9 million and $3.4 million for the six months ended June 30, 2000 and 1999, respectively, representing approximately 72%, 100%, 92% and 99% of the related revenues. The increase of $393,000 and $1.5 million for the three and six month periods ended June 30, 2000 as compared to the same periods in 1999 related primarily to increases in personnel and personnel related costs for CNET Radio and costs associated with CNET News.com and TV.com.

Sales and Marketing

        Sales and marketing expenses consist primarily of payroll and related expenses, consulting fees and advertising expenses. Sales and marketing expenses were $22.8 million and $7.0 million for the three months and $37.6 million and $12.1 million for the six months ended June 30, 2000 and 1999, respectively, representing 44%, 27%, 39% and 27% of total revenues for each of the periods. Sales and marketing expenses increased $15.8 million and $25.4 million for the three and six month periods ended June 30, 2000 compared to the same periods in 1999. The increase in sales and marketing expenses primarily related to marketing campaigns designed to continue to build awareness of our brands, both CNET and mySimon, and to drive additional traffic to our sites. Prior to July 1999, we had not significantly marketed our brand. A portion of the increase in sales and marketing expense primarily related to increases in sales and marketing personnel and their related expenses.

Development

     Development expenses include expenses for the development and production of new Internet channels and research and development of new or improved technologies, including payroll and related expenses for editorial, production and technology staff, as well as costs for facilities and equipment.

     Development expenses were $4.1 million and $1.7 million for the three months and $6.5 million and $3.2 million for the six months ended June 30, 2000 and 1999, respectively, representing 8%, 6%, 7% and 7% of total revenues for each of the periods. The increase in development expenses of $2.4 million and $3.4 million for the three and six month periods ended June 30, 2000 as compared to the same periods in 1999 were attributable to additional personnel costs related to the enhancement of the functionality of our Internet network, including mySimon.

General and Administrative

     General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses were $6.7 million and $2.4 million for the three months and $12.7 million and $5.2 million for the six months ended June 30, 2000 and 1999, respectively, representing 13%, 9%, 13% and 11% of total revenues for each of the periods, respectively. General and administrative expenses increased $4.3 million and $7.5 million for the three and six month periods ended June 30, 2000 compared to the same periods in 1999. The increases primarily related to facilitating our growth, such as increased personnel and personnel related costs.

Goodwill Amortization

     Goodwill amortization expenses relate to the amortization of the goodwill we record for companies we have acquired where we use the purchase method of accounting. Goodwill amortization expenses were $66.3 million and $931,000 for the three months and $94.4 million and $1.2 million for the six months ended June 30, 2000 and 1999, respectively. During 1999 we acquired six companies for which we used the purchase method of accounting. These acquisitions included Winfiles.com, GDT, Nordby, Savvy Search and Manageable Software Services, Inc. During the six months ended
June 30, 2000 we acquired mySimon and Digital Media Services ("DMS") for which we used the purchase method of accounting. We began amortizing the goodwill associated with the acquisitions of mySimon and DMS on the effective dates of the acquisitions, which were February 29, 2000 and February 16, 2000, respectively. Goodwill attributed to the mySimon and DMS acquisitions totaled $686.4 million. We are amortizing goodwill related to these acquisitions on a straight-line basis over an estimated useful life of three years.


Gain (loss) on Investments

     We had a net gain on investments of $73.6 million and $4.7 million for the three months and $69.6 million and $24.6 million for the six months ended June 30, 2000 and 1999, respectively. The gain on investments for the three and six months ended June 30, 2000 was primarily related to sales of a portion of our equity holdings in Vignette for gains of approximately $50.0 million and a gain of approximately $23.9 million which we recognized related to a merger between a privately-held company in which we held an equity investment and Siebel Systems Inc. The gains on investments for the three months ended March 31, 1999 related to the merger agreement between beyond.com and BuyDirect.com which resulted in our owning shares of beyond.com.

Income Taxes

     We recorded an income tax expense of $30.4 million for the three months ended June 30, 2000. We did not record income tax expense in the previous quarter, thus our income tax expense for the six months ended June 30, 2000 is also $30.4 million. The income tax expense recorded during the three months ended June 30, 2000 was based on an estimated tax rate for the year ended December 31, 2000, and is primarily related to the net gains on investment sales. The estimated effective tax rate has taken into consideration the goodwill amortization in connection with various acquisitions which is not tax deductible. We did not record an income tax expense in the similar periods in 1999 as we had sufficient net operating loss carryforwards to offset our net income.

Net Income (Loss)

     We recorded a net loss of $20.7 million or $0.24 per diluted share for the three months ended June 30, 2000 compared to net income of $9.2 million or $0.11 per diluted share for the three months ended June 30, 1999. We recorded a net loss of $48.3 million or $0.59 per diluted share for the six months ended June 30, 2000 compared to net income of $31.1 million or $0.40 per diluted share for the six months ended June 30, 1999. Net income decreased $29.9 million for the three months ended June 30, 2000 as compared to the comparable period in 1999. The decrease related primarily to additional goodwill amortization of $65.3 million, an increase in net gains on investments of $68.9 million and an increase in the provision for income taxes of $30.4 million. Net income decreased $79.4 million for the six months ended June 30, 2000 as compared to the comparable period in 1999. The decrease related primarily to additional goodwill amortization of $93.1 million, an increase in gain (loss) on investments of $45.0 million and an increase in the provision for income taxes of $30.4 million.

Liquidity and Capital Resources

     As of June 30, 2000, we had cash and cash equivalents of $102.8 million compared to $53.1 million on December 31, 1999. In addition, on June 30, 2000 we had investments in short term and long term marketable debt securities of $235.1 million and investments in short term and long term marketable equity securities of $275.1 million. Net cash provided by operating activities of $19.3 million for the six months ended June 30, 2000 was primarily due to changes in operating assets and liabilities of $13.9 million. Net cash provided by operating activities for the six months ended June 30, 2000 also included a net loss of $48.3 million and non-cash gains on investments of $51.1 million, which were offset by depreciation and amortization totaling $100.8 million. Net cash provided by operating activities of $8.2 million for the six months ended June 30, 1999 was primarily due to net income of $31.1 million, offset by changes in operating assets and liabilities of $6.3 million and non-cash gains on investments of $24.6 million. Net cash used in investing activities of $61.5 million for the six months ended June 30, 2000 was primarily attributable to proceeds from the sale of marketable debt and equity securities offset by the purchase of marketable debt and equity securities, investments in privately held companies, cash paid for acquisitions and capital expenditures. Net cash used in investing activities also included the purchase of treasury stock for $23.0 million during the six months ended June 30, 2000. Net cash used in investing activities of $132.1 million for the six months ended June 30, 1999 was primarily related to investments in marketable debt securities. Cash provided by financing activities of $91.9 million for the six months ended June 30, 2000 was primarily attributable to the net proceeds from the issuance of our TRACES security of $81.6 million. Cash provided by financing activities of $171.4 million for the six months ended June 30, 1999 was primarily attributable to proceeds from the issuance of convertible debt of $167.5 million. We believe that existing funds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months.

     As of June 30, 2000 we had obligations outstanding under notes payable totaling $203.6 million. Notes payable included $173 million of 5% Convertible Subordinated Notes, due 2006. In addition, the liability related to our TRACES security was $15.7 million on June 30, 2000. Such obligations were incurred to obtain proceeds for general corporate purposes, to finance acquisitions and increases in marketing expenditures.

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

Special Note Regarding Forward-Looking Statements and Risk
Factors

  Certain statements in this Quarterly Report on Form 10-Q contain "forward-looking statements." Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as "may", "will", "expects", "should", "believes", "plans", "anticipates", "estimates", "predicts", "potential", or "continue", and any other words of similar meaning.

    Risks that could cause the company's projections regarding its financial conditions or results of operations, including projections regarding revenue or net income, to vary include a decrease in user traffic due to competition or failure to offer attractive products, inability to continue to secure advertising commitments due to competition or reduced advertising spending failure of advertisers to meet their commitments under the their contracts to purchase advertising, the cost of the launch of new lines of business, costs associated with technological improvements or the costs associated with acquisitions, including the acquisition of ZD. Statements regarding the expected completion of the transaction Ziff-Davis are subject to the risk the closing conditions will not be satisfied, including the risk that Ziff-Davis will not complete the spin-off of its events business, that regulatory approvals will not be obtained or that the stockholders of CNET will not approve the merger. Investors are urged to read the joint proxy statement/prospectus regarding the merger when it is filed with the SEC (www.sec.gov) because it will contain important information. Additional cautionary statements and risk factors that could cause actual results to differ materially from those reflected in the Company's forward-looking statements are disclosed in "Management's Discussion and Analysis" and in the Company's latest quarterly report on Form 10-Q and under the caption "Risk Factors" in the Company's latest annual report on Form 10-K, copies of which may be obtained from the Company or from the Securities and Exchange Commission at prescribed rates and at the web-site www.sec.gov. All sub-sequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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


PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Item 3.  Legal Proceedings

      In August 1999, the Simon Property Group filed a complaint against mySimon, Inc., which became a subsidiary of CNET Networks, Inc.
on February 29, 2000. The Simon Property Group is a real estate invest-ment trust that owns and develops mall properties nationwide. The complaint, which was filed in the Southern District of Indiana at Indianapolis, alleges that our "mySimon" mark infringes the Simon Property Group's "SIMON" mark. In October 1999, the Simon Property Group moved for a temporary restraining order in the matter, which was denied. Discovery has been completed and a jury trial has been set for August 21, 2000. We still continue to vigorously defend mySimon in this litigation. Although CNET believes that an unfavorable outcome in this case is unlikely, it is impossible to predict the actual outcome. If the court were to determine that the mySimon mark infringes the Simon Property Group mark and force the combined company to discontinue use of the mark and/or pay significant damages to Simon Property Group, there could be a material adverse effect on the business, financial condition and results of operations of the Company.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 14, 2000, the Company acquired the remaining 80.1 percent of Apollo Solutions, Inc. ("Apollo"), a Delaware Corporation, that it did not already own in exchange for $2.0 million in cash and 312,000 shares of common stock. No underwriters wre involved in the transaction and we did not pay any underwriting discounts or commission. The issuance of shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 24, 2000, CNET held its annual meeting of stockholders at which Shelby Bonnie and Eric Robinson were re-elected as directors. Halsey Minor, John "Bud" Colligan, Eric Robinson and Mitchell Kertzman continued as directors following the meeting. The stockholder at the meeting voted on the amendment of CNET's 1997 Stock Option Plan to approve additional shares. Although a majority of shares represented at the meeting voted in favor of the amendment, due to an error in the proxy statement, the vote was null and void.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

2.1 Agreement and Plan of Merger, dated as of July 19, 2000, among Ziff-Davis, the Company and Merger Sub. (1)

10.1        Office Lease by and between 235 Second Street LLC and CNET
            Networks, Inc.

99.1        Press Release, dated as of July 19, 2000, of the Company. (1)

99.2 Stockholder Agreement, dated as of July 19, 2000, among the Company, Softbank America Inc. and Softbank Corp. (1)

99.3 Voting Agreement, dated as of July 19, 2000, among the Company, Softbank America Inc. and Merger Sub. (1)

99.4 Voting Agreement, dated as of July 19, 2000, between Ziff-Davis and Shelby Bonnie. (1)

99.5 Voting Agreement, dated as of July 19, 2000, between Ziff-Davis and Halsey M. Minor. (1)

(b)  Reports on Form 8-K.

      Current Report on Form 8-K filed:

             March 10, 2000
             March 13, 2000
             April 27, 2000

27.1*       Financial Data Schedule


____________________
*Filed herewith



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

August 14, 2000

Date