Form 10-Q
period 2000-09-30
CNET NETWORKS INC
filed 2000-11-14
CIK 1015577

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-Q


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                 Yes /X/  No / /

As of October 31, 2000 there were 137,140,479 shares of the registrant's common stock outstanding.

===============================================================================

Part 1.  Financial Information
Item 1.   Financial Statements

                                   CNET NETWORKS, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                   (000's OMITTED)

                                                   September 30,  December 31,
                                                   2000           1999
                                                   -------------  -------------
                              ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . .       $203,051        $53,063
     Investments in marketable debt securities .         39,433         65,985
     Investments in marketable equity securities        121,552        785,909
     Accounts receivable, net. . . . . . . . . .         34,714         24,628
     Other current assets. . . . . . . . . . . .         30,928         18,743
     Restricted cash . . . . . . . . . . . . . .            822            740
                                                   -------------  -------------
          Total current assets . . . . . . . . .        430,500        949,068

Investments in marketable debt securities. . . .         98,061        109,802
Investments in marketable equity securities. . .          8,203          -
Property and equipment, net. . . . . . . . . . .         45,071         30,044
Other assets . . . . . . . . . . . . . . . . . .        116,197         50,609
Goodwill, net  . . . . . . . . . . . . . . . . .        634,588         90,788
                                                   -------------  -------------
          Total assets . . . . . . . . . . . . .     $1,332,620     $1,230,311
                                                   =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable. . . . . . . . . . . . . .         $7,443        $11,461
     Accrued liabilities . . . . . . . . . . . .         32,159         16,398
     Current portion of long-term debt . . . . .            333          5,750
     Tax related liabilities . . . . . . . . . .         60,347        311,750
                                                   -------------  -------------
          Total current liabilities. . . . . . .        100,282        345,359

Long-term debt & obligations. . . . . . . . . .         192,497        179,114
                                                   -------------  -------------
          Total liabilities. . . . . . . . . . .        292,779        524,473

Stockholders' equity:
     Common stock. . . . . . . . . . . . . . . .              9              7
     Additional paid in capital. . . . . . . . .        944,264        218,670
     Other comprehensive income (loss).  . . . .       (155,312)       121,409
     Retained earnings . . . . . . . . . . . . .        273,855        365,752
     Treasury stock, at cost . . . . . . . . . .        (22,975)         -
                                                   -------------  -------------
          Total stockholders' equity . . . . . .      1,039,841        705,838
                                                   -------------  -------------
          Total liabilities and stockholders'
            equity . . . . . . . . . . . . . . .     $1,332,620     $1,230,311
                                                   =============  =============

     See accompanying notes to condensed consolidated financial statements

                                   CNET NETWORKS, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                               (000's OMITTED)


                                        Three Months Ended           Nine Months Ended
                                             September 30,               September 30,
                                     -------------------------- -------------------------
                                             2000         1999          2000        1999
                                     ------------- ------------ ------------- -----------
Revenues:
   Internet. . . . . . . . . . . . .      $54,212      $26,838      $145,490     $69,041
   Broadcast . . . . . . . . . . . .        2,227        1,571         7,554       4,995
                                     ------------- ------------ ------------- -----------
      Total revenues . . . . . . . .       56,439       28,409       153,044      74,036

Cost of revenues:
   Internet. . . . . . . . . . . . .       17,284        9,155        45,399      23,611
   Broadcast . . . . . . . . . . . .        2,670        2,324         7,553       5,699
                                     ------------- ------------ ------------- -----------
      Total cost of revenues . . . .       19,954       11,479        52,952      29,310
                                     ------------- ------------ ------------- -----------
Gross profit . . . . . . . . . . . .       36,485       16,930       100,092      44,726

Operating expenses:
   Sales and marketing . . . . . . .       19,646       32,998        57,197      45,115
   Development . . . . . . . . . . .        4,712        1,904        11,252       5,069
   General and administrative. . . .        6,167        4,807        18,847      10,002
   Amortization of goodwill. . . . .       67,859        5,224       162,232       6,461
                                     ------------- ------------ ------------- -----------
      Total operating expenses . . .       98,384       44,933       249,528      66,647
                                     ------------- ------------ ------------- -----------
Operating income(loss) . . . . . . .      (61,899)     (28,003)     (149,436)    (21,921)

Other income (expense):
   Gain on investments, net. . . . .       37,311       97,791       106,895     122,365
   Interest income (expense), net. .          243         (312)          253         112
                                     ------------- ------------ ------------- -----------
   Total other income (expense). . .       37,554       97,479       107,148     122,477
                                     ------------- ------------ ------------- -----------
   Net income (loss) before income tax   ($24,345)     $69,476      ($42,288)   $100,556

    Income tax expense . . . . . . .       19,206       40,222        49,608      40,222
                                     ------------- ------------ ------------- -----------
   Net income (loss)                     ($43,551)     $29,254      ($91,896)    $60,334
                                     ============= ============ ============= ===========

Other comprehensive income (loss), net of tax:

   Unrealized holding gains (losses)
    arising during the period. . . .      (65,615)      (4,627)     (276,721)     55,161
                                     ------------- ------------ ------------- -----------
   Comprehensive income (loss)          ($109,166)     $24,627     ($368,617)   $115,495
                                     ============= ============ ============= ===========

Basic net income (loss) per share. .       ($0.50)       $0.40        ($1.10)      $0.85
                                     ============= ============ ============= ===========

Diluted net income (loss) per share.       ($0.50)       $0.35        ($1.10)      $0.76
                                     ============= ============ ============= ===========

Shares used in calculating
  basic per share data . . . . . . .       87,073       72,536        83,485      70,790
                                     ============= ============ ============= ===========

Shares used in calculating
  diluted per share data . . . . . .       87,073       86,105        83,485      79,096
                                     ============= ============ ============= ===========


    See accompanying notes to condensed consolidated financial statements.

                                   CNET NETWORKS, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000's OMITTED)

                                                          Nine Months Ended
                                                            September 30,
                                                      ------------------------
                                                      2000         1999
                                                      ------------ -----------
Cash flows from operating activities:
   Net income (loss). . . . . . . . . . . . . . . . .    ($91,896)    $60,334
   Adjustments to reconcile net income (loss) to net
     cash provided (used) in operating activities:
     Depreciation and amortization. . . . . . . . . .     172,405      12,986
     Amortization of program costs. . . . . . . . . .       5,791       5,616
     Allowance for doubtful accounts. . . . . . . . .       5,381         204
     Exchange of services for cost method . . . . . .
        investments. . . . . . . . . . . .  . . . . .     (12,106)     (3,383)
     Impairment of privately held investments . . . .       5,203           -
     Gain on investment sales . . . . . . . . . . . .     (67,031)   (122,365)
     Foreign currency translation gain. . . . . . . .        (182)          -
     Interest paid to derivative instrument holders .       1,966           -
     Changes in operating assets and liabilities:
        Accounts receivable . . . . . . . . . . . . .     (15,467)     (6,057)
        Other current assets. . . . . . . . . . . . .     (12,407)    (10,064)
        Other assets. . . . . . . . . . . . . . . . .      (2,644)        260
        Accounts payable. . . . . . . . . . . . . . .      (4,017)     13,157
        Accrued liabilities . . . . . . . . . . . . .      15,763       6,490
        Tax related liabilities . . . . . . . . . . .      (4,418)     36,349
        Benefit from exercises of stock options . . .       8,425       3,873
                                                      ------------ -----------
           Net cash provided by (used in) operating
             activities . . . . . . . . . . . . . . .       4,766      (2,600)
                                                      ------------ -----------
Cash flows from investing activities:
  Purchase of marketable debt securities. . . . . . .    (132,523)   (136,482)
  Purchase of equity investments. . . . . . . . . . .     (42,404)          -
  Proceeds from sale of marketable debt securities. .     158,345     101,729
  Proceeds from sale of marketable equity securities.     169,485      12,328
  Investments in privately held companies . . . . . .     (46,523)    (20,991)
  Cash paid for acquisitions. . . . . . . . . . . . .      (4,043)    (39,113)
  Purchases of equipment. . . . . . . . . . . . . . .     (23,813)    (13,848)
  Purchases of programming assets . . . . . . . . . .      (5,651)     (6,084)
  Deferred interest . . . . . . . . . . . . . . . . .           -        (690)
                                                      ------------ -----------
           Net cash provided by (used)
           in investing activities . . . . . . . . .      72,873     (103,151)
                                                      ------------ -----------
Cash flows from financing activities:
  Net proceeds from issuance of convertible debt. . .           -     166,943
  Proceeds from issuance of derivative instruments. .      81,629           -
  Net proceeds from employee stock purchase plan. . .       1,315         661
  Net proceeds from exercise of options and warrants       12,380       5,666
  Purchase of treasury stock. . . . . . . . . . . . .     (22,975)          -
  Principal payments on capital leases. . . . . . . .           -         (42)
  Principal payments on equipment note. . . . . . . .           -      (1,640)
                                                      ------------ -----------
           Net cash provided by financing activities.      72,349     171,588
                                                      ------------ -----------
Net increase (decrease) in cash and cash equivalents.     149,988      65,837
Cash and cash equivalents at beginning of period  . .      53,063      51,538
                                                      ------------ -----------
Cash and cash equivalents at end of period  . . . . .    $203,051    $117,375
                                                      ============ ===========
Supplemental disclosure of cash flow information:
  Interest paid . . . . . . . . . . . . . . . . . . .      $4,728      $4,342
  Taxes paid. . . . . . . . . . . . . . . . . . . . .     $28,459          $-

Supplemental disclosure of noncash transactions:
  Issuance of common stock for acquisitions . . . . .    $703,476     $30,253

  Unrealized gain (loss) on marketable securities and
     investments, net of deferred tax liability . . .   ($276,721)    $55,161

  Issuance of debt for acquisitions . . . . . . . . .          $-     $10,098

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

        The condensed consolidated results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the current year or any other period.

Net Income (Loss) Per Share

        Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period and diluted net income (loss) per share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Basic and diluted net loss per share for the three months ended September 30, 2000 does not include the effect of approximately
5,704,967 common shares related to options with an average exercise price of $13.80 or approximately 791,144 shares of unvested restricted stock with an average exercise price of $12.79 or approximately 4,622,624 common shares related to the Convertible Subordinated Debt offering with an average exercise of $37.40 because their effect is anti-dilutive. Basic and diluted net loss for the nine months ended September 30, 2000 does not include the effect of approximately 6,692,187 common shares related to options with an average price of $14.43 or approximately 852,469 shares of unvested restricted stock with an average exercise price of $5.07 or approximately 4,622,624 common shares related to the Convertible Subordinated Debt offering at an average exercise price of $37.40 because their effect is anti-dilutive. Net income per share for the three months ended September 30, 1999, does include the effect of the potential conversion of convertible debt to approximately 4,622,624 common shares related to the Convertible Subordinated Debt offering because its effect is dilutive. Net income for the nine months ended September 30, 1999 does not include the effect of the potential conversion of convertible debt to approximately 3,475,180 common shares because its effect is anti-dilutive.

     The following table sets forth the computation of net income
(loss) per share (in thousands, except per share data):

                                                   Three Months Ended          Nine Months Ended
                                                     September 30,                     September 30,
                                               ---------------------------  ---------------------------
                                                   2000          1999           2000          1999
                                               ------------- -------------  ------------- -------------
                                               (unaudited)


Net income (loss)                             ($43,551)     $29,254     ($91,896)      $60,334
Interest from convertible note                                1,312
                                          -------------- ------------ ------------- -----------
                                               ($43,551)    $30,556     ($91,896)      $60,334
Basic and diluted:                        ============== ============ =============  ==========
 Weighted average common shares
  outstanding                                   87,073       72,536      83,485         70,790
                                         ============== ============ =============  ==========
 Basic net income (loss) per share              ($0.50)       $0.40      ($1.10)         $0.85
                                          ============== ============ =============  ===========
 Weighted average common shares
  and dilutive common stock equivalents
  outstanding                                   87,073       86,105      83,485         79,096
                                          ============== ============ =============  ===========
 Diluted net income (loss) per share            ($0.50)       $0.35      ($1.10)         $0.76
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

Marketable Securities

       The Company adopted Statement of Financial Accounting Standards (FASB No. 115), "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investments classified as available for sale are reported at market value, with the unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income (loss) in stockholders' equity. Realized gains and losses on sales of investments and declines in value determined to be other than temporary are included in other income (expense).

        As of September 30, 2000, the Company owns 882,326 shares of Vignette Corporation ("Vignette"), 150,880 shares of Beyond.com,
1,381,680 shares of Mail.com, Inc. ("Mail.com"), 6,497,584
shares of NBC Internet Inc., ("NBCi) (1,250,000 of these shares are pledged; see Note 2), 1,000,000 shares of Niku Corp. ("Niku"), 1,085,943 shares of Deltathree.com, Inc. ("deltathree"), 240,000 shares of Ebiz Enterprises,
Inc. ("Ebiz"), and 5,754 shares of Digital River, Inc. ("Digital River"), 200,000 shares of Siebel Systems, Inc. ("Siebel"), 136,363 shares of Virage, Inc. ("Virage"), 97,121 shares of Asiacontent.com Ltd. ("Asiacontent"), 90,395 share of Insiderstreet.com, Inc. ("Insiderstreet"), 2,000,000 shares of Virtual Technology Corp. ("NetDirect"), and 500,000 shares of Infe.com,
Inc. ("INFE"), all public companies.

Recent Accounting Pronouncements

       The FASB recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 in June 1999, and SFAS No. 138 in June 2000 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company will be required to adopt SFAS No. 133 for the year ended December 31, 2001. Management is evaluating the potential impact of the adoption of SFAS No. 133 on the financial position and operations of the Company.

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

        In March 2000, FASB issued Financial Interpretation No. 44 ("FIN44"). FIN 44 clarifies (a) the definition of employee for purposes of applying Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and
(d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The application of FIN 44 did not have a material effect on CNET's financial position or results of operations.

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

        On September 30, 2000 the closing price of NBCi common stock was $6.5625 per share. Accordingly the Company adjusted its long-term debt related to the Traces to $8.2 million, resulting in an unrealized gain of $7.5 million for the three month period ended September 30, 2000 which was recorded in other comprehensive income (loss) in the stockholders' equity section of the balance sheet.

(3) Other Income (Expense)
        The Company's reported other income (expense) includes a 19% share of the unconsolidated losses of CNET Asia, a joint venture CNET entered into on January 12, 2000 with Asiacontent.com, a leading Asia
Internet media network. The operations of the joint venture began in April, and the Company's share of the losses amounted to $352,715 for the three month period ended September 30, 2000, and $733,723 for the nine month period ended September 30, 2000.

(4) Comprehensive Income (Loss)

        The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and disclosures of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Financial statements for earlier periods have been reclassified for comparative purposes.

        During the three months ended September 30, 2000 the Company reported unrealized holding losses net of deferred taxes arising from from investments amounting to $65.6 million. This includes an unrealized gain of $7.5 million related to the Traces debt (see Note 2) for which no taxes were recorded.


(5) Legal Proceedings

      In August 1999, the Simon Property Group filed a complaint against mySimon, Inc., which became a subsidiary of CNET Networks, Inc.
on February 29, 2000. The Simon Property Group is a real estate invest-ment trust that owns and develops mall properties. The complaint, which was filed in the Southern District of Indiana at Indianapolis, alleges that our "mySimon" mark infringes the Simon Property Group's "SIMON" mark. On August 31, 2000 a jury found that our "mySimon" mark infringes on the Simon Property Group's "SIMON" mark.
The jury awarded Simon Property Group damages of $26.5 million. We believe that the jury verdict was not supported by the facts or the law and we plan to appeal the verdict. The judge presiding over the trial has not yet entered judgment on the verdict, nor has he ruled on Simon Property Group's request that mySimon relinquish its name. Unless the verdict is overturned on appeal and unless the judge does not require mySimon to relinquish its name, there could be a material adverse effect on our business, financial condition and results of operation.

(6) Segment Information

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

                                (000s)
                              (unaudited)
                      September 30,     December 31,
                         2000            1999
                        ---------       ---------
Broadcast                  1,286           1,241
CNET Online            1,331,334       1,229,070
                      ----------      ----------
Consolidated Total     1,332,620       1,230,311
                      ==========      ==========



(7) Subsequent Events

    On October 17, 2000, CNET consummated its acquisition of Ziff Davis, Inc. in exchange for the issuance of approximately 50 million shares of CNET common stock. The merger agreement provides for the merger of a subsidiary of CNET with and into Ziff-Davis with Ziff-Davis surviving the merger. As a result of the merger, each share of Ziff-Davis common stock (NYSE:ZD) converted to 0.3397 shares of CNET common stock (NASDAQ: CNET) and each share of ZDNet common stock (NYSE: ZDZ) converted to 0.5932 shares of CNET common stock. The transaction will be recorded using the purchase method of of accounting. Any recorded goodwill will be amortized using the straight line method over three years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Overview

   CNET Networks, Inc. is a global media company, producing two branded Internet networks, a computer product database and television and radio programming for both consumers and businesses. Using unbiased content as our platform, we have built marketplaces for technology products, and, through our CNET Data Services subsidiary, are the primary provider of information powering the computer and electronics sales and distribution channels. Our Internet networks serve millions of users each day. CNET Data Services licenses its multi-lingual product database to U.S. and European online computer retailers, re-sellers and e-commerce companies.


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

  We earn revenues from:

    - sales of banner and sponsorship advertisements on our online network
    - fees based on the number of users who visit the websites of our merchant partners, which we refer to as leads
    - advertising sales and licensing fees from our television and radio programming
    - revenues from licensing our original content
    - revenues from merchandising services within our product database


    On October 17, 2000, we completed the acquisition of ZDNet, Inc. in ex-change for the issuance of approximately 50 million shares of CNET Networks, Inc. common stock. The acquisition will increase our global reach in providing technology information and related services to businesses and individuals across multiple platforms. We will account for this transaction using the purchase method of accounting, and will consolidate the results of ZDNet in our financial statements beginning October 17, 2000. For a complete description of the ZDNet transaction see our Amendment No.1 to Registration Statement on Form S-4 filed September 8, 2000 and our Current Report on Form 8-K filed October 27, 2000, as amended on November 13, 2000.


Results of Operations
     The following discussion does not include the results of ZDNet as that transaction did not close until after September 30, 2000.

Revenues

Total Revenues

     Total revenues were $56.4 million and $28.4 million for the three months and $153.0 million and $74.0 million for the nine months ended September 30, 2000 and 1999, respectively.

Internet Revenues

    Internet revenues were $54.2 million and $26.8 million for the three months and $145.5 million and $69.0 million for the nine months ended September 30, 2000 and 1999, respectively. Internet revenues consist primarily of revenues derived from the sale of advertisements on pages delivered to users of our Internet network.  Revenues also include revenues  from licensing our original content and from licensing our product database and related technology. Advertising programs are generally delivered on either an "impression" based program or a "performance" based program. An impression based program earns revenues when an advertisement is delivered to a user of our Internet network. A performance based program earns revenues when a user of our Internet network responds to an advertisement by linking to an advertiser's Internet network. Performance based programs include revenues generated from lead-based compensation from our
shopping services.   Advertising rates vary depending upon whether a
program is impression or performance based, where advertisements are placed, and the amount and length of the advertiser's commitment. Advertising revenues are recognized in the period in which the advertisements are delivered. Our ability to sustain or increase revenues for Internet advertising will depend on numerous factors, which include, but are not limited to, our ability to increase our inventory of delivered Internet pages on which advertisements can be displayed and our ability to maintain or increase advertising rates.

     The increase in Internet revenues of $27.4 million for the three month and $76.4 million for the nine month periods ended September 30, 2000 compared to the same periods in 1999 were primarily attributable to an increase in impression and performance based advertising programs sold on our network. This increase in advertising programs sold was due to increased demand from advertisers and increased availability of advertising programs. Additional advertising programs were available due to an increase in the number of pages delivered to users of our network and increased leads sent to advertisers on our network. Average daily pages delivered were 17.9 million for the three month period and 17.0 million pages for the nine month period ended September 30, 2000 an increase of 57% over 11.4 million for the three month period and 61% for the nine month period in September 30, 1999, respectively. Our shopping services generated an average of approximately 213,000 leads per day during the three month period and approximately 211,000 leads per day during the nine month period ended September 30, 2000, an increase of 46% and 66% over the same periods in 1999.

     Internet revenues included revenues from mySimon, which we began to consolidate into our financial results effective February 29, 2000. Revenues related to mySimon were approximately $3.5 million for the three months and $7.1 million for the period from March 1, 2000 through September 30, 2000.

    A portion of our revenues are received in the form of securities of our customers. Revenues in the form of securities of our customers amounted to $5.8 million and $1.8 million for the three months and $ 12.1 million and $3.4 million for the nine month periods ended September 30, 2000 and 1999, respectively. In addition, a portion of our Internet revenues were derived from barter transactions whereby we delivered advertisements on our Internet channels in exchange for advertisements on the Internet sites of other companies. Revenues related to barter transactions were $4.2 million and $1.5 million for the three months and $9.2 million and $4.2 million for the nine months ended September 30, 2000 and 1999 respectively.

Broadcast Revenues

    Broadcast revenues were $2.2 million and $1.6 million for the three months and $7.6 million and $5.0 million for the nine months ended September 30, 2000 and 1999, respectively.

    For the three and nine month periods ended September 30, 1999, a significant portion of our broadcast revenues were derived from our licensing agreements with USA Networks. These licensing agreements with USA Networks generated revenues of approximately $500,000 and $1.5 million for the three and nine month periods ended September 30, 1999, respectively. Our agreement with USA Networks expired on December 31, 1999 and was not renewed.

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

    Internet operations accounted for 96% and 94% of total revenues and broadcast operations accounted for 4% and 6% of total revenues for the three months ended September 30, 2000 and 1999, respectively. Internet operations accounted for 95% and 93% of total revenues and broadcast operations accounted for 5% and 7% of total revenues for the nine months ended September 30, 2000 and 1999, respectively.

Cost of Revenues

Total Cost of Revenues

        Total cost of revenues were $20.0 million and $11.5 million for the three months and $53.0 million and $29.3 million for the nine months ended September 30, 2000 and 1999, respectively. Cost of revenues include costs associated with the production and delivery of our Internet channels, creation of our product database and related technology, and our broadcast programming. The principal elements of cost of revenues for our Internet operations have been payroll and related expenses for the editorial, production and technology staff, and costs for facilities and equipment. The principal elements of cost of revenues for our broadcast operations have been the production costs of our broadcast programs, which primarily consist of payroll and related expenses for the editorial and production staff and costs for facilities and equipment.

Cost of Internet Revenues

        Cost of Internet revenues were $17.3 million and $9.2 million for the three months and $45.4 million and $23.6 million for the nine months ended September 30, 2000 and 1999, respectively, representing 32%, 34%, 31% and 34% of the related revenues, respectively. The increase of $8.1 million and $21.8 million for the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999 were primarily attributable to increases in personnel and personnel related costs. In addition, we had additional costs for server depreciation and bandwidth costs related to delivering an increased number of average daily pages.

Cost of Broadcast Revenues

        Cost of broadcast revenues were $2.7 million and $2.3 million for the three months and $7.6 million and $5.7 million for the nine months ended September 30, 2000 and 1999, respectively, representing approximately 120%, 148%, 100% and 114% of the related revenues. The increase of $346,000 and $1.9 million for the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999 related primarily to increases in personnel and personnel related costs for CNET Radio and costs associated with CNET News.com and TV.com.

Sales and Marketing

        Sales and marketing expenses consist primarily of payroll and related expenses, consulting fees and advertising expenses. Sales and marketing expenses were $19.6 million and $33.0 million for the three months and $57.2 million and $45.1 million for the nine months ended September 30, 2000 and 1999, respectively, representing 35%, 116%, 37% and 61% of total revenues for each of the periods. Sales and marketing expenses decreased $13.4 million for the three months ended September 30, 2000 compared to the same period in 1999. The decrease primarily related to a reduction in spending on marketing campaigns designed to build awareness in our brands. Sales and marketing expenses increased $12.1 million for the nine month period ended September 30, 2000 compared to the same period in 1999. The increase in sales and marketing expenses primarily related to marketing campaigns designed to continue to build awareness of our brands, both CNET and mySimon, and to drive additional traffic to our sites. Prior to July 1999, we had not significantly marketed our brand.

Development

     Development expenses include expenses for the development and production of new Internet channels and research and development of new or improved technologies, including payroll and related expenses for editorial, production and technology staff, as well as costs for facilities and equipment.

     Development expenses were $4.7 million and $1.9 million for the three months and $11.3 million and $5.1 million for the nine months ended September 30, 2000 and 1999, respectively, representing 8%, 7%, 7% and 7% of total revenues for each of the periods. The increase in development expenses of $2.8 million and $6.2 million for the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999 were attributable to additional personnel costs related to the enhancement of the functionality of our Internet network, including mySimon.

General and Administrative

     General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses were $6.2 million and $4.8 million for the three months and $18.8 million and $10.0 million for the nine months ended September 30, 2000 and 1999, respectively, representing 11%, 17%, 12% and 14% of total revenues for each of the periods, respectively. General and administrative expenses increased $1.4 million and $8.8 million for the three and nine month periods ended
 September 30, 2000 compared to the same periods in 1999. The increases primarily related to facilitating our growth, such as increased personnel and personnel related costs.

Goodwill Amortization

     Goodwill amortization expenses relate to the amortization of the goodwill we record for companies we have acquired where we use the purchase method of accounting. Goodwill amortization expenses were $67.9 million and $5.2 million for the three months and $162.2 million and $6.5 million for the nine months ended September 30, 2000 and 1999, respectively. During 1999, these acquisitions included Winfiles.com, GDT, Nordby, Savvy Search and Manageable Software
Services, Inc. During the nine months ended September 30, 2000 we acquired mySimon, Digital Media Services ("DMS") and Apollo Solutions for which we used the purchase method of accounting. We began amortizing the goodwill associated with the acquisitions of mySimon, DMS and Apollo Solutions on the effective dates of the acquisitions, which were February 29, 2000, February 16, 2000, and July 1, 2000, respectively. Goodwill attributed to the mySimon, DMS and Apollo Solutions acquisitions totaled $ 705,640 million which we are amortizing on a straight-line basis over an estimated useful life of three years.

Gain (loss) on Investments

     We had a net gain on investments of $37.3 million and $97.8 million for the three months and $106.9 million and $122.4 million for the nine months ended September 30, 2000 and 1999, respectively. The gain on investments for the three and nine months ended September 30, 2000 was primarily related to sales of a portion of our equity holdings in Vignette for gains of approximately $44.6 million and $94.6 million for the three and nine month periods, respectively, and a gain of approximately $23.9 million in the nine month period which we recognized related to a merger between a privately-held company in which we held an equity investment and Siebel Systems Inc. The gains on investments for the nine months ended September 30, 1999 related to the merger agreement between beyond.com and BuyDirect.com which resulted in our owning shares of beyond.com.

Income Taxes

     We recorded an income tax expense of $19.2 million and $40.2 million for the three months and $49.6 million and $40.2 million for the nine months ended September 30, 2000. The income tax expense recorded during each of the periods in 2000 and 1999 was based on an estimated tax rate for each year ended December 31, and is primarily related to the net gains on investment sales. The estimated effective tax rate has taken into consideration the goodwill amortization in connection with various acquisitions which is not tax deductible.

Net Income (Loss)

     We recorded a net loss of $43.6 million or $0.50 per diluted share for the three months ended September 30, 2000 compared to net income of $29.3 million or $0.35 per diluted share for the three months ended September 30, 1999. We recorded a net loss of $91.9 million or $1.10 per diluted share for the nine months ended
September 30, 2000 compared to net income of $60.3 million or $0.76 per diluted share for the nine months ended September 30, 1999. Net income decreased $72.8 million for the three months ended September 30, 2000 as compared to the comparable period in 1999. The decrease related primarily to additional goodwill amortization of $62.6 million, an increase in operating income (before goodwill amortization) of $28.7 million, a decrease in net gains on investments of $60.5 million and a decrease in the provision for income taxes of $21.0 million. Net income decreased $152.2 million for the nine months ended September 30, 2000 as compared to the comparable period in 1999. The decrease related primarily to additional goodwill amortization of $155.8 million, an increase in operating income (before goodwill amortization) of $28.3 million, a decrease in net gains on investments of $15.5 million and an increase in the provision for income taxes of $9.4 million.

Recent Accounting Pronouncements

      See Note 1 to the condensed consolidated financial statements.

Liquidity and Capital Resources

     As of September 30, 2000, we had cash and cash equivalents of $203.1 million compared to $53.1 million on December 31, 1999. In addition, on September 30, 2000 we had investments in short and long term marketable debt securities of $137.5 million and investments in short and long term marketable equity securities of $129.8 million. Net cash provided by operating activities of $4.8 million for the nine months ended September 30, 2000 included a net loss of $91.9 million and non-cash gains on investments sales of $67.0 million and depreciation and amortization totaling $178.2 million. Net cash used in operating activities of $2.6 million for the nine months ended September 30, 1999 was primarily due to net income of $60.3 million and changes in operating assets and liabilities of $44.0 million, offset by non-cash gains on investments of $122.4 million. Net cash provided by investing activities of $72.9 million for the nine months ended September 30, 2000 was primarily attributable to proceeds from the sale of marketable debt and equity securities offset by the purchase of marketable debt and equity securities, investments in privately held companies, cash paid for acquisitions and capital expenditures. Net cash used in investing activity of $103.2 million for the nine months ended September 30, 1999 was primarily related to investments in marketable debt securities. Cash provided by financing activities of $72.3 million for the nine months ended September 30, 2000 was primarily attributable to the net proceeds from the issuance of our TRACES security of $81.6 million. Cash provided by financing activities of $171.6 million for the nine months ended September 30, 1999 was primarily attributable to proceeds from the issuance of convertible debt of $167.0 million. We believe that existing funds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months.

     As of September 30, 2000 we had obligations outstanding under notes payable totaling $190.0 million. Notes payable included $173 million of 5% Convertible Subordinated Notes, due 2006. In addition, the liability related to our TRACES security was $8.2 million on September 30, 2000. Such obligations were incurred to obtain proceeds for general corporate purposes, to finance acquisitions and increases in marketing expenditures.

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

  Statements regarding the company's future financial performance or results of operations, including expected revenue growth, EBITDA growth, growth in leads to merchants, future expenses, future operating margins and other future or expected performance are subject to the following risks: that expected synergies of the ZDNet acquisition will not be achieved; that the businesses will not be integrated successfully; that acquisition costs will be greater than expected; the acquisition of businesses or the launch of new lines of business, which could increase operating expense and dilute operating margins; the inability to identify, develop and achieve success for new products, services and technologies; the inability to attract new customers for the company's channel services products; increased competition, which could lead to decreases in users or negative pressure on the company's pricing and the need for increased marketing; the inability to maintain, establish or renew relationships with commerce, advertising, marketing, technology, and content providers; a decrease in the growth of advertising spending on the Internet in general or on CNET Networks' properties in particular; failure of advertisers to meet their commitments under the their contracts to purchase advertising; costs associated with technological improvements and to the general risks associated with the company' businesses. For risks about CNET's business, see its registration statement on Form S-4 filed September 8, 2000, in connection with the Ziff-Davis merger, its Form 10-K for the year-ended December 31, 1999 and subsequent Forms 10-Q and Forms 8-K, including under the captions "Risk Factors" and "Management's Discussion and Analysis of Results of Operations." For risks about Ziff-Davis's business, which may also apply to its business as part of CNET Networks, see its Form 10-K for the-year ended December 31, 1999 and subsequent Forms 10-Q and Forms 8-K, as well as its definitive proxy statement dated February 7, 2000 and other SEC filings, including under the captions "Risk Factors" and "Management's Discussion and Analysis of Results of Operations."

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


PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

      In August 1999, the Simon Property Group filed a complaint against mySimon, Inc., which became a subsidiary of CNET Networks, Inc.
on February 29, 2000. The Simon Property Group is a real estate invest-ment trust that owns and develops mall properties. The complaint, which was filed in the Southern District of Indiana at Indianapolis, alleges that our "mySimon" mark infringes the Simon Property Group's "SIMON" mark. On August 31, 2000 a jury found that our "mySimon" mark infringes on the Simon Property Group's "SIMON" mark.
The jury awarded Simon Property Group damages of $26.5 million. We believe that the jury verdict was not supported by the facts or the law and we plan to appeal the verdict. The judge presiding over the trial has not yet entered judgment on the verdict, nor has he ruled on Simon Property Group's request that mySimon relinquish its name. Unless the verdict is overturned on appeal and unless the judge does not require mySimon to relinquish its name, there could be a material adverse effect on our business, financial condition and results of operation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 17, 2000 CNET held a special meeting of stockholders at which it approved (a) the issuance of CNET common stock in connection with the Agreement and Plan of Merger, dated as of July 19, 2000, among CNET Networks, Inc., Ziff-Davis, Inc. and TD Merger Sub, Inc., a wholly-owned subsidiary of CNET and (b) the CNET Networks, Inc. 2000 Stock Option Plan. Votes on the share issuance were as follows: 53,885,963 in favor, 353,398 against, and 42,945 abstaining. Votes on the stock option plan were as follows:
46,805,788 in favor, 7,307,585 against and 169,933 abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

2.1(1) Purchase Agreement, dated August 30, 1999, among ZD Inc., ZD Holdings (Europe) Ltd. and Harte-Hanks, Inc.

2.2(1) Purchase Agreement, dated November 17, 1999 between ZD Inc. and WP Education Holdings LLC.

2.3(1) Purchase Agreement, dated November 19, 1999 between ZD Inc. and Vulcan Programming Inc.

2.4(1) Purchase Agreement, dated December 6, 1999 among ZD Inc., ZD Holdings (Europe) Ltd. and WS-ZD Acquisition, Inc.

10.1(1)     Amended 1998 Incentive Compensation Plan

10.2(1)     Amended 1998 Employee Stock Purchase Plan

10.3(1) License Agreement, dated April 5, 2000 between Ziff-Davis Inc. and Ziff Davis Media, Inc.

10.4(1) License Agreement, dated April 5, 2000 between ZD Inc. and Ziff Davis Publishing Holdings, Inc.

10.5(1) License Agreement, dated April 5, 2000 between ZD Inc. and Ziff Davis Publishing Holdings, Inc.

10.6(1) Services Agreement, dated April 5, 2000 between ZD Inc. and Ziff Davis Media, Inc.

10.7(1) Transition Services Agreement, dated April 5, 2000 between ZD, Inc. and Ziff Davis Media, Inc.

10.8(1) Side Letter Agreement, dated as of April 5, 2000, by and among Ziff Davis Media, Inc., ZD Inc., and ZD Holdings (Europe) Ltd.

10.9 Lease of Ziff-Davis Inc.'s headquarters at 28 East 28th Street, New York, New York (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement of Form S-1,
            File No. 333-46493)

10.10 (1)   Agreement and Consent to Assignment, dated as of April 4, 2000, by and among 63 Madison Associates, L.P., ZD Inc. and Ziff Davis
            Publishing Inc.

10.11(1) Assignment and Assumption of Lease, dated as of April 5, 2000 between ZD Inc. and Ziff-Davis, Inc.

10.12(1) Agreement of Sublease, dated March 10, 2000, between ZD, Inc. and Ziff-Davis, Inc.

10.13 Bill of Sale and Assignment, dated as of February 4, 1999, between MAC Holdings (America) Inc. and ZD Inc. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Current Report on Form 8-K, File No. 001-14055)

   (1) Incorporated by reference to the exhibit to the Ziff-Davis, Inc. Annual Report on Form 10-K for the year ended December 31, 1999, filed April 13, 2000.


(b)  Reports on Form 8-K.

      Current Report on Form 8-K filed:

             July 21, 2000
             August 31, 2000
             September 5, 2000
             October 27, 2000
             October 31, 2000
             November 13, 2000

27.1*       Financial Data Schedule


____________________
*Filed herewith



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CNET Networks, INC.
                                        (Registrant)

                                        /s/ Douglas N. Woodrum
                                        ________________________
                                        Douglas N. Woodrum
                                        Executive Vice President,
                                        Chief Financial Officer

November 14, 2000

Date