Form 10-K
period 2000-12-31
CNET NETWORKS INC
filed 2001-04-02
CIK 1015577

===============================================================================

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

                  For the fiscal year ended December 31, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from __________ to __________

                   Commission file number 0-20939


                             CNET Networks, Inc.
          (Exact Name of registrant as specified in its charter)


                   Delaware                                13-3696170
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

      150 Chestnut Street
       San Francisco, CA                                 94111
    (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code  (415) 364-8000

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


     The aggregate market value of common stock held by non-affiliates, based on the closing price at which the stock was sold, at March 30, 2001 approximated $1.1 billion.

     The total number of shares outstanding of the issuer's common stock (its only class of equity securities), as of March 30, 2001 was 136,189,844

        Information is incorporated by reference into Part III of this Form 10-K from the registrant's definitive proxy statement for its 2001 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.



===============================================================================

PART I

Item 1.  Business


OVERVIEW

  CNET Networks, Inc., the global source of technology and commerce-related information, data, exchanges and services, produces a branded Internet network, a print publication, a computer product database and television and radio programming for both consumers and businesses. Using unbiased content as our platform, CNET Networks has built marketplaces for technology and consumer products, and, through our CNET Data Services subsidiary, is the primary provider of information powering the computer and electronics sales and distribution channels.

  The Company's Internet operations are comprised of our Internet network, CNET Data Services and CNET ChannelOnline businesses. The Company's Internet network -- including CNET.com, ZDNet.com, mySimon.com, and its dozens of sub-brands -- serves millions of users each day. Our global media network includes an Internet presence in over 25 countries. CNET Data Services (CDS) licenses access to its multi-lingual product database to U.S. and European online computer retailers, resellers and e-commerce companies, and ended the year with approximately 135 licensing agreements. CNET ChannelOnline is a Web browser-based application provided to Value Added Resellers (VARs) and coupled with CDS' data to streamline business and technology transactions in a centralized product procurement marketplace. At December 31, 2000, CNET ChannelOnline's VAR customer base included approximately 400 unique users enabling over $2.0 billion in annualized commerce transactions through the subscription service.


  The Company's broadcast and publishing operations are comprised of television, radio and print businesses. The Company's News.com television programming airs on CNBC on Saturday and Sunday afternoons. CNET Radio airs in the San Francisco Bay Area on KNEW 910 AM. CNET Networks' Computer Shopper magazine boasts a circulation of more than 500,000 and continues as the largest selling computer publication on newsstands.

  We seek to use our editorial, technical, and programming expertise and our product databases to provide news, product information, product reviews, prices and availability to help business and consumers make informed technology and non-technology buying decisions. Based on the volume of traffic over our branded online network, we have established a leadership position in our market. In 2000, CNET Networks' millions of online users viewed more than 12.2 billion pages, on a full year, combined basis, including CNET.com, ZDNET.com and mySimon.com, making CNET Networks the most used source for computer and technology information.

  CNET Networks' products and services provide a platform for advertisers to create brand awareness and sell products to our large, tech-savvy audience. At the end of 2000, we had relationships with approximately 1,400 advertisers. The Company is also actively providing information and services to business to enable and enhance online retailing of computer and technology products. Our products and services are designed to inform buyers and link them with sellers of products and services to create a dynamic, efficient marketplace.

  We earn revenues from:

- sales of digital marketing, banner and sponsorship advertisements on our internet network
- fees based on the number of CNET.com, ZDNet.com and mySimon.com users who click on an advertisement or text link to visit the websites of our merchant partners, which we refer to as "leads"
- revenues from licensing our original content
- revenues from licensing our CDS product database
- revenues from subscriptions to our ChannelOnline product procurement service
- advertising sales and licensing fees from our print publication, television and radio programming


MARKET OPPORTUNITY

  The Internet has emerged as a global medium, enabling millions of people to share information, communicate, and conduct business electronically. The growth in Internet users, combined with the Web's reach has created a powerful channel for conducting commerce, marketing and advertising. We believe that there is a significant opportunity for a Company to act as a trusted, value-added online intermediary to connect buyers and sellers.

  CNET Networks' content, products and services are substantially focused on the technology sector due to its characteristics and size. We believe that buyers of technology products typically research product capabilities and compare prices before making a purchase decision. Due to its interactive nature, the Web has emerged as a medium that allows buyers to complete that research. At the same time, advertisers can more easily deliver targeted messages to these buyers.

  The global information technology sector, which is primarily made up of PCs, software, peripheral, consumer electronics, wireless services and information technology services, was estimated to represent approximately $950 billion in 2000 according to International Data Corporation. In addition, CMR estimates that technology-related companies spent $15.6 billion on offline advertising in 2000, with $7.5 billion, or 50% of that spent on print. This category is expected to grow to $1.3 trillion in 2003. We believe our revenue opportunity is tied to the amount spent marketing to generate these sales.


CUSTOMERS

  For each of the years ended December 31, 2000 and 1999, there were no customers that contributed more than 10% of the Company's revenues.
For the year ended December 31, 1998, one customer, USA Networks, accounted for approximately 10% of the Company's revenues.


SOME MAJOR DEVELOPMENTS

 CNET Networks has historically focused on the technology sector for the reasons just described. The Company's February 2000 acquisition of mySimon strengthens our position in the technology sector and expands our business model to other categories. mySimon's breadth of product categories and merchant search capabilities simplifies and organizes the e-commerce landscape by offering a single destination devoted to informing online shoppers in every category.

 On October 17, 2000, CNET Networks consummated its acquisition of ZDNet Inc. with ZDNet surviving as a wholly owned subsidiary of CNET Networks. As a result of the merger, each share of ZD common stock was converted into 0.3397 shares of CNET common stock and each share of ZDNet common stock was converted into 0.5932 shares of CNET common stock. The merger created a top-ten global Web property and the leading online provider of technology information and services for buyers, sellers and suppliers, with a presence in 25 countries and 16 languages. By combining the complementary strengths and management teams of the two leading interactive technology companies, we believe that the merger will enable us to broaden our audience of users, realize opportunities to enhance content and services, leverage our strengths to enhance revenue and EBITDA, and capitalize on potential business development opportunities.

 On July 14, 2000, the Company announced that it acquired Apollo Solutions, Inc., which provides a Web-based application where Value Added Resellers (VARs), IT consultants and resellers can access real-time product information, pricing, and availability from multiple manufacturers and distributors. This acquisition resulted in the formation of our CNET ChannelOnline product.

 On December 12, 2000, CNET Networks announced that it has made a cash investment of $6 million to buy the 81 percent interest in its joint venture with Asiacontent.com and gain ownership of seven CNET Web sites throughout Asia, which included CNET sites in Singapore, Hong Kong, Malaysia, Taiwan, People's Republic of China, India and Korea.

CNET NETWORKS MEDIA

 This division includes all aspects of the US-based ZDNet and CNET media brands, providing a trusted source of information and services to individuals and businesses of all sizes, empowering them to make informed buying decisions for technology products and services.

  Our online network offers information and commerce services focused on computing and technology to millions of users each day under the CNET and ZDNet brands. It is the leading online source of information for people who to learn what is new in technology, what to buy, where to buy it and how to use it. It also includes our two award winning news sites, news.com and zdnn.com, both of which focus on the latest beaking news and in-depth coverage of the technology industry.

 mySimon (www.mysimon.com) was the leading comparison-shopping Web site in December 2000 according to Media Metrix. mySimon's easy-to-use Internet shopping service helps consumers find the best values for anything sold on the Web. mySimon searches hundreds of millions of products at more than 2,600 stores online.

 Computer Shopper magazine is the leading offline source of advice for buyers of technology products and services. As the largest selling computer publication on the newsstand, and with a circulation of over 500,000 per month, Computer Shopper magazine offers about 75 product reviews each month and features articles to help buyers shop for technology products - online and off.

 Our television show, CNET News.com, was launched in October 1999 to strengthen our brand and compliment our online network. This one-hour program is broadcast on CNBC. CNET Media Productions, a video production service, leverages the Company's television resources to create promotional programming for hi-tech companies including marketing, public relations, and product review programs.

 On January 27, 2000, CNET Networks and AMFM launched CNET Radio, the first all-technology radio format. CNET Radio is currently broadcast in the San Francisco Bay Area on KNEW 910 AM. The two companies share in advertising sales. We also stream a live audio feed of the broadcast on www.cnetradio.com. The AMFM Radio Group is the largest radio broadcaster in the U.S., with more than 440 stations in 100 markets reaching a weekly listener base of approximately 64 million people.


GLOBAL MEDIA

  One of the most successful global companies in the Internet space, CNET Networks has an Internet presence in more than 25 countries, including wholly owned operations in Australia, China, France, Germany, Hong Kong, Singapore and the United Kingdom, as well as a number of joint ventures and licensees around the world. In aggregate, CNET Networks' international Web sites delivered approximately 5.4 million average daily page views in the fourth quarter, up 125 percent from the same quarter of 1999 and representing 12 percent of CNET Networks' total, world-wide page views.


SHOPPING/COMMERCE SERVICES

 As part of the Company's Internet network, we provide shopping services designed to link buyers and sellers of technology products and services. We help businesses and consumers decide what products to buy by providing news, reviews, recommendations and product information. We also help consumers decide where to buy products by providing real-time prices from competing vendors, merchant ratings, product availability and shipping costs.

 Our shopping services are very efficient marketplaces for sellers of technology and non-technology products and services trying to reach a targeted audience of potential buyers. Our shopping services integrate product and price information from large online retailers, direct manufacturers and value added resellers (VARs), making CNET Networks the largest and most complete technology marketplace in the world.

 CNET Networks provides sales leads in exchange for a per-lead fee. During the fourth quarter, the Company estimated that we enabled $700 million in online commerce by delivering over 40 million leads to our merchant partners.

 We believe our innovative shopping services are valuable to consumers because they provide unbiased information and choice. These shopping services are valuable to merchants and advertisers because they provide a platform for creating brand awareness and generating sales leads. Finally, these services are valuable to CNET Networks and its shareholders because the fees generated from sales leads are elastic with the amount of traffic on our site.


CHANNEL SERVICES

 CNET Data Services (CDS) has developed a multi-language, multi-market database containing over 600,000 stock keeping units (SKUs) and related product images, descriptions and specifications. The data is available on a licensing basis to online computer retailers, wholesale distributors, VARs, computer dealers, manufacturers, IT consultants, systems integrators and other vendors. The service includes management, maintenance and dynamic updating of database content. As of December 2000, CDS had signed approximately 135 licenses for its data with more than 70 U.S. and European online retailers, resellers, wholesale distributors and e-commerce content providers. Representative customers include Comark, Commerce One, Dell Computers, Hewlett-
Packard, Ingram Micro, and Yahoo!, among many others.

  These relationships position CNET Networks as an integral link in the chain of business-to-business transactions between computer/technology resellers and wholesale distributors, and further solidifies our role as the leading content provider for technology products for both business buyers and consumers.

  CNET ChannelOnline is a leading online IT marketplace that connects resellers, distributors, and manufacturers and enables them to conduct online commerce from a single point of access. This subscription-based ASP platform is powered by our CDS product catalog, allowing customers to view and compare detailed product specifications, real-time pricing and availability from multiple distributors, procure products from suppliers, and connect to corporate customers through customized extranets. At the end of 2000, CNET ChannelOnline was serving approximately 400 customers with over 3,000 unique users utilizing the Company's product procurement services to generate over $2.0 billion in annualized revenue.


OUR OTHER VENTURES/INVESTMENTS

 In exchange for our contribution of our effective 40% interest in Snap.com into NBC Internet, Inc. (Nasdaq: NBCI) in 1999, we received approximately 7.1 million shares of NBCI common stock. On February 3, 2000, we engaged in the public sale of 650,000 of our shares of NBC Internet, Inc. Our remaining interest is 6.5 million shares, of which
1.25 million shares have been pledged in an offering of a Trust Automatic Common Exchange Security.

 As of December 31, 2000, CNET also owned a portion of the following publicly traded companies:

- Approximately 682,000 shares of Vignette Corporation (Nasdaq:VIGN), a manufacturer of Web publishing software
- Approximately 1,532,000 shares of Mail.com (Nasdaq: MAIL), an e-mail provider
- Approximately 1,086,000 shares of Deltathree (Nasdaq: DDDC), a global Internet Protocol telephony provider
- Approximately 102,065 shares of Openwave Systems Inc. (Nasdaq: OPWV), a global Internet telephone provider
- Approximately 139,000 shares of Siebel Systems, Inc. (Nasdaq:
  SEBL), an eBusiness applications provider

 In total, CNET had publicly traded securities valued at approximately $60 million at December 31, 2000. We have also made investments in several other privately held technology companies with whom we have business relations. We intend to continue to monetize our investments over time to create value for shareholders, to build our cash position, and to fund the Company's growth.


RECENT DEVELOPMENTS

 On January 23, 2001, CNET Networks announced it has amended its content licensing and print publishing contracts with Ziff Davis Media Inc., reducing the scope, duration and financial commitment of its previous agreements. Under the revised contracts, which became effective March 1, 2001, CNET Networks and Ziff Davis Media will share online rights to content from 11 Ziff Davis Media print magazines for one year. In addition, Ziff Davis Media will continue to provide production and circulation services for CNET Networks' Computer Shopper magazine for up to two years. The changes to the content license reduce the duration of the previous agreement from five years to two, terminating on March 1, 2002, and allow for the use of the magazine content by Ziff Davis Media and by ZDNet and CNET. CNET Networks will pay Ziff Davis Media a termination fee in exchange for elimination of all royalty obligations going forward and in connection with elimination of the annual $5 million fee owed to Ziff Davis Media under the Computer Shopper agreement.


OUTLOOK

 On March 6, 2001, the Company provided revised financial guidance for the first quarter ending March 31, 2001, estimating that revenue would be between $75 million and $80 million. Based on the revised revenue guidance, we expect an EBITDA (Earnings before interest, taxes, depreciation and amortization expense) loss in the first quarter of between $5 million and $12 million. CNET Networks expected to provide updated financial guidance for the remainder of 2001 during its next quarterly earnings report scheduled for May 1, 2001.


TECHNOLOGY

  In 2001, CNET Networks plans to develop a global, standardized web site delivery platform. By creating this standard platform, CNET Networks will optimize its ability to simultaneously perform global product introductions. The Company also expects to create cost efficiencies by eliminating the need to have redundant Information Technology resources around the world.


MARKETING

 We design our marketing activities to promote our multiple brands and to attract users, viewers and listeners to our online network, print publication, and television and radio programming. Our marketing programs include participation in trade shows, conferences, speaking engagements, print, television, radio and Internet advertising campaigns. In 2000, we spent approximately $65.8 million to market and/or advertise the Company's brands and services through broad media outlets including television, radio, print, outdoor and online advertising in a number of major markets and targets information technology professionals, product purchase decision makers and technology enthusiasts. We expect to continue to market our brands, products and services in the future.


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

-  United Business Media
-  International Data Group
-  Internet.com
-  Ziff Davis Media

 In the overall market for Internet users, we compete with other Internet content and service providers, including Web directories, search engines, shareware archives, sites that offer original editorial content, commercial online services, e-commerce sites and solution providers, and sites maintained by Internet service providers.


EMPLOYEES

 At December 31, 2000, CNET Networks had approximately 1,900 employees on a worldwide basis. The Company announced in February 2001 that it planned to eliminate duplication in certain businesses and discontinue certain non-growth or unprofitable businesses. The implementation of these decisions reduced the Company's global workforce by approximately 10 percent.


SEGMENT REPORTING

 Information regarding revenues, gross profit (loss) and assets of CNET's segments is set forth in the consolidated financial statements included in Item 8 and Note 10 of Notes to the consolidated financial statements.

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

  These forward-looking statements are made only as of the date of this report, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect the Company. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.


RISK FACTORS

  CNET NETWORKS HAS A LIMITED OPERATING HISTORY AND A HISTORY OF
OPERATING LOSSES, WHICH MAKES YOUR EVALUATION OF CNET DIFFICULT. WE CANNOT ASSURE YOU THAT CNET WILL REPORT NET INCOME IN THE FUTURE.

  CNET has a limited operating history. CNET's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in developing industries, particularly companies in the relatively new and rapidly evolving market for Internet products, content and services. These risks include:

 - an evolving business model

 - uncertain acceptance of new services

 - competition

 - management of growth

  We cannot assure you that CNET will succeed in addressing these risks. If CNET fails to do so, its revenues and operating results could be materially reduced.

  Additionally, CNET's limited operating history, the evolving nature of the Internet and the emerging nature of the markets in which it competes makes prediction of future operating results difficult or impossible. We cannot assure you that CNET's revenues will increase or continue at their current level or that it will generate positive cash flow from operations in future periods.

  CNET has incurred significant operating losses since inception. Although CNET has achieved operating profitability in some reporting periods, it has experienced operating losses in subsequent periods, including in the first quarter of 2001. CNET may incur additional losses in the future. CNET has significant amortization of goodwill created in the ZD merger as well as from its acquisition of mySimon, Inc. Even if CNET achieves operating profitability, it is unlikely to generate profits after inclusion of the goodwill amortization until the goodwill is fully amortized. CNET cannot be certain that it will achieve, sustain or increase profitability in the future, with or without goodwill amortization. Any failure to significantly increase its revenue would materially adversely affect CNET's business, operating results and financial condition.


CNET MAY EXPERIENCE FLUCTUATIONS IN OPERATING RESULTS AND MAY NOT BE ABLE TO ADJUST SPENDING IN TIME TO COMPENSATE FOR ANY UNEXPECTED
REVENUE SHORTFALL.

  CNET may experience fluctuations in its revenues as a result of a variety of factors, many of which are outside its control. For example, CNET experienced a decrease in revenue in the first quarter of 2001 compared to expectations due to a slowdown in spending by many advertisers, especially technology advertisers, who experienced a slowdown in sales during the same period. It is not clear how long this slowdown will last, and similar slowdowns could occur in the future.

  CNET may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to planned expenditures could materially reduce CNET's operating results and materially and adversely affect its financial condition.

Factors that may adversely affect operating results include:

 - demand for advertising

 - the addition or loss of advertisers, and the size and timing of the advertising purchases of individual advertisers

 - seasonal trends in Internet use and advertising, including the weighting of much advertising spending toward the fourth quarter

 - the amount and timing of capital expenditures and other costs, including marketing costs, relating to CNET's Internet, television and radio operations and costs relating to the expansion of CNET's operations and the introduction of new sites and services

 - competition

 - CNET's ability to manage effectively its development of new business segments and markets

 - CNET's ability to successfully manage the integration of operations and technology acquisitions and other business combinations

 - CNET's ability to upgrade and develop its systems and infrastructure

 - technical difficulties, system downtime, Internet brownouts or denial of service or other similar attacks

 - general economic conditions, as well as economic conditions specific to advertising, the Internet and Internet media

  Due to all of the foregoing factors, CNET's operating results may fall below its expectations or the expectations of securities analysts or investors. If this happens, the trading price of CNET's common stock would likely be materially and adversely affected.


CNET'S INTERNET, TELEVISION AND RADIO CONTENT AND SERVICES MAY NOT ACHIEVE CONTINUED ACCEPTANCE, WHICH COULD ADVERSELY AFFECT ITS
PROFITABILITY.

  CNET's future success depends upon its ability to deliver original and compelling content and services that attract and retain users. We cannot assure you that CNET's content and services will be attractive to a sufficient number of users to generate revenues sufficient to sustain operations. In addition, we cannot assure you that any new content or services will be developed in a timely or cost-effective manner.

  The successful development and production of content and services is subject to numerous uncertainties, including the ability to:

 - anticipate and successfully respond to rapidly changing consumer tastes and preferences

 - obtain favorable distribution rights

 - fund new program development

 - attract and retain qualified editors, producers, writers, technical personnel and television and radio hosts

  If CNET is unable to develop content and services that allow it to attract, retain and expand a loyal user base that is attractive to advertisers and sellers of technology products, CNET will be unable to generate revenue.


COMPETITION IS INTENSE AND IS EXPECTED TO INCREASE SIGNIFICANTLY.
CNET'S FAILURE TO COMPETE SUCCESSFULLY COULD ADVERSELY AFFECT ITS
PROSPECTS AND FINANCIAL RESULTS.

  The market for Internet content and services is new, intensely competitive and rapidly evolving and we expect the competition to increase significantly. It is not difficult to enter this market and current and new competitors can launch new Internet sites at relatively low cost. CNET derives its revenue primarily from advertising, for which it competes with various media including newspapers, television, radio and various Internet sites that offer consumers information similar to that to be provided by CNET. We cannot assure you that CNET will compete successfully with current or future competitors. Moreover, increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our future revenue and profits.

  If CNET does not compete successfully for new users and advertisers, its financial results may be materially and adversely affected.


TO REMAIN COMPETITIVE, CNET MUST EXPAND ITS OPERATIONS. FAILURE TO EFFECTIVELY MANAGE GROWTH COULD RESULT IN CNET'S INABILITY TO SUPPORT AND MAINTAIN ITS OPERATIONS.

  CNET has rapidly and significantly expanded its operations. We anticipate that further expansion of CNET's operations may be required in order to address potential market opportunities, including continued expansion of CNET's operations internationally as well as in its "channel" initiatives as described in the "Business" section. This rapid growth has placed, and we expect it to continue to place, a significant strain on our management, operational and financial resources. We cannot assure you that:

 - CNET's current personnel, systems, procedures and controls will be adequate to support CNET's future operations

 - management will be able to identify, hire, train, motivate or manage required personnel

 - management will be able to successfully identify and exploit existing and potential market opportunities

  In addition, CNET could experience a materially negative impact on earnings as a result of expenses associated with growing its operations, whether through internal development or through acquisitions.


IF CNET IS UNABLE TO ATTRACT NEW CUSTOMERS TO ITS SUPPLY CHANNEL
BUSINESSES, IT COULD FAIL TO ACHIEVE EXPECTATIONS FOR REVENUE GROWTH.

  CNET's expectations for revenue growth depend in part upon growth in its businesses that do not derive revenues from advertising. These include its "channel" business initiatives aimed at supplying data to and creating marketplaces for the IT supply channel CNET's ability to meet expectations for revenue growth may depend in part upon its ability achieve new licenses for the data product and to obtain new customers to the ChannelOnline product. If CNET is unable to attract new customers to these channel products, it could fail to achieve its revenue growth expectations.


IF CNET'S INTERNET USER BASE DOES NOT CONTINUE TO GROW, IT MAY FAIL TO ACHIEVE EXPECTATIONS FOR REVENUE GROWTH.

  The rapid growth in the use of and interest in the Internet is a recent phenomenon. We cannot assure you that acceptance and use of the Internet will continue to develop or that CNET will be able to attract a sufficient number of users to support growth expectations for its business. If use of the Internet does not continue to grow or grows more slowly than expected, if CNET does not attract more users despite Internet growth, or if the Internet infrastructure does not effectively support growth that may occur, CNET's revenues and financial condition would be materially and adversely affected.


CNET DEPENDS ON ADVERTISING AS A PRINCIPAL SOURCE OF ITS REVENUE.
CNET'S FINANCIAL RESULTS WILL BE ADVERSELY AFFECTED IF IT FAILS TO SUSTAIN ADVERTISING REVENUES OR LEAD FEES.

  CNET's revenues are derived in large part from the sale of advertising and other fees, such as lead fees, from sellers of technology products on their Internet. It is expected that CNET will continue to derive a significant portion of its revenue from these services. Most of CNET's advertising contracts will be subject to termination by the customer at any time on very short notice or it may be difficult to obtain performance from advertisers who have longer term contracts. If CNET loses advertising customers, fails to attract new customers or is forced to reduce advertising rates in order to retain or attract customers, its revenues and financial condition will be materially and adversely affected. CNET's ability to generate advertising revenue will depend on several factors, including:

- macroeconomic factors such as the general condition of the economy and consumer spending, which drive advertising purchases

- the continued development of the Internet as an advertising medium

- the pricing of advertising on other Internet sites

- the amount of traffic on CNET's network of sites

- pricing pressures, delays and new product launches

- CNET's ability to achieve, demonstrate and maintain attractive user demographics

- CNET's ability to develop and retain a skilled advertising sales force.


CNET DEPENDS ON, AND RECEIVES A SIGNIFICANT PERCENTAGE OF ITS REVENUE FROM, A LIMITED NUMBER OF ADVERTISERS.

  A relatively small number of advertisers contribute a significant percentage of CNET's revenue. These advertising clients, may not continue to use CNET's services to the same extent, or at all, in the future. A significant reduction in advertising by one or more of CNET's largest advertisers could have a material adverse effect on CNET's profits and liquidity.


CNET'S ADVERTISING AND OTHER OPERATING REVENUES MAY BE SUBJECT TO
SEASONALITY AND CYCLICALITY, WHICH COULD HAVE A MATERIAL ADVERSE
EFFECT ON ITS REVENUES AND OPERATING RESULTS.

  We believe that advertising sales in traditional media, such as television, are generally lower in the first and third calendar quarters of each year than in other quarters and that advertising expenditures fluctuate significantly with economic cycles. We believe that the same seasonality and cyclicality trends have become more pronounced for Internet advertising. Seasonality and cyclicality in advertising expenditures generally, or with respect to Internet-based advertising specifically, could have a material adverse effect on CNET's business, prospects, financial condition and operating results because advertising expenditures will account for substantially all of CNET's revenues. CNET may also experience seasonality in its operating results, particularly in connection with its shopping services, which may reflect seasonal trends in the retail industry. The level of consumer retail spending generally decreases in the first and third calendar quarters.


INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD ADVERSELY AFFECT CNET'S ABILITY TO OPERATE.

  CNET's success depends to a large extent on the continued services of Shelby W. Bonnie, Dan Rosensweig and the other members of CNET's senior management team. CNET's success is also dependent on our ability to identify, attract, retain and motivate other highly skilled officers, key employees and personnel in a very competitive job environment. CNET does not have long-term employment agreements with any of its key personnel and does not maintain "key person" life insurance policies on any of its officers or other employees.


CNET MAY NEED TO SPEND SIGNIFICANTLY MORE MONEY ON ADVERTISING IN THE
FUTURE.

  We cannot assure you that our advertising campaigns, or any other advertising campaign CNET may launch in the future, will be effective. To remain competitive, CNET may need to spend significantly more money on advertising in the future and such additional costs could materially and adversely affect CNET's profits.


CNET'S ABILITY TO ACHIEVE ITS LONG TERM OPERATING MARGIN TARGETS
DEPENDS ON ITS SUCCESSFUL DEPLOYMENT OF COMMON DATA, INFORMATION, AD DELIVERY AND COMMERCE PLATFORMS

  In order to achieve improvements in its long-term operating margins, CNET has undertaken a significant capital project to unify the data, information, ad delivery and commerce platforms throughout its Internet network. If CNET is not able to successfully complete this process, it could experience significant expense as well as a failure to improve efficiencies in its business, which could prevent it from reaching its long-term operating margin targets.


CNET DEPENDS ON ARRANGEMENTS WITH THIRD PARTIES FOR INTERNET
TRAFFIC TO ITS SITES AND ITS FAILURE TO DEVELOP AND MAINTAIN
RELATIONSHIPS WITH THIRD PARTIES COULD ADVERSELY AFFECT CNET'S
FINANCIAL CONDITION.

  CNET relies on the cooperation of owners and operators of other Internet sites with whom it has syndication and other arrangements to generate traffic for their Internet sites. CNET's ability to maintain these relationships will continue to be critical to the success of CNET's Internet operations. If CNET is unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if CNET's competitors are better able to capitalize on these relationships, CNET's financial condition and operating results will be materially and adversely affected.


CNET MAY HAVE DIFFICULTIES WITH ITS ACQUISITIONS AND INVESTMENTS,
WHICH COULD ADVERSELY AFFECT ITS GROWTH AND FINANCIAL CONDITION.

  From time to time, CNET may consider new business opportunities and ventures, including acquisitions, in a broad range of areas. Any decision by CNET to pursue a significant business expansion or new business opportunity would be accompanied by risks, including, among others:

- requiring CNET to invest a substantial amount of capital, which could have a material adverse effect on its financial condition and its ability to implement its existing business strategy

- requiring CNET to issue additional equity interests, which would be dilutive to its current stockholders

- placing additional, substantial burdens on CNET's management personnel and our financial and operational systems

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

- the possible inability to retain key technical and managerial personnel

- additional expenses associated with amortization of goodwill and other purchased intangible assets

- additional operating losses and expenses associated with the activities and expansion of acquired businesses

- the possible impairment of relationships with existing employees and advertising customers

  In addition, we cannot assure you that CNET will be successful in overcoming these risks or any other problems encountered in connection with any transaction or that any transaction will be profitable.


CNET PLANS TO EXPAND ITS INTERNATIONAL OPERATIONS AND MAY ENCOUNTER A NUMBER OF PROBLEMS DOING SO. THERE ARE ALSO A NUMBER OF RISKS
ASSOCIATED WITH INTERNATIONAL OPERATIONS THAT COULD ADVERSELY AFFECT CNET'S BUSINESS. EXPANSION OF INTERNATIONAL OPERATIONS.

  One component of CNET's growth strategy will be to further expand into international markets. CNET's international operations will be expanded into markets where technology and online industries are less well developed than in the U.S., which may adversely affect CNET's results of operations.

There are certain risks inherent in doing business in international markets, such as the following:

- uncertainty of product acceptance by different cultures

- unforseen changes in regulatory requirements

- difficulties in staffing and managing multinational operations

- state-imposed restrictions on the repatriation of funds

- currency fluctuations

- difficulties in finding appropriate foreign licensees or joint venture partners

- potential adverse tax consequences

  There is a risk that such factors will have an adverse effect on CNET's ability to successfully operate internationally and on its profits and liquidity.


CNET MAY NOT BE ABLE TO ACQUIRE OR MAINTAIN DOMAIN NAMES, WHICH COULD ADVERSELY AFFECT ITS ABILITY TO OPERATE ITS ONLINE SITES.

  CNET currently holds various Web domain names relating to its brand and sites. The acquisition and maintenance of domain names generally is regulated by government agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. We cannot assure you that CNET will be able to acquire or maintain relevant domain names in all countries where it will conduct business. Any inability to acquire or maintain domain names could have a material adverse effect on CNET's business.


CHANGES IN REGULATIONS COULD ADVERSELY AFFECT THE WAY THAT CNET
OPERATES.

  It is possible that new laws and regulations in the U.S. and elsewhere will be adopted covering issues affecting CNET's business, including:

- privacy

- copyrights, trademarks and domain names

- obscene or indecent communications

- pricing, characteristics and quality of Internet products and services

  Increased government regulation, or the application of existing laws to online activities, could:

- decrease the growth of the Internet

- reduce CNET's revenues

- increase CNET's operating expenses

- expose CNET to significant liabilities

  Any of these occurrences could have a material adverse effect on CNET's profits and liquidity.

  We cannot be sure what effect any future material noncompliance by CNET with these laws and regulations or any material changes in these laws and regulations could have on CNET's business.


CNET MAY HAVE CAPACITY CONSTRAINTS AND MAY BE SUBJECT TO SYSTEM
DISRUPTIONS, WHICH COULD ADVERSELY AFFECT ITS REVENUES.

  CNET's ability to attract and maintain relationships with users, advertisers, merchants and strategic partners will depend on the satisfactory performance, reliability and availability of its Internet channels and network infrastructure. CNET's Internet advertising revenues relate directly to the number of advertisements delivered to its users. System interruptions or delays that result in the unavailability of Internet channels or slower response times for users would reduce the number of advertisements and sales leads delivered to such users and reduce the attractiveness of CNET's Internet channels to users, strategic partners and advertisers or reduce the number of impressions delivered and thereby reduce revenue. CNET has experienced periodic system interruptions in the past and will continue to suffer future interruptions from time to time whether due to natural disaster, telecommunications failure, other system failure, rolling blackouts, hacking or other events. System interruptions or slower response times could have a material adverse effect on CNET's revenues and financial condition.


CNET'S NETWORKS MAY BE VULNERABLE TO UNAUTHORIZED PERSONS ACCESSING ITS SYSTEMS, WHICH COULD DISRUPT ITS OPERATIONS AND RESULT IN THE
THEFT OF ITS PROPRIETARY INFORMATION.

  A party who is able to circumvent CNET's security measures could misappropriate proprietary information or cause interruptions or malfunctions in its Internet operations. CNET may be required to expend significant capital and resources to protect against the threat of security breaches or to alleviate problems caused by breaches in security. For example, so-called "spiders" have and can be used in efforts to copy CNET's databases, including CNET's database of technology products and prices.

  Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet, particularly as a means of conducting commercial transactions. To the extent that CNET's activities or the activities of third party contractors involve the storage and transmission of proprietary information, such as computer software or credit card numbers, security breaches could expose CNET to a risk of loss or litigation and possible liability. We cannot assure you that contractual provisions attempting to limit CNET's liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of CNET's agreements.


CNET'S BUSINESS INVOLVES RISKS OF LIABILITY CLAIMS FOR INTERNET,
TELEVISION AND RADIO CONTENT OR TECHNOLOGY, WHICH COULD RESULT IN
SIGNIFICANT COSTS.

As a publisher and a distributor of content over the Internet, television and radio, CNET may face potential liability for:

- defamation

- negligence

- copyright, patent or trademark infringement

- other claims based on the nature and content of the materials published or distributed

  These types of claims have been brought, sometimes successfully, against online services and publishers of television and radio content. In addition, CNET could be exposed to liability in connection with material indexed or offered on CNET's Internet sites or for information collected from and about its users. There has been a recent increase in the granting and attempted enforcement of business process patents that cover practices that may be widely employed in the Internet industry. If CNET is found to violate any such patent and it is unable to enter into a license agreement on reasonable turns, its ability to offer services could be materially and adversely affected. We cannot assure you that third parties or users will not bring claims against CNET relating to proprietary rights or use of personal information. Although CNET will carry general liability insurance, its insurance may not cover potential claims of defamation, negligence and similar claims, and it may or may not apply to a particular claim or be adequate to reimburse CNET for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on CNET's financial condition.


CNET DEPENDS ON LICENSED TECHNOLOGY FROM THIRD PARTIES AND ITS FAILURE TO MAINTAIN THESE ARRANGEMENTS COULD ADVERSELY AFFECT ITS OPERATIONS.

  CNET relies on technology licensed from third parties for use in operating and managing its Internet sites and providing related services to users and advertisers. CNET's ability to generate revenue from Internet commerce may also depend on data encryption and authentication technologies that it may be required to license from third parties. We cannot assure you that these third party technology licenses will be available at all or will continue to be available to CNET on acceptable commercial terms or that they will operate as intended.


CNET'S DEBT OBLIGATIONS EXPOSE CNET TO RISKS THAT COULD ADVERSELY
AFFECT ITS FINANCIAL CONDITION.

  CNET's debt outstanding at December 31, 2000 was approximately $186.0 million. CNET may incur substantial additional debt in the future. The level of CNET's indebtedness, among other things, could:

- make it difficult for CNET to make payments on its debt as described below

- make it difficult for CNET to obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes

- limit CNET's flexibility in planning for or reacting to changes in its business

- reduce funds available to use for our operations

- impair our ability to incur additional debt because of financial and other restrictive covenants

- make CNET more vulnerable in the event of a downturn in its business or an increase in interest rates

  If CNET experiences a decline in revenues due to any of the factors described in this Risk Factors section or otherwise, it could have difficulty paying interest and other amounts due on its indebtedness. If CNET is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if it fails to comply with the various requirements of its indebtedness, CNET would be in default, which would permit the holders of its indebtedness to accelerate the maturity of the indebtedness and could cause defaults under its other indebtedness. Any default under its indebtedness could have a material adverse effect on CNET's financial condition.


THE PRICE OF CNET COMMON STOCK IS SUBJECT TO WIDE FLUCTUATION.

  The trading price of CNET common stock is subject to wide fluctuations. Trading prices of CNET common stock may fluctuate in response to a number of events and factors, including:

- quarterly variations in operating results

- announcements of innovations

- new products, strategic developments or business combinations by CNET or its competitors

- changes in the financial estimates of CNET or securities analysts

- changes in recommendations of securities analysts

- the operating and securities price performance of other companies that investors may deem comparable to CNET

- news reports relating to trends in the Internet

- other events or factors

  In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the trading price of CNET common stock.
These fluctuations may make it more difficult to use stock as currency to make acquisitions that might otherwise be advantageous, or to use stock options as a means to attract and retain employees.


CNET HAS A SUBSTANTIAL NUMBER OF SHARES OF COMMON STOCK THAT MAY BE SOLD, WHICH COULD AFFECT THE TRADING PRICE OF CNET COMMON STOCK.

  CNET has a substantial number of shares of common stock subject to stock options, and CNET's notes may be converted into shares of CNET common stock. In addition, as of December 31, 2000, CNET has over 265 million shares of authorized but unissued shares of CNET common stock that are available for future sale. We cannot predict the effect, if any, that future sales of shares of CNET common stock or notes, or the availability of shares of CNET common stock or notes for future sale, will have on the market price of CNET's common stock. In addition, Softbank, which owns approximately 17% of CNET's outstanding common stock, has a right, pursuant to registration rights granted under the stockholder agreement, to require CNET to register for public sale CNET common stock owned by Softbank. Sales of substantial amounts of CNET common stock, including shares issued in connection with acquisitions, upon the exercise of stock options or warrants or the conversion of debt securities, or the perception that such sales could occur, may adversely affect prevailing market prices for CNET's common stock.


PROVISIONS OF CNET'S CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW COULD DETER TAKEOVER ATTEMPTS.

  Some provisions in CNET's certificate of incorporation and bylaws could delay, prevent or make more difficult a merger, tender offer, proxy contest or change of control. CNET's stockholders might view any transaction of this type as being in their best interest since the transaction could result in a higher stock price than the current market price for our common stock. Among other things, CNET's certificate of incorporation and bylaws:

- authorize its board of directors to issue preferred stock with the terms of each series to be fixed by our board of directors

- divide CNET's board of directors into three classes so that only approximately one-third of the total number of directors is elected each year

- permit directors to be removed only for cause

- specify advance notice requirements for stockholder proposals and director nominations

  In addition, with some exceptions, the Delaware General Corporation Law restricts or delays mergers and other business combinations between CNET and any stockholder that acquires 15% or more of CNET's voting stock.


THERE ARE SEVERAL LAWSUITS IN WHICH CNET IS A DEFENDANT WHICH COULD MATERIALLY AND ADVERSELY AFFECT THE BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CNET.

  CNET is a defendant in numerous lawsuits, as described in Item 3, Legal Proceedings. Defense costs and/or settlement costs relating to these actions could be substantial, and the defense of these actions may divert management's attention and resources. If the plaintiffs prevail in these actions, any judgments awarded by the courts could have a material adverse effect on CNET's financial condition.


OWNERSHIP OF CNET COMMON STOCK WILL BE CONCENTRATED IN A SMALL GROUP OF STOCKHOLDERS WHOSE INTERESTS MAY DIFFER FROM THOSE OF OTHER
STOCKHOLDERS.

  Softbank and Shelby Bonnie, the chairman and chief executive officer of CNET, together control approximately 24% of the outstanding common stock of CNET. The concentration of ownership of the common stock of CNET may delay, prevent or deter a change in control, could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of CNET or its assets and may adversely affect the market price of CNET common stock. Also, these stockholders can exert significant control over actions requiring the approval of a majority of the voting stock, including amendments to our charter. Commercial and other transactions between CNET, on the one hand, and the directors, officers and major stockholders of CNET and their affiliates, on the other, create potential for, or could result in, conflicting interests.


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

  We own federal trademark registrations for a number of our marks. We also claim common law protection on certain names and marks that we have used in connection with our business activities. We are a defendant in pending litigation concerning our use of the name mySimon," as described under Item 3.

  We rely on trade secret and copyright laws to protect the proprietary technologies that we have developed to manage and improve our Internet channels and advertising services. We cannot assure you that such laws will provide sufficient protection to us, that others will not develop technologies that are similar or superior to ours, or that third parties will not copy or otherwise obtain and use our technologies without authorization. We have filed a patent application with respect to certain of our software systems, methods and related technologies. Although the application has matured into a U.S. patent, we can offer no assurance that any other applications will be granted. In addition, we can offer no assurance that any patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide a competitive advantage for us. We also rely on certain technology licensed from third parties. We may be required to license additional technology in the future for use in managing our Internet channels and providing related services to users and advertising customers.


GOVERNMENT REGULATION

  Although there are currently few laws and regulations directly applicable to the Internet, a range of new laws and regulations have been Proposed, and could be adopted, covering issues such as privacy, obscene or indecent communications, taxation of Internet transactions and the pricing, characteristics and quality of Internet products and Services. Risks associated with increased legislation are outlined under "Risk Factors-- CHANGES IN REGULATIONS COULD ADVERSELY AFFECT
THE WAY THAT WE OPERATE."   We are a Delaware corporation,
incorporated in 1992.

Our principal executive offices are located at 150 Chestnut
Street, San Francisco, California 94111. Our phone number is (415) 364-8900

Segment reporting for the Company may be found in Item 8. In 2000, less than 10% of the Company's proforma revenues came from outside the United States of America.

Item 2. Properties

  We are headquartered in San Francisco, California, were we lease approximately 243,000 square feet of office and studio space. Our San Francisco offices are located in several buildings under various leases, ranging in size from 7,500 to 60,000 square feet and expire between April 2001 and September 2005. In May 2000 we entered into a lease in San Francisco for a building of approximately 265,000 square feet and expect to take occupancy of that building in August 2001. We anticipate that this building will house a majority of our San Francisco employees. We anticipate that when we take occupancy of our new building in San Francisco in August 2001 that we will sublease several of the buildings currently under lease. We can provide no assurance that we will be able to successfully sublease these buildings or that they will be at favorable lease rates.

  In addition to our San Francisco offices, we have numerous offices throughout the United States, including Cambridge, Massachusetts and New York. We also have offices in Europe, Asia and Australia.



Item 3. Legal

  In August 1999, Simon Property Group ("SPG") filed a trademark infringement suit against mySimon, inc., a subsidiary of the Company acquired on February 28, 2000, in federal district court in Indianapolis. SPG alleged that the mySimon trademark infringed SPG's "Simon" trademark. Following a trial on the subject, on August 31, 2000, the jury found in favor of SPG and awarded damages against mySimon in the amount of $11.4 million in mySimon's "profit," $5.4 million for corrective advertising, and $10 million of punitive damages. On September 25, 2000, the court entered an order establishing an escrow for royalties pending final resolution of the litigation where mySimon pays into escrow 2% of its gross cash receipts each month.

  On January 24, 2001, the judge eliminated the profit award and offered
SPG the opportunity to accept $10 (a remittitur)for damages attributable to corrective advertising in exchange for immediate entry on judgment in lieu of a new trial on the subject of corrective advertising.
February 14, 2001 SPG filed its election to seek a new trial on the issue of corrective advertising in lieu of the $10 remittitur. Under Indiana law, the amount of punitive damages is capped at the greater of three times times compensatory damages or $50,000. Accordingly, it is not possible to determine the amount of punitive damages, if any, that may be payable until the issue of damages for corrective advertising has been resolved. It is not possible to predict the amount of damages attributable to corrective advertising that could be awarded in a new trial, however such amounts, if settled adversely to the Company, could be material to stockholders' equity. Accordingly no provision for ultimate settlement of these issues has been included in the accompanying financial statements.

  The judge's January 24, 2001 order also provided that if the jury's verdict of trademark infringement is upheld on appeal, mySimon will be required to change its name and domain name. The judge stayed such name change pending the completion of the appeal process. If the jury's verdict of infringement is upheld on appeal, mySimon will have 60 days to change its name and will be entitled to redirect traffic from www.mysimon.com to its new website for one year following the name change. MySimon plans to appeal the finding of trademark infringement.

  On February 14, 2001, SPG filed a notice of appeal requesting that the court issue the injunctive relief immediately and challenging mySimon's ability to redirect traffic to a new website for one year following the name change.

  On October 17, 2000, CNET acquired Ziff-Davis, Inc., which was a defendant in the following cases:

  Following a decline in the price per share of Ziff-Davis's common stock leading up to October 1998, eight securities class action suits were filed against Ziff- Davis Inc. and certain of its directors and officers in the United States District Court for the Southern District of New York. The complaints alleged that defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 in connection with the registration statement filed by Ziff-Davis Inc. with the Securities and Exchange Commission relating to the initial public offering of Ziff-Davis Inc.'s stock on April 28, 1998 (the "IPO"). More particularly, the complaints alleged that the registration statement contained false and misleading statements and failed to disclose facts that could have indicated an impending decline in Ziff-Davis Inc.'s revenue. The complaints sought on behalf of a class of purchasers of Ziff-Davis Inc. common stock from the date of the IPO through October 8, 1998, unspecified damages, interest, fees and costs, rescission and injunctive relief such as the imposition of a constructive trust upon the proceeds of the IPO. On January 28, 1999, the court entered an order consolidating the actions, appointing lead plaintiff's counsel and requiring the filing of a consolidated amended complaint. The consolidated amended complaint was filed on March 15, 1999 and only alleges claims under Section 11 of the Securities Act of 1933. On May 20, 1999, defendants moved to dismiss the consolidated amended complaint. That motion was denied on June 27, 2000. Discovery is nearing completion. Although the outcome of this case cannot be predicted, CNET believes that there are substantial defenses to the claims. CNET currently cannot estimate its ultimate liability, if any, with respect to this case. Accordingly, no provision for such matters has been included in the consolidated financial statements.

  In addition, two shareholder derivative suits were filed by stockholders against all of Ziff-Davis Inc.'s directors (and nominally against Ziff-Davis Inc.) in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that the directors breached their fiduciary duties to Ziff-Davis Inc. by repricing the stock options awarded to directors and employees and demand the nullification of the repricing, damages and an injunction against exercise by the directors of any repriced option. Plaintiffs filed an amended complaint on February 17, 1999 (which is substantially similar to the original complaints, except that the amended complaint also addresses the granting of "new options" at an allegedly "reduced exercise price") and the actions have been consolidated. CNET believes that the plaintiffs have lost their standing to pursue the derivative action as a result of CNET's acquisition of all of the outstanding stock of Ziff-Davis, Inc., and defendants filed a motion for summary judgment seeking dismissal of the action on that ground on December 13, 2000. Plaintiffs have not yet responded to that motion. Although the outcome of this case cannot be predicted, CNET believes that there are substantial defenses to the claims. CNET currently cannot estimate its ultimate liability, if any, with respect to this case. Accordingly, no provision for such matters has been included in the consolidated financial statements.

  On September 27, 2000 and September 29, 2000, respectively, two substantially identical actions were filed by stockholders of Ziff-Davis Inc. in the Court of Chancery of the State of Delaware, in and for New Castle County, against Ziff-Davis and all of the members of its Board of Directors as it was constituted in September 1998. The complaints, which were brought as purported direct class actions, allege that Ziff-Davis' non-employee stockholders were harmed by an allegedly improper repricing of employee stock options in September 1998. More specifically, the complaint alleges that but for the allegedly improper repricing, employees would not have exercised their options, there would thus be fewer outstanding shares and therefore the proportional share of proceeds received by non-employee stockholders from the Ziff-Davis/CNET Networks merger would have been larger. The first-filed action has been assigned to Vice Chancellor Strine. The second has not yet been assigned. Pursuant to an agreement with plaintiffs, a response to the first-filed complaint (the only one that has been served) will be due twenty days after an order consolidating the two actions is entered. Although the outcome of this case cannot be predicted, CNET believes that there are substantial defenses to the claims. CNET currently cannot estimate its ultimate liability, if any, with respect to this case. Accordingly, no provision for such matters has been included in the consolidated financial statements.

  On October 6, 2000, two former employees of Ziff-Davis, Inc. filed a purported class action lawsuit in New York Supreme Court, New York County, against Ziff-Davis, ZDNet, Inc., SOFTBANK, Inc. and Eric Hippeau. The complaint alleges breach of contract, detrimental reliance and unjust enrichment resulting from (i) the allegedly wrongful shortening of exercise periods of certain Ziff-Davis, ZDNet and SOFTBANK options and (ii) the allegedly wrongful revocation of other Ziff-Davis and ZDNet options. The complaint seeks unspecified damages, fees and costs on behalf of all persons who were holders of employee stock options in Ziff-Davis, ZDNet, or SOFTBANK as of April 13, 2000 (excluding Mr. Hippeau). On November 20, 2000, defendants Ziff-Davis, ZDNet, Inc. and Eric Hippeau (the only defendants that have been served) moved to dismiss the action. Plaintiffs voluntarily dismissed the action with regard to SOFTBANK, Inc. and Mr. Hippeau on January 26, 2001, and, on March 12, 2001, indicated an intention to seek voluntary dismissal of the entire action. A hearing concerning court approval of such dismissal is scheduled for March 30, 2001.

  There are no other legal proceedings to which CNET is a party, other than ordinary routine litigation incidental to its business that is not expected to be material to the business or financial condition of the Company.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

  On October 17, 2000, the company held a special meeting to approve the following matters, which received the votes indicated:

(a) Issuance of CNET common stock in connection with the acquisition of ZDNet, Inc. (formerly Ziff-Davis, Inc.).


Shares For     Shares Against    Shares Abstained    Shares Non-voted
---------------------------------------------------------------------
    37,515,012        336,389         33,003              0

(b) Approval of CNET Networks, Inc. 2000 Stock Option Plan

Shares For     Shares Against    Shares Abstained    Shares Non-voted
---------------------------------------------------------------------
    31,428,403      6,311,496        144,505              0


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

                                               High    Low
                                             -------  -------

     Year ended December 31, 1999:
     First quarter                          $61.69    $12.00
     Second quarter                         $79.75    $38.63
     Third quarter                          $57.50    $27.50
     Fourth quarter                         $79.88    $43.25


     Year ended December 31, 2000:
     First quarter                          $75.00    $45.25
     Second quarter                         $51.56    $22.50
     Third quarter                          $34.88    $21.25
     Fourth quarter                         $34.00    $12.75


  On November 6, 2000, we issued 138,854 shares of stock together with $2,840,000 in cash in exchange for all of the outstanding stock of Quote Desk Software Corp. in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933. No underwriters were involved in the transaction.

  At March 30, 2001, the closing price for our common stock as reported by Nasdaq, was $11.19, and the approximate number of holders of record of our common stock was 897.

  We have never declared or paid a cash dividend on our common stock. We intend to retain any earnings to cover operating losses and working working capital fluctuations and to fund capital expenditures and expansion. We do not anticipate paying cash dividends on our common stock in the foreseeable future.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

  The following table sets forth selected consolidated financial data and other operating information. The financial data and operating information do not purport to indicate results of operations as of any future date or for any future period. The financial data and operating information is derived from our audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

  (in thousands, except per share data)


                                                            Fiscal Year Ended
                                ---------------------------------------------------------------------
                                        2000           1999           1998          1997        1996
                                -------------  -------------  -------------  ------------  ----------
Total revenues                      $264,019       $112,345        $57,477       $33,640     $14,830
Gross profit (deficit)               166,067         64,740         26,834        (4,203)     (2,994)
Total operating expenses*            482,925        125,878         23,877        29,935      12,541
Operating income (loss)             (316,858)       (61,138)         2,957       (34,138)    (15,535)
Total other income (expense)        (276,721)       735,361             66         9,410      (1,413)
Net income (loss)                   (483,980)       416,908          3,023       (24,728)    (16,949)
Basic net income (loss)
  per share                           ($5.18)         $5.80          $0.05        ($0.44)     ($0.52)
Diluted net income (loss)
  per share                           ($5.18)         $5.05          $0.04        ($0.44)     ($0.52)
Shares used in basic per
  share calculation                   93,461         71,820         65,783        55,819      32,890
Shares used in diluted
  per share calculation               93,431         83,373         71,623        55,819      32,890

Consolidated Balance Sheet Data:

Cash and cash equivalents           $167,301        $53,063        $51,537       $22,554     $20,156
Working capital                      301,594        603,709         59,657        19,431      20,223
Total assets                       2,863,399      1,230,311         88,357        58,262      39,842
Non-current portion of
  long-term debt                     185,185        179,114            569         2,612         281
Stockholders' equity              $2,553,811       $705,838        $76,473       $40,643     $33,098

*Operating expenses include amortization of goodwill and intangible assets of $340,406 and $15,036 for the years ended December 31, 2000 and 1999, respectively. Operating expenses also included unusual items consisting of an expense reversal of $922,000 in 1998 related to a real estate reserve and expenses of $9.0 million in 1997 related to warrant compensation expense of $7.0 million, a real estate reserve and a write-
off of certain domain names.



Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations


  CNET Networks, Inc., the global source of technology and commerce-related information, data, exchanges and services, produces a branded Internet network, a print publication, a computer product database and television and radio programming for both consumers and businesses. Using unbiased content as our platform, CNET Networks has built marketplaces for technology and consumer products, and, through our CNET Data Services subsidiary, is the primary provider of information powering the computer and electronics sales and distribution channels.

  The company's Internet network -- including CNET.com, ZDNet.com, mySimon.com, and its dozens of sub-brands -- serves millions of users each day. Our global media network includes an Internet presence in over 25 countries. CNET Data Services (CDS) licenses its multi-lingual product database to U.S. and European online computer retailers, resellers and e-commerce companies, and ended the year with 139 licensing agreements. CNET ChannelOnline is a Web browser-based application provided to Value Added Resellers (VARs) and coupled with CDS' data to streamline business and technology transactions in a centralized product procurement marketplace. At December 31, 2000, CNET ChannelOnline's VAR customer base included approximately 400 unique users enabling over $2.0 billion in annualized commerce transactions through the subscription service. The company's News.com television programming airs on CNBC on Saturday and Sunday afternoons. CNET Radio airs in the San Francisco Bay Area on KNEW 910 AM. CNET Networks' Computer Shopper magazine boasts a circulation of more than 500,000 and continues as the largest selling computer publication on newsstands.

  We seek to use our editorial, technical, and programming expertise and our product databases to provide news, product information, product reviews, prices and availability to help business and consumers make informed technology and non-technology buying decisions. Based on the volume of traffic over our branded online network, we have established a leadership position in our market. In 2000, CNET Networks' millions of online users viewed more than 12.2 billion pages, on a full year, combined basis, including CNET.com, ZDNET.com and mySimon.com, making CNET Networks the most used source for computer and technology information.

  CNET Networks' products and services provide a platform for advertisers to create brand awareness and sell products to our large, tech-savvy audience. At the end of 2000, we had relationships with approximately 1,400 advertisers. The company is also actively providing information and services to business to enable and enhance online retailing of computer and technology products. Our products and services are designed to inform buyers and link them with sellers of products and services to create a dynamic, efficient marketplace.

  We earn revenues from:
- sales of digital marketing, banner and sponsorship advertisements on our online network
- fees based on the number of CNET.com, ZDNet.com and mySimon.com users who click on an advertisement or text link to visit the websites of our merchant partners, which we refer to as "leads"
- revenues from licensing our original content
- revenues from licensing our CDS product database
- revenues from subscribing to our ChannelOnline product procurement service
- advertising sales and licensing fees from our print publication, television and radio programming

  During 2000 we made two significant acquisitions. The acquisitions of mySimon in March 2000 and ZDNet in October 2000 significantly expanded our network. These acquisitions were both accounted for using the purchase method of accounting and the financial results of their operations are recorded in our financial statements beginning on the dates of their respective acquisition. The addition of mySimon and ZDNet contributed revenues, cost of revenues and operating expenses from their acquisition dates in 2000. Revenues, cost of revenues and operating expenses related to mySimon and ZDNet prior to the dates of their acquisition are not recorded in our financial results.

  Our revenues, cost of revenues and operating expenses have grown substantially over the past three years. We incurred a net loss of $484.0 million in 2000 and earned net income of $416.9 million and $3.0 million in 1999 and 1998, respectively. Net loss in 2000 was generated primarily from realized losses on the sale and write-down of investments of $277.8 million and amortization of goodwill and intangibles of $340.4 million. Net income in 1999 was generated primarily from gains on investment sales of $734.1 million, offset by an income tax provision of $257.3 million and an operating loss of $61.1 million. The operating loss for 1999 included expenses related to our marketing campaign to promote the CNET brand of approximately $65.0 million and goodwill amortization of $15.0 million. Net income of $3.0 million in 1998 was primarily related to operating profit.


 Results of Operations

 Revenues

  Total Revenues. Total revenues were $264.0 million, $112.3 million and $57.5 million for 2000, 1999 and 1998, respectively.

  Internet Revenues. Revenues from our Internet operations were $244.7 million, $104.9 million and $50.4 million for 2000, 1999 and 1998, respectively. Internet revenues consist primarily of revenues derived from the sale of advertisements on pages delivered to users of our Internet network. Revenues also include revenues from licensing our original content and from licensing our product database and related technology. Advertising programs are generally delivered on either an "impression" based program or a "performance" based program. An impression based program earns revenues when an advertisement is delivered to a user of our Internet network. A performance based program earns revenues when a user of our Internet network responds to an advertisement by linking to an advertisers Internet network. Performance based programs include revenues generated from leads delivered from our shopping services. Advertising rates vary depending upon whether a program is impression or performance based where advertisements are placed and the amount and length of the advertiser's commitment. Advertising revenues are recognized in the period in which the advertisements are delivered. Our ability to sustain or increase revenues from Internet advertising will depend on numerous factors, which include, but are not limited to, our ability to increase our inventory of delivered Internet pages on which advertisements can be displayed and our ability to maintain or increase advertising rates. Also included in Internet revenues are revenues generated from integration of customer links from the Company's internet network to a user, revenues from the licensing of the Company's original content and its CDS product database and revenues from subscriptions to CNET ChannelOnline product procurement services.

  The increases in internet revenues of $139.8 million from 1999 to 2000 and $54.5 million from 1998 to 1999 were primarily attributable to an increase in impression and lead-based advertising programs sold on our network. This increase in advertising programs sold was due to increased demand from advertisers and increased availability of advertising programs. Additional advertising programs were available due to an increase in the number of pages delivered to users of our network and increased leads sent to advertisers on our network. Average daily pages delivered in 2000 approximated 21.7 million, an increase of 90% over 11.4 million average daily pages in 1999. During
2000 we averaged approximately 253,000 leads per day from our shopping services, an increase of 81% over 140,000 leads per day in 1999.
Average daily pages delivered in 1999 approximated 11.4 million, an increase of 65% over 6.9 million average daily pages in 1998. During
1999 we averaged approximately 140,000 leads per day as compared to approximately 90,000 leads per day only during the fourth quarter of 1998, when we launched our leads program.

  A portion of our revenues are received in the form of securities of our customers. Revenues in the form of securities from our customers amounted to approximately $19.6 million and $6.0 million during 2000 and 1999 respectively. No revenues in the form of securities from our cusotmers were received in 1998. We anticipate that revenues earned in the form of securities from our customers will significantly decrease in 2001 as compared to 2000. In addition, during 2000, 1999 and 1998, approximately $16.7 million, $5.9 million and $3.4 million, respectively, of our revenues were derived from barter transactions whereby we delivered advertisements on our Internet channels in exchange for advertisements on the Internet sites of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements received and delivered, and the corresponding revenues and marketing expenses were recognized when the advertisements were delivered.


  Significant Customers

  During 2000 and 1999 we did not have any customers that contributed more than 10% of our revenues. USA Networks accounted for approximately 10% of total revenues in 1998.


  Broadcast and Publishing Revenues

  Broadcast and publishing revenues were $19.4 million, $7.5 million and $7.1 million for 2000, 1999 and 1998, respectively. Broadcast and publishing revenues consist primarily of advertising sales and licensing fees from our print publication, television programming and radio programming. The increase in broadcast and publishing revenues of $11.9 million from 1999 to 2000 was primarily attributable to revenues related to our print publication for which we began to realize revenues during October 2000 as part of the acquisition of ZDNET.


  Revenue Mix

  Internet operations accounted for 93%, 93% and 88% and broadcast and publishing revenues accounted for 7%, 7% and 12% of total revenues for 2000, 1999 and 1998, respectively. We expect to experience fluctuations in television and Internet revenues in the future that may be dependent on many factors, including demand for our Internet network and television programming, and our ability to develop, market and introduce new and enhanced Internet content and television programming.


 Cost of Revenues

  The principal elements of cost of revenues have been payroll and related expenses for the editorial, production and technology staff of our Internet sites, print publications and television and radio programming, costs related to hosting and delivering our internet sites and costs for facilities and equipment. Cost of revenues were $98.0 million, $47.6 million and $30.6 million or 37%, 42%, and 53% of revenues for 2000, 1999 and 1998, respectively.

  The increase in cost of revenues of $50.3 million from 1999 to 2000 was primarily attributable to increased content on our Internet sites and increased number of average daily pages delivered from our Internet sites, including the addition of mySimon in March 2000 and ZDNet in October 2000. The cost increases related to producing additional content, including mySimon and ZDNet were primarily related to personnel and related expenses. The increase in cost of revenues of $17.0 million from 1998 to 1999 was primarily attributable to additional costs for personnel and related costs, including personnel costs related to acquisitions. These acquisitions included Winfiles.com, AuctionGate, KillerApp, Sumo, GDT, Nordby and Savvy Search.


 Sales and Marketing

  Sales and marketing expenses consist primarily of payroll, sales commissions, personnel related expenses, consulting fees and advertising expenses. Sales and marketing expenses were $107.3 million, $94.7 million and $15.8 million for 2000, 1999, and 1998, respectively. Sales and marketing expenses represented 41%, 84% and 27% of total revenues in 2000, 1999 and 1998, respectively.


  The increase in sales and marketing expenses of $12.7 million from 1999 to 2000 related primarily to increases in personnel and related expenses, including ZDNet and mySimon costs from the dates of their acquisition. Total advertising expenses in 2000 were approximately
$9.0 million lower than in 1999. The focus on advertising in 2000 shifted to online programs that were specific to driving traffic to our network as compared to our CNET brand building campaign in 1999. The increase in sales and marketing expenses of $78.9 million from 1998 to 1999 related primarily to the branding campaign launched in July 1999. Expenses related to this campaign totaled approximately $65 million in 1999 and consisted primarily of television, online, radio and print advertising. Prior to July 1999, we had not marketed our brand. The additional increase related primarily to increases in sales and marketing personnel and their related expenses.


 General and Administrative

  General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses were $19.8 million, $8.2 million and $1.8 million for 2000, 1999 and 1998, respectively. General and administrative costs represented 7%, 7% and 3% of total revenues for 2000, 1999 and 1998, respectively. The increase in general and administration of $11.5 million from 1999 to 2000 and $6.5 million from 1998 to 1999 primarily related to costs related to facilitating our growth, such as increased personnel and personnel related costs related to the growth of our management team and costs related to acquisitions made during each respective year.

Merger and Integration Costs

During the fourth quarter ended December 31, 2000 we incurred costs of approximately $1.2 million related to the integration of ZDNet into CNET operations. These costs included expenses that were specifically identifiable to integrating ZDNet's operations and were incremental to our normal operating costs. In our earnings release dated February 6, 2001, we reported these expenses as a separate cost classification, merger expenses, in our consolidated statements of operations.

We anticipate that we will incur additional costs related to the integration of ZDNet with our operations through each of the four quarters of 2001 and we will continue to report these costs as a separate cost classification in our quarterly earnings releases. In addition, we announced during the first quarter of 2001 that we were reducing our workforce by approximately 10%. This reduction, which was completed by the end of the first quarter of 2001, was to eliminate duplication in certain businesses and discontinue certain non-growth or unprofitable businesses. We will incur severance costs related to this reduction in workforce, which we will also classify as merger and integration related expenses in our quarterly earnings report.

Depreciation

  Total depreciation expenses were $15.4 million, $8.0 million and $6.3 million for 2000, 1999 and 1998, respectively. The increase in depreciation expenses of $7.4 million from 1999 to 2000, related primarily to depreciation on additional equipment acquired under the ZDNet acquisition. The increase in depreciation expenses of $1.6 million from 1998 to 1999 related primarily to capitalized purchases.


 Amortization of Goodwill and Intangibles

  Goodwill amortization expenses relate to the amortization of the goodwill we record for companies we have acquired where we use the purchase method of accounting. Goodwill amortization expenses were $340.4 million and $15.0 million for 2000 and 1999, respectively. We did not have any goodwill amortization expenses for 1998. During 2000 we acquired 6 companies for which we used the purchase method of accounting. These acquisitions included mySimon and ZDNet. Goodwill attributed to these acquisitions totaled $2.2 billion, $668.4 million was related to the mySimon acquisition in March 2000 and $1.5 billion related to the ZDNet acquisition in October 2000. During 1999 we acquired six companies for which we used the purchase method of accounting. These acquisitions included Winfiles.com, Search Linux,
GDT, Nordby, Savvy Search and Manageable Software Services, Inc.
Goodwill attributed to these acquisitions totaled $105.8 million. We are amortizing goodwill related to these acquisitions over the estimated realizable life of three years.

 Realized Gain (Loss) on Sale of Investments, net

  We realized losses on sale and impairment of investments of $277.8 million in 2000 and realized gains on sales of investments of $734.1 million and $10.5 million for 1999 and 1998, respectively. The realized losses on sales and impairment of investments related primarily to realizing losses approximately $399.1 million related to the impairment of several of our investments, the majority of which related to our holdings of NBC Internet, Inc. (NBCi). The impairment charges were partially offset by net gains on the sale of investments; primarily Vignette Corporation.

  The gains on investment sales of $734.1 million for 1999 included a gain of approximately $541.2 million related to the contribution of our interest in snap to NBCi. We recorded this gain based on the closing price of our NBCi stock on its first day of trading after the completion of the merger of snap, Xoom and NBCi.
Our investment in NBCi was recorded as an investment in marketable equity securities on our balance sheet and fluctuations in the value of this investment are recorded net of deferred taxes as other comprehensive income in the stockholders equity section of our balance sheet. During 1999 we also sold a portion of our holdings of Vignette Corporation for a gain of approximately $172.3 million, recorded a gain of approximately $19.9 million related to the merger agreement between beyond.com and BuyDirect.com which resulted in our owning approximately 757,000 shares of beyond.com and had gains on the sales of other equity investments of approximately $700,000. The gains on investment sales in 1998 were primarily attributable to a gain related to the sale of a portion of our Vignette investment of $9.8 million.


 Interest Income (Expense)

  Interest income is derived from our cash and cash equivalents and investments in marketable debt securities. Interest expense is primarily incurred on our 5% Convertible Subordinate Notes. Net interest income was $2.4 million, $1.2 million and $1.4 million for 2000, 1999 and 1998, respectively.

 Income Taxes

  In 2000, our loss before income taxes was $593.6 million against which we recorded a benefit for income taxes of $109.6 million. We had income before income taxes of $674.2 million and $3 million in 1999 and 1998, respectively. In 1999 we recorded a tax provision of $ 257.3 million. In 1998 we did not record a tax provision.

 Effective tax rates for the years ended December 31, 2000, 1999 and and 1998 were 18.46%, 38.23% and 0.00% respectively. The income tax benefit recorded in 2000 was lower than the statutory rates primarily due to $340.4 million of nondeductible amortization of goodwill and other intangible assets, for which no tax benefit was recognized.

  At December 31, 2000, the Company had federal net operating losses of approximately $116 million which will begin to expire in 2011. This net operating loss is related to the ZDNet acquisition and subject to limitations on its utilization due to the change in ownership.

 Income (Loss)

  We recorded a net loss of $484.0 million or $5.18 per share for 2000. We recorded net income of $416.9 million or $5.05 per diluted share for 1999 and net income of $3.0 million or $0.04 per diluted share for 1998.

  Net income decreased from $416.9 million in 1999 to a net loss of $484.0 million in 2000, a change of $900.9 million. This change related primarily to an increase in goodwill amortization of $325.4 million and a change related to gains and losses on the sale of investments of approximately $1.012 billion. We recorded gains on the sale of investments of $734.1 million in 1999 and a loss on the sale of investments of $277.8 million in 2000. These changes were partially offset by a $366.9 million reduction in our income tax provision.

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


 Liquidity and Capital Resources

  As of December 31, 2000, we had cash and cash equivalents of $167.3 million compared to $53.1 million on December 31, 1999. In addition on December 31, 2000 we had investments in short term and long term marketable debt securities of $134.7 million, compared to $175.8 million on December 31, 1999 and investments in marketable equity securities of $59.9 million on December 31, 2000 compared to $785.9 million on December 31, 1999.

  Net cash used in operating activities of $77.2 million in 2000 was primarily due to our operating loss of $316.9 million, depreciation and amortization of $355.8 million and changes in operating assets and liabilities (excluding deferred tax liabilities) of $30.4 million. Net cash used in operating activities of $39.5 million in 1999 was primarily due to our operating loss of $61.1 million and changes in operating assets and liabilities (excluding deferred tax liabilities) of $17.9 million. Cash provided by operating activities of $9.2 million in 1998 was primarily due to earnings of $3.0 million, and depreciation, amortization and the amortization of program costs of $12.1 million.

  Net cash provided by investing activities in 2000 of $117.4 million was due to proceeds from sales of marketable debt and equity securities of $408 million and cash provided from acquisitions of $26.9 million less purchases of marketable debt and equity securities, of $191.3 million, investments in privately held companies of $76.5 million, and purchases of equipment and programming assets of $49.7 million. Net cash used in investing activities in 1999 of $133.5 million was due to purchases of marketable debt and equity securities less proceeds from sales of marketable debt and equity securities of $19.3 million, investments in privately held companies of $39.4 million, cash paid for acquisitions of $43.7 million and purchases of equipment and programming assets of $30.7 million. Net cash used in investing activities of $11.1 million for 1998 was primarily attributable to purchases of equipment and programming assets.

  Cash flows provided by financing activities of $74.0 million were primarily related to net proceeds from the issuance of derivative instruments which related to the NBCi TRACES offering in February 2000, proceeds from the exercise of options and warrants and the purchase of treasury stock. Cash flows provided by financing activities of $174.6 million in 1999 were primarily attributable to the proceeds from the issuance of convertible debt and the issuance of common stock through the exercise of options and warrants. Cash flows provided by financing activities of $30.9 million in 1998 consisted primarily of the issuance of common stock through a private placement in June of 1998, and the issuance of common stock through the exercise of options and warrants.

  We believe that existing funds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months.

  As of December 31, 2000 we had obligations outstanding under notes payable totaling of $186.0 million. Notes payable included $172.9 million of 5% convertible subordinated notes, due 2006. Such obligations were incurred to obtain proceeds for general corporate purchases, to finance acquisitions and marketing expenditures.


 RECENT ACCOUNTING PRONOUNCEMENTS

  In March 2000, FASB issued Financial Interpretation No. 44
("FIN44"). FIN 44 clarifies (a) the definition of employee for purposes of applying Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. As a result of the adoption of the provisions of FIN 44 relating to business combinations effective July 1, 2000, the Company recorded $508,000 of deferred compensation relating to the intrinsic value of unvested stock options which were granted to employees of acquirees in exchange for acquiree options. This deferred compensation relates to acquisitions made subsequent to July 1, 2000 and is recorded as a component of stockholders' equity and is amortized to compensation expense over the vesting period of the grant.

  In December 1999 the SEC published Staff Accounting Bulletin No.101 ("SAB 101") "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides interpretations regarding the application of generally accepted accounting principles to revenue recognition where there is an absence of authoritative literature addressing a specific arrangement or a specific industry. SAB 101 was effective for the Company in the fourth quarter of fiscal 2000. The Company's adoption of SAB
101 did not have a material effect on its consolidated financial statements.

  In March 2000, the Emerging Issues Task Force (EITF), published their consensus on EITF Issue No. 00-2, "Accounting for Web Site Development Costs", which requires that costs incurred during the development of web site applications and infrastructure, involving developing software to operate the web site, including graphics that affect the "look and feel" of the web page and all costs relating to software used to operate a web site should be accounted for under Statement of Position 98-1, "Accounting for the Costs of Computer Software
Developed or Obtained for Internal Use". However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to FASB Statement No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". EITF Issue No. 00-2 is effective for all quarters of fiscal years beginning after June 30, 2000. The Company's consolidated statements conformed to EITF Issue No. 00-2 beginning July 1, 2000. The adoption of EITF Issue No. 00-2 resulted in the capitalization of approximately $65,000 in software costs for fiscal year 2000. Beginning in the first quarter of 2001, we commenced the development of a standard delivery platform for our Internet network, including our international sites. We believe this will help create a better product for users, a better marketing platform for advertisers and will result in internal cost and delivery efficiencies. We expect to complete the project in late
2001 at a cost of approximately $13 million to $15 million, which we will capitalize.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors Report

The Board of Directors,
CNET Networks, Inc.

  We have audited the accompanying consolidated balance sheets of CNET Networks, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations and other comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CNET Networks, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                   /s/  KPMG LLP
San Francisco, California
February 5, 2001

                           CNET NETWORKS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (000s, except per share data)

                                                          December 31,
                                                  --------------------------
                                                      2000          1999
                                                  ------------  ------------
                     ASSETS
Current assets:
  Cash and cash equivalents                             $167,301       $53,063
  Investments in marketable debt securities               52,864        65,985
  Investments in marketable equity securities             55,512       785,909
  Accounts receivable, net of allowance for
   doubtful accounts of $19,152 and $4,678
   in 2000 and 1999, respectively                         95,573        24,628
  Other current assets                                    44,292        14,033
  Deferred income tax                                      8,445         4,710
  Restricted cash                                          2,010           740
                                                  ---------------  ------------
   Total current assets                                  425,997       949,068

  Investments in marketable debt securities               81,823       109,802
  Investments in marketable equity securities              4,375           -
  Property and equipment, net                             59,288        30,044
  Other assets                                           184,520        47,143
  Deferred income tax                                      5,196         3,466
  Goodwill and intangible assets, net                  2,102,200        90,788
                                                  ---------------  ------------
   Total assets                                       $2,863,399    $1,230,311
                                                  ===============  ============

        LIABILITIES AND  STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $19,045       $11,461
  Accrued liabilities                                     92,729        16,398
  Current portion of long-term debt                        5,831         5,750
  Tax related liabilities                                    244         5,398
  Deferred tax liabilities                                 6,554       306,352
                                                  ---------------  ------------
     Total current liabilities                           124,403       345,359

Non-current liabilites
  Long-term debt                                         180,194       179,114
  Other liabilities                                        4,991           -
                                                  ---------------  ------------
     Total liabilities                                   309,588       524,473

Stockholders' equity:
  Common stock; $0.0001 par value;
    400,000,000 shares authorized; 135,159,843
    and 73,922,620 shares issued and
    outstanding in 2000 and 1999,
    respectively                                              14             7
  Additional paid in capital                           2,665,025       218,670
  Other comprehensive income                              37,872       121,409
  Deferred stock compensation                               (508)          -
  Retained earnings (deficit)                           (118,228)      365,752
  Treasury stock, at cost                                (30,364)          -
                                                  ---------------  ------------
     Total stockholders' equity                        2,553,811       705,838
                                                  ---------------  ------------
     Total liabilities and stockholders' equity       $2,863,399    $1,230,311
                                                  ===============  ============

     See accompanying notes to consolidated financial statements.

                                 CNET NETWORKS, INC.
  CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
                            (000s, except per share data)

                                                Year Ended December 31,
                                     -------------------------------------------
                                         2000           1999           1998
                                     -------------  -------------  -------------
Revenues:
   Internet                              $244,658       $104,887        $50,419
   Broadcast and publishing                19,361          7,458          7,058
                                     -------------  -------------  -------------
     Total revenues                       264,019        112,345         57,477

Cost of revenues                           97,952         47,605         30,643
                                     -------------  -------------  -------------
     Gross profit                         166,067         64,740         26,834
                                     -------------  -------------  -------------
Operating expenses:
   Sales and marketing                    107,321         94,657         15,769
   General and administrative              19,756          8,213          1,767
   Depreciation                            15,442          7,972          6,341
   Amortization of goodwill and
     intangible assets                    340,406         15,036          -
                                     -------------  -------------  -------------
    Total operating expenses              482,925        125,878         23,877
                                     -------------  -------------  -------------
    Operating income (loss)              (316,858)       (61,138)         2,957

Other income(expense):

   Realized gain (loss) on sale and
     impairment of investments           (277,783)       734,138         10,450
   Interest income, net                     2,383          1,223          1,412
   Other                                   (1,321)         -            (11,796)
                                     -------------  -------------  -------------
    Total other income(expense)          (276,721)       735,361             66
                                     -------------  -------------  -------------
    Income (loss) before
     income taxes                        (593,579)       674,223          3,023

     Income taxes                        (109,599)       257,315          -
                                     -------------  -------------  -------------
    Net income (loss)                   ($483,980)      $416,908         $3,023
                                     =============  =============  =============

Other comprehensive income,
    net of tax:

   Unrealized holding gains
    (losses), net of deferred tax
    arising during the period             (82,499)       121,340          -

   Foreign currency translation
    gain (loss)                            (1,038)            69
                                     -------------  -------------  -------------
   Comprehensive income (loss)          ($567,517)      $538,317         $3,023
                                     =============  =============  =============

Basic net income (loss) per share          ($5.18)         $5.80          $0.05
                                     =============  =============  =============

Diluted net income (loss) per share        ($5.18)         $5.05          $0.04
                                     =============  =============  =============
Shares used in calculating
  basic per share data                     93,461         71,820         65,783
                                     =============  =============  =============
Shares used in calculating
  diluted per share data                   93,461         83,373         71,623
                                     =============  =============  =============

     See accompanying notes to consolidated financial statements.

                               CNET NETWORKS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (000s, except per share data)

                                Common Stock    Additional                   Treasury                                   Total
                            -------------------  Paid-in     Deferred    ---------------- Comprehensive  Accumulated Stockholders'
                              Shares    Amount   Capital   Compensation  Shares   Amount      Income       Deficit      Equity
                            ----------- ------- ---------- ------------- ------- -------- -------------- ----------- ------------
Balances as of
 December 31, 1997              58,641      $6      $94,693       --            --     --            --    ($54,056)     $40,643
Exercise of stock options                    1        6,246       --            --     --            --         --         6,247
 and warrants                    4,055      --          --        --            --     --            --         --            --
Employee stock purchase
 plan                              113      --          724       --            --     --            --         --           724
Issuances of common stock        3,251      --       26,212       --            --     --            --         --        26,212
Issuance of common stock in
 relation to the UVision
 acquisitions                    2,649      --         (518)      --            --     --            --         142        (376)
Net income                        --        --          --        --            --     --            --       3,023        3,023
                         ----------- ------- ------------ ------------- ------- ---------- -------------- -----------    -------
Balances as of
 December 31, 1998              68,709       7      127,357       --            --     --            --     (50,891)      76,473
Exercise of stock options
 and warrants                    2,482      --        8,086       --            --     --            --         --         8,086
Employee stock purchase
 plan                               32      --          934       --            --     --            --         --           934
Other comprehensive income
 (loss), net of deferred tax     --         --          --        --            --     --         121,409       --       121,409
Issuance of common stock for
 acquisitions                    2,700      --       50,574       --            --     --            --        (265)      50,309
Tax benefits from exercises of
 stock options                   --         --       31,719       --            --     --            --         --        31,719
Net income                       --         --          --        --            --     --            --     416,908      416,908
                         ----------- ------- ------------ ------------- ------- ---------- -------------- -----------    -------
Net income (loss)               --          --          --        --            --     --            --    (483,980)    (483,980)
Balances as of
 December 31, 1999              73,923       7      218,670       --            --     --         121,409   365,752      705,838
Exercise of stock options
 and warrants                    2,731      --       20,267       --            --     --            --          --       20,267
Employee stock purchase
 plan                              161      --        2,464       --            --     --            --          --        2,464
Other comprehensive income
(loss), net of deferred tax     --          --          --        --            --     --         (83,537)       --      (83,537)
Deferred compensation           --          --          --      (508)           --     --            --          --         (508)
Issuance of common stock in
 relation to acquisitions       58,345       7    2,402,119       --            --     --            --          --    2,402,126
Purchase of treasury stock      --          --          --        --       (1,064)   (30,364)        --          --      (30,364)
Tax benefits from exercises of
 stock options                  --          --       21,505       --            --     --            --          --       21,505
Net income (loss)               --          --          --        --            --     --            --    (483,980)    (483,980)
                         ----------- ------- ------------ ------------- ------- ---------- -------------- -----------    -------
Balances as of
 December 31, 2000             135,160     $14   $2,665,025    ($508)      (1,064)  ($30,364)     $37,872 ($118,228)  $2,553,811
                         =========== ======= ============ ============= ======= ========== ============== ===========  ==========

         See accompanying notes to consolidated financial statements.

                               CNET NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (000s, except per share data)

                                                   Year Ended December 31,
                                        -----------------------------------------
                                            2000          1999          1998
                                        ------------- ------------- -------------
Cash flows from operating activities:
  Net income(loss)                         ($483,980)     $416,908        $3,023
  Adjustments to reconcile net loss
   to net cash provided (used) in
   operating activities:
    Depreciation and amortization            355,848        23,008         6,341
    Amortization of program costs             15,241         8,131         5,802
    Amortization of deferred issuance co       1,855           839           --
    Allowance for doubtful accounts           (7,727)        2,956         1,261
    Services exchanged for cost method
     investments                             (19,559)       (6,021)          --
    Impairment of marketable equity
     securities and privately held
     investments                             399,101
    Gain on investment sales                (121,318)     (734,138)          --
    Foreign currency translation gain          1,038           --            --
    Changes in operating assets and
     liabilities, net of acquisitions:
      Accounts receivable                    (16,147)      (10,664)       (9,730)
      Other current assets                   (29,358)      (16,940)          455
      Other assets                            (9,801)       (3,805)        4,933
      Accounts payable                        (4,485)        7,978           329
      Accrued liabilities                      5,012         9,627        (3,253)
      Tax related liabilities               (187,389)      230,858           --
      Other long term liabilities              2,990           --            --
      Benefit from exercises of stock
      options                                 21,505        31,719           --
                                        ------------- ------------- -------------
        Net cash provided by (used in)
          operating activities               (77,174)      (39,544)        9,161
                                        ------------- ------------- -------------
Cash flows from investing activities:
  Purchase of marketable debt securities    (180,816)     (214,557)          --
  Purchase of marketable equity securities   (10,516)      (15,950)          --
  Proceeds from sale of marketable debt
    securities                               222,641        37,539           --
  Proceeds from sale of marketable equity
    securities                               185,408       173,663           --
  Investments in privately held companies    (76,462)      (39,448)          --
  Net cash acquired (paid for)
   acquisitions                               26,881       (43,743)         (108)
  Purchases of equipment, excluding
   capital leases                            (34,293)      (22,373)       (4,879)
  Purchases of programming assets            (15,429)       (8,312)       (6,084)
  Other                                          --           (307)          --
                                        ------------- ------------- -------------
        Net cash provided by (used in)
          investing activities               117,414      (133,488)      (11,071)
                                        ------------- ------------- -------------
Cash flows from financing activities:
  Net proceeds from issuance of
   convertible debt                              --        167,220           --
  Net proceeds from issuance of derivative
   instruments                                81,631           --            --
  Net proceeds from issuance of
   common stock                                  --            --         26,213
  Net proceeds from employee stock
   purchase plan                               2,464           934           723
  Purchase of treasury stock                 (30,364)          --            --
  Net proceeds from exercise of options
   and warrants                               20,267         8,086         6,246
  Principal payments on capital leases                         (42)         (416)
  Principal payments on equipment note                      (1,640)       (1,873)
                                        ------------- ------------- -------------
        Net cash provided by
          financing activities                73,998       174,558        30,893
                                        ------------- ------------- -------------
Net increase in cash and cash
 equivalents                                 114,238         1,526        28,983
Cash and cash equivalents at
 beginning of period                          53,063        51,537        22,554
                                        ------------- ------------- -------------
Cash and cash equivalents at end
 of period                                  $167,301       $53,063       $51,537
                                        ============= ============= =============

Supplemental disclosure of cash flow
 information:
  Interest paid                              $14,325        $4,205          $325
  Taxes paid                                 $83,348        $2,625           --


Supplemental disclosure of noncash
 transactions:
  Issuance of debt for acquisitions             --         $10,098        $3,066
  Other comprehensive income,
   net of deferred tax                      ($83,577)     $121,409          --
  Issuance of common stock for
   acquisitions                           $2,402,126       $50,553          --

     See accompanying notes to consolidated financial statements.

                            CNET NETWORKS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 DESCRIPTION OF BUSINESS

  CNET Networks, Inc. (the "Company") was incorporated in the state of Delaware in December 1992 and is a global media company producing a branded Internet network, a computer product database, a print publication, and television and radio programming for both consumers and businesses.


 PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of CNET Networks Inc., and its majority owned controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


 RECLASSIFICATION

  Certain amounts in the financial statements and notes thereto have been reclassified to conform to 2000 classification.


 CASH AND CASH EQUIVALENTS, SHORT AND LONG-TERM DEBT AND EQUITY
INVESTMENTS

  The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. All highly liquid instruments with maturities of three months or less at the date of purchase are considered cash equivalents. Investments in marketable debt securities with maturities greater than three months at the date of purchase and current maturities less than twelve months from the balance sheet date are considered current assets. Those with maturities greater than twelve months from the balance sheet date are considered non-current assets. Investments in publicly traded companies are considered Investments in marketable equity securities and are classified as a current asset of the Company.

  The Company's marketable debt and equity securities are classified as available for sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred.

  The Company invests in equity instruments of privately-held, information technology companies for business and strategic purposes. These investments which amounted to $157.5 million and $40.5 million at December 31, 2000 and 1999 respectively, are included in other assets in the non-current section of the balance sheet. These investments are accounted for under the cost method when ownership is less than 20% and the Company and the Company doesn't exert significant influence over the investee or their operations. For
For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values.

  The Company identifies and records impairment losses on investments when events and circumstances indicate that such decline in fair value is other than temporary. The Company recorded impairment losses on marketable equity securities and privately held investments of $399 million for the year ended December 31, 2000. The impairment losses were recorded in 2000, along with realized gains on investments of $121 million in the consolidated statement of operations as realized gain (loss) on sale and impairment of investments. The Company recognized realized gains on sales of investments at $734 million and $10,5 million in the years ended December 31, 1999 and 1998, respectively.


 PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to forty years. Property and equipment recorded under capital leases and leasehold improvements are amortized on a straight- line basis over the shorter of the lease terms or their estimated useful lives.

 CONCENTRATION OF CREDIT RISK

  Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and trade accounts receivable. The Company invests excess cash in low risk, liquid instruments. No losses have been experienced on such investments. The Company's investments in marketable debt securities are generally investment grade securities. The Company's marketable equity securities and investments in privately held companies are concentrated in the information technology sector and as such are subject to fluctuations in fair value based on technology market factors. The majority of the Company's accounts receivable are derived from domestic sales to companies in the information technology sector. The Company closely monitors its outstanding receivable balances on an on-going basis.


 INCOME TAXES

  The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment dates.


 REVENUE RECOGNITION

  The Company recognizes revenues once persuasive evidence of an arrangement exists, the Company's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenues are recognized in the period over which the Company's obligations are fulfilled. The Company's revenues are comprised of Internet revenues and broadcast and publishing revenues.

  Internet revenues consist primarily of revenues derived from the sale of advertisements on pages delivered to users of our Internet network. Advertising programs are generally delivered on either an "impression" based program or a "performance" based program. An impression based program earns revenues when an advertisement is delivered to a user of our Internet network. A performance based program earns revenues when a user of our Internet network responds to an advertisement by linking to an advertiser's
Internet network. Performance based programs include revenues generated from leads delivered from the Company's shopping services.
Advertising revenues are recognized in the period in which the advertisements are delivered. Also included in Internet revenues are revenues generated from the integration of customer links from the Company's Internet network to a user. Such revenues are recognized on a straight-line basis over the period that the links are delivered to users. Revenues from the licensing of the Company's original content and CDS product database are recognized on a straight-line basis over the period of the arrangement. Revenues from subscriptions to CNET ChannelOnline product procurement services are recognized on a straight-line basis over the period of the arrangement.

  Broadcast and publishing revenues consist primarily of advertising sales and licensing fees from our television programming, radio programming and print publication. Television revenues consist primarily of revenues derived from the licensing of programming produced by the company. Radio revenues consist primarily of revenues derived from the sale of advertisements and are recognized in the period in which the advertisements are delivered. Publishing advertising revenue, less agency commissions, is recognized as income in the month that the related publications are sent to subscribers or become available at newsstands.

  For multiple-element arrangements, revenue is recognized for the separate elements based on the fair values of the elements as established through separate sales of the elements to customers.

  The Company trades advertisements on its Internet sites in exchange for advertisements on the Internet sites of other companies. These revenues and marketing expenses are recorded at the fair market value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Internet channels and expense from barter transactions is recognized when advertisements are delivered on the other companies' Internet sites. Barter revenues were approximately $16.7 million, $5.9 million, and $3.4 million for the years ended December 31, 2000, 1999, and 1998, respectively. A portion of our revenues are received in the form of securities of our customers.

  A portion of our revenues are received in the form of securities of our customers. Revenues in the form of securities of our customers amounted to $19.6 million and $6.0 million for the years ended December 31, 2000 and 1999 respectively.


 NET INCOME (LOSS) PER SHARE

    Basic net income (loss) per share is computed using the weighted average number of outstanding shares of common stock and diluted net income (loss) per share is computed using the weighted average number of outstanding shares of common stock and common stock equivalents during the period, to the extent that such common stock equivalents are not anti-dilutive. Common stock equivalents which are anti-dilutive are excluded from the computation of diluted net income
(loss) per share. Basic and diluted net loss per share for the year ended December 31, 2000 does not include the effect of approximately 6,545,111 common shares related to options with an average exercise price of $16.79 and approximately 544,628 shares of unvested restricted stock with an average exercise price of $1.21 and approximately 4,622,624 common shares related to the Convertible Subordinated Debt offering with an average exercise price of $37.40 because their effect is anti-dilutive. Diluted net income per share for the year ended December 31, 1999, does include the effect of approximately 7,362,648 common shares related to options with an average exercise price of $10.46, and 427,989 common shares related to warrants with an average exercise price of $1.38, and the potential conversion of convertible debt to approximately 3,762,301 common shares related to the Convertible Subordinated Debt offering with an average exercise price of $37.40 because their effect is dilutive. Diluted net income per share for the year ended December 31, 1998, does include the effect of approximately 5,355,636 common shares related to options with an average exercise price of $6.19, and 485,180 common shares related to warrants with an average exercise price of $0.64 because their effect is dilutive.

     The following table sets forth the computation of net income
(loss) per share:

                                                Year Ended December 31,
                                             (000s except per share data)
                                     -------------------------------------------
                                         2000           1999           1998
                                     -------------  -------------  -------------
Net income (loss) available to
   common stockholders - basic          ($483,980)      $416,908         $3,023
 Plus: Interest income, net of taxes
   available to convertible
   subordinated noteholders                    --          4,471             --
                                     -------------- -------------- -------------
Adjusted income (loss) available to
   common stockholders - diluted        ($483,980)      $421,379         $3,023
                                     =============  =============  =============

Weighted average shares - basic            93,461         71,820         65,783
 Plus: Incremental shares from assumed
      conversions
        Options                                --          7,363          5,356
        Warrants                               --            428            484
        Convertible subordinated note          --          3,762
                                     -------------  -------------  -------------
Adjusted weighted average
   shares - diluted                        93,461         83,373         71,623

Basic net income (loss) per share          ($5.18)         $5.80          $0.05
                                     =============  =============  =============

Diluted net income (loss) per share        ($5.18)         $5.05          $0.04
                                     =============  =============  =============

The shares used in calculating the basic and diluted net income (loss) per share have been adjusted in prior periods to reflect the Sumo, NetVentures, AuctionGate, and KillerApp transactions as outstanding for all periods, and the two-for-one stock splits on March 8, 1999 and May 10, 1999.


 STOCK-BASED COMPENSATION

  The Company accounts for its stock-based employee compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. The compensation expense is recorded over the vesting period of the grant.


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

The components of other comprehensive income (loss) for the years ended December 31, 2000, 1999, 1998 are as follows:

                                      Year ended December 31,
                                              (000s)
                                       2000      1999      1998
                                    --------  --------  --------

Unrealized holding gain
  (loss)from:
 Marketable equity securities     ($297,742)  $203,463       -
 Marketable debt securities              25    (1,230)       -
 Debt obligations                    97,344        -         -
Deferred tax asset (liability)
  related to unrealized holding
  gains(losses)                     117,874   (80,893)       -
                                   --------  --------  --------
                                    (82,499)  121,340        -
Foreign currency translation
  gain (loss)                        (1,038)       69        -
                                   --------  --------  --------
                                   ($83,537) $121,409        -
                                   ========  ========  ========

 ADVERTISING EXPENSE

  The cost of advertising is expensed as incurred. Such costs are included in selling and marketing expense and totaled approximately $65.8 million, $74.8 million, and $5.1 million during the years ended December 31, 2000, 1999, and 1998, respectively.


 FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying value of the Company's cash and cash equivalents, marketable debt and equity securities, accounts receivable, accounts payable, and long-term debt approximate their respective fair values.


 IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

  The Company reviews its long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Depending on the nature of the long-lived asset, fair value is measured based on the related discounted cash flows, market values of similar publicly-traded assets or other relevant factors Assets to be disposed of are reported at the lower of the the carrying amount or fair value less costs to sell.


 USE OF ESTIMATES

  The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


 RECENT ACCOUNTING PRONOUNCEMENTS

  In March 2000, FASB issued Financial Interpretation No. 44
("FIN44"). FIN 44 clarifies (a) the definition of employee for purposes of applying Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. As a result of the adoption of the provisions of FIN 44 relating to business combinations effective July 1, 2000, the Company recorded $508,000 of deferred compensation relating to the intrinsic value of unvested stock options which were granted to employees of acquirees in exchange for acquiree options. This deferred compensation relates to acquisitions made subsequent to July 1, 2000 and is recorded as a component of stockholders' equity and is amortized to compensation expense over the vesting period of the grant.

  In December 1999 the SEC published Staff Accounting Bulletin No.101
("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides interpretations regarding the application of generally accepted principles to revenue recognition where there is an absence of authoritative literature addressing a specific arrangement or a specific industry.
SAB 101 was effective for the Company in the fourth quarter of fiscal 2000. The Company's adoption of SAB 101 did not have a material effect on its consolidated financial statements.

  In March 2000, the Emerging Issues Task Force (EITF), published their consensus on EITF Issue No. 00-2, "Accounting for Web Site Development Costs", which requires that costs incurred during the development of web site applications and infrastructure, involving developing software to operate the web site, including graphics that affect the "look and feel" of the web page and all costs relating to software used to operate a web site should be accounted for under Statement of Position 98-1, "Accounting for the Costs of Computer Software
Developed or Obtained for Internal Use". However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to FASB Statement No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". EITF Issue No. 00-2 is effective for all quarters of fiscal years beginning after June 30, 2000. The Company's consolidated statements conformed to EITF Issue No. 00-2 beginning July 1, 2000. The adoption of EITF Issue No. 00-2 resulted in the capitalization of approximately $65,000 in software costs for fiscal year 2000. Beginning in the first quarter of 2001, we commenced the development of a standard delivery platform for our Internet network, including our international sites. We believe this will help create a better product for users, a better marketing platform for advertisers and will result in internal cost and delivery efficiencies. We expect to complete the project in late
2001 at a cost of approximately $13 million to $15 million, which we will capitalize.

  The FASB recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively) referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 by first quarter in year-ending December 31, 2001. Management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or operations of the Company.

  In May 2000, the EITF published their consensus on EITF No.00-8, "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods and Services", which provides that such revenues be measured based on the fair value of the securities at the earlier of the performance commitment date or the vesting date. In accordance with the consensus, the Company adopted the provisions of EITF No.00-8 for all grants and modifications of existing grants that occurred after March 16, 2000.


(2)   BALANCE SHEET COMPONENTS


 CASH AND CASH EQUIVALENTS

The carrying value of cash and cash equivalents consisted of:

                                              December 31,
                                                (000s)
                                       ---------------------------
                                            2000         1999
                                       -------------- ------------
      Commercial paper                     $99,846      $36,742
      Money market mutual funds             12,170       11,401
      Cash                                  55,285        4,920
                                       -------------- ------------
                                          $167,301      $53,063
                                       ============== ============

 RESTRICTED CASH

     Restricted cash balance relates to certain deposits in escrow for leasehold improvements and as collateral for letters of credit relating to security deposits.


 MARKETABLE DEBT SECURITIES

     The following is a summary of available-for-sale investments:

                                            December 31, 2000
                                                (000s)
                      -------------------------------------------------------
                                   Gross       Gross               Estimated
                                 Unrealized Unrealized  Interest     Fair
                         Cost       Gain      Losses   Receivable    Value
                       --------   --------   --------   --------   --------
Short term investments
  Corporate obligations  $14,314        $12       ($14)      $270    $14,582
  Commercial paper        35,259                                      35,259
  Government agencies      3,000      -          -             23      3,023
                        --------   --------   --------   --------   --------
                          52,573         12        (14)       293     52,864
                        --------   --------   --------   --------   --------
Long term investments
  Corporate obligations   64,381         27     (1,176)     1,379     64,611
  Government agencies     17,017                   (54)       249     17,212
                        --------   --------   --------   --------   --------
                          81,398         27     (1,230)     1,628     81,823
                        --------   --------   --------   --------   --------
                        $133,971        $39    ($1,244)    $1,921   $134,687
                        ========   ========   ========   ========   ========


                                            December 31, 1999
                                                (000s)
                      -------------------------------------------------------
                                   Gross       Gross               Estimated
                                 Unrealized Unrealized  Interest     Fair
                         Cost       Gain      Losses   Receivable    Value
                       --------   --------   --------   --------   --------
Short term investments
  Corporate obligations  $30,974      -           ($73)      $394    $31,295
  Commercial paper        22,509          7         (5)        72     22,583
  Government agencies     11,973      -             (3)       137     12,107
                        --------   --------   --------   --------   --------
                          65,456          7        (81)       603     65,985
                        --------   --------   --------   --------   --------
Long term investments
  Corporate obligations   78,026      -           (925)     1,656     78,757
  Foreign debt securities  1,997      -            (83)        69      1,983
  Government agencies     28,965      -           (148)       245     29,062
                        --------   --------   --------   --------   --------
                         108,988      -         (1,156)     1,970    109,802
                        --------   --------   --------   --------   --------
                        $174,444         $7    ($1,237)    $2,573   $175,787
                        ========   ========   ========   ========   ========


The contractual maturities of the Company's short term investments at December 31, 2000 were one year or less while the Company's long term investments had contractual maturities between one and three years. Expected maturities may differ from contractual maturities because issuers of the securities have the right to prepay or call obligations without prepayment penalties.


MARKETABLE EQUITY SECURITIES

    At December 31, 2000, the Company owned 6,497,584 shares of NBCi, 1,532,393 shares of Mail.com, Inc. ("Mail.com"), 682,326 shares of Vignette Corporation ("Vignette"), 1,085,943 shares of Deltathree.com, Inc. ("deltathree"), 282,289 shares of Beyond.com Corp ("Beyond'), 5,754 shares of Digital River,Inc. ("Digital River"), 1,000,000 shares of Niku Corporation ("Niku"), 240,000 shares of Ebiz Enterprises, Inc. ("Ebiz"), 139,444 shares of Siebel Systems, Inc. ("Siebel"), 97,121 shares of Asiacontent.com Ltd. ("Asiacontent.com"), 90,395 shares of Insiderstreet.com, Inc. ("Insiderstreet"), 2,000,000 shares of Virtual Technology Corp. ("NetDirect"), 500,000 shares of Infe.com, Inc. ("INFE"), 250,000 shares of Opus360 Corporation ("Opus"), 102,065 shares of Openwave Systems, Inc. ("Openwave") and 136,363 shares of Virage, Inc. ("Virage").

The following is a summary of available-for-sale investments:

                                 December 31, 2000
                                     (000s)
                      --------------------------------------------
                                   Gross       Gross   Estimated
                        Cost or  Unrealized Unrealized    Fair
                       Valuation    Gain      Losses      Value
                       --------   --------   --------   --------
Short term investments
   Available for sale    $52,448    $14,580   ($11,516)   $55,512
                        --------   --------   --------   --------
Long term investments
   Available for sale    101,718       -       (97,343)     4,375
                        --------   --------   --------   --------
                        $154,166    $14,580  ($108,859)   $59,887
                        ========   ========   ========   ========


                                 December 31, 1999
                                     (000s)
                      --------------------------------------------
                                   Gross       Gross   Estimated
                        Cost or  Unrealized Unrealized    Fair
                       Valuation    Gain      Losses      Value
                       --------   --------   --------   --------
Short term investments
   Available for sale   $582,446   $214,351   ($10,888)  $785,909
                        ========   ========   ========   ========


  Unrealized holding gains (losses) on marketable debt securities and market-able equity securities, net of tax, were $(58.5) million and $121 million at December 31, 2000 and December 31, 1999. At December 31, 2000 the unrealized loss was offset by a $97.3 million unrealized gain on the NBCi Trust Automatic Common Exchange Security obligations.


 PROPERTY AND EQUIPMENT

     A summary of property and equipment follows:

                                                      December 31,
                                                        (000s)
                                               -----------------------
                                                    2000          1999
                                               -------------- --------
      Land                                          $589          $144
      Buildings                                    6,482         1,169
      Computer equipment                          52,167        27,614
      Production equipment                         2,868         2,661
      Office equipment, furniture & fixtures       9,069         5,142
      Software                                    12,770         2,676
      Leasehold improvements                      12,583        10,193
      Assets in progress                           1,896         1,018
                                               ------------   --------
                                                  98,424        50,617

      Less accumulated depreciation
        and amortization                          39,136        20,573
                                               ------------   --------
                                                 $59,288       $30,044
                                               ============   ========

      As at December 31, 2000 and 1999 the Company held no equipment under capital lease agreements.


 ACCRUED LIABILITIES

   A summary of accrued liabilities follows:

                                                December 31,
                                                  (000s)
                                       ---------------------------
                                            2000         1999
                                       -------------- ------------
   Compensation and related benefits       $37,384        $6,744
   Interest                                  3,876         2,900
   Marketing and advertising                11,128         1,581
   Acquisition and divestiture              10,579            --
   Deferred revenue                         19,921         3,360
   Other                                     9,841         1,813
                                       -------------- ------------
                                           $92,729       $16,398
                                       ============== ============

  During 2000 the Company provided $691,000 and $11.8 million to cover acq-uisition costs related to the acquisitions of mySimon and ZDNet respectively. These costs are comprised of investment banking, legal, due diligence and transfer agent services. During 2000 the Company incurred charges of $11.5 million against the provision.

  As a result of the acquisition of ZDNet, the Company assumed a $20.4 million liability relating to ZDNet's prior divestiture of Ziff Davis publishing and ZDNet's pre-acquisition exit of one of its divisions. This liability was comprised of investment banking and legal services and exit costs including office closure and contract termination costs. During 2000 the Company incurred charges of $10.8 million against the provision.


 DEBT

Below is a summary of the Company's debt:

                                  December 31
                                    (000s)
                         ----------------------
                               2000       1999
                          --------   --------

Trust Automatic Common
  Exchange Securities        $4,375        -

5% Convertible subordinated
  notes                     172,915    172,915

Other obligations             8,735     11,949
                           --------   --------
                            186,025    184,864
less current maturities      (5,831)    (5,750)
                           --------   --------
                           $180,194   $179,114
                           ========   ========


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

  On December 31, 2000 the closing price of NBCi common stock was $3.50 per share. Accordingly the Company adjusted its long-term debt related to the Traces to $4.4 million. resulting in an unrealized gain of $97.3 million for the year ended December 31, 2000 which was recorded in other comprehensive income and offset by an equal unrealized loss related to the underlying NBCi common stock.

  On March 8, 1999, the Company completed a private placement with gross proceeds of $172.9 million of 5% Convertible Subordinated Notes, due 2006 (the "Notes") The Notes are convertible into the Company's common stock after June 7, 1999 at a conversion price of $37.40625 per share, subject to adjustments in certain events, at the option of the noteholder.

  On February 26, 1999, the Company completed the acquisition of the assets of Winfiles.com, a leading software downloading service for a total purchase price of $11.5 million, with an imputed interest rate of 8%, payable in two installments of $5.75 million. The first installment was paid at the closing, and the final installment was paid on August 28, 2000. At December 31, 2000 the Company's obligations under this note had been fully discharged.

  On July 27, 1999, the Company completed the acquisition of GDT S.A., a Swiss Societe Anonyme, ("GDT") through a merger of GDT into the Company. As a result of the acquisition of GDT, the Company assumed a 5% mortgage loan for the GDT building with a principal balance of $0.7 million as of December 31, 2000. The term of the loan is 36 years. On April 24, 2000, GDT S.A., renamed CNET Europe, S.A., acquired additional property which the Company funded with additional 5% mortgage loans of $2.4 million over a 20 year term. At December 31, 2000 the Company's obligation under these loans was $3.2 million.

  On July 29, 1999, the Company completed the acquisition of Nordby International, Inc., a Colorado corporation, ("Nordby") through a merger of Nordby into the Company. Pursuant to the merger, the Company issued a note payable due July 29, 2001 for $5.0 million with an imputed interest rate of 8%. At December 31, 2000 the Company's obligation under this note $5.5 million

  The aggregate annual principal payments for the notes and loan payable outstanding as of December 31, 2000, are summarized as follows:


     YEAR ENDING DECEMBER 31,               (000s)
     -----------------------
          2001                             5,831
          2002                             1,862
          2003                             2,419
          2004                               112
          2005                                77
         Thereafter                      175,724
                                       --------------
                                       $ 186,025
                                       ==============

(3)   ACQUISITIONS

       2000 Acquisitions

  On December 15, 2000 the Company completed the acquisition of CNET
Asia Ltd., a British Virgin Islands company, a joint venture in which the Company held a 19% Interest. Pursuant to the merger the Company paid $6 million cash for the remaining 81% interest the joint venture. Then Company recorded goodwill of $6.2 million, which is being amortized on a straight line basis over three years.

  On November 3, 2000, the Company acquired Quote Desk Software Corporation, a California corporation ("Quote Desk"), through a merger of Quote Desk into the Company. Pursuant to the merger, the Company paid $7.2 million in cash and issued 138,854 shares of common stock valued at $4.4 million, and recorded goodwill of $7.3 million which is being amortized over three years on a straight line basis. Quote Desk licenses software to VARs and computer resellers which provides access to multi-computer hardware and software distributor price files, enables comparison pricing and generates price quotes.

  On October 17, 2000, the Company completed the acquisition of Ziff
Davis, Inc. ("ZD"), a Delaware corporation, through the merger of a sub-sidiary of the Company with and into ZD with ZD surviving the merger. pursuant to the merger, the Company issued 47 million shares of common stock, and as a result of the merger, each share of ZD common stock converted to
0.3397 shares of the Company's common stock and each share of ZDNet ("ZDZ") common stock converted to .5932 shares of the Company's common stock, with a total value of $1.7 billion as of date of closing. The Company recorded goodwill and other intangible assets of $1.5 billion which are being amortized over three years on a straight line basis. ZD is also an online provider of technology news and buying guides.

  On July 14, 2000, the Company completed the acquisition of the remaining
80.1 percent of Apollo Solutions, Inc. ("Apollo"), a Delaware corporation, through the merger of Apollo into the Company. CNET had acquired a 19.9 percent interest in Apollo on December 8, 1999. Pursuant to the merger, the Company paid $2.0 million in cash and issued 312,000 shares of common stock valued at $9.4 million, and recorded goodwill of $17.2 million, which is being amortized over three years on a straight line basis, for all of the outstanding shares of Apollo. Apollo provides a Web-based application where Value Added Resellers, IT consultants and resellers can access real time product information, pricing and availability from multiple manufact-urers and distributors. The company recorded this transaction using the purchase method of accounting.

  On February 29, 2000, the Company completed the acquisition of mySimon Inc., a California corporation ("mySimon"), through a merger of CNET Sub, Inc., a Delaware corporation and wholly-owned direct subsidiary of the Company, with and into mySimon. Pursuant to the merger, the Company issued 10.7 million shares of common stock and issued
364,730 options with a combined value of $678.2 million, and recorded goodwill of $668.4 million, which is being amortized on a straight line basis over three years, for all the outstanding shares of mySimon. mySimon owns and operates www.mySimon.com,an online comparison shopping web site. The Company recorded this transaction using the purchase method of accounting.

  On February 15, 2000, the Company completed the acquisition of Digital Media Services, Inc., ("DMS") a California corporation, through the merger of DMS into the Company. Pursuant to the merger, the Company paid $10.7 million in cash and issued 148,611 shares of common stock valued at $7.3 million, and recorded goodwill of $18 million, which is being amortized on a straight line basis over three years, for all the outstanding shares of DMS. DMS provides tools that enable manufacturers and merchants to offer product-specific promotions directly to customers before and at the point-of-sale, both online and offline.
The Company recorded this transaction using purchase accounting.


       1999 Acquisitions

  On November 4, 1999, the Company completed the acquisition of Manageable Software Services Inc., a California corporation ("MSSI"), through a merger of MSSI into the company. Pursuant to the merger, the Company issued 58,394 shares of common stock to MSSI shareholders valued at $3 million, and recorded goodwill of $3 million, which is being amortized on a straight line basis over three years, in exchange for all outstanding shares of MSSI. MSSI provides automated PC management services to keep users' software and hardware up-to-date. The Company recorded this transaction using the purchase method of accounting.

  On October 7, 1999, the Company completed the acquisition of SavvySearch Limited, a Massachusetts corporation ("Savvy"), through a merger of Savvy into the Company. Pursuant to the merger, the Company paid $4.4 million in cash, issued 307,489 shares of common stock to Savvy shareholders valued at $17.6 million, and recorded goodwill of $22.1 million, which is being amortized on a straight line basis over three years, in exchange for all outstanding shares of Savvy. Savvy is a provider of metasearch services. The Company recorded this transaction using the purchase method of accounting.

  On July 29, 1999, the Company completed the acquisition of Nordby International, Inc., a Colorado corporation, ("Nordby") through a merger of Nordby into the Company. Pursuant to the merger, the Company paid $5.0 million in cash, issued a note payable due July 29, 2001 for $5.0 million, issued 230,017 shares of common stock to Nordby shareholders valued at $10 million, and recorded goodwill of $20 million which is being amortized on a straight line basis over three years in exchange for all outstanding shares of Nordby. Nordby is a provider of customized financial information to online and print partners. The Company recorded this transaction using the purchase method of accounting.

  On July 27, 1999, the Company completed the acquisition of GDT through a merger of GDT into the Company. Pursuant to the merger, the Company paid $30.0 million in cash, issued 429,185 shares of common stock valued at $20 million, and recorded goodwill of $49.4 million, which is being amortized on a straight line basis over three years, in exchange for all of the outstanding shares of GDT. GDT is based in Switzerland and has built a multi-language, multi-market database of product information. GDT's database of product information will be used to enhance CNET's Shopping services. The Company recorded this transaction using the purchase method of accounting.

  On April 30, 1999, the Company completed the acquisition of Sumo,
Inc., a Florida Corporation ("Sumo") in which the Company issued 469,484 shares of common stock to the stockholders of Sumo. Sumo developed Internet service directories, including webhostlist.com, webdesignlist.com and webisplist.com. The Sumo acquisition has been accounted for as a pooling-of-interests, and accordingly, the Company's consolidated financial state-ments have been restated for all periods prior to the acquisition to include the results of operations, financial position and cash flows of the acquisition.

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

  On February 26, 1999, the Company acquired substantially all of the assets of Winfiles.com, a download service, from Jensesys LLC, a Washington limited liability company ("Winfiles"), for a total purchase price of $11.5 million, of which $5.75 million was paid in cash and a note for $5.75 which was paid August 28, 2000. The Company recorded this transaction using the purchase method of accounting and recognized $11.0 million in goodwill. The goodwill is being amortized on a straight-line basis over a three year period.

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

  The following unaudited proforma financial information presents the combined results of operations of CNET as if the acquisitions of Winfiles, GDT, Nordby, SavvySearch, MSSI, DMS, mySimon, Apollo, and ZD had occurred as of the beginning of 1999, and 2000, after giving effect to certain adjustments, including amortization of goodwill. All of these acquisitions were accounted for by the purchase accounting method.
The pro forma financial information does not necessarily reflect the results of operations that would have occurred had CNET constituted a single entity during such periods:


                                              Year Ended December 31,
                                           (000s, except per share data)
                                                     unaudited
                                              -----------------------
                                                   2000          1999
                                              -------------- ---------

 Net revenues                                   $ 431,342    $ 291,408
 Net loss                                     $(1,007,140)   $(378,183)
 Basic and diluted net loss per share           $   (7.57)   $   (2.91)


(4)   INCOME TAXES

     The provision for income taxes is as follows:

                               Year Ended December 31
                                      (000s)
                           ---------------------------------
                                 2000       1999       1998
                            --------   --------   --------

Current:
Federal                        66,043     30,434        -
State                          11,746      9,598        -
                             --------   --------   --------
Total current                  77,789     40,032        -
                             --------   --------   --------
Deferred:                                               -
Federal                      (163,096)   171,773        -
State                         (24,292)    45,510        -
                             --------   --------   --------
Total deferred               (187,388)   217,283        -
                             --------   --------   --------
                            ($109,599)  $257,315        -
                             ========   ========   ========

  The Company's effective tax rate differs from the statutory federal income tax rate of 35% as shown in the following schedule:

                               Year Ended December 31
                                      (000s)
                           ---------------------------------
                                 2000       1999       1998
                            --------   --------   --------
Income tax expense
  at statutory rate             35.00%     35.00%     34.00%
Permanent differences          (18.68%)     0.63%       -
State tax                        5.86%      5.30%       -
State rate change               (0.89%)      -          -
NOL utilized                      -        (2.50%)      -
R&D credit unutilized            0.07%     (0.20%)      -
Operating losses with
 no current tax benefit           -          -      (34.00%)
Valuation allowance             (2.90%)      -          -
                             --------   --------   --------
Effective tax rate              18.46%     38.23%     0.00%
                             ========   ========   ========


  The tax effects of temporary differences that give rise to significant portions of deferred tax assets/(liabilities) are presented below:

                               Year Ended December 31
                                      (000s)
                           ---------------------------------
                                 2000       1999       1998
                            --------   --------   --------
Net operating losses           40,474        -       22,184
Properties and intangibles     14,232      2,095        820
Accruals, reserves and othe    (2,302)     4,708      1,615
Unrealized gain from
  investments available
  for sale                     36,981    (80,893)       -
Gain on sale of marketable
  equity securities           (41,637)  (225,458)       -
State taxes                    14,304        -          -
Stock based compensation       (5,515)       -          -
Other                             627      1,372      1,297
                             --------   --------   --------
                               57,164   (298,176)    25,916
Less valuation allowance      (50,077)       -      (25,916)
                             --------   --------   --------
                               $7,087  ($298,176)        $0
                             ========   ========   ========


  The total income tax valuation increased by $50,077 between the years ended December 31, 1999 and 2000. This relates to the deferred assets that were acquired as part of the ZDNet acquisition. The benefit from deferred tax asset is subject to limitation as described in the paragraph below. Accordingly, management believes that sufficient uncertainty exists regarding the future realization of these deferred assets and accordingly, a full valuation allowance has been provided.

  At December 31, 2000, the Company had federal net operating losses of approximately $116 million which will begin to expire in 2011. This net operating loss is related to the ZDNet acquisition and subject to limitations on its utilization due to the change in ownership. Of the deferred tax assets realized, an adjustment of approximately $53.2 million has been recorded directly to equity to reflect the tax benefit related to stock option compensation through December 31, 2000.


(5)   LEASES

  The Company has several non-cancelable operating leases primarily for general office, facilities, and equipment that expire over the next ten years. Future minimum lease payments under these leases are as follows:

                                              Operating
                                               Leases
     YEAR ENDING DECEMBER 31,                  (000s)
     -----------------------               ------------
 2001                                        $18,544
 2002                                         21,020
 2003                                         20,070
 2004                                         18,831
 2005                                         16,802
 Thereafter                                  173,626
                                           ------------
 Total minimum lease payments               $268,893
                                           ============

     Rental expense from operating leases amounted to $8.8 million, $4.2 million, and $3.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.


(6)   STOCKHOLDERS' EQUITY

 ISSUANCE OF COMMON STOCK

  The Company issued common stock pursuant to acquisitions of 58,345,793 shares and 3,169,865 shares in 2000 and 1999, respectively. The 469,484 shares related to the Sumo pooling-of-interest acquisition are reflected as issued during 1998 in the accompanying consolidated financial statements.


  On May 10, 1999, and March 8, 1999, the Company effected two-for-one splits, respectively, of its common stock. The accompanying consolidated financial statements have been retroactively adjusted to reflect the stock splits.


 STOCK OPTION PLAN

  In 1994, the Board of Directors adopted a Stock Option Plan (the 1994 Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The 1994 Plan authorizes grants of options to purchase up to 11,000,000 shares of common stock. In
1997, the stockholders approved the 1997 Stock Option Plan (the
1997 Plan"). The 1997 Plan authorizes grants of options to purchase up to 12,400,000 shares of common stock. In 2000, the Company's Board of Directors adopted the 2000 Stock Option Plan, which authorizes the grant of options to purchase up to 5,000,000 shares. Each of the 1994, 1997 and 2000 Plans was approved by the stockholders of the Company. In addition, in 2000 the Company assumed the mySimon 1998
Amended and Restated Stock Plan and the Ziff-Davis 1998 Incentive Compensation Plan in connection with its acquisition of mySimon and Ziff-Davis. Stock options for the 1994, 1997 and 2000 Plans are granted with an exercise price equal to the fair market value at the date of grant. All stock options have 10-year terms and generally vest and become fully exercisable between three and four years from the date of grant.

  A summary of the status of the Company's stock option plans as of December 31, 2000, 1999, and 1998, and changes during each of the years then ended:

                                                        Weighted
                                           Number        Average
                                             of         Exercise
                                           Shares        Prices
                                       -------------- -------------
 Balance as of December 31, 1997           9,286,164          4.21
 Granted                                   4,945,800          8.37
 Exercised                                (1,841,276)         2.56
 Canceled                                 (2,234,920)         5.80
                                       -------------- -------------
 Balance as of December 31, 1998          10,155,768         $6.19
 Granted                                   5,061,920         31.98
 Exercised                                (2,330,613)         4.28
 Canceled                                 (1,421,563)        11.30
                                       -------------- -------------
 Balance as of December 31, 1999          11,465,512        $17.33
 Granted                                  22,741,669         21.60
 Exercised                                (2,731,398)         7.31
 Canceled                                 (1,343,550)        23.44
                                       -------------- -------------
 Balance as of December 31, 2000          30,132,233        $20.86
                                       ============== =============

  As of December 31, 2000, 1999 and 1998, the number of options exercisable was 12,537,710, 2,944,082, and 2,100,032 respectively, and the weighted average exercise price of those options was $17.83,$5.94 and $3.51, respectively. As of December 31, 2000, there were 1,030,370 additional shares available for grant under the Plans.

  The Company applies APB Opinion No. 25 in accounting for the Plans and, accordingly, no compensation cost has been recognized for the Plans in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income(loss) and net income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below:


                                Year Ended December 31
                            (000s, except per share data)
                           ---------------------------------
                                 2000       1999       1998
                              --------   --------   --------

Net income (loss)
  As reported               ($483,980)  $416,908     $3,023
  Proforma                  ($544,462)  $389,596   ($12,607)

Basic net income (loss) per share
  As reported                  ($5.18)     $5.80      $0.05
  Proforma                     ($5.83)     $5.42     ($0.19)

Diluted net income (loss) per share
  As reported                  ($5.18)     $5.05      $0.04
  Proforma                     ($5.83)     $4.67     ($0.19)



  The effects of applying SFAS 123 in this pro forma disclosure is not indicative of the effects on reported results for future years. SFAS No. 123 does not apply to awards prior to 1995.

  The weighted-average fair value of options granted in 2000, 1999 and 1998, was $16.27, $23.74, and $8.37, respectively.

  The fair value of each option grant is estimated on the date of grant using Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: no dividend yield, expected volatility of 96%, 92%, and 75%, respectively, risk-free interest rate of 6%, 5%, and 6%, respectively, and an expected life of five years, respectively.

     The following table summarizes information about stock options outstanding as of December 31, 2000:


                   ------------------------------------  ------------------------
                                 Weighted
                      Number      Average    Weighted       Number     Weighted
                   Outstanding   Remaining    Average    Exercisable    Average
     Range of         As of     Contractual  Exercise       As Of      Exercise
 Exercise Prices      12/31/00     Life        Price        12/31/00     Price
------------------ ------------ ----------- -----------  ------------ -----------
 $0.07   $0.07          3,720       7.60       $0.07        3,720     $0.07
 $0.30   $0.30         60,000       7.00       $0.30       60,000     $0.30
 $0.57   $0.60         14,468       5.70       $0.59        9,252     $0.60
 $1.08   $1.18         91,235       8.70       $1.18       44,098     $1.18
 $2.15   $3.08        291,532       6.10       $2.62      241,087     $2.69
 $3.25   $4.00        187,897       5.60       $3.51      187,202     $3.51
 $5.00   $7.38      5,966,984       6.90       $6.66    4,629,810     $6.76
 $8.06  $11.94      2,770,216       6.40       $9.78    2,287,256     $9.81
$12.55  $18.33      2,358,895       8.40      $14.14      733,100    $15.17
$18.86  $28.24     11,471,172       9.60      $21.10      424,116    $22.51
$28.31  $42.38      4,278,431       7.70      $33.44    3,120,737    $33.78
$42.63  $63.25      2,548,558       8.50      $53.30      781,733    $52.85
$64.13  $74.00         89,125       8.90      $66.91       15,599    $67.59
                  -----------                         -----------
 $0.07  $74.00     30,132,233       8.20      $20.86   12,537,710    $17.83
                  ===========                         ===========



  In conjunction with the acquisition of mySimon certain shares were issued in the form of restricted and issued stock in exchange for acquiree stock options. Restricted stock is subject to repurchase by the Company at between $7.50 and $13.17 per share in the event of termination of employment.
Such shares are released from the repurchase provisions on a ratable basis as the stockholder remains in the employment of the Company.



 401(k) PROFIT SHARING PLAN

  In 1996, the Company adopted a 401(k) Profit Sharing Plan (the 401 (k) Plan") that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all of the company's employees, who may contribute up to 15% of their annual compensation, subject to a limitation of $10,500 in 2000.
Employees vest immediately in their contributions and earnings thereon.
The plan allows for Company matching contributions which amount to 50% of the employees contribution up to 6% with an annual cap of $1,000. Employees vest in the Company's contributions at 50% after one year of service and 100% after two years of service. Year ended December 31, 2000 and 1999 the Company made matching contributions of $539,240 and $168,000 respectively.


 EMPLOYEE STOCK PURCHASE PLAN

  In July 1996, the Company adopted an Employee Stock Purchase Plan that covers substantially all employees. Participants may elect to purchase the Company's stock at a 15% discount of the lower of the closing price at the beginning or end of the quarter by contributing a percentage of their compensation. The maximum percentage allowed is 10%.


(7)   MAJOR CUSTOMERS AND CONTRACTS

 CUSTOMERS

  For the years ended December 31, 2000 and 1999 there were no customers that contributed more than 10% of the Company's revenues. For the year ended December 31, 1998, one customer, USA Networks, accounted for approximately 10% of the Company's revenues.


 CONTRACTS

  In 1998 and 1999, the Company had licensing agreements with USA Networks, whereby the Company produced television programming for USA Networks. Under these agreements, the Company was paid a fee equal to the cost of production for the programming produced, not to exceed certain amounts agreed to during the various contract periods.
During 1998 and 1999, the Company agreed to pay fees for the right to cross-market the Company's Internet channels on the television programs produced by the Company for USA Networks. Effective July 1, 1999, the Company reduced the amount of programming under this agreement and on December 31, 1999, the Company's contract with USA Networks expired and was not renewed or extended. In May, 1999, the Company entered into an agreement with National Broadcasting Company ("NBC") whereby NBC granted certain rights to CNBC, Inc. ("CNBC") to carry "CNET News.com". The term of the agreement is from October 1, 1999 through September 20, 2002 and CNBC will pay based on an annual fee not to exceed the cost of production with further maximum limits per the contract.

  In early 2000, ZDNet sold the majority of its print publishing assets to Ziff Davis Media, an unrelated party. On April 7, 2000, prior to its acquisition by the Company, ZDNet entered into a five year content licensing agreement with Ziff Davis Media, whereby ZDNet had the exclusive online rights to use and redistribute materials produced by certain Ziff Davis Media print publications and the exclusive right to operate web sites for those print publications. Under this agreement, ZDNet was to pay an annual royalty to Ziff Davis Media based on worldwide online revenues of ZDNet, on a sliding scale of 5% royalty on the first $100 million in revenues, 4% on the next $50 million and 3% on revenues above $150 million yearly. This agreement was amended on January 19, 2001 such that beginning March 1, 2001 the Company will be able to use the content of those print publications on a semi-exclusive basis, for twelve months additional, with all rights expiring on March 1, 2002 and the the Company will transfer the publication web sites over to Ziff Davis Media over the course of the year 2001. Under the amended terms payment for the period from March 1, 2001 to March 1, 2002, will be a fixed amount of $4.5 million.

  On April 7, 2000 ZDNet also entered into a three year agreement with Ziff Davis Media, whereby ZDNet would have the right to receive certain services (production, distribution, circulation and benchmark information) related to the publication of ZDNet's Computer Shopper print publication. ZDNet was to pay all direct production, distribution and circulation costs, plus a share of departmental overhead expenses (approximately $1 million annually), plus a $5 million annual service fee. This agreement was amended on January 19, 2001 such that, beginning March 1, 2001, the Company will have the option of receiving the same services for up to two years, through March 1, 2003. The Company will pay all direct production, distribution and circulation costs, but will not incur the cost of a share of departmental overhead expenses, plus a $2 million one time service fee.


(8)   RELATED PARTY TRANSACTIONS

  Included in other assets on the accompanying balance sheets is an advance to an officer of the Company for $26,250, a loan to an employee of the Company for $500,000 with an interest rate of 7% per annum due and payable on April 30, 2001 and loans to employees of the Company for $2,060,000 with interest rates of 7.87%, all maturing in April 2004.

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

  A stockholder loaned the Company $3,000,000 in 1996 at an interest rate of 8%. Interest expense related to the loan was $34,000 in 1996.
This loan was subsequently converted to Series E convertible preferred stock. In connection with this loan agreement, the Company granted the lender 73,500 warrants to purchase Series D convertible preferred stock at an exercise price of $6.44 per share, which were subsequently converted to 220,500 warrants to purchase common stock at an exercise price of $2.15 per share. These warrants were all exercised in May 2000.

  BUYDIRECT.COM (BuyDirect) was a wholly-owned division of the Company that distributed electronic software. On March 31, 1998, the Company contributed its ownership in BuyDirect, and net assets related to BuyDirect of approximately $744,000, to a new venture that was separately owned and operated by BuyDirect's existing management group. As part of the transaction, the Company received a 19% ownership interest in the new venture. The Company used the cost method of accounting for its BuyDirect investment thus recorded an investment of approximately $744,000 on its balance sheet. Initially, the Company also entered into a multi-year arrangement with the new venture to provide marketing and promotion through April 30, 2000. Effective October 31, 1998, the Company terminated the initial contract and entered into a new agreement in exchange for approximately $7.5 million for marketing and promotion through September 30, 2000. In conjunction with the new agreement, the Company received a promissory note maturing on October 31, 2002 in the amount of $5.6 million, which was paid off in full in 1999.

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


(9) LEGAL PROCEEDINGS

  In August 1999, Simon Property Group filed a trademark infringement suit against mySimon, inc., a subsidiary of the company acquired on February 28, 2000, in federal district court in Indianapolis. SPG alleged that the mySimon trademark infringed SPG's "Simon" trademark. Following a trial on the subject, on August 31, 2000, the jury found in favor of SPG and awarded damages against mySimon in the amount of $11.4 million in mySimon's "profit," $5.4 million for corrective advertising, and $10 million of punitive damages. On September 25, 2000, the court entered an order establishing an escrow for royalties pending final resolution of the litigation where mySimon pays into escrow 2% of its gross cash receipts each month.

  On January 24, 2001, the judge eliminated the profit award and offered
SPG the opportunity to accept $10 (a remittitur)for damages attributable to corrective advertising in exchange for immediate entry on judgment in lieu of a new trial on the subject of corrective advertising.
February 14, 2001 SPG filed its election to seek a new trial on the issue of corrective advertising in lieu of the $10 remittitur. Under Indiana law, the amount of punitive damages is capped at the greater of three times times compensatory damages or $50,000. Accordingly, it is not possible to determine the amount of punitive damages, if any, that may be payable until the issue of damages for corrective advertising has been resolved. It is not possible to predict the amount of damages attributable to corrective advertising that could be awarded in a new trial, however such amounts, if settled adversely to the Company, could be material to stockholders' equity. Accordingly no provision for ultimate settlement of these issues has been included in the accompanying consolidated financial statements.

  The judge's January 24, 2001 order also provided that if the jury's verdict of trademark infringement is upheld on appeal, mySimon will be required to change its name and domain name. The judge stayed such name change pending the completion of the appeal process. If the jury's verdict of infringement is upheld on appeal, mySimon will have 60 days to change its name and will be entitled to redirect traffic from www.mysimon.com to its new website for one year following the name change. MySimon plans to appeal the finding of trademark infringement.

  On February 14, 2001, SPG filed a notice of appeal requested that the court issue the injunctive relief immediately and challenging mySimon's ability to redirect traffic to a new website for one year following the name change.

  On October 17, 2000, CNET acquired Ziff-Davis, Inc., which was a defendant in the following cases:

  Following a decline in the price per share of Ziff-Davis's common stock leading up to October 1998, eight securities class action suits were filed against Ziff- Davis Inc. and certain of its directors and officers in the United States District Court for the Southern District of New York. The complaints alleged that defendants violated Sections 11, 12(a)
(2) and 15 of the Securities Act of 1933 in connection with the registration statement filed by Ziff-Davis Inc. with the Securities and Exchange Commission relating to the initial public offering of Ziff-Davis Inc.'s stock on April 28, 1998 (the "IPO"). More particularly, the complaints alleged that the registration statement contained false and misleading statements and failed to disclose facts that could have indicated an impending decline in Ziff-Davis Inc.'s revenue. The complaints sought on behalf of a class of purchasers of Ziff-Davis Inc. common stock from the date of the IPO through October 8, 1998, unspecified damages, interest, fees and costs, rescission and injunctive relief such as the imposition of a constructive trust upon the proceeds of the IPO. On January 28, 1999, the court entered an order consolidating the actions, appointing lead plaintiff's counsel and requiring the filing of a consolidated amended complaint. The consolidated amended complaint was filed on March 15, 1999 and only alleges claims under Section 11 of the Securities Act of 1933. On May
20, 1999, defendants moved to dismiss the consolidated amended complaint. That motion was denied on June 27, 2000. Discovery is nearing completion. Although the outcome of this case cannot be predicted, CNET believes that there are substantial defenses to the claims. CNET currently cannot estimate its ultimate liability, if any, with respect to this case. Accordingly, no provision for such matters has been included in the financial statements

  In addition, two shareholder derivative suits were filed by stockholders against all of Ziff-Davis Inc.'s directors (and nominally against Ziff-Davis Inc.) in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that the directors breached their fiduciary duties to Ziff-Davis Inc. by repricing the stock options awarded to directors and employees and demand the nullification of the repricing, damages and an injunction against exercise by the directors of any repriced option. Plaintiffs filed an amended complaint on February 17, 1999 (which is substantially similar to the original complaints, except that the amended complaint also addresses the granting of "new options" at an allegedly "reduced exercise price") and the actions have been consolidated. CNET believes that the plaintiffs have lost their standing to pursue the derivative action as a result of CNET's acquisition of all of the outstanding stock of Ziff-Davis, Inc., and defendants filed a motion for summary judgment seeking dismissal of the action on that ground on December 13, 2000. Plaintiffs have not yet responded to that motion. Although the outcome of this case cannot be predicted, CNET believes that there are substantial defenses to the claims. CNET currently cannot estimate its ultimate liability, if any, with respect to this case. Accordingly, no provision for such matters has been included in the consolidated financial statements.

  On September 27, 2000 and September 29, 2000, respectively, two substantially identical actions were filed by stockholders of Ziff-Davis Inc. in the Court of Chancery of the State of Delaware, in and for New Castle County, against Ziff-Davis and all of the members of its Board of Directors as it was constituted in September 1998. The complaints, which were brought as purported direct class actions, allege that Ziff-Davis' non-employee stockholders were harmed by an allegedly improper repricing of employee stock options in September 1998. More specifically, the complaint alleges that but for the allegedly improper repricing, employees would not have exercised their options, there would thus be fewer outstanding shares and therefore the proportional share of proceeds received by non-employee stockholders from the Ziff-Davis/CNET Networks merger would have been larger. The first-filed action has been assigned to Vice Chancellor Strine. The second has not yet been assigned. Pursuant to an agreement with plaintiffs, a response to the first-filed complaint (the only one that has been served) will be due twenty days after an order consolidating the two actions is entered. Although the outcome of this case cannot be predicted, CNET believes that there are substantial defenses to the claims. CNET currently cannot estimate its ultimate liability, if any, with respect to this case. Accordingly, no provision for such matters has been included in the consolidated financial statements.

  On October 6, 2000, two former employees of Ziff-Davis, Inc. filed a purported class action lawsuit in New York Supreme Court, New York County, against Ziff-Davis, ZDNet, Inc., SOFTBANK, Inc. and Eric Hippeau. The complaint alleges breach of contract, detrimental reliance and unjust enrichment resulting from (i) the allegedly wrongful shortening of exercise periods of certain Ziff-Davis, ZDNet and SOFTBANK options and (ii) the allegedly wrongful revocation of other Ziff-Davis and ZDNet options. The complaint seeks unspecified damages, fees and costs on behalf of all persons who were holders of employee stock options in Ziff-Davis, ZDNet, or SOFTBANK as of April 13, 2000 (excluding Mr. Hippeau). On November 20, 2000, defendants Ziff-Davis, ZDNet, Inc. and Eric Hippeau (the only defendants that have been served) moved to dismiss the action. Plaintiffs voluntarily dismissed the action with regard to SOFTBANK, Inc. and Mr. Hippeau on January 26, 2001, and, on March 12, 2001, indicated an intention to seek voluntary dismissal of the entire action. A hearing concerning court approval of such dismissal is scheduled for March 30, 2001.

  There are no other legal proceedings to which CNET is a party, other than ordinary routine litigation incidental to its business that is not expected to be material to the business or financial condition of the company.


(10)    SEGMENT INFORMATION

     The Company has adopted the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

     The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue and cost of revenue by operating segment for purposes of making operating decisions and assessing financial performance. The consolidated operating information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. The Company operates in two segments: Internet, which includes the Company's Internet network, CNET Data Services and the ChannelOnline business and Broadcast and Publishing which includes the television, radio and print businesses.

Asset information regarding Internet and Broadcast and Publishing operations is as follows:



                                     December 31,   December 31,
                                         2000            1999
                                        (000s)          (000s)
                                      ---------       ---------
Internet                              2,853,374     1,229,070
Broadcast and publishing                 10,025         1,241
                                  -------------    ----------
Consolidated total                    2,863,399     1,230,311
                                   =============    ==========

Revenues are primarily generated in the United States of America. Foreign revenues accounted for less than 10% of revenues in 2000 and 1999, and accordingly geographic data is not presented. The Company attributes foreign revenues based on the domicile of the CNET subsidiary or division generating the revenues.



(11)   Quarterly Financial Data (unaudited)

                                                QUARTER ENDED
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                 (UNAUDITED)
                                    ----------------------------------------
                                                        September   December
                                    March 31  June 30         30         31
                                    --------  --------  ---------  ---------
2000:
Net Revenues                          $44,366   $52,239    $56,439   $110,975
Gross profit                           26,846    33,833     34,007     71,381
Amortization of
  goodwill and intangibles             28,114    66,259     67,859    178,174
Operating income (loss)               (23,711)  (63,826)   (61,899)  (167,422)
Income (loss) before income taxes     (27,690)    9,747    (24,345)  (551,291)
Net income (loss)                     (27,690)  (20,655)   (43,551)  (392,084)
Basic net income (loss) per share      ($0.36)   ($0.24)    ($0.50)    ($3.12)
Diluted net income (loss) per share    ($0.36)   ($0.24)    ($0.50)    ($3.12)



1999:
Net Revenues                          $20,076   $25,552    $28,409    $38,308
Gross profit                           10,785    15,576     16,125     22,254
Amortization of
  goodwill and intangibles                306       931      5,224      8,575
Operating income (loss)                 1,759     4,326    (28,003)   (39,220)
Income before income taxes             21,872     9,212     69,695    573,444
Net income                             21,872     9,212     29,384    356,440
Basic net income per share              $0.31     $0.13      $0.40      $4.84
Diluted net income per share            $0.29     $0.11      $0.35      $4.18





(12)   SUBSEQUENT EVENTS

None

                                SCHEDULE II

                     CNET NETWORKS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                           (Numbers presented in thousands)

                                 Additions
                                -----------------------

                   Balance at               Charged to    Charged to               Balance
                    Beginning                Costs and      Other     Deductions   at End
                    of Period   Acquisitions Expenses      Accounts    Describe   of Period
                   ------------ ----------- -----------  ------------ ----------- ---------
             2000
------------------
Allowance for
  doubtful accounts     $4,678     $22,201      $8,320         --      $16,047 (1)  $19,152

             1999
------------------
Allowance for
  doubtful accounts     $1,722        --        $4,745      $210 (2)    $1,999 (1)   $4,678


(1) Accounts written off.
(2) Amounts charged to revenue to cover underdelivery of guaranteed impressions.

S-2  Independent Auditors' Report on Schedule

The Board of Directors
CNET Networks, Inc.

Under date of February 5, 2001, we reported on the consolidated balance sheets of CNET Networks, Inc., and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and other comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the annual report on Form 10-K for the year 2000.
In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statements schedule for the years ended December 31, 2000 and 1999 in the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

                                                   /s/  KPMG LLP
San Francisco, California
February 5, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


  Incorporated by reference from the Registrant's definitive Proxy Statement for its 2001 annual meeting, which will be filed pursuant to Regulation
14A (the "2000 Proxy Statement"), under the caption "Management."


ITEM 11.  EXECUTIVE COMPENSATION

  Incorporated by reference from the 2001 Proxy Statement, under the caption "Executive Compensation and Other Information," but specifically excluding the information under the captions "-- Performance Graph" and "--
Compensation Committee's Report on Executive Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated by reference from the 2001 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated by reference from the 2001 Proxy Statement under the caption "Certain Relationships and Related Transactions."


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES LIST AND REPORTS ON FORM
                                                8-K

(a)   EXHIBITS:

(1) Financial Statements. The following consolidated financial statements are filed as a part of this report under Item 8, "Financial Statements and Supplementary Data":

    Consolidated Balance Sheets as of December 31, 2000 and 1999

    Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

    Consolidated Statements of Cash Flow for the years ended December
      31, 2000, 1999 and 1998

    Notes to Consolidated Financial Statements

    Independent Auditors' Report of KPMG LLP

(2) Financial Statement Schedules. The following financial statement schedule is filed as part of this report:

       S-1 Schedule II Valuation and Qualifying Accounts


       S-2  Independent auditors report on schedule



(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended December 31, 2000:


 (1) Current Report on Form 8-K dated August 31, 2000 - Item 5: Court decision in mySimon litigation.

 (2) Current Report on Form 8-K dated October 17, 2000, as amended on
     November 13, 2000.   Item 2: Completion of ZDNet merger.  Financial
     statements filed:   Ziff-Davis Inc.'s Annual Report on Form 10-K
     for the year ended December 31, 1999 (File No. 001-14055). Ziff-Davis Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 001-14055). Post-Effective Amendment No. 1 to CNET Networks Inc.'s Registration Statement on Form S-4 filed on September 8, 2000 (Reg. No. 333-43900).

 (3) Current Report on Form 8-K dated December 1, 2000 - Item 5: Election of Shelby Bonnie as Chairman

(c) Exhibits.

1.1 Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference from a previously filed exhibit to the Company's Registration Statement on Form SB-2, registration no.333-4752-LA.)

2.1 Agreement and Plan of Merger, dated as of July 19, 2000, among the Company, Ziff-Davis, Inc. and Merger Sub (Incorporated by reference to the Company's Current Report on Form 8-K dated July 19, 2000)

3.1 Certificate of Amendment of Certificate of Incorporation of the
    Company (Incorporated by reference from a previously filed exhibit to .the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
    1998)

3.2 Amended and Restated Bylaws of the Company (Incorporated by reference from a previously filed exhibit to .the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

4.1 Specimen of Common Stock Certificate (Incorporated by reference from a previously filed exhibit to the Company's Registration Statement on Form SB-2, registration no.333-4752-LA.)

5.1 Indenture dated March 8, 1999 between the Company and The Bank of New York, as trustee (Incorporated by reference from a previously filed exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

5.2 Form of 5% Convertible Subordinated Note due 2006 (Incorporated by reference from a previously filed exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

10.1 Employment Agreement, dated as of October 19, 1994, between the
     Company and Shelby W. Bonnie (Incorporated by reference from a previously filed exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

10.2 Employment Agreement dated as of April 27, 1999 by and between the Company and Richard Marino (Incorporated by reference from a previously filed exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999)

10.3 Lease Agreement, dated as of January 28, 1994, between the Company and Montgomery/North Associates and amended as of January 31, 1995 and as of October 19, 1995 (Incorporated by reference from a previously filed exhibit to the Company's Registration Statement on Form SB-2, registra-tion no.333-4752-LA.)

10.4 Lease, dated as of October 19, 1995, between the Company and The
     Ronald and Barbara Kaufman Revocable Trust, et al. (Incorporated by reference from a previously filed exhibit to the Company's Registration Statement on Form SB-2, registration no.333-4752-LA.)

10.5 Office Lease between One Beach Street, LLC and the Company dated September 24, 1997 (Incorporated by reference from a previously filed exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997)

10.6 Office Lease by and between 235 Second Street LLC and the Company (Incorporated by reference from a previously filed exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
     2000)

10.7 Standstill Agreement between NBC Internet and the Company
     (Incorporated by reference from a previously filed exhibit to NBC Internet's Registration Statement on Form S-4 (Registration No. 333-82639) filed on July 12, 1999)

10.8 Voting Agreement among Xoom.com, Inc., National Broadcasting Company, Inc., the Company, Chris Kitze and Flying Disc Investments Limited Partnership, dated May 9, 1999 (Incorporated by reference from a previously filed exhibit to NBC Internet's Registration Statement on Form S-4 (Registration No. 333-82639) filed on July 12, 1999)

10.9 Voting and Right of First Offer Agreement between National
     Broadcasting Company, Inc. and CNET, Inc. (incorporated by reference to the exhibits to NBC Internet's Registration Statement on Form S-4 (Registration No. 333-82639) filed on July 12, 1999) (Incorporated by reference from a previously filed exhibit to NBC Internet's Registration Statement on Form S-4 (Registration No. 333-82639) filed on July 12, 1999)

10.10 Addendum to the Snap Agreements by and among the Company, National Broadcasting Company, Inc., NBC Multimedia, Inc. and Snap! LLC., dated May 9, 1999 (incorporated by reference to the exhibits to NBC Internet's Registration Statement on Form S-4 (Registration No. 333-82639) filed on July 12, 1999)

10.11 Registration Agreement dated March 8, 1999 between the Company and Salomon Smith Barney Inc. BancBoston Robertson Stephens Inc. and Volpe Brown & Company, LLP, as Representatives of the Initial Purchasers (Incorporated by reference from a previously filed exhibit to the Company's Annual Report on Form 10-K for the year ended December 31,
      1998)

10.12 Stockholder Agreement, dated as of July 19, 2000, among the Company, Softbank America Inc. and Merger Sub (Incorporated by reference from a previously filed exhibit to the Company's Current Report on Form 8-K dated July 19, 2000)

10.13 Voting Agreement , dated as of July 19, 2000, among the Company, Softbank America Inc. and Merger Sub (Incorporated by reference from a previously filed exhibit to the Company's Current Report on Form 8-K dated July 19, 2000)

10.14 Voting Agreement , dated as of July 19, 2000, between Shelby Bonnie and Ziff-Davis (Incorporated by reference from a previously filed exhibit previously filed exhibit to the Company's Current Report on Form 8-K dated July 19, 2000)

10.15 Voting Agreement , dated as of July 19, 2000, between Halsey Minor and Ziff-Davis (Incorporated by reference from a previously filed exhibit previously filed exhibit to the Company's Current Report on Form 8-K dated July 19, 2000)

10.16 Purchase Agreement, dated August 30, 1999, among ZD Inc., ZD
      Holdings (Europe) Ltd. and Harte-Hanks, Inc. (incorporated by reference to a previously filed exhibit to the Ziff-Davis, Inc. Annual Report for the year ended December 31, 1999)

10.17 Purchase Agreement, dated November 17, 1999, between ZD Inc. and WP Education Holdings LLC. (incorporated by reference to a previously filed exhibit to the Ziff-Davis, Inc. Annual Report for the year ended December 31, 1999)

10.18 Purchase Agreement, dated November 19, 1999, between ZD Inc. and
      Vulcan Programming Inc. (incorporated by reference to a previously filed exhibit to the Ziff-Davis, Inc. Annual Report for the year ended December 31, 1999)

10.19 Purchase Agreement, dated December 6, 1999, among ZD Inc., ZD Holdings (Europe) Ltd. and WS-ZD Acquisition, Inc.

10.20 License Agreement, dated April 5, 2000, between Ziff-Davis Inc. and
      Ziff Davis Media Inc. (incorporated by reference to a previously filed exhibit to the Ziff-Davis, Inc. Annual Report for the year ended December 31, 1999)

10.21 License Agreement, dated April 5, 2000, between ZD Inc. and Ziff
      Davis Publishing Holdings Inc. (incorporated by reference to a previously filed exhibit to the Ziff-Davis, Inc. Annual Report for the year ended December 31, 1999)

10.22 License Agreement, dated April 5, 2000, between ZD Inc. and  Ziff
      Davis Publishing Holdings Inc. (incorporated by reference to a previously filed exhibit to the Ziff-Davis, Inc. Annual Report for the year ended December 31, 1999)

10.23 Services Agreement, dated April 5, 2000, between ZD Inc. and Ziff
      Davis Media Inc. (incorporated by reference to a previously filed exhibit to the Ziff-Davis, Inc. Annual Report for the year ended December 31,
      1999)

10.24 Transition Services Agreement, dated April 5, 2000, between ZD Inc. and Ziff Davis Media Inc. (incorporated by reference to a previously filed exhibit to the Ziff-Davis, Inc. Annual Report for the year ended December 31, 1999)

10.25 Side Letter Agreement, dated as of April 5, 2000, by and among Ziff Davis Media Inc., ZD Inc. and ZD Holdings (Europe) Ltd. (incorporated by reference to a previously filed exhibit to the Ziff-Davis, Inc. Annual Report for the year ended December 31, 1999)

10.26 Amendment to License Agreement between ZDNet, Inc. and Ziff Davis Media, Inc. (incorporated by reference to a previously filed exhibit to the Company's Current Report on Form 8-K dated January 19, 2001)

10.27 Services Agreement between ZDNet, Inc and Ziff Davis Media, Inc. (incorporated by reference to a previously filed exhibit to the Company's Current Report on Form 8-K dated January 19, 2001)

10.28 Lease of Ziff-Davis Inc.'s headquarters at 28 East 28th Street, New York, New York (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement of Form S-1, File No. 333-46493)

10.29 Agreement and Consent to Assignment, dated as of April 4, 2000, by and among 63 Madison Associates, L.P., ZD Inc. and Ziff Davis Publishing Inc. (incorporated by reference to a previously filed exhibit to the Ziff-Davis, Inc. Annual Report for the year ended December 31, 1999)

10.30 Assignment and Assumption of Lease, dated as of April 5, 2000, between ZD Inc. and Ziff Davis Publishing Inc. (incorporated by reference to a previously filed exhibit to the Ziff-Davis, Inc. Annual Report for the year ended December 31, 1999)

10.31 Agreement of Sublease, dated March 10, 2000, between ZD Inc. and Ziff-Davis Inc. (incorporated by reference to a previously filed exhibit to the Ziff-Davis, Inc. Annual Report for the year ended December 31,
      1999)

10.32 Bill of Sale and Assignment, dated as of February 4, 1999, between
      MAC Holdings (America) Inc. and ZD Inc. (incorporated by reference to a previously filed exhibit to the Ziff-Davis Inc. Current Report on Form 8-K, File No. 001-14055)

 21.1*LIST OF SUBSIDIARY CORPORATIONS

 23.1*CONSENT OF INDEPENDENT AUDITORS

*..........Filed herewith.




                                        SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    By   /s/ Shelby W. Bonnie
                         ----------------------------------
                          Shelby W. Bonnie
                          Chairman of the Board & Chief Executive Officer

                   Date   March 30, 2001
                         ----------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                    By   /s/ Shelby W. Bonnie
                         ----------------------------------
                          Shelby W. Bonnie
                          Chairman of the Board & Chief Executive Officer

                   Date   March 30, 2001
                         ----------------------------------

                   By     /s/  Dan Rosensweig
                         ----------------------------------
                          Dan Rosensweig
                          President

                   Date   March 30, 2001
                         ----------------------------------

                   By     /s/  Douglas N. Woodrum
                         ----------------------------------
                          Douglas N. Woodrum
                          Executive Vice President
                          and Chief Financial Officer

                   Date   March 30, 2001
                         ----------------------------------

                   By      /s/  David P. Overmyer
                         ----------------------------------
                          David P. Overmyer
                          Senior Vice President, Finance and Administration (Principal Accounting Officer)

                   Date   March 30, 2001
                        ----------------------------------

                   By      /s/  John C. "Bud" Colligan
                         ----------------------------------
                          John C. "Bud" Colligan
                          Director

                   Date   March 30, 2001
                         ----------------------------------

                   By      /s/  Mitchell Kertzman
                         ----------------------------------
                          Mitchell Kertzman
                          Director

                   Date   March 30, 2001
                         ----------------------------------

                   By      /s/  Eric Robison
                         ----------------------------------
                          Eric Robison
                          Director

                   Date   March 30, 2001
                         ----------------------------------

                   By      /s/  Eric Hippeau
                         ----------------------------------
                          Eric Hippeau
                          Director

                   Date   March 30, 2001
                         ----------------------------------

                   By      /s/  Randall Mays
                         ----------------------------------
                          Randall Mays
                          Director

                   Date   March 30, 2001
                         ----------------------------------