Form 10-Q
period 2001-03-31
CNET NETWORKS INC
filed 2001-05-14
CIK 1015577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-20939

CNET NETWORKS, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	13-3696170
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

150 Chestnut Street
San Francisco, CA    94111
(Address of Principal Executive Offices including Zip Code)

Telephone Number (415) 364-8000
(Registrant's telephone number, including Area Code)

(Former name, former address and former fiscal year if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of April 30, 2001 there were 136,414,657 shares of the registrant's common stock outstanding.

CNET NETWORKS, INC.
TABLE OF CONTENTS

Part 1. Financial Information

Item 1. Financial Statements

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(000's, except share and per share data)

                                                       March 31,  December 31,
                                                        2001          2000
                                                    ------------  ------------
                              ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . $    218,748  $    167,301
     Investments in marketable debt securities . .       32,621        52,864
     Investments in marketable equity securities .       21,443        55,512
     Accounts receivable, net. . . . . . . . . . .       59,377        95,573
     Other current assets. . . . . . . . . . . . .       32,534        52,737
     Restricted cash.. . . . . . . . . . . . . . .        2,375         2,010
                                                    ------------  ------------
          Total current assets . . . . . . . . . .      367,098       425,997

Investments in marketable debt securities. . . .         40,468        81,823
Investments in marketable equity securities. . . .            -         4,375
Property and equipment, net. . . . . . . . . . . .       61,172        59,288
Other assets . . . . . . . . . . . . . . . . . . .      127,882       189,716
Goodwill and intangible assets, net . . . . . . .     1,906,155     2,102,200
                                                    ------------  ------------
          Total assets . . . . . . . . . . . . .   $  2,502,775  $  2,863,399
                                                    ============  ============

            LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable. . . . . . . . . . . . . . . $     11,404  $     19,045
     Accrued liabilities . . . . . . . . . . . . .       55,340        92,729
     Current portion of long-term debt . . . . . .        8,322         5,831
     Tax related liabilities . . . . . . . . . .          1,259           244
     Deferred income tax liabilities.. . . . . . .          479         6,554
                                                    ------------  ------------
          Total current liabilities. . . . . . . .       76,804       124,403

Noncurrent liabilities:
     Long-term debt . . . .  . . . . . . . . . . .      177,055       180,194
     Other liabilities. . .. . . . . . . . . . . .       38,849         4,991
                                                    ------------  ------------
        Total liabilities  . . . . . . . . . . . .      292,708       309,588

Stockholders' equity:
     Common stock;  $0.0001 par value; 400,000,000
      authorized; 136,749,248 outstanding at
      March 31, 2001 and 135,159,843 outstanding
      at December 31, 2000. . . . . . . . . . . . .          14            14
     Additional paid in capital. . . . . . . . . .    2,672,246     2,665,025
     Other comprehensive income. . . . . . . . . .        3,424        37,872
     Deferred stock compensation . . . . . . . . .         (450)         (508)
     Retained deficit . . . . . . . . . . . . . .      (434,803)     (118,228)
     Treasury stock, at cost . . . . . . . . . . .      (30,364)      (30,364)
                                                    ------------  ------------
          Total stockholders' equity . . . . . . .    2,210,067     2,553,811
                                                    ------------  ------------
          Total liabilities & stockholders' equity $  2,502,775  $  2,863,399
                                                    ============  ============

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(000's, except share and per share data)

                                                 Three Months Ended
                                                    March 31,
                                              ---------------------------
                                                  2001           2000
                                              -------------  ------------
Revenues:
   Internet. . . . . . . . . . . . . . . . . $      65,062  $     42,043
   Broadcast . . . . . . . . . . . . . . . .        10,090         2,323
                                              -------------  ------------
    Total revenues. . . . . . . . . . .  . .        75,152        44,366

Cost of revenues . . . . . . . . . . . . . .        42,762        17,520
                                              -------------  ------------
    Gross profit . . . . . . . . . . . . . .        32,390        26,846

Operating expenses:
   Sales and marketing . . . . . . . . . . .        39,191        14,625
   General and administrative. . . . . . . .         9,609         4,862
   Depreciation. . . . . . . . . . . . . . .         5,596         2,956
   Amortization of goodwill. . . . . . . . .       205,460        28,114
                                              -------------  ------------
    Total operating expenses . . . . . . . .       259,856        50,557
                                              -------------  ------------
    Operating loss . . . . . . . . . . . . .      (227,466)      (23,711)

Other expense:
   Realized loss on sale and impairment
     of investments . . . . . . . . . . . .       (113,222)       (3,966)
   Interest expense, net.. . . . . .  . . . .         (345)            -
   Other. . . . . . . . . . . . . . . . . .           (599)          (13)
                                              -------------  ------------
    Total other expense. . . . . . . . . . .      (114,166)       (3,979)
                                              -------------  ------------
    Net loss before income taxes . . . . . .      (341,632)      (27,690)

     Income tax expense. . . . . . . . . . .       (25,057)         -
                                              -------------  ------------
   Net loss. . . . . . . . . . . . . . . . . $    (316,575) $    (27,690)
                                              =============  ============

Other comprehensive loss, net of tax:

   Foreign currency tranlation gain (loss) .         6,398           (48)
   Unrealized holding losses
     arising during the period . . . . . . .       (40,846)      (67,614)
                                              -------------  ------------
    Comprehensive loss . . . . . . . . . . . $    (351,023) $    (95,352)
                                              =============  ============

Basic and diluted net loss per share. . . .  $       (2.33) $      (0.36)
                                              =============  ============

Shares used in calculating
  basic and diluted per share data . . . . .   135,909,822    77,421,557
                                              =============  ============

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(000's, except share and per share data)

                                                            Three Months Ended
                                                                March 31,
                                                          -------------------------
                                                              2001         2000
                                                          ------------  -----------
Cash flows from operating activities:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . $   (316,575) $   (27,690)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization. . . . . . . . . . .       212,217       33,384
     Amortization of program costs. . . . . . . . . . .             -            -
     Deferred taxes. . . . . . . . . . . . . . . . . . . .    (15,153)           -
     Allowance for doubtful accounts. . . . . . . . . .         5,911         (959)
     Services exchanged for cost method investments. . .       (3,554)      (2,274)
     (Gain) loss on sale and impairment of marketable equity
       securities and privately held investments . . . .      113,222        5,203
     (Gain) loss on sale and impairment on marketable
       debt securities . . . . . . . . . . . . . . . . .        3,480       (1,237)
     Foreign currency translation gain (loss). . . . . .        6,398          (48)
     Changes in operating assets and liabilities,
       net of acquisitions:
        Accounts receivable . . . . . . . . . . . . . .        30,285       (6,247)
        Other current assets. . . . . . . . . . . . . .        (5,983)     (10,025)
        Other assets. . . . . . . . . . . . . . . . . .        (2,428)      (3,899)
        Accounts payable. . . . . . . . . . . . . . . .        (7,641)      (4,516)
        Accrued liabilities . . . . . . . . . . . . . .       (37,389)       4,473
        Tax related liabilities . . . . . . . . . . . .         1,015       (5,421)
        Other long term liabilities . . . . . . . . . .         1,199            -
                                                          ------------  -----------

           Net cash used in operating activities . . . .      (14,996)     (19,256)
                                                          ------------  -----------
Cash flows from investing activities:
  Purchase of marketable debt securities. . . . . . . .       (12,961)     (16,271)
  Purchase of marketable equity securities. . . . . . .             -       (5,015)
  Proceeds from sale of marketable debt securities. . .        72,244       29,123
  Proceeds from sale of marketable equity securities. .        16,440       53,269
  Investments in privately held companies . . . . . . .        (7,050)      (4,314)
  Net cash paid for acquisitions. . . . . . . . . . . .             -          903
  Purchase of treasury stock. . . . . . . . . . . . . .             -            -
  Purchases of equipment. . . . . . . . . . . . . . . .        (8,470)      (8,808)
  Purchases of programming assets . . . . . . . . . . .             -            -
  Deferred interest . . . . . . . . . . . . . . . . . .             -            -
                                                          ------------  -----------
           Net provided by investing activities. . . . .       60,203       48,887
                                                          ------------  -----------
Cash flows from financing activities:
  Net proceeds from issuance of convertible debt. . . .             -            -
  Proceeds from issuance of derivative instruments. . .             -       81,630
  Net proceeds from employee stock purchase plan. . . .           904          482
  Net proceeds from exercise of options and warrants. .         6,317        4,954
  Principal payments on capital leases. . . . . . . . .             -            -
  Principal payments on bank debt. . . . . . . . . . . .         (981)           -
                                                          ------------  -----------
           Net cash provided by financing activities. .         6,240       87,066
                                                          ------------  -----------
Net increase in cash and cash equivalents. . . . . . . .       51,447      116,697
Cash and cash equivalents at beginning of period  . . .       167,301       53,063
                                                          ------------  -----------
Cash and cash equivalents at end of period  . . . . . .  $    218,748  $   169,760
                                                          ============  ===========
Supplemental disclosure of cash flow information:
  Interest paid . . . . . . . . . . . . . . . . . . . .  $      6,166  $     4,334
  Taxes paid. . . . . . . . . . . . . . . . . . . . . .  $          -  $     5,398

Supplemental disclosure of noncash transactions:
  Issuance of common stock for acquisitions . . . . . .  $          -  $   685,476

  Unrealized loss on marketable securities and
     investments, net of deferred tax liability . . . .  $    (40,846) $   (67,614)

  Deferred tax liability. . . . . . . . . . . . . . . .  $    259,126  $    36,780

  Issuance of debt for acquisitions . . . . . . . . . .  $          -  $    10,098

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(000's, except share and per share data)

(1) BASIS OF FINANCIAL STATEMENTS

Business and Basis of Presentation

CNET Networks, Inc. (the "Company" or "CNET") is a global media company producing a branded Internet network, a computer product database, a print publication, and television and radio programming for both consumers and businesses.

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

The condensed consolidated results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the current year or any other period.

Income Taxes

Income tax expense has been recorded based on an estimated effective tax rate for the year ended December 31, 2001. The estimated effective tax rate has taken into consideration the nondeductible goodwill amortization in connection with the Company's acquisitions and any change in the valuation allowance for deferred tax assets.

Reclassification

Certain amounts in the financial statements and notes thereto have been reclassified to conform to the current year classification.

(2) MARKETABLE SECURITIES

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115), "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investments classified as available for sale are reported at market value, with the unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income in stockholders' equity. Realized gains and losses on sales of investments and declines in value determined to be other than temporary are included in other expense in the statement of operations. During the first quarter of 2001, the Company recorded losses of $114,726 for the impairment of marketable equity securities and privately held investments along with realized gains on investments of $1,504.

As of March 31, 2001, the Company owns 132,326 shares of Vignette Corporation, 65,652 shares of Beyond.com, 1,129,393 shares of Mail.com, Inc., 6,497,584 shares of NBC Internet Inc., ("NBCi") (1,250,000 of these shares are designated; see Note (4)), 1,085,943 shares of Deltathree.com, Inc., 240,000 shares of Ebiz Enterprises, Inc., 50,694 shares of Siebel Systems, Inc., 136,363 shares of Virage, Inc., 97,121 shares of Asiacontent.com Ltd., 90,395 share of Insiderstreet.com, Inc., 2,000,000 shares of Virtual Technology Corp. (NetDirect), 500,000 shares of Infe.com, Inc., and 102,065 shares of Open Wave, Inc. (open- wave.com), all public companies.

(3) NET LOSS PER SHARE

The following table sets forth the computation of net loss per share:

                                                 Three Months Ended
                                                    March 31,
                                              -------------------------
                                                  2001         2000
                                              ------------  -----------
Net loss . . . . . . . . . . . . . . . . . . $   (316,575) $   (27,690)
                                              ============  ===========

Basic and diluted:
 Weighted average common shares outstanding in
  computing basic and diluted loss per share   135,909,822   77,421,557
                                              ============  ===========

 Basic and diluted net loss per share . . .  $      (2.33) $     (0.36)
                                              ============  ===========

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period and diluted net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Basic and diluted net loss per share for the three months ended March 31, 2001 does not include the effect of approximately 3,316,209 common shares related to options with an average exercise price of $8.00 per share or approximately 386,871 shares of unvested restricted stock with an average exercise price of $1.898 per share or approximately 4,622,624 common stock related to the Convertible Subordinated Debt offering with an average conversion price of $37.40 per share because their effect is anti-dilutive. Net loss per share for the three months ended March 31, 2000 does not include the effect of approximately 11,694,985 shares of common stock equivalents because their effect is anti-dilutive.

(4) HEDGE ACCOUNTING

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The impact of adoption of this standard was not material.

Fair Value Hedges

The Company issued an indexed debt instrument in a public offering of Trust Automatic Common Exchange Securities ("TRACES") by NBCi through an Automatic Common Exchange Security Trust (the "Trust"). The number of securities issued in the TRACES offering was 1,250,000. The TRACES are payable on February 15, 2003, unless the maturity date is accelerated. See below for a discussion of the impact of NBC's acquisition of the outstanding shares of NBCi on the TRACES security. On maturity, the TRACES will be exchanged for either (i) between 0.833 shares and one share of NBCi common stock that the Company holds depending on the market price of the NBCi common stock over the twenty business days prior to maturity, (ii) cash equal to the value of those shares, or (iii) a combination of those shares and cash, at the election of the Company. The Company has recorded its obligation to the Trust as current portion of long-term debt. As a part of the transaction, the Company designated 1,250,000 shares of NBCi common stock to potentially be used to repay the debt. The Company has recorded the designated shares at market value.

The TRACES are used to hedge the fair value of the designated NBCi common stock. On April 9, 2001, NBC announced that it would purchase the remaining outstanding shares of NBCi that it did not already own at a price of $2.19 a share. The buy-back price represents a 53% premium over the closing price of NBCi common stock on March 31, 2001 of $1.4375 per share. Accordingly the Company adjusted its holdings in the designated NBCi stock to reflect the buy-back price, as well as its long-term debt related to the TRACES. Both the stock and the TRACES had a carrying value of $2,738 resulting in a realized gain of $1,637 on the debt with an offsetting loss on the stock for the three month period ended March 31, 2001. Both the gain on the debt and the loss on the designated stock were recorded in other expense in the Statement of Operations during the quarter. If NBC's acquisition of the remaining NBCi shares is completed, then the maturity date for the TRACES will accelerate and holders will receive an amount of cash per TRACE equal to the cash consideration paid by NBC for each share of NBCi stock plus a pro rata amount of the proceeds of the liquidation of Treasury securities held by the Trust for the purpose of funding interest on the TRACES.

The Company has entered into various forward contracts to exchange fixed amounts of U.S. dollars for fixed amounts of Euros in order to hedge the foreign currency exposure of a firm purchase commitment of 3,048,980 Euros. The terms of the forward contracts match those of the firm commitment. As of March 31, 2001, foreign currency losses of $171 on forward contracts have been directly offset by gains of $171 on the firm commitment. Both the gains on the firm commitment and the losses on the forward contracts were recorded in earnings during the quarter.

Cash Flow Hedges

The Company has entered into various forward contracts to exchange fixed amounts of U.S. dollars for Swiss Francs in order to hedge the Company's foreign currency exposure of certain forecasted foreign currency transactions. These forward contracts are expected to match the notional amount, currency and duration of the forecasted transactions. As of March 31, 2001, foreign currency losses of $326 on forward contracts have been directly offset by gains of $326 on the forecasted foreign currency transactions. Both the gains on the forecasted transactions and the losses on the forward contracts were recorded in other comprehensive income in the stockholders' equity section of the balance sheet.

(5) LEGAL PROCEEDINGS

In August 1999, Simon Property Group ("SPG") filed a trademark infringement suit against mySimon, Inc. ("mySimon"), a subsidiary of the Company acquired on February 28, 2000, in federal district court in Indianapolis. SPG alleged that the mySimon trademark infringed SPG's "Simon" trademark. On August 31, 2000 following a trial on the subject, the jury found in favor of SPG and awarded damages against mySimon in the amount of $11,500 in mySimon's "profit," $5,300 for corrective advertising, and $10,000 of punitive damages. On September 25, 2000, the court entered an order establishing an escrow for royalties pending final resolution of the litigation where mySimon pays into escrow 2% of its gross cash receipts each month.

On January 24, 2001, the judge eliminated the profit award and offered SPG the opportunity to accept ten dollars (a remittitur) for damages attributable to corrective advertising in exchange for immediate entry of judgment for the entire case in lieu of a new trial on the subject of corrective advertising. On February 14, 2001 SPG filed its election to seek a new trial on the issue of corrective advertising in lieu of the ten dollars remittitur. Under Indiana law, the amount of punitive damages is capped at the greater of three times compensatory damages or $50. Accordingly, it is not possible to determine the amount of punitive damages, if any, that may be payable until the issue of damages for corrective advertising has been resolved. It is not possible to predict the amount of damages attributable to corrective advertising that could be awarded in a new trial, however such amounts, if settled adversely to the Company, could be material to stockholders' equity. Accordingly, no provision for ultimate settlement of these issues has been included in the accompanying condensed consolidated financial statements. The judge's January 24, 2001 order also provided that if the jury's verdict of trademark infringement is upheld on appeal, mySimon will be required to change its name and domain name. The judge stayed such name change pending the completion of the appeal process. If the jury's verdict of infringement is upheld on appeal, mySimon will have 60 days to change its name after the appellate court rules and will be entitled to redirect traffic from www.mysimon.com to its new website for one year following the name change. mySimon plans to appeal the finding of trademark infringement once judgment is entered in the lower court. On February 14, 2001, SPG filed a notice of appeal requesting that the appellate court issue the injunctive relief immediately and challenging mySimon's ability to redirect traffic to a new website for one year following the name change.

On October 17, 2000, CNET acquired Ziff-Davis, Inc. ("Ziff-Davis"), which is a defendant in the following cases:

Following a decline in the price per share of Ziff-Davis common stock leading up to October 1998, eight securities class action suits were filed against Ziff-Davis and certain of its directors and officers in the United States District Court for the Southern District of New York. The complaints alleged that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the registration statement filed by Ziff-Davis with the Securities and Exchange Commission relating to the initial public offering of Ziff-Davis' stock on April 28, 1998 (the "IPO"). More particularly, the complaints alleged that the registration statement contained false and misleading statements and failed to disclose facts that could have indicated an impending decline in Ziff-Davis' revenue. The complaints sought on behalf of a class of purchasers of Ziff- Davis common stock from the date of the IPO through October 8, 1998, unspecified damages, interest, fees and costs, rescission and injunctive relief such as the imposition of a constructive trust upon the proceeds of the IPO. On January 28, 1999, the court entered an order consolidating the actions, appointing lead plaintiff's counsel and requiring the filing of a consolidated amended complaint. The consolidated amended complaint was filed on March 15, 1999 and only alleges claims under Section 11 of the Securities Act of 1933. On May 20, 1999, defendants moved to dismiss the consolidated amended complaint. That motion was denied on June 27, 2000. Discovery is nearing completion. Although the outcome of this case cannot be predicted, CNET believes that there are substantial defenses to the claims. CNET currently cannot estimate its ultimate liability, if any, with respect to this case. Accordingly, no provision for such matters has been included in the financial statements.

In addition, two shareholder derivative suits were filed by stockholders against all of Ziff- Davis' directors (and nominally against Ziff-Davis) in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that the directors breached their fiduciary duties to Ziff-Davis by repricing the stock options awarded to directors and employees and demand the nullification of the repricing, damages and an injunction against exercise by the directors of any repriced option. Plaintiffs filed an amended complaint on February 17, 1999 (which is substantially similar to the original complaints, except that the amended complaint also addresses the granting of "new options" at an allegedly "reduced exercise price") and the actions have been consolidated. CNET believes that the plaintiffs have lost their standing to pursue the derivative action as a result of CNET's acquisition of all of the outstanding stock of Ziff-Davis, and defendants filed a motion for summary judgment seeking dismissal of the action on that ground on December 13, 2000. Plaintiffs agreed to dismiss cases, and a Stipulation of Dismissal was submitted to and entered by the Court on April 17, 2001.

On September 27, 2000 and September 29, 2000, respectively, two substantially identical actions were filed by stockholders of Ziff-Davis in the Court of Chancery of the State of Delaware, in and for New Castle County, against Ziff-Davis and all of the members of its Board of Directors, as it was constituted in September 1998. The complaints, which were brought as purported direct class actions, allege that Ziff-Davis' non-employee stockholders were harmed by an allegedly improper repricing of employee stock options in September 1998. More specifically, the complaint alleges that but for the allegedly improper repricing, employees would not have exercised their options, there would thus be fewer outstanding shares and therefore the proportional share of proceeds received by non-employee stockholders from the Ziff-Davis/CNET Networks, Inc. merger would have been larger. The first-filed action has been assigned to Vice Chancellor Strine. The second has not yet been assigned. Pursuant to an agreement with plaintiffs, a response to the first-filed complaint (the only one that has been served) will be due twenty days after an order consolidating the two actions is entered. Although the outcome of this case cannot be predicted, CNET believes that there are substantial defenses to the claims. CNET currently cannot estimate its ultimate liability, if any, with respect to this case. Accordingly, no provision for such matters has been included in the consolidated financial statements.

On October 6, 2000, two former employees of Ziff-Davis filed a purported class action lawsuit in New York Supreme Court, New York County, against Ziff-Davis, ZDNet, Inc. ("ZDNet"), SOFTBANK, Inc. ("SOFTBANK") and Eric Hippeau. The complaint alleges breach of contract, detrimental reliance and unjust enrichment resulting from (i) the allegedly wrongful shortening of exercise periods of certain Ziff-Davis, ZDNet and SOFTBANK options and (ii) the allegedly wrongful revocation of other Ziff-Davis and ZDNet options. The complaint seeks unspecified damages, fees and costs on behalf of all persons who were holders of employee stock options in Ziff-Davis, ZDNet, or SOFTBANK as of April 13, 2000 (excluding Mr. Hippeau). On November 20, 2000, defendants Ziff-Davis, ZDNet and Eric Hippeau (the only defendants that have been served) moved to dismiss the action. Plaintiffs voluntarily dismissed the action with regard to SOFTBANK and Mr. Hippeau on January 26, 2001, and, on March 12, 2001, indicated an intention to seek voluntary dismissal of the entire action. Papers concerning the dismissal are being finalized.

There are no other legal proceedings to which CNET is a party, other than ordinary routine litigation incidental to its business that is not expected to be material to the business or financial condition of the Company.

(6) SUBSEQUENT EVENTS

On April 9, 2001, the Company announced that it had entered into an agreement to acquire TechRepublic, Inc. from Gartner, Inc. for $23,000 in cash and common stock. TechRepublic, Inc. (www.techrepublic.com) serves the needs of the professionals representing all segments of the IT industry by providing original content designed to engage, inform and educate its members. The acquisition is expected to close in the third quarter of 2001 and will be accounted for as a purchasd business combination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

CNET Networks, Inc. (the "Company" or "CNET"), the global source of technology and commerce- related information, data, exchanges and services, produces a branded Internet network, a print publication, a computer product database and television and radio programming for both consumers and businesses. Using unbiased content as our platform, CNET has built marketplaces for technology and consumer products through an Internet presence in over 25 countries, and, through our CNET Data Services ("CDS") subsidiary, is the primary provider of information powering the computer and electronics sales and distribution channels.

We earn revenues from:

Internet:

    sales of digital marketing, banner and sponsorship advertisements on our online network fees based on the number of CNET.com, ZDNet.com and mySimon.com users who click on an advertisement or text link to visit the websites of our merchant partners, which we refer to as "leads"
    revenues from licensing our original content
    revenues from licensing our CDS product database
    revenues from subscribing to our ChannelOnline product procurement service

Broadcast and Publishing:

    advertising sales and licensing fees from our print publication, television and radio programming.

Cost of revenues includes costs associated with the production and delivery of our Internet channels, creation of our product database and related technology, and our broadcast programming. The principal elements of cost of revenues for our operations have been payroll and related expenses for the editorial, production and technology staff, and costs for facilities and equipment.

Sales and marketing expenses consist primarily of payroll and related expenses, consulting fees and advertising expenses. General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. Goodwill amortization expenses relate to the amortization of the goodwill we record for companies we have acquired where we use the purchase method of accounting, which we amortize on a straight-line basis over an estimated useful life of three years.

The acquisitions of mySimon, Inc. ("mySimon") in March 2000 and ZDNet, Inc. ("ZDNet") in October 2000 significantly expanded our network and contributed significantly to revenues, cost of revenues and operating expenses from their acquisition dates in 2000.

During the first quarter of 2001, we incurred expenses related to integrating the operations of ZDNet with our operations, incurred costs related to a reduction in our workforce and incurred costs to discontinue several non-profitable or non-growth areas of our Internet and broadcasting operations. We have referred to these costs as "integration costs". All integration costs are specifically identifiable. Additionally, the Company is investing in the creation of a standardized, global platform to deliver content and advertising, enable commerce and create universal data collection and registration systems aimed at long term cost reduction. This investment is expected to simplify the business and build a scalable infrastructure that will create long term cost savings.

Results of Operations

Revenues

Total revenues were $75.2 million and $44.4 million for the three months ended March 31, 2001 and 2000, respectively.

Internet Revenues

Internet revenues were $65.1 million and $42.1 million for the three months ended March 31, 2001 and 2000, respectively. The increase in Internet revenues of $23.0 million for the three months ended March 31, 2001 compared to the same period in 2000 was primarily attributable to incremental revenues resulting from the ZDNet and mySimon acquisitions. Average daily pages delivered for the three months ended March 31, 2001 were approximately 39.7 million, an increase of 141% over 16.5 million for the same period in 2000. During the three months ended March 31, 2001, we averaged approximately 350,000 leads per day from our shopping services, an increase of 61% over 218,000 leads per day during the same period in 2000. Internet revenues for the first quarter of 2001 included three months of revenues for mySimon and ZDNet compared to one month's revenues for mySimon and no ZDNet revenue for the first quarter of 2000.

A portion of our revenue is received in the form of securities of our customers amounting to approximately $3.6 million and $2.3 million for the three months ended March 31, 2001 and 2000, respectively. In addition, for the three months ended March 31, 2001 and 2000, approximately $5.3 million and $1.5 million, respectively, of our revenues were derived from barter transactions whereby we delivered advertisements on our Internet channels in exchange for advertisements on the Internet sites of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements received and delivered, and the corresponding revenues and marketing expenses were recognized when the advertisements were delivered.

Broadcast and Publishing Revenues

Broadcast and publishing revenues consist primarily of advertising sales and licensing fees from our print publication, television programming and radio programming. Broadcast and publishing revenues were $10.1 million and $2.3 million for the three months ended March 31, 2001 and 2000, respectively. The increase of $7.8 million for the three months ended March 31, 2001 as compared to the same period of 2000 was primarily attributable to incremental revenues related to our print publication, which was part of the ZDNet acquisition.

Revenue Mix

Internet operations accounted for 87% and 95%, and broadcast and publishing revenues accounted for 13% and 5% of total revenues for the three months ended March 31, 2001 and 2000, respectively. We expect to experience fluctuations in revenue mix in the future that may be dependent on many factors, including demand for our Internet network and broadcast and print operations.

Cost of Revenues

Total cost of revenues was $42.8 million for the three months ended March 31, 2001 and $17.5 million for the three months ended March 31, 2000, representing 57% and 39% of total revenues for each of the periods, respectively. The increase was primarily attributable to the acquisition of ZDNet, representing increases in personnel and personnel related costs for Internet services and costs associated with the ZDNet publication. Additionally, we had increased costs for server depreciation and bandwidth related to delivering an increased number of average daily pages. Approximately $3.0 million of integration costs were included in cost of revenues for the three months ended March 31, 2001. We anticipate we will incur additional integration costs in the future.

Sales and Marketing

Sales and marketing expenses were $39.2 million and $14.6 million for the three months ended March 31, 2001 and 2000, respectively, representing 52% and 33% of total revenues for each of the periods. The increase of $24.6 million primarily related to incremental sales and marketing expenses resulting from the ZDNet acquisition.

General and Administrative

General and administrative expenses were $9.6 million and $4.9 million for the three months ended March 31, 2001 and 2000, respectively, representing 13% and 11% of total revenues for each of the periods, respectively. General and administrative expenses increased $4.7 million for the three- month period ended March 31, 2001 compared to the same period in 2000. The increases primarily related to facilitating our growth, such as increased personnel and personnel related costs. Approximately $1.4 million of integration costs were included in general and administrative for the three months ended March 31, 2001.

Goodwill Amortization

Goodwill amortization expenses were $205.5 million and $28.1 million for the three months ended March 31, 2001 and 2000, respectively. Goodwill amortization increased $177.4 million in the first quart of 2001 compared to 2000. The increase related primarily to the acquisitions of mySimon and ZDNet. We began amortizing the goodwill associated with the acquisition of mySimon on the effective date of the acquisition, which was February 29, 2000. Current quarter amortization included three months of goodwill amortization for mySimon and ZDNet compared to one month of goodwill amortization for mySimon in the same period of the prior year. The ZDNet acquisition occurred in the last quarter of 2000.

Realized Loss on Sales and Impairment of Investments

We had a net loss on investments of $113.2 million and $4.0 million for the three months ended March 31, 2001 and 2000, respectively. The realized loss on impairment of investments in the current year period primarily related to realizing losses of approximately $89.3 million related to the decrease in value of our privately-held investments and to the decrease in market value of $124.4 million on marketable equity securities both of which we believe is more than temporary, offset by a gain on TRACES of $99.0 million, see Note (4) to the condensed consolidated financial statements contained herein, and a gain on sale of marketable equity securities of $1.5 million.

Income Taxes

We recorded an income tax credit of $25.1 million for the three months ended March 31, 2001. The effective tax rate is lower than the statutory tax rate due to the effect of nondeductible goodwill amortization and the establishment of a valuation allowance for deferred tax assets where realization is subject to uncertainty.

Net Loss

We recorded a net loss of $316.6 million or $2.33 per diluted share for the three months ended March 31, 2001 compared to a net loss of $27.7 million or $0.36 per diluted share for the three months ended March 31, 2000. The current quarter net loss resulted primarily from an increase in amortization of goodwill, the realized loss on the impairment of our privately held investments, and increased costs to integrate operations of ZDNet with CNET offset by a tax benefit related to the realized loss on the impairment of investments.

Liquidity and Capital Resources

As of March 31, 2001, we had cash and cash equivalents of $218.7 million compared to $167.3 million on December 31, 2000. In addition, on March 31, 2001 we had investments in short and long- term marketable debt securities of $73.1 million and investments in short and long term marketable equity securities of $21.4 million. Net cash used in operating activities of $15.0 million for the three months ended March 31, 2001 included a net loss of $316.6 million and non-cash losses on impairment of investments of $113.2 million and depreciation and amortization totaling $212.2 million. Net cash used in operating activities of $19.3 million for the three months ended March 31, 2000 was primarily due to changes in operating assets and liabilities of $25.6 million.

Net cash provided by investing activities of $60.2 million for the three months ended March 31, 2001 was primarily attributable to proceeds from the sale of marketable debt and equity securities offset by purchases of marketable debt securities and privately held companies, and capital expenditures. Net cash provided by investing activities of $48.9 million for the three months ended March 31, 2000 was primarily attributable to proceeds from the sale of marketable debt and equity securities offset by the purchase of marketable debt and equity securities, investments in privately held companies, and capital expenditures.

Cash provided by financing activities of $6.2 million for the three months ended March 31, 2001 was attributable to proceeds from the issuance of common stock through the exercise of options and warrants. Cash provided by financing activities of $87.1 million for the three months ended March 31, 2000 was primarily attributable to the net proceeds from the issuance of our TRACES security of $81.6 million.

We believe that existing funds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. As of March 31, 2001 we had obligations outstanding under notes payable totaling $185.4 million. Notes payable included $172.9 million of 5% Convertible Subordinated Notes, due 2006. In addition, the liability related to our TRACES security was $2.7 million on March 31, 2001. Such obligations were incurred to obtain proceeds for general corporate purposes and to finance acquisitions.

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

Special Note Regarding Forward-Looking Statements and Risk Factors

Certain statements in this Quarterly Report on Form 10-Q contain "forward- looking statements." Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as "may", "will", "expects", "should", "believes", "plans", "anticipates", "estimates", "predicts", "potential", or "continue", and any other words of similar meaning.

Statements regarding the Company's future financial performance or results of operations, including expected revenue growth, EBITDA growth, growth in leads to merchants, future expenses, future operating margins and other future or expected performance are subject to the following risks: that projected cost-reduction initiatives will not be achieved due to implementation difficulties or contractual spending commitments that can't be reduced; that the businesses identified for further integration to achieve cost synergies will not be integrated successfully; the acquisition of businesses or the launch of new lines of business, which could increase operating expense and dilute operating margins; the inability to attract new customers for the Company's channel services products; increased competition, which could lead to negative pressure on the Company's pricing and the need for increased marketing; the inability to maintain, establish or renew relationships with commerce, advertising, marketing, technology, and content providers, whether due to competition or other factors; a continued or worsening slowdown in advertising spending on the Internet in general or on CNET's properties in particular, which could be prompted by a decrease in consumer spending, the failure of early stage companies who are heavy Internet advertisers to receive financing or other factors; the inability of the Company to increase the proportion of advertising from established companies; costs associated with the Company's initiatives to standardize its technology platforms or the failure of the Company to successfully complete that initiate; and to the general risks associated with the Company's businesses.

The following additional factors could also impact our financial results and cause our forward-looking statements to be inaccurate:

Accounting rules regarding the accounting for goodwill are currently under review by the Financial Accounting Standards Board ("FASB"). Changes to these rules or the questioning of current practices may have a significant impact on our reported financial results. The current proposed FASB guidelines relating to accounting for goodwill could make our acquisition-related charges less predictable in any given reporting period. On February 14, 2001, the FASB issued a limited revision to its Exposure Draft, "Business Combinations and Intangible Assets", that establishes a new standard for accounting for goodwill acquired in a business combination. It would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as is currently required by Accounting Principles Board ("APB") Opinion No. 17, Intangible Assets. Under the proposed statement, goodwill would be separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. Any required goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The change from an amortization approach to an impairment approach would apply to previously recorded goodwill, as well as goodwill arising from acquisitions completed after the application of the new standard. If the standard is adopted in its current form, our goodwill amortization charges would cease. However, it is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded as well as any goodwill arising out of future acquisitions. If these proposed changes are issued as a Statement of Financial Accounting Standard, our future earnings may be subject to significant volatility, particularly on a period-to-period basis.

We have a substantial amount of intangible assets. Although we currently believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability.

California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. When power reserves for California become low, the state has on some occasions, implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply, we may temporarily be unable to operate. Any such interruption in our ability to continue operations could damage our reputation, harm our ability to retain existing customers and to obtain new customers and could result in lost revenue, any of which could substantially harm our business and results of operations. In addition, the shortages in wholesale electricity supplies have caused power prices to increase significantly in California. If wholesale prices continue to increase, our operating expenses will likely increase.

Any shortfall in revenue or earnings compared to analysts' or investors' expectations could cause, and has in the past, an immediate and significant decline in the trading price of our common stock. In addition, we may not learn of such shortfalls or delays until late in the fiscal quarter, which could result in an even more immediate and greater decline in the trading price of our common stock.

For a more detailed discussion of risks about our business, see CNET Networks, Inc. Annual Report on Form 10-K for the year ended December 31, 2000 and subsequent Forms 10-Q and Forms 8-K, as well as our definitive proxy statement dated April 30, 2001 and other Securities and Exchange Commission filings, including under the captions "Risk Factors" and "Management's Discussion and Analysis of Results of Operations."

Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995. Factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and changes in the market values of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high- quality corporate issuers and which, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

Investment Risk

We invest in equity instruments of privately held, information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership is less that 20% and the Company does not exert significant influence. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on investments when events and circumstances indicate that such assets might be impaired.

Foreign Currency Risk

Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures regularly to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro and Swiss Franc.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a description of legal proceedings to which the Company is a party, see Note (5) of the Company's financial statements included in Part I. Item 1., which is hereby incorporated by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    Exhibits
    Reports on Form 8-K.

Current Report on Form 8-K filed:

January 23, 2001

January 26, 2001

February 7,2001

CNET Networks, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNET Networks, INC.

(Registrant)

By:	/s/ Douglas N. Woodrum

Douglas N. Woodrum
Executive Vice President, Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: May 14, 2001