Form 10-Q
period 2001-06-30
CNET NETWORKS INC
filed 2001-08-14
CIK 1015577

Q2 2001 DOC

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of July 31, 2001 there were 137,690,890 shares of the registrant's common stock outstanding.

CNET NETWORKS, INC.
TABLE OF CONTENTS

Part 1. Financial Information

Item 1. Financial Statements

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(000's, except share and per share data)

                                                       June 30,   December 31,
                                                        2001          2000
                                                    ------------  ------------
                              ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . $    184,585  $    167,301
     Investments in marketable debt securities . .       44,883        52,864
     Investments in marketable equity securities .       16,106        55,512
     Accounts receivable, net. . . . . . . . . . .       54,579        95,573
     Other current assets. . . . . . . . . . . . .       33,209        46,302
     Deferred income taxes . . . . . . . . . . . .       15,843         8,445
                                                    ------------  ------------
       Total current assets . . . . . . . . . . .       349,205       425,997

Investments in marketable debt securities. . . .         29,005        81,823
Investments in marketable equity securities. . . .            -         4,375
Property and equipment, net. . . . . . . . . . . .       66,214        59,288
Other assets . . . . . . . . . . . . . . . . . . .      119,098       184,520
Deferred income taxes . . . . . . . . . . . . . .        47,556         5,196
Intangible assets, net . . . . . . .  . . . . . . .     114,191       135,105
Goodwill, net . . . . . . .  . . . . . . . . . . .    1,576,640     1,967,095
                                                -   ------------  ------------
       Total assets . . . . . . . . . . . . .  . . $  2,301,909  $  2,863,399
                                                    ============  ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable. . . . . . . . . . . . . . . $      9,215  $     19,045
     Accrued liabilities . . . . . . . . . . . . .       60,908        92,729
     Current portion of long-term debt . . . . . .        8,458         5,831
     Tax related liabilities . . . . . . . . . .          3,235           244
     Deferred income tax liabilities. . . . . . .        47,063         6,554
                                                    ------------  ------------
        Total current liabilities. . . . . . . . .      128,879       124,403

Noncurrent liabilities:
     Long-term debt . . . . . . . . . . . . . . .       176,933       180,194
     Other liabilities  . . . . . . . . . . . . .             -         4,991
                                                    ------------  ------------
        Total liabilities  . . . . . . . . . . . .      305,812       309,588

Stockholders' equity:
     Common stock;  $0.0001 par value; 400,000,000
      shares authorized; 136,924,055 outstanding at
      June 30, 2001 and 135,159,843 outstanding
      at December 31, 2000. . . . . . . . . . . . .          14            14
     Additional paid in capital. . . . . . . . . .    2,680,033     2,665,025
     Other comprehensive income. . . . . . . . . .         (242)       37,872
     Deferred stock compensation . . . . . . . . .         (418)         (508)
     Retained deficit . . . . . . . . . . . . . .      (652,926)     (118,228)
     Treasury stock, at cost . . . . . . . . . . .      (30,364)      (30,364)
                                                    ------------  ------------
        Total stockholders' equity . . . . . . . .    1,996,097     2,553,811
                                                    ------------  ------------
        Total liabilities and stockholders' equity $  2,301,909  $  2,863,399
                                                    ============  ============

See accompanying notes to the condensed consolidated financial statements

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(000's, except share and per share data)

                                             Three Months Ended         Six Months Ended
                                                 June 30,                   June 30,
                                        -------------------------- --------------------------
                                            2001          2000         2001          2000
                                        ------------- ------------ ------------- ------------
Revenues. . . . . . . . . . .  . . . . $      71,089 $     52,239 $     146,241 $     96,605

Cost of revenues . . . . . . . . . . .        45,254       14,311        88,016       31,831
                                        ------------- ------------ ------------- ------------
    Gross profit . . . . . . . . . . .        25,835       37,928        58,225       64,774

Operating expenses:
   Sales and marketing . . . . . . . .        34,357       22,657        73,548       37,282
   General and administrative. . . . .        10,534        9,523        20,143       14,385
   Depreciation. . . . . . . . . . . .         5,957        3,315        11,553        6,271
   Amortization of goodwill and
    intangible assets . . . . . . . .        206,794       66,259       412,254       94,373
                                        ------------- ------------ ------------- ------------
    Total operating expenses . . . . .       257,642      101,754       517,498      152,311
                                        ------------- ------------ ------------- ------------
    Operating loss . . . . . . . . . .      (231,807)     (63,826)     (459,273)     (87,537)

Non-operating income (expense):
   Realized gains on sale of investments         898       73,868         9,089       75,802
   Realized losses on sale of investments     (1,431)        (318)       (8,118)      (1,012)
   Realized losses on impairment
     of public investments . . . . . .        (1,385)           -       (26,840)           -
   Realized losses on impairment
     of private investments . . . . .              -            -       (89,271)      (5,206)
   Interest income.. . . . . .  . . .          3,226        5,019         7,419        9,305
   Interest expense. . . . . .  . . .         (4,623)      (4,781)       (9,161)      (8,556)
   Other. . . . . . . . . . . . . . .           (290)        (215)         (889)        (739)
                                        ------------- ------------ ------------- ------------
    Total non-operating income (expense)      (3,605)      73,573      (117,771)      69,594
                                        ------------- ------------ ------------- ------------
    Net loss before income taxes . . .      (235,412)       9,747      (577,044)     (17,943)
                                        ------------- ------------ ------------- ------------
     Income tax expense (benefit) . .        (17,289)      30,402       (42,346)      30,402
                                        ------------- ------------ ------------- ------------
   Net loss. . . . . . . . . . . . . . $    (218,123)$    (20,655)     (534,698)$    (48,345)
                                        ============= ============ ============= ============

Other comprehensive loss, net of tax:

   Foreign currency translation gain (loss)   (5,478)        (345)          920         (393)
   Unrealized holding losses
     arising during the period . . . .        (1,375)    (176,188)      (51,667)    (317,070)
   Unrealized holding gains
     arising during the period . . . .         3,187       33,089        12,633      106,357
                                        ------------- ------------ ------------- ------------
    Comprehensive loss . . . . . . . . $    (221,789)$   (164,099)     (572,812)$   (259,451)
                                        ============= ============ ============= ============

Basic and diluted net loss per share.  $       (1.60)$      (0.24)        (3.93)$      (0.59)
                                        ============= ============ ============= ============

Shares used in calculating
  basic and diluted per share data . .   136,516,524   85,693,673   136,018,075   81,535,758
                                        ============= ============ ============= ============

See accompanying notes to the condensed consolidated financial statements

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(000's, except share and per share data)

                                                                 Six Months Ended
                                                                    June 30,
                                                          -------------------------
                                                              2001         2000
                                                          ------------  -----------
Cash flows from operating activities:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . $   (534,698) $   (48,345)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization. . . . . . . . . . .       425,343      104,535
     Noncash interest expense. . . . . . . . . . . . . .        3,078            -
     Deferred taxes. . . . . . . . . . . . . . . . . . . .    (39,774)           -
     Allowance for doubtful accounts. . . . . . . . . .         8,274         (179)
     Services exchanged for cost method investments. . .       (4,697)      (6,260)
     (Gain) loss on sale and impairment of marketable
       securities and privately held investments . . . .      115,140      (45,873)
     (Gain) loss on sale and impairment on marketable
       debt securities . . . . . . . . . . . . . . . . .            -            -
     Foreign currency translation gain (loss). . . . . .          920         (393)
     Changes in operating assets and liabilities,
       net of acquisitions:
        Accounts receivable . . . . . . . . . . . . . .        32,720       (4,542)
        Other current assets. . . . . . . . . . . . . .        (5,882)      (2,848)
        Other assets. . . . . . . . . . . . . . . . . .        (8,195)         105
        Accounts payable. . . . . . . . . . . . . . . .        (9,830)        (724)
        Accrued liabilities . . . . . . . . . . . . . .       (31,821)      14,351
        Tax related liabilities . . . . . . . . . . . .         2,991        1,091
        Other long term liabilities . . . . . . . . . .        (2,050)           -
        Benefit from exercise of stock options . . . . .        3,602        8,425
                                                          ------------  -----------

           Net cash provided by(used in) operating activities (44,879)      19,343
                                                          ------------  -----------
Cash flows from investing activities:
  Purchase of marketable debt securities. . . . . . . .             -      (88,901)
  Purchase of marketable equity securities. . . . . . .       (40,988)     (31,888)
  Proceeds from sale of marketable debt securities. . .        96,890       29,744
  Proceeds from sale of marketable equity securities. .        23,941      104,494
  Investments in privately held companies . . . . . . .        (8,002)     (27,993)
  Net cash paid for acquisitions. . . . . . . . . . . .             -       (2,216)
  Purchase of treasury stock. . . . . . . . . . . . . .             -      (22,975)
  Purchases of equipment. . . . . . . . . . . . . . . .       (19,895)     (21,749)
                                                          ------------  -----------
           Net provided by (used in) investing activitie       51,946      (61,484)
                                                          ------------  -----------
Cash flows from financing activities:
  Proceeds from issuance of derivative instruments. . .             -       81,629
  Net proceeds from employee stock purchase plan. . . .         1,405          819
  Net proceeds from exercise of options and warrants. .        10,001        9,455
  Principal payments on capital leases. . . . . . . . .             -            -
  Principal payments on bank debt. . . . . . . . . . . .         (862)           -
                                                          ------------  -----------
           Net cash provided by financing activities. .        10,544       91,903
                                                          ------------  -----------
Net increase in cash and cash equivalents. . . . . . . .       17,611       49,762
Effect of exchange rate changes on cash and
  cash equivalents . . . . . . . . . . . . . . . . . . . .       (327)           -
Cash and cash equivalents at beginning of period  . . .       167,301       53,063
                                                          ------------  -----------
Cash and cash equivalents at end of period  . . . . . .  $    184,585  $   102,825
                                                          ============  ===========
Supplemental disclosure of cash flow information:
  Interest paid . . . . . . . . . . . . . . . . . . . .  $      8,036  $     4,728
  Taxes paid. . . . . . . . . . . . . . . . . . . . . .  $          -  $    28,459

Supplemental disclosure of noncash transactions:
  Issuance of common stock for acquisitions . . . . . .  $          -  $   685,476

  Unrealized gain (loss) on marketable securities and
     investments, net of deferred tax liability . . . .  $    (39,034) $  (211,058)

See accompanying notes to condensed consolidated financial statements

CNET NETWORKS,< INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(1) BASIS OF FINANCIAL STATEMENTS

Business and Basis of Presentation

CNET Networks, Inc. (the Company or CNET) is a global media company producing a branded Internet network, a computer product database, print publications, and television and radio programming for both consumers and businesses. The Company operates in one business segment focused on providing technology related information to users and customers.

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

The condensed consolidated results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the current year or any other period.

Income Taxes

Income tax expense has been recorded based on an estimated effective tax rate for the year ended December 31, 2001. A valuation allowance has been established primarily for net operating losses of acquired companies and for capital losses on other-than- temporary declines in privately held investments. The utilization of such losses is subject to limitation by the tax statutes and the Company's ability to control the timing of liquidation of privately held investments.

The estimated effective tax rate has taken into consideration the nondeductible goodwill amortization in connection with the Company's acquisitions and any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty.

Although the Company generated operating losses for financial accounting purposes in the past two fiscal years, the Company generated taxable income due to the effect of nondeductible amortization of goodwill and intangible assets, as well as realized gains and losses on investments. Although the Company has experienced operating losses in the current year, the Company expects to generate taxable income in the future. Therefore, it is our belief that it is more likely than not that certain deferred tax assets will be realized.

Comprehensive Loss

The components of other comprehensive loss for the six months ended June 30, 2001 and 2000 are as follows:

                                       Six Months Ended
                                              June 30,
                                     ----------------------
                                        2001        2000
                                     ----------  ----------

Unrealized holding gains (losses) from:
 Marketable debt and equity securities $   98,395  $ (494,400)
 Debt obligations..................       (97,351)     86,012
Deferred tax asset (liability)
  related to unrealized holding
  gains(losses)....................       (40,078)    197,675
                                        ----------  ----------
                                          (39,034)   (210,713)
Foreign currency translation
  gain (loss)......................           920        (393)
                                        ----------  ----------
                                       $  (38,114) $ (211,106)
                                        ==========  ==========

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The Company reviews its long-lived assets and identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted (and without interest charges) future cash flows expected to be generated by the asset. If such assets (other than enterprise-wide goodwill) are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Impairment of enterprise-wide goodwill is evaluated based on a comparison the Company's net book value to the estimated undiscounted (and without interest charges) future cash flows for the Company. Conditions that indicate that impairment of goodwill should be evaluated include a significant decrease in the Company's market value or a current period cash flow loss combined with a history of cash flow losses.

Reclassification

Certain amounts in the financial statements and notes thereto have been reclassified to conform to the current year classification.

(2) ACQUISITIONS

On July 1, 2001, the Company acquired TechRepublic, Inc. from Gartner, Inc. for approximately $20.0 million, payable in approximately $11.0 million in cash and $9.0 million in common stock. TechRepublic, Inc. serves the needs of the professionals representing all segments of the IT industry by providing original content designed to engage, inform and educate its members. The purchase price is subject to adjustment to the extent that current assets are less than current liabilities on the closing date balance sheet. The number of shares of common stock exchanged was approximately 765,000 shares based on the average closing price of CNET stock for ten consecutive trading days ending on the second trading day immediately prior to the closing. The acquisition will be accounted for as a purchase.

(3) MARKETABLE EQUITY SECURITIES AND OTHER INVESTMENTS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investments classified as available for sale are reported at market value, with the unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income in stockholders' equity. Realized gains and losses on sales of investments and declines in value determined to be other-than-temporary are included in non-operating expense in the statement of operations. Declines in value of marketable equity securities are determined to be other-than-temporary when the securities have consistently traded below original cost for a nine-month period, and general market conditions or specific circumstances relating to a security indicate that the security will not recover its original cost. Once an other-than-temporary decline has been identified, the average market price over the preceding 90-calendar day period is compared to the current carrying value. The amount of loss, which is considered to be an other-than-temporary decline, is measured by comparing the cost basis to the higher of the 90-calendar day average and the current carrying value. A realized loss is recognized for the amount of the loss that is considered to be an other-than-temporary decline. This review and evaluation process is performed on an ongoing basis for all marketable equity securities owned by the Company. For the three and six months ended June 30, 2001, the Company recorded losses of $1.4 million and $8.1 million on the sale of marketable equity securities along with realized gains on sales of investments of $898,000 and $9.1 million.

For the three and six months ended June 30, 2001, the Company recognized impairment losses of $1.4 million and $26.8 million for marketable equity securities. In addition, the Company recognized impairment losses of $89.3 million for privately held investments in the six months ended June 30, 2001. Impairment is assessed routinely on privately held investments based, where possible, on the pricing of new rounds of financing for the individual company, cash resources, liquidity, and other subjective factors such as, our estimate of the strength of the underlying business and assets including technology and intangibles. If an other-than-temporary decline is believed to have occurred based on our assessment of these factors, the investment is further evaluated. If it appears that there are no funding options for a company, and our evaluation of their available cash resources results in a determination that they will not be able to sustain liquidity for a reasonable period of time, then the investment is written-off. If our assessment determines that a privately held investment has sufficient liquidity, but that current rounds of financing for comparable companies are at amounts significantly less than in the past, the investment will be written-down to reflect current market conditions. However, the extent of any impairment is evaluated in conjunction with the Company's view of the subjective factors discussed above.

(4) NET LOSS PER SHARE

The following table sets forth the computation of net loss per share:

                                             Three Months Ended         Six Months Ended
                                                 June 30,                   June 30,
                                        -------------------------- --------------------------
                                            2001          2000         2001          2000
                                        ------------- ------------ ------------- ------------
Net loss . . . . . . . . . . . . . . . $    (218,123)$    (20,655)$    (534,698)$    (48,345)
                                        ============= ============ ============= ============

Basic and diluted:
 Weighted average common shares outstaanding
  used in computing basic and diluted loss
  per share  . . . . . . . . . . . . .   136,516,524   85,693,673   136,018,075   81,535,758
                                        ============= ============ ============= ============

 Basic and diluted net loss per share  $       (1.60)$      (0.24)$       (3.93)$      (0.59)
                                        ============= ============ ============= ============

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period and diluted net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Basic and diluted net loss per share for the three months ended June 30, 2001 does not include the effect of approximately 110,359 shares of unvested restricted stock with an average exercise price of $1.19 per share because their effect is anti- dilutive. In addition, diluted net loss per share for the three months ended June 30, 2001 does not include the effect of approximately 2,362,109 common shares related to options with an average exercise price of $8.39 per share and approximately 4,622,624 common shares related to the Convertible Subordinated Debt offering with an average conversion price of $37.40 per share because their effect is anti-dilutive. Net loss per share for the three months ended June 30, 2000 does not include the effect of approximately 5,307,426 common shares related to options at an average exercise price of $13.03 or approximately 4,622,624 common shares related to the Convertible Subordinated Debt offering with an average conversion price of $37.40 per share because their effect is anti-dilutive. Basic and diluted net loss per share for the six months ended June 30, 2001 does not include the effect of approximately 405,241 shares of unvested restricted stock with an average exercise price of $1.19 per share or approximately 4,622,624 common stock related to the Convertible Subordinated Debt offering with an average conversion price of $37.40 per share because their effect is anti-dilutive. Additionally, diluted net loss per share for the six months ended June 30, 2001 does not include the effect of approximately 3,586,621 common shares related to options with an average exercise price of $8.48 per share because their effect is anti-dilutive. Net loss per share for the six months ended June 30, 2000 does not include the effect of approximately 6,150,259 common shares related to options at an average exercise price of $14.26 or approximately 4,622,624 common shares related to the Convertible Subordinated Debt offering with an average conversion price of $37.40 per share because their effect is anti-dilutive.

(5) HEDGE ACCOUNTING

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The impact of adoption of this standard was not material.

Fair Value Hedges

The Company issued an indexed debt instrument in a public offering of Trust Automatic Common Exchange Securities (TRACES) by NBCi through an Automatic Common Exchange Security Trust (the Trust). The number of securities issued in the TRACES offering was 1,250,000. The TRACES are payable on February 15, 2003, unless the maturity date is accelerated. See below for a discussion of the impact of NBC's acquisition of the outstanding shares of NBCi on the TRACES security. On maturity, the TRACES will be exchanged for either (i) between 0.833 shares and one share of NBCi common stock that the Company holds depending on the market price of the NBCi common stock over the twenty business days prior to maturity, (ii) cash equal to the value of those shares, or (iii) a combination of those shares and cash, at the election of the Company. The Company has recorded its obligation to the Trust as current portion of long- term debt. As a part of the transaction, the Company designated 1,250,000 shares of NBCi common stock to potentially be used to repay the debt. The Company has recorded the designated shares at market value.

The TRACES are used to hedge the fair value of the designated NBCi common stock. On April 9, 2001, NBC announced that it would purchase the remaining outstanding shares of NBCi that it did not already own at a price of $2.19 a share. Accordingly as of March 31, 2001, the Company adjusted its holdings in the designated NBCi stock to reflect the buy-back price, as well as its long-term debt related to the TRACES, and the debt was reclassified to current. At that time, both the stock and the TRACES had a carrying value of $2.7 million resulting in a realized gain of $1.6 million on the debt with an offsetting loss on the stock for the current year. Both the gain on the debt and the loss on the designated stock are recorded in other expense in the statement of operations. If NBC's acquisition of the remaining NBCi shares is completed, then the maturity date for the TRACES will accelerate and holders will receive an amount of cash per TRACE equal to the cash consideration paid by NBC for each share of NBCi stock plus a pro rata amount of the proceeds of the liquidation of Treasury securities held by the Trust for the purpose of funding interest on the TRACES.

The Company has entered into various forward contracts to exchange fixed amounts of U.S. dollars for fixed amounts of Euros in order to hedge the foreign currency exposure of a firm purchase commitment of 3,048,980 Euros. The terms of the forward contracts match those of the firm commitment. For the three and six months ended June 30, 2001, foreign currency gains of $38,000 and $209,000 on forward contracts have been directly offset by losses in the same amount on the firm commitment. Both the losses on the firm commitment and the gains on the forward contracts were recorded in earnings during the quarter.

Cash Flow Hedges

The Company has entered into various forward contracts to exchange fixed amounts of U.S. dollars for Swiss Francs in order to hedge the Company's foreign currency exposure of certain forecasted foreign currency transactions. These forward contracts are expected to match the notional amount, currency and duration of the forecasted transactions. For the three months ended June 30, 2001, foreign currency gains of $26,000 on forward contracts have been directly offset by losses in the same amount on the forecasted foreign currency transactions, and for the six months ended June 30, 2001, foreign currency losses of $300,000 on forward contracts have been directly offset by gains in the same amount on the forecasted foreign currency transactions. The gains and losses on the forecasted transactions, as well as the gains and losses on the forward contracts were recorded in other comprehensive income in the stockholders' equity section of the balance sheet.

(6) DEBT

On July 29, 1999, the Company issued a $5.0 million note payable with an 8% interest rate in connection with the merger of the Company with Nordby International, Inc. This note was due on July 29, 2001. At June 30, 2001, the Company's obligation under this note was $5.7 million, including accrued interest. In June 2001, the Company entered into an agreement with the holder of the promissory note that allows the outstanding balance on the note to be satisfied through the issuance of CNET shares with a fair value equal to the outstanding balance of the debt. The shares will be delivered to the holder of the note at closing, which is when the SEC declares the related Registration Statement on Form S-3 effective. Interest will continue to accrue on the outstanding balance until closing.

(7) LEGAL PROCEEDINGS

In August 1999, Simon Property Group (SPG) filed a trademark infringement suit against mySimon, Inc. (mySimon), a subsidiary of the Company acquired on February 28, 2000, in federal district court in Indianapolis. SPG alleged that the mySimon trademark infringed SPG's "Simon" trademark. On August 31, 2000 following a trial on the subject, the jury found in favor of SPG and awarded damages against mySimon in the amount of $11.5 million in mySimon's "profit," $5.3 million for corrective advertising, and $10.0 million of punitive damages. On September 25, 2000, the court entered an order establishing an escrow for royalties pending final resolution of the litigation where mySimon pays into escrow 2% of its gross cash receipts each month.

On January 24, 2001, the judge eliminated the profit award and offered SPG the opportunity to accept ten dollars (a remittitur) for damages attributable to corrective advertising in exchange for immediate entry of judgment for the entire case in lieu of a new trial on the subject of corrective advertising. On February 14, 2001 SPG filed its election to seek a new trial on the issue of corrective advertising in lieu of the ten-dollar remittitur. The new trial is scheduled to begin on October 29, 2001. Under Indiana law, the amount of punitive damages is capped at the greater of three times compensatory damages or $50,000. Accordingly, it is not possible to determine the amount of punitive damages, if any, that may be payable until the issue of damages for corrective advertising has been resolved. It is not possible to predict the amount of damages attributable to corrective advertising that could be awarded in a new trial, however such amounts, if settled adversely to the Company, could be material to stockholders' equity. Accordingly, no provision for ultimate settlement of these issues has been included in the accompanying condensed consolidated financial statements. The judge's January 24, 2001 order also provided that if the jury's verdict of trademark infringement is upheld on appeal, mySimon will be required to change its name and domain name. The judge stayed such name change pending the completion of the appeal process. If the jury's verdict of infringement is upheld on appeal, mySimon will have 60 days to change its name after the appellate court rules and will be entitled to redirect traffic from www.mysimon.com to its new website for one year following the name change. mySimon plans to appeal the finding of trademark infringement once judgment is entered in the lower court. On February 14, 2001, SPG filed a notice of appeal requesting that the appellate court issue the injunctive relief immediately and challenging mySimon's ability to redirect traffic to a new website for one year following the name change.

On October 17, 2000, CNET acquired Ziff-Davis, Inc. (Ziff-Davis), which is a defendant in the following cases:

Following a decline in the price per share of Ziff-Davis common stock leading up to October 1998, eight securities class action suits were filed against Ziff-Davis and certain of its directors and officers in the United States District Court for the Southern District of New York. The complaints alleged that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 in connection with the registration statement filed by Ziff- Davis with the Securities and Exchange Commission relating to the initial public offering of Ziff- Davis' stock on April 28, 1998 (the IPO). More particularly, the complaints alleged that the registration statement contained false and misleading statements and failed to disclose facts that could have indicated an impending decline in Ziff-Davis' revenue. The complaints sought on behalf of a class of purchasers of Ziff-Davis common stock from the date of the IPO through October 8, 1998, unspecified damages, interest, fees and costs, rescission and injunctive relief such as the imposition of a constructive trust upon the proceeds of the IPO. On January 28, 1999, the court entered an order consolidating the actions, appointing lead plaintiff's counsel and requiring the filing of a consolidated amended complaint. The consolidated amended complaint was filed on March 15, 1999 and only alleges claims under Section 11 of the Securities Act of 1933. On May 20, 1999, defendants moved to dismiss the consolidated amended complaint. The parties have agreed in principle to settle the case and have signed a memorandum of understanding to that effect. Final settlement papers are being drafted. The settlement is covered by insurance. Accordingly, no provision has been included in the consolidated financial statements.

On September 27, 2000 and September 29, 2000, respectively, two substantially identical actions were filed by stockholders of Ziff-Davis in the Court of Chancery of the State of Delaware, in and for New Castle County, against Ziff-Davis and all of the members of its Board of Directors, as it was constituted in September 1998. The complaints, which were brought as purported direct class actions, allege that Ziff-Davis' non-employee stockholders were harmed by an allegedly improper repricing of employee stock options in September 1998. More specifically, the complaint alleges that but for the allegedly improper repricing, employees would not have exercised their options, there would thus be fewer outstanding shares and therefore the proportional share of proceeds received by non-employee stockholders from the Ziff- Davis/CNET Networks, Inc. merger would have been larger. The parties entered into settlement discussions shortly after the complaints were filed and have now agreed to settle the actions, which were consolidated on May 25, 2001, and will seek court approval at a settlement hearing currently scheduled for September 11, 2001. The settlement is covered by insurance. Accordingly, no provision has been included in the consolidated financial statements.

On October 6, 2000, two former employees of Ziff-Davis filed a purported class action lawsuit in New York Supreme Court, New York County, against Ziff- Davis, ZDNet, Inc. (ZDNet), SOFTBANK, Inc. (SOFTBANK) and Eric Hippeau. The complaint alleges breach of contract, detrimental reliance and unjust enrichment resulting from (i) the allegedly wrongful shortening of exercise periods of certain Ziff-Davis, ZDNet and SOFTBANK options and (ii) the allegedly wrongful revocation of other Ziff-Davis and ZDNet options. The complaint seeks unspecified damages, fees and costs on behalf of all persons who were holders of employee stock options in Ziff-Davis, ZDNet, or SOFTBANK as of April 13, 2000 (excluding Mr. Hippeau). On November 20, 2000, defendants Ziff-Davis, ZDNet and Eric Hippeau (the only defendants that have been served) moved to dismiss the action. Plaintiffs voluntarily dismissed the action with regard to SOFTBANK and Mr. Hippeau on January 26, 2001, and, on March 12, 2001, indicated an intention to seek voluntary dismissal of the entire action. Papers concerning the dismissal have been submitted to the court, and the parties await court approval.

There are no other legal proceedings to which CNET is a party, other than ordinary routine litigation incidental to its business that is not expected to be material to the business or financial condition of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

CNET Networks, Inc. (the Company or CNET), the global source of technology and commerce- related information, data, exchanges and services, produces a branded Internet network, a print publication, a computer product database and television and radio programming for both consumers and businesses. Using unbiased content as our platform, CNET has built marketplaces for technology and consumer products through an Internet presence in over 22 countries and content in 18 languages. Through our CNET Channel Services subsidiary, CNET is the primary provider of information powering the computer and electronics sales and distribution channels. The Company's brand portfolio includes CNET, ZDNet, TechRepublic, mySimon, News.com, Download.com, Computer Shopper magazine, CNET Radio, and CNET Channel Services.

We earn revenues from:

    sales of digital marketing, banner and sponsorship advertisements on our online network fees based on the number of CNET.com, ZDNet.com and mySimon.com users who click on an advertisement or text link to visit the websites of our merchant partners, which we refer to as "leads"
    revenues from licensing our original content
    revenues from licensing our CNET Channel Services product database revenues from subscribing to our ChannelOnline product procurement service advertising sales and licensing fees from our print publications, television and radio programming.

Cost of revenues includes costs associated with the production and delivery of our Internet channels, print publications, creation of our product database and related technology, and our broadcast programming. The principal elements of cost of revenues for our operations have been payroll and related expenses for the editorial, production and technology staff, and costs for facilities and equipment.

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

The acquisitions of mySimon, Inc. (mySimon) in March 2000 and ZDNet, Inc. (ZDNet) in October 2000 significantly expanded our network and contributed significantly to revenues, cost of revenues and operating expenses from their acquisition dates in 2000.

During the first half of 2001, we incurred expenses related to integrating the operations of ZDNet with our operations, incurred costs related to a reduction in our workforce and incurred costs to discontinue several non-profitable or non-growth areas of our Internet and broadcasting operations. We have referred to these costs as "integration costs". All integration costs are specifically identifiable.

Additionally, the Company is investing in the creation of a standardized, global technology platform to deliver content and advertising, enable commerce and create universal data collection and registration systems aimed at long term cost reduction. This investment is expected to simplify our operations, build a scalable infrastructure, and create long term cost savings.

The Company has announced plans to continue to lower its cost structure and seek greater efficiencies through the integration of duplicative businesses, the discontinuance of non-growth or unprofitable businesses, and the elimination of redundant positions. These decisions are expected to result in a 15% reduction in the Company's global workforce during the third quarter of 2001.

We believe these actions will result in cost savings that will better position us to return to profitability more quickly.

Results of Operations

Revenues

Total revenues were $71.1 million and $52.2 million and $146.2 million and $96.6 million for the three and six months ended June 30, 2001 and 2000, respectively. The increase in revenues of $18.9 million for the three months ended June 30, 2001 compared to the same period in 2000 was primarily attributable to incremental revenues resulting from the ZDNet acquisition. The increase in revenues of $49.6 million for the six months ended June 30, 2001 compared to the prior year period was primarily due to both the ZDNet and mySimon acquisitions.

Average daily pages delivered for the three months ended June 30, 2001 were approximately 38.4 million, an increase of 127% over 16.9 million for the same period in 2000. Average daily pages delivered for the six months ended June 30, 2001 were approximately 39.0 million, an increase of 136% over 16.5 million for the same period in 2000. During the three months ended June 30, 2001, we averaged approximately 323,000 leads per day from our shopping services, and in the six months ended June 30, 2001, approximately 336,000 leads per day, an increase of 61% for both periods over the same periods in 2000. Revenues for the second quarter of 2001 included three months of revenues for ZDNet, which was acquired in October 2000. Revenues, page views and leads to merchants for the six months ended June 30, 2001 included mySimon and ZDNet for the entire six-month period compared to four months' revenues, page views and leads to merchants for mySimon and no ZDNet revenue for the six months ended June 30, 2000.

A portion of our revenue is received in the form of securities of our customers amounting to approximately $1.1 million and $4.0 million for the three months ended June 30, 2001 and 2000, respectively and $4.7 million and $6.3 million for the six months ended June 30, 2001 and 2000. In addition, for the three and six months ended June 30, 2001, approximately $5.1 million and $11.0 million, respectively, of our revenues were derived from barter transactions compared to $3.0 million and $4.6 million for the three and six months ended June 30, 2000, whereby we delivered advertisements on our Internet channels in exchange for advertisements on the Internet sites of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements received and delivered, and the corresponding revenues and marketing expenses were recognized when the advertisements were delivered.

Cost of Revenues

Total cost of revenues was $45.3 million and $14.3 million for the three months ended June 30, 2001 and 2000 and $88.0 million and $31.8 million and for the six months ended June 30, 2001 and 2000, representing approximately 64%, 27%, 60% and 33% of total revenues for each of the periods, respectively. The increase was primarily attributable to the acquisition of ZDNet, representing increases in personnel and personnel related costs for Internet services and costs associated with the ZDNet publication. Additionally, we had increased costs for server depreciation and bandwidth related to delivering an increased number of average daily pages. Approximately $766,000 and $3.7 million of integration costs were included in cost of revenues for the three and six months ended June 30, 2001. We anticipate we will incur additional integration costs in the future.

Sales and Marketing

Sales and marketing expenses were $34.4 million and $22.7 million for the three months and $73.5 million and $37.3 million for the six months ended June 30, 2001 and 2000, respectively, representing 48%, 43%, 50% and 39% of total revenues for each of the periods. The increase primarily related to incremental sales and marketing expenses resulting from the ZDNet acquisition. Approximately $174,000 and $496,000 of integration costs were included in sales and marketing for the three and six months ended June 30, 2001. We anticipate we will incur additional integration costs in the future.

General and Administrative

General and administrative expenses were $10.5 million and $9.5 million for the three months ended June 30, 2001 and 2000 and $20.1 million and $14.4 million for the six months ended June 30, 2001 and 2000, respectively, representing 15%, 18%, 14% and 15% of total revenues for each of the periods, respectively. Approximately $2.3 million and $3.7 million of integration costs were included in general and administrative for the three and six months ended June 30, 2001, respectively. We anticipate we will incur additional integration costs in the future.

Goodwill and Intangible Assets Amortization

Goodwill and intangible assets amortization expenses were $206.8~~6~~5 million and $412.3 million for the three and six months ended June 30, 2001 and $66.3 million and $94.4 million for the three and six months ended June 30, 2000, respectively. Amortization expense increased $140.5 million and $317.9 million in the three and six months ended June 30, 2001 compared to 2000. The increase related primarily to the acquisitions of mySimon and ZDNet. We began amortizing the goodwill and other intangibles associated with the acquisition of mySimon on the effective date of the acquisition, which was February 29, 2000. Current year-to-date amortization included six months of goodwill and intangible asset amortization for mySimon and ZDNet compared to only four months of amortization for mySimon in the same period of the prior year. The ZDNet acquisition occurred in the last quarter of 2000.

Realized Gain and Loss on Sales of Investments

We had a gain on sales of investments of $898,000 and $9.1 million for the three and six months ended June 30, 2001 as compared to a gain of $73.9 million and $75.8 million for the three and six months ended June 30, 2000. The realized gain on sales of investments in the prior year three and six-month periods primarily related to sales of a portion of our equity holdings in Vignette for gains of approximately $50.0 million.

We had a loss on the sales of investments of $1.4 million and $8.1 million for the three and six months ended June 30, 2001 as compared to $318,000 and $1.0 million for the three and six months ended June 30, 2000. The increase in realized loss on sales of investments in the three and six months ended June 30, 2001 compared to prior year resulted primarily from the overall downturn experienced in the public markets since second quarter of 2000.

Realized Loss on Impairment of Investments

We had a realized loss on impairment of public investments of $1.4 million and $26.8 million for the three and six months ended June 30, 2001 and a realized loss on impairment of privately held investments of $89.3 million for the six months ended June 30, 2001.

Income Taxes

We recorded an income tax benefit of $17.3 million and $42.3 for the three and six months ended June 30, 2001 as compared to an income tax expense of $30.4 million for both the three and six months ended June 30, 2000. The effective tax rate is lower than the statutory tax rate due to the effect of nondeductible goodwill amortization and the establishment of a valuation allowance for deferred tax assets where realization is subject to uncertainty.

A valuation allowance has been established primarily for net operating losses of acquired companies and for capital losses on other-than-temporary declines in privately held investments. The utilization of such losses is subject to limitation by the tax statutes and the Company's ability to control the timing of liquidation of privately held investments.

Although the Company generated operating losses for financial accounting purposes in the past two fiscal years, the Company generated taxable income due to the effect of nondeductible amortization of goodwill and intangible assets, as well as realized gains and losses on investments. Although the Company has experienced operating losses in the current year, the Company expects to generate taxable income in the future; therefore, it is our belief that it is more likely than not that certain deferred tax assets will be realized.

Net Loss

We recorded a net loss of $218.1 million or $1.60 per diluted share for the three months ended June 30, 2001 compared to a net loss of $20.7 million or $0.24 per diluted share for the three months ended June 30, 2000. We recorded a net loss of $534.7 million or $3.93 per diluted share for the six months ended June 30, 2001 compared to a net loss of $48.3 million or $0.59 per diluted share for the six months ended June 30, 2000. The increase in the current quarter net loss as compared to the same period of the prior year resulted primarily from amortization of goodwill and intangible assets. The current year-to-date net loss increased over the prior period net loss due primarily to an increase in amortization of goodwill and intangible assets and the realized loss on the impairment of our privately held investments and public investments which was offset in part by a related tax benefit.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. But instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company plans to adopt SFAS Nos. 141 and 142 effective January 1, 2002. The Company does not expect the implementation of SFAS No. 141 to have a material impact on its consolidated financial position, liquidity or results of operations. The Company is currently analyzing SFAS No. 142 to determine its impact on the Company's consolidated financial statements.

Liquidity and Capital Resources

As of June 30, 2001, we had cash and cash equivalents of $184.6 million compared to $167.3 million on December 31, 2000. In addition, on June 30, 2001 we had investments in short and long- term marketable debt securities of $73.9 million and investments in short and long term marketable equity securities of $16.1 million. Net cash used in operating activities of $44.9 million for the six months ended June 30, 2001 included a net loss of $534.7 million, non-cash losses on impairment of investments of $115.1 million and depreciation and amortization totaling $425.3 million. Net cash provided by operating activities of $19.3 million for the six months ended June 30, 2000 was primarily due to a gain on marketable debt securities.

Net cash provided by investing activities of $51.9 million for the six months ended June 30, 2001 was primarily attributable to proceeds from the sale of marketable debt and equity securities offset by purchases of marketable debt securities, investments in privately held companies and capital expenditures. Net cash used by investing activities of $61.5 million for the six months ended June 30, 2000 was primarily attributable to purchases of marketable debt and equity securities offset by the sale of marketable debt and equity securities, investments in privately held companies, capital expenditures and $23.0 million for the purchase of treasury stock.

Cash provided by financing activities of $10.5 million for the six months ended June 30, 2001 was attributable to proceeds from the issuance of common stock through the exercise of options and warrants. Cash provided by financing activities of $91.9 million for the six months ended June 30, 2000 was primarily attributable to the net proceeds from the issuance of our TRACES security of $81.6 million.

Capital expenditures for fiscal 2001 are expected to be approximately $45.0 million. Approximately $14.0 million of the planned expenditures are towards the Company's project to create a standardized, global platform that is expected to simplify the business, build a scalable infrastructure, and create long term cost savings.

We believe that existing funds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. The Company does not anticipate the need for additional funding in the foreseeable future. Although the Company has not presently identified alternate or additional sources of long-term capital, if our cash needs were to change, the Company may consider raising additional capital through debt or equity offerings in the public or private markets. As of June 30, 2001 we had obligations outstanding under notes payable totaling $185.4 million. Notes payable included $172.9 million of 5% Convertible Subordinated Notes, due March 2006. The liability related to our TRACES security was $2.7 million on June 30, 2001. Such obligations were incurred to obtain proceeds for general corporate purposes and to finance acquisitions.

On July 1, 2001, the Company acquired TechRepublic, Inc. from Gartner, Inc. for approximately $20.0 million, payable in approximately $11.0 million in cash and $9.0 million in common stock. TechRepublic, Inc. serves the needs of the professionals representing all segments of the IT industry by providing original content designed to engage, inform and educate its members. The purchase price is subject to adjustment to the extent that current assets are less than current liabilities on the closing date balance sheet. The number of shares of common stock exchanged was approximately 765,000 shares based on the average closing price of CNET stock for ten consecutive trading days ending on the second trading day immediately prior to the closing.

Seasonality and Cyclicality

We believe that advertising sales in traditional media, such as television, are generally lower in the first and third calendar quarters of each year than in the respective preceding quarters and that advertising expenditures fluctuate significantly with economic cycles. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality and cyclicality in the level of advertising expenditures generally could become more pronounced for Internet advertising. Advertising expenditures account for substantially all of our revenues, and seasonality and cyclicality in advertising expenditures generally, or with respect to Internet-based advertising specifically, could therefore have a material adverse effect on our business, financial condition or operating results. We may also experience seasonality in connection with our lead-based shopping services, which may reflect seasonal trends in the retail industry. The level of consumer retail spending generally decreases in the first and third calendar quarters.

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

The following additional factors could also impact our financial results and cause our forward-looking statements to be inaccurate:

We have a substantial amount of intangible assets. Although we have incurred operating losses largely resulting from the significant amount of amortization charges, we presently believe that our goodwill is recoverable based on our enterprise-wide expected cash flows. Although we currently believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. If this were to occur and the intangible assets were determined to not be recoverable, a significant impairment charge would result.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a description of legal proceedings to which the Company is a party, see Note (7) of the Company's financial statements included in Part I. Item 1., which is hereby incorporated by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    Exhibits
    Reports on Form 8-K.

There were no Reports on Form 8-K filed by CNET during the quarter ended June 30, 2001.

CNET NETWORKS, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNET, INC.

(Registrant)

By:	/s/ Douglas N. Woodrum

Douglas N. Woodrum
Executive Vice President, Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: August 14, 2001