Form 10-Q
period 2001-09-30
CNET NETWORKS INC
filed 2001-11-13
CIK 1015577

Q3 2001 DOC

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-20939

CNET NETWORKS, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	13-3696170
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

235 Second Street
San Francisco, CA    94108
(Address of Principal Executive Offices including Zip Code)

Telephone Number (415) 344-2000
(Registrant's telephone number, including Area Code)

(Former name, former address and former fiscal year if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of October 31, 2001 there were 138,019,363 shares of the registrant's common stock outstanding.

CNET NETWORKS, INC.
TABLE OF CONTENTS

Part 1. Financial Information

Item 1. Financial Statements

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(000's, except share and per share data)

                                                       September 3December 31,
                                                        2001          2000
                                                    ------------  ------------
                              ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . $    143,102  $    150,780
     Investments in marketable debt securities . .       43,684        52,864
     Investments in marketable equity securities .          331        55,512
     Accounts receivable, net. . . . . . . . . . .       56,817        95,573
     Other current assets. . . . . . . . . . . . .       22,712        44,292
     Deferred income taxes . . . . . . . . . . . .       25,491         8,445
     Restricted cash . . . . . . . . . . . . . . .       16,583        18,531
                                                    ------------  ------------
       Total current assets . . . . . . . . . . .       308,720       425,997

Investments in marketable debt securities. . . .         26,990        81,823
Investments in marketable equity securities. . . .            -         4,375
Property and equipment, net. . . . . . . . . . . .       74,995        59,288
Other assets . . . . . . . . . . . . . . . . . . .       52,847       184,520
Deferred income taxes . . . . . . . . . . . . . .        15,027         5,196
Intangible assets, net . . . . . . .  . . . . . . .     109,355       135,105
Goodwill, net . . . . . . .  . . . . . . . . . . .      325,505     1,967,095
                                                -   ------------  ------------
       Total assets . . . . . . . . . . . . .  . . $    913,439  $  2,863,399
                                                    ============  ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable. . . . . . . . . . . . . . . $      7,006  $     19,045
     Accrued liabilities . . . . . . . . . . . . .       78,814        92,973
     Current portion of long-term debt . . . . . .        5,542         5,831
     Tax related liabilities . . . . . . . . . .              -             -

     Deferred income tax liabilities. . . . . . .         2,911         6,554
                                                    ------------  ------------
        Total current liabilities. . . . . . . . .       94,273       124,403

Noncurrent liabilities:
     Long-term debt . . . . . . . . . . . . . . .       176,671       180,194
     Deferred income tax liabilities. . . . . . .             -             -
     Other liabilities  . . . . . . . . . . . . .         7,121         4,991
                                                    ------------  ------------
        Total liabilities  . . . . . . . . . . . .      278,065       309,588

Stockholders' equity:
     Common stock;  $0.0001 par value; 400,000,000
      shares authorized; 138,008,168 outstanding at
      September 30, 2001 and 135,159,843 outstanding
      at December 31, 2000. . . . . . . . . . . . .          14            14
     Additional paid in capital. . . . . . . . . .    2,692,770     2,665,025
     Other comprehensive income. . . . . . . . . .           26        37,872
     Deferred stock compensation . . . . . . . . .         (513)         (508)
     Accumulated deficit . . . . . . . . . . . . .   (2,026,559)     (118,228)
     Treasury stock, at cost . . . . . . . . . . .      (30,364)      (30,364)
                                                    ------------  ------------
        Total stockholders' equity . . . . . . . .      635,374     2,553,811
                                                    ------------  ------------
        Total liabilities and stockholders' equity $    913,439  $  2,863,399
                                                    ============  ============

See accompanying notes to the condensed consolidated financial statements

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(000's, except share and per share data)

                                             Three Months Ended         Nine Months Ended
                                        September 30,              September 30,
                                        -------------------------- --------------------------
                                            2001          2000         2001          2000
                                        ------------- ------------ ------------- ------------
Revenues. . . . . . . . . . .  . . . . $      69,316 $     56,439 $     215,557 $    153,044
Cost of revenues . . . . . . . . . . .        50,144       17,719       138,160       49,550
                                        ------------- ------------ ------------- ------------
    Gross profit . . . . . . . . . . .        19,172       38,720        77,397      103,494

Operating expenses:
   Sales and marketing . . . . . . . .        30,179       19,448       103,727       56,730
   General and administrative. . . . .        31,684        9,409        51,827       23,794
   Depreciation. . . . . . . . . . . .         6,604        3,903        18,157       10,174
   Amortization of goodwill and
    intangible assets . . . . . . . .        206,262       67,859       618,516      162,232
   Goodwill impairment . . . . . . . .     1,075,000            -     1,075,000            -
                                        ------------- ------------ ------------- ------------
    Total operating expenses . . . . .     1,349,729      100,619     1,867,227      252,930
                                        ------------- ------------ ------------- ------------
    Operating loss . . . . . . . . . .    (1,330,557)     (61,899)   (1,789,830)    (149,436)

Non-operating income (expense):
   Realized gains on sale of investments           9       49,195         9,098      124,997
   Realized losses on sale of investments       (342)     (11,884)       (8,460)     (12,896)
   Realized losses on impairment
     of public investments . . . . . .           (26)           -       (26,866)           -
   Realized losses on impairment
     of private investments . . . . .        (58,673)           -      (147,944)      (5,206)
   Interest income.. . . . . .  . . .          2,680        5,554        10,099       14,859
   Interest expense. . . . . .  . . .         (4,108)      (4,933)      (13,269)     (13,489)
   Other. . . . . . . . . . . . . . .            142         (378)         (747)      (1,117)
                                        ------------- ------------ ------------- ------------
    Total non-operating income (expense)     (60,318)      37,554      (178,089)     107,148
                                        ------------- ------------ ------------- ------------
    Net loss before income taxes and
     extraordinary item . . . . . . .     (1,390,875)     (24,345)   (1,967,919)     (42,288)

     Income tax expense (benefit) . .        (23,502)      19,206       (65,848)      49,608
                                        ------------- ------------ ------------- ------------
    Net loss before extraordinary item    (1,367,373)     (43,551)   (1,902,071)     (91,896)
     Extraordinary loss due to early debt
      repayment, net of tax benefit .          6,260            -         6,260            -
                                        ------------- ------------ ------------- ------------
   Net loss. . . . . . . . . . . . . . $  (1,373,633)$    (43,551)   (1,908,331)$    (91,896)
                                        ============= ============ ============= ============

Other comprehensive loss, net of tax:

   Foreign currency translation gain (loss)      (11)         211           909         (182)
   Unrealized holding losses
     arising during the period . . . .          (283)     (73,731)      (51,950)    (398,938)
   Unrealized holding gains
     arising during the period . . . .           561        7,905        13,194      122,399
                                        ------------- ------------ ------------- ------------
    Comprehensive loss . . . . . . . . $  (1,373,366)$   (109,166)   (1,946,178)$   (368,617)
                                        ============= ============ ============= ============

Basic and diluted net loss per share.  $       (9.98)$      (0.50)       (14.02)$      (1.10)
                                        ============= ============ ============= ============
Shares used in calculating
  basic and diluted per share data . .   137,634,459   87,072,542   136,093,911   83,484,666
                                        ============= ============ ============= ============

See accompanying notes to the condensed consolidated financial statements

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(000's, except share and per share data)

                                                                 Nine Months Ended
                                                                    September 30,
                                                          -------------------------
                                                              2001         2000
                                                          ------------  -----------
Cash flows from operating activities:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . $ (1,908,331) $   (91,896)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization. . . . . . . . . . .       638,505      178,196
     Noncash interest. . . . . . . . . . . . . . . . . .        2,498            -
     Deferred taxes. . . . . . . . . . . . . . . . . . . .    (53,902)           -
     Extraordinary loss . . . . . . . . . . . . . . . . .      10,609            -
     Allowance for doubtful accounts. . . . . . . . . .         3,242        5,381
     Services exchanged for cost method investments. . .       (4,697)     (12,106)
     (Gain) loss on sale and impairment of marketable
       securities and privately held investments . . . .      174,172      (61,828)
     (Gain) loss on sale and impairment on marketable
       debt securities . . . . . . . . . . . . . . . . .            -            -
     Foreign currency translation gain (loss). . . . . .          909         (182)
     Goodwill impairment. . . . . . . . . . . . . . . .     1,075,000            -
     Loss on disposal of fixed assets. . . . . . . . . .        7,654            -
     Changes in operating assets and liabilities,
       net of acquisitions:
        Accounts receivable . . . . . . . . . . . . . .        38,231      (15,467)
        Other current assets. . . . . . . . . . . . . .        (4,337)     (12,407)
        Other assets. . . . . . . . . . . . . . . . . .       (14,859)        (678)
        Accounts payable. . . . . . . . . . . . . . . .       (12,780)      (4,017)
        Accrued liabilities . . . . . . . . . . . . . .       (24,942)      15,763
        Tax related liabilities . . . . . . . . . . . .         2,349       (4,418)
        Other long term liabilities . . . . . . . . . .         3,013            -
        Benefit from exercise of stock options . . . . .        6,281        8,425
                                                          ------------  -----------
           Net cash provided by (used in)
             operating activities . . . . . . . . . . .       (60,385)       4,766
                                                          ------------  -----------
Cash flows from investing activities:
  Purchase of marketable debt securities. . . . . . . .       (53,862)    (132,523)
  Purchase of marketable equity securities. . . . . . .             -      (42,404)
  Proceeds from sale of marketable debt securities. . .       112,734      158,345
  Proceeds from sale of marketable equity securities. .        36,607      169,485
  Investments in privately held companies . . . . . . .        (8,055)     (46,523)
  Net cash paid for acquisitions. . . . . . . . . . . .        (9,070)      (4,043)
  Capital expenditures . . . . . . . . . . . . . . . . .      (38,160)     (29,464)
  Other . . . . . . . . . . . . . . . . . . . . . . . .             -            -
  Deferred interest . . . . . . . . . . . . . . . . . .             -            -
                                                          ------------  -----------
           Net cash provided by investing activities. .        40,194       72,873
                                                          ------------  -----------
Cash flows from financing activities:
  Proceeds from issuance of derivative instruments. . .             -       81,629
  Purchase of treasury stock. . . . . . . . . . . . . . .           -      (22,975)
  Net proceeds from employee stock purchase plan. . . .         1,789        1,315
  Net proceeds from exercise of options and warrants. .        10,834       12,380
  Principal payments on bank debt. . . . . . . . . . . .          (87)           -
                                                          ------------  -----------
           Net cash provided by financing activities. .        12,536       72,349
                                                          ------------  -----------
Net increase in cash and cash equivalents. . . . . . . .       (7,655)     149,988
Effect of exchange rate changes on cash and
  cash equivalents . . . . . . . . . . . . . . . . . . . .        (23)           -
Cash and cash equivalents at beginning of period  . . .       150,780       53,063
                                                          ------------  -----------
Cash and cash equivalents at end of period  . . . . . .  $    143,102  $   203,051
                                                          ============  ===========
Supplemental disclosure of cash flow information:
  Interest paid . . . . . . . . . . . . . . . . . . . .  $      8,646  $     4,728
  Taxes paid. . . . . . . . . . . . . . . . . . . . . .  $          -  $    28,459

Supplemental disclosure of noncash transactions:
  Issuance of common stock for acquisitions . . . . . .  $      7,741  $   703,476

  Unrealized gain (loss) on marketable securities and
     investments, net of deferred tax liability . . . .  $    (38,756) $  (276,539)

  Deferred tax liability. . . . . . . . . . . . . . . .  $    259,126  $   116,166

See accompanying notes to condensed consolidated financial statements

CNET NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF FINANCIAL STATEMENTS

Business and Basis of Presentation

CNET Networks, Inc. (the Company or CNET) is a global media company producing a branded Internet network, a computer product database, print publications, and radio programming for both consumers and businesses. The Company operates in one business segment focused on providing technology related information to users and customers.

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

The condensed consolidated results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the current year or any other period.

Income Taxes

Income tax expense has been recorded based on an estimated effective tax rate for the year ended December 31, 2001. The estimated effective tax rate has taken into consideration the nondeductible goodwill amortization in connection with the Company's acquisitions and any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a valuation allowance has been provided against the gross deferred tax assets to properly reflect only recoverable taxes.

Although the Company generated operating losses for financial accounting purposes in the past two fiscal years, in 2000, the Company generated taxable income due to the effect of nondeductible amortization of goodwill and intangible assets, as well as realized gains and losses on investments. For the current period, the Company has generated taxable losses.

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

Impairment of enterprise-wide goodwill is evaluated based on a comparison of the Company's net book value to the estimated undiscounted (and without interest charges) future cash flows for the Company. Conditions that indicate that impairment of goodwill should be evaluated include a significant decrease in the Company's market value or a current period cash flow loss combined with a history of cash flow losses.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to September 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company plans to adopt SFAS Nos. 141 and 142 effective January 1, 2002. The Company does not expect the implementation of SFAS No. 141 to have a material impact on its consolidated financial position, liquidity or results of operations. The Company is currently analyzing SFAS No. 142 to determine its impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs a legal obligation. The Company will adopt SFAS 143 effective January 1, 2003. The effect of adopting this Statement is not expected to have a material effect on the Company's financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment of Long-Lived Assets" which establishes an accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events". SFAS 144 eliminates goodwill from its scope, therefore it does not require, as SFAS 121 does, goodwill to be allocated to the long-lived assets. The statement is effective for fiscal years beginning after December 15, 2001. The Company is currently analyzing SFAS No. 144 to determine its impact on the Company's consolidated financial statements.

Reclassifications

Certain amounts in the financial statements and notes thereto have been reclassified to conform to the current year classification.

(2) ACQUISITIONS

On July 1, 2001, the Company acquired TechRepublic, Inc. (TechRepublic) from Gartner, Inc. This acquisition is expected to expand our market share with IT professionals since TechRepublic serves the needs of professionals representing all segments of the IT industry by providing original content designed to engage, inform and educate its members.

The total purchase price was $18.8 million. The Company paid approximately $10.5 million in cash and issued 773,341 shares common stock valued at approximately $7.8 million in exchange for all outstanding shares of TechRepublic stock. Acquisition costs were approximately $0.5 million. The number of shares of common stock exchanged was based on the average closing price of CNET stock for ten consecutive trading days ending on the second trading day immediately prior to the closing. The purchase price is subject to adjustment to the extent that current assets are determined to be less than current liabilities on the closing date balance sheet.

The TechRepublic acquisition has been reflected in the balance sheet at September 30, 2001. The statements of operations of the Company for the three and nine months ended September 30, 2001 include the results of operations of this business since the date of acquisition. The transaction has been accounted for using the purchase method of accounting. The total purchase price of $18.8 million has been allocated to the tangible and intangible assets acquired based on estimates of their respective fair values. The purchase price has been allocated, on a preliminary basis, to intangible assets of approximately $7.1 million (which are being amortized over a three-year period), goodwill of approximately $11.4 million, other assets (primarily fixed assets) of $5.2 million, and liabilities of $1.4 million.

Although the provisions of SFAS 142 are not effective in their entirety until January 1, 2002, the goodwill acquired in this purchase falls under the condition of SFAS 142 requiring no amortization of goodwill arising from a transaction completed after June 30, 2001. Therefore, goodwill arising from this transaction has not been amortized.

Additionally, as part of the purchase price allocation, the Company established a liability of approximately $3.5 million of costs related to the abandonment of several leased properties previously occupied by TechRepublic employees. The total costs of these properties included $3.4 million of cash costs and $453,000 of noncash costs. The cash portion was present valued using a discount rate of 6.0%, the Company's expected borrowing rate, over a five-year period, resulting in a present value of $3.1 million. There were no charges to this accrual during the third quarter of 2001. (Also, see footnote 8 "Lease Abandonment".)

(3) NET LOSS PER SHARE

The following table sets forth the computation of net loss per share:

                                             Three Months Ended         Nine Months Ended
                                                September 30,              September 30,
                                        -------------------------- --------------------------
                                            2001          2000         2001          2000
                                        ------------- ------------ ------------- ------------

Income before extraordinary item       $  (1,367,373)$    (43,551)$  (1,902,071)$    (91,896)
Extraordinary loss, net of tax benefit        (6,260)           -        (6,260)           -
                                        ------------- ------------ ------------- ------------
Net loss . . . . . . . . . . . . . . . $  (1,373,633)$    (43,551)$  (1,908,331)$    (91,896)
                                        ============= ============ ============= ============

Basic and diluted:
 Weighted average common shares outsta
  used in computing basic and diluted loss
  per share  . . . . . . . . . . . . .   137,634,459   87,072,542   136,093,911   83,484,666
                                        ============= ============ ============= ============

Basic and diluted net loss per share
   before extraordinary item . . . . . $       (9.93)$      (0.50)$      (13.97)$      (1.10)
Extraordinary loss per share,
   net of tax benefit . . . . . . . . .        (0.05)           -         (0.05)           -
                                        ------------- ------------ ------------- ------------
Basic and diluted net loss per share . $       (9.98)$      (0.50)$      (14.02)$      (1.10)
                                        ============= ============ ============= ============

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Basic and diluted net loss per share for the three months ended September 30, 2001 does not include the effect of approximately 28,219 shares of unvested restricted stock with an average exercise price of $1.23 per share because their effect is anti-dilutive. In addition, diluted net loss per share for the three months ended September 30, 2001 does not include the effect of approximately 29,314,372 common shares related to options with an average exercise price of $18.31 per share and approximately 4,622,624 common shares related to the Convertible Subordinated Debt offering with an average conversion price of $37.40 per share because their effect is anti-dilutive. Net loss per share for the three months ended September 30, 2000 does not include the effect of approximately 5,704,967 common shares related to options at an average exercise price of $13.80 or approximately 791,144 shares of unvested restricted stock with an average exercise price of $12.79 per share or approximately 4,622,624 common shares related to the Convertible Subordinated Debt offering with an average conversion price of $37.40 per share because their effect is anti-dilutive.

Basic and diluted net loss per share for the nine months ended September 30, 2001 does not include the effect of approximately 246,945 shares of unvested restricted stock with an average exercise price of $1.20 per share or approximately 4,622,624 common stock related to the Convertible Subordinated Debt offering with an average conversion price of $37.40 per share because their effect is anti-dilutive. Additionally, diluted net loss per share for the nine months ended September 30, 2001 does not include the effect of approximately 28,327,385 common shares related to options with an average exercise price of $19.42 per share because their effect is anti-dilutive. Net loss per share for the nine months ended September 30, 2000 does not include the effect of approximately 6,692,187 common shares related to options at an average exercise price of $14.43 or approximately 852,469 shares of unvested restricted stock with an average exercise price of $5.07 per share or approximately 4,622,624 common shares related to the Convertible Subordinated Debt offering with an average conversion price of $37.40 per share because their effect is anti-dilutive.

(4) GOODWILL IMPAIRMENT

Pursuant to SFAS 121, the Company periodically assesses the carrying amounts of its long-lived assets, identifiable intangibles and goodwill to determine if there has been an event or change in circumstances that would indicate that the carrying amounts of these assets may not be recoverable. The decline in the Company's stock price once trading reopened after the events of September 11th, the continued decline in market values of businesses in the media industry and the continued further decline in the overall markets indicated that the carrying amounts of these assets may not be recoverable. The Company evaluated whether an impairment had occurred under FAS 121 by comparing the carrying value of its long-lived assets, including goodwill, to undiscounted (and without interest charges) future cash flows. The Company performed a measured the impairment charge by comparing the carrying value of the assets to their fair value. This analysis was performed at the enterprise-wide level due to the lack of available cash flow information associated with the individual intangible assets. The analysis indicated that an impairment charge of $1.1 billion needed to be recorded and is reflected in the results of operations for the three and nine months ended September 30, 2001.

(5) LEASE ABANDONMENT

In May 2000, CNET entered into a lease in San Francisco for a building of approximately 283,000 square feet, which had a projected occupancy date to occur in the third quarter of 2001. This building was expected to house a majority of the Company's San Francisco employees and to accommodate growth.

During the fourth quarter of 2000, the Company completed its acquisition of ZDNet, which increased the number of facilities under lease, particularly in San Francisco, New York and Cambridge, Massachusetts. Subsequent to the acquisition, the Company evaluated its staffing requirements related to a more challenging business environment and focused on increasing efficiencies in its operations. The Company initiated reductions in workforce in the first and third quarters of 2001.

During the third quarter of 2001, the Company completed an evaluation of its real estate requirements taking into account the workforce reductions that had occurred, the completion of its new facility in San Francisco, and redundant facilities elsewhere within the U.S. This evaluation resulted in the consolidation or abandonment of several leased facilities. Due to the decline in the commercial real estate markets in these locations, it is expected that these leased facilities will be vacant for several quarters, and once they are subleased, it will be at rates below current contractual requirements. The Company recorded a charge of $19.6 million related to the abandonment, based on the difference between the expected cash outflows and the expected cash inflows related to these vacated properties. The net expense was estimated to be approximately $16.7 million over the next five years. This amount was present valued using a discount rate of 6.0% resulting in a charge of $12.3 million. In addition, approximately $7.3 million of leasehold improvements and furniture were written off. The total charge of $19.6 million is reflected in the Statement of Operations for the three and nine months ended September 31, 2001 in the General and administrative caption. As of September 30, 2001, no charges have been taken against this accrual. (Also see footnote 2 "Acquisitions" for a discussion of lease abandonment costs associated with the acquisition of TechRepublic.)

(6) MARKETABLE EQUITY SECURITIES AND OTHER INVESTMENTS

Marketable Equity Securities

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investments classified as available for sale are reported at market value, with the unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income in stockholders' equity. Realized gains and losses on sales of investments and declines in value determined to be other-than-temporary are included in non-operating expense in the statement of operations. Declines in value of marketable equity securities are determined to be other-than-temporary when the securities have consistently traded below original cost for a nine-month period, and general market conditions or specific circumstances relating to a security indicate that the security will not recover its original cost. Once an other-than-temporary decline has been identified, the average market price over the preceding 90- calendar day period is compared to the current carrying value. The amount of loss, which is considered to be an other-than-temporary decline, is measured by comparing the cost basis to the higher of the 90-calendar day average and the current carrying value. A realized loss is recognized for the amount of the loss that is considered to be an other-than-temporary decline. This review and evaluation process is performed on an ongoing basis for all marketable equity securities owned by the Company.

For the three and nine months ended September 30, 2001, the Company recorded losses of $342,000 and $8.5 million, respectively, on the sale of marketable equity securities. For the three and nine months ended September 30, 2001, the Company recorded realized gains of $9,000 and $9.1 million, respectively, on the sale of marketable equity securities.

For the three months and nine months ended September 30, 2001, the Company recognized impairment losses of $26,000 and $26.8 million for marketable equity securities, respectively.

Privately-Held Investments

Impairment is assessed routinely on privately held investments based, where possible, on the pricing of new rounds of financing for the individual company, cash resources, liquidity, and other subjective factors such as, our estimate of the strength of the underlying business and assets including technology and intangibles. If an other-than- temporary decline is believed to have occurred based on our assessment of these factors, the investment is further evaluated. If it appears that there are no funding options for a company, and our evaluation of their available cash resources results in a determination that they will not be able to sustain liquidity for a reasonable period of time, then the investment is written-off. If our assessment determines that a privately held investment has sufficient liquidity, but that current rounds of financing for comparable companies are at amounts significantly less than in the past, the investment will be written-down to reflect current market conditions. However, the extent of any impairment is evaluated in conjunction with the Company's view of the subjective factors discussed above.

The Company recognized impairment losses of $58.7 million and $147.9 million for privately held investments in the three and nine months ended September 30, 2001, respectively.

(7) HEDGE ACCOUNTING

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The impact of adoption of this standard was not material.

Fair Value Hedges

The Company entered into various forward contracts to exchange fixed amounts of U.S. dollars for fixed amounts of Euros in order to hedge the foreign currency exposure of a firm purchase commitment of 3,048,980 Euros. The terms of the forward contracts matched those of the firm commitment. However, during the third quarter of this year, due to the cessation of business by the entity with which the Company had these firm commitments, these hedges were terminated. For the nine months ended September 30, 2001, foreign currency gains of $209,000 on these forward contracts were directly offset by losses in the same amount on the firm commitment.

Cash Flow Hedges

The Company has entered into various forward contracts to exchange fixed amounts of U.S. dollars for Swiss francs in order to hedge the Company's foreign currency exposure of certain forecasted foreign currency transactions, as well as to exchange fixed amounts of French Francs for British Pounds. These forward contracts are expected to match the notional amount, currency and duration of the forecasted transactions. For the three months ended September 30, 2001, foreign currency gains of $210,000 on forward contracts have been directly offset by losses in the same amount on the forecasted foreign currency transactions, and for the nine months ended September 30, 2001, foreign currency gains of $90,000 on forward contracts have been directly offset by losses in the same amount on the forecasted foreign currency transactions. The gains and losses on the forecasted transactions, as well as the gains and losses on the forward contracts were recorded in other comprehensive income in the stockholders' equity section of the balance sheet.

(8) DEBT

In February 2000, the Company issued an indexed debt instrument in a public offering of Trust Automatic Common Exchange Securities (TRACES) by NBCi through an Automatic Common Exchange Security Trust (the Trust). The number of securities issued in the TRACES offering was 1,250,000. The TRACES were payable on February 15, 2003, unless the maturity date was accelerated. As a part of the transaction, the Company designated 1,250,000 shares of NBCi common stock to potentially be used to repay the debt. The Company recorded the designated shares at market value.

The TRACES were used to hedge the fair value of the designated NBCi common stock. On April 9, 2001, NBC announced that it would purchase the remaining outstanding shares of NBCi that it did not already own at a price of $2.19 a share. Accordingly as of March 31, 2001, the Company adjusted its holdings in the designated NBCi stock and its long-term debt related to the TRACES to reflect the buy-back price. The debt was reclassified to current liabilities. At that time, both the stock and the TRACES had a carrying value of $2.7 million resulting in a realized gain of $1.6 million on the debt with an offsetting loss on the stock for the current year.

On August 31, 2001, NBC acquired the remaining NBCi shares. Based on the TRACES agreement, upon this event, the maturity date for the TRACES accelerated, and the holders received an amount of cash per security equal to the cash consideration paid by NBC for each share of NBCi stock plus a pro rata amount of the proceeds of the liquidation of Treasury securities held by the Trust for the purpose of funding interest on the TRACES. In conjunction with this accelerated repayment, the Company recorded an extraordinary loss of $10.6 million ($6.3 million, net of tax benefit of $4.3 million) consisting of $9.0 million of early interest payment, which was not refundable, and a write-off of $1.6 of capitalized debt issue costs.

On July 29, 1999, the Company issued a $5.0 million note payable with an 8% interest rate in connection with the merger of the Company with Nordby International, Inc. In June 2001, the Company entered into an agreement with the holder of the promissory note that allowed the outstanding balance on the note to be satisfied through the issuance of CNET shares with a fair value equal to the outstanding balance of the debt. Per the agreement, a payment of $295,000 was made in July 2001 to an affiliate of the note holder. Prior to the closing, the Company and the note holder amended their agreement in such a way that the Company was not required to issue shares. On October 3, 2001, approximately $5.6 million was paid to the note holder in full satisfaction of the note and all accrued interest outstanding.

(9) LEGAL PROCEEDINGS

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

On January 24, 2001, the judge eliminated the profit award and offered SPG the opportunity to accept ten dollars (a remittitur) for damages attributable to corrective advertising in exchange for immediate entry of judgment for the entire case in lieu of a new trial on the subject of corrective advertising. On February 14, 2001 SPG filed its election to seek a new trial on the issue of corrective advertising in lieu of the ten-dollar remittitur. The new trial, originally scheduled to begin on October 29, 2001, has been rescheduled to begin on January 9, 2002. Under Indiana law, the amount of punitive damages is capped at the greater of three times compensatory damages or $50,000. Accordingly, it is not possible to determine the amount of punitive damages, if any, that may be payable until the issue of damages for corrective advertising has been resolved. It is not possible to predict the amount of damages attributable to corrective advertising that could be awarded in a new trial, however such amounts, if settled adversely to the Company, could be material to stockholders' equity. Accordingly, no provision for ultimate settlement of these issues has been included in the accompanying condensed consolidated financial statements. The judge's January 24, 2001 order also provided that if the jury's verdict of trademark infringement is upheld on appeal, mySimon will be required to change its name and domain name. The judge stayed such name change pending the completion of the appeal process. If the jury's verdict of infringement is upheld on appeal, mySimon will have 60 days to change its name after the appellate court rules and will be entitled to redirect traffic from www.mysimon.com to its new website for one year following the name change. mySimon plans to appeal the finding of trademark infringement once judgment is entered in the lower court. On February 14, 2001, SPG filed a notice of appeal requesting that the appellate court issue the injunctive relief immediately and challenging mySimon's ability to redirect traffic to a new website for one year following the name change.

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

On September 27, 2000 and September 29, 2000, respectively, two substantially identical actions were filed by stockholders of Ziff-Davis in the Court of Chancery of the State of Delaware, in and for New Castle County, against Ziff-Davis and all of the members of its Board of Directors, as it was constituted in September 1998. The complaints, which were brought as purported direct class actions, allege that Ziff-Davis' non-employee stockholders were harmed by an allegedly improper repricing of employee stock options in September 1998. More specifically, the complaint alleges that but for the allegedly improper repricing, employees would not have exercised their options, there would thus be fewer outstanding shares and therefore the proportional share of proceeds received by non-employee stockholders from the Ziff- Davis/CNET Networks, Inc. merger would have been larger. The parties agreed to settle the actions, which received court approval on September 11, 2001. The settlement is covered by insurance. Accordingly, no provision has been included in the consolidated financial statements.

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

Two shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York on August 16, 2001 and September 26, 2001, 2001 against Ziff-Davis, Eric Hippeau and Timothy O'Brien, and investment banks that were the underwriters of the public offering of ZDNet series of Ziff-Davis stock (the ZDNet Offering). One of the complaints also names the Company as a defendant, as successor in liability to Ziff-Davis. The complaints are similar and allege violations of the Securities Act of 1933, and one of the complaints also alleges violations of the Securities Exchange Act of 1934. The complaints allege the receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the ZDNet Offering and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. The complaints are currently in the process of being consolidated into a single action. The Company is aware that at least 170 companies have been named in nearly identical lawsuits that have been filed by some of the same law firms. None of the Company, Ziff-Davis nor the individual defendants have been served with the complaints as of September 30, 2001. The Company believes it is entitled to indemnification from the underwriters, however it has not received confirmation of coverage to date.

There are no other legal proceedings to which CNET is a party, other than ordinary routine litigation incidental to its business that is not expected to be material to the business or financial condition of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

CNET Networks, Inc. (the Company or CNET) is a global media company producing a branded Internet network, a computer product database, print publications, and radio programming for both consumers and businesses. Using unbiased content as our platform, CNET has built marketplaces for technology and consumer products through an Internet presence in over 20 countries and content in 18 languages. Through our CNET Channel Services subsidiary, CNET is the primary provider of information powering the computer and electronics sales and distribution channels. The Company's brand portfolio includes CNET, ZDNet, TechRepublic, mySimon, News.com, Download.com, Computer Shopper magazine, CNET Radio, and CNET Channel Services.

We earn revenues from:

    sales of interactive messaging, banner and sponsorship advertisements on our online network fees based on the number of CNET.com, ZDNet.com, mySimon.com and TechRepublic.com users who click on an advertisement or text link to visit the websites of our merchant partners, which we refer to as "leads"
    revenues from licensing our original content
    revenues from licensing our CNET Channel Services product database revenues from subscribing to our ChannelOnline product procurement service advertising sales and licensing fees from our print publications and radio programming.

Cost of revenues includes costs associated with the production and delivery of our Internet channels, print publications, creation of our product database and related technology, and our radio programming. The principal elements of cost of revenues for our operations have been payroll and related expenses for the editorial, production and technology staff, and costs for facilities and equipment.

Sales and marketing expenses consist primarily of payroll and related expenses, consulting fees and advertising expenses. General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses. Amortization expense relates to the amortization of the goodwill and other intangible assets we recorded for companies we have acquired and used the purchase method of accounting.

The acquisitions of mySimon, Inc. (mySimon) in February 2000 and ZDNet, Inc. (ZDNet) in October 2000 significantly expanded our network and contributed significantly to revenues, cost of revenues and operating expenses from their acquisition dates in 2000. The acquisition of TechRepublic, Inc. (TechRepublic) in July 2001 also served to expand our network and contributed to revenues, cost of revenues and operating expenses in the third quarter of 2001.

During the first half of 2001, we incurred expenses related to integrating the operations of ZDNet with our operations, incurred costs related to a reduction in our workforce and incurred costs to discontinue several non-profitable or non-growth areas of our Internet and broadcasting operations. During the third quarter of 2001, we incurred additional expenses as we continued to lower our cost structure and seek greater efficiencies through the integration of duplicative businesses, the discontinuance of non-growth or unprofitable businesses, and the elimination of redundant positions, resulting in a 15% reduction in the Company's global workforce and the abandonment of certain leases. We have referred to these costs as "integration costs". All integration costs are specifically identifiable.

Additionally, the Company is investing in the creation of a standardized, global technology platform to deliver content and advertising, enable commerce and create universal data collection and registration systems aimed at long term cost reduction. This investment is expected to simplify our operations, build a scalable infrastructure, and create long term cost savings.

We believe these actions will result in cost savings that will better position us for a quicker return to profitability.

Results of Operations

Revenues

Total revenues were $69.3 million and $56.4 million and $215.6 million and $153.0 million for the three and nine months ended September 30, 2001 and 2000, respectively. The increase in revenues of $12.9 million for the three months ended September 30, 2001 compared to the same period in 2000 was primarily attributable to incremental revenues resulting from the ZDNet acquisition. The increase in revenues of $62.6 million for the nine months ended September 30, 2001 compared to the prior year period was primarily due to the ZDNet, mySimon and TechRepublic acquisitions. Revenues for the third quarter 2001 included revenues for ZDNet, which was acquired in October 2000, and for TechRepublic, which was acquired in July 2001.

Average daily pages delivered for the three months ended September 30, 2001 were approximately 35.6 million, an increase of 99% over 17.9 million for the same period in 2000. Average daily pages delivered for the nine months ended September 30, 2001 were approximately 37.9 million, an increase of 123% over 17.0 million for the same period in 2000. During the three months ended September 30, 2001, we averaged approximately 288,000 leads per day from our shopping services, and in the nine months ended September 30, 2001, approximately 319,000 leads per day, an increase of 35% and 51% over the same periods in 2000. Revenues, page views and leads to merchants for the nine months ended September 30, 2001 included mySimon and ZDNet for the entire nine-month period compared to four months' revenues, page views and leads to merchants for mySimon and no ZDNet revenue for the nine months ended September 30, 2000. Additionally, revenues, page views and leads to merchants for the nine months ended September 30, 2001 included TechRepublic for the period since acquisition on July 1, 2001.

A portion of our revenue is received in the form of securities of our customers amounting to approximately $5.8 million for the three months ended September 30, 2000. There were no such revenues received during the third quarter of 2001. Revenue received in the form of securities of our customers for the nine months ended September 30, 2001 and 2000 was $4.7 million and $12.1 million, respectively. In addition, for the three and nine months ended September 30, 2001, approximately $3.9 million and $14.9 million, respectively, of our revenues were derived from barter transactions compared to $4.2 million and $9.2 million for the three and nine months ended September 30, 2000, whereby we delivered advertisements on our Internet channels in exchange for advertisements on the Internet sites of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements received and delivered, and the corresponding revenues and marketing expenses were recognized when the advertisements were delivered.

Cost of Revenues

Total cost of revenues was $50.1 million and $17.7 million for the three months ended September 30, 2001 and 2000 and $138.2 million and $49.6 million and for the nine months ended September 30, 2001 and 2000, representing approximately 72%, 31%, 64% and 32% of total revenues for each of the periods, respectively. The increase was primarily attributable to the acquisitions of ZDNet and TechRepublic, representing increases in personnel and personnel related costs for Internet services and the ZDNet publication. Additionally, we had increased costs for server depreciation and bandwidth related to delivering an increased number of average daily pages. Approximately $4.8 million and $8.5 million of integration costs were included in cost of revenues for the three and nine months ended September 30, 2001. We anticipate we will incur additional integration costs in the future.

Sales and Marketing

Sales and marketing expenses were $30.2 million and $19.4 million for the three months and $103.7 million and $56.7 million for the nine months ended September 30, 2001 and 2000, respectively, representing 44%, 34%, 48% and 37% of total revenues for each of the periods. The increase primarily related to incremental sales and marketing expenses resulting from the ZDNet and Tech Republic acquisitions. Approximately $1.2 million and $1.8 million of integration costs were included in sales and marketing for the three and nine months ended September 30, 2001. We anticipate we will incur additional integration costs in the future.

General and Administrative

General and administrative expenses were $31.7 million and $9.4 million for the three months and 2000 and $51.8 million and $23.8 million for the nine months ended September 30, 2001 and 2000, respectively, representing 46%, 17%, 24% and 16% of total revenues for each of the periods, respectively. Approximately $22.8 million and $26.3 million of integration costs were included in general and administrative for the three and nine months ended September 30, 2001, respectively. Lease abandonment charges of $19.6 million were recorded in the third quarter of 2001 and are included in these integration charges. During the third quarter of 2001, the Company completed an evaluation of its real estate requirements taking into account the workforce reductions that had occurred in the first and third quarter of 2001, the completion of its new facility in San Francisco, and redundant facilities elsewhere within the U.S. This evaluation resulted in the consolidation or abandonment of several leased facilities. Since it is expected that it will take several quarters to sublet most of the vacated properties, and that some of the properties will be sublet at a price below what the present leases require, an accrual was established during the third quarter for costs associated with the abandoned leases. We anticipate we will incur additional integration costs in the future.

Goodwill and Intangible Assets Amortization

Goodwill and intangible assets amortization expenses were $206.3 million and $618.5 million for the three and nine months ended September 30, 2001 and $67.9 million and $162.2 million for the three and nine months ended September 30, 2000, respectively. Amortization expense increased $138.4 million and $456.3 million in the three and nine months ended September 30, 2001 compared to 2000. The increase related primarily to the acquisitions of mySimon and ZDNet. We began amortizing the goodwill and other intangibles associated with the acquisition of mySimon on the effective date of the acquisition, which was February 29, 2000. Current year-to- date amortization included nine months of goodwill and intangible asset amortization for mySimon and ZDNet compared to seven months of amortization for mySimon in the same period of the prior year. The ZDNet acquisition occurred in the last quarter of 2000.

Goodwill Impairment

Due to the significant decline in the Company's stock price once trading reopened after the events of September 11th, the overall continued decline in market values of businesses in the media industry, and the continued further decline in the overall markets, the Company evaluated the recoverability of its enterprise-wide goodwill. This recoverability analysis indicated that there had been impairment to the Company's enterprise-wide goodwill. Therefore, a charge of $1.1 billion was taken during the third quarter of 2001 to adjust the carrying value of these assets to their fair value.

Realized Gain and Loss on Sales of Investments

We had a gain on sales of investments of $9,000 and $9.1 million for the three and nine months ended September 30, 2001 as compared to a gain of $49.2 million and $125.0 million for the three and nine months ended September 30, 2000. The realized gain on sales of investments in the prior year three and nine-month periods primarily related to sales of a portion of our equity holdings in Vignette for gains of approximately $44.6 million and $94.6 million in the three and nine months ended September 30, 2000.

We had a loss on the sales of investments of $342,000 and $8.5 million for the three and nine months ended September 30, 2001 as compared to $11.9 and $12.9 million for the three and nine months ended September 30, 2000. The decrease in realized loss on sales of investments in the three and nine months ended September 30, 2001 compared to prior year resulted primarily from a decrease in the amount of securities sold in the present year versus the prior year.

Realized Loss on Impairment of Investments

We had a realized loss on impairment of public investments of $26,000 and $26.8 million for the three and nine months ended September 30, 2001 and a realized loss on impairment of privately held investments of $58.7 million and $147.9 million for the nine months ended September 30, 2001.

Income Taxes

We recorded an income tax benefit of $23.5 million and $65.8 for the three and nine months ended September 30, 2001 as compared to an income tax expense of $19.2 million and $49.6 million for the three and nine months ended September 30, 2000. The effective tax rate is lower than the statutory tax rate due to the effect of nondeductible goodwill amortization and the establishment of a valuation allowance for deferred tax assets.

Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a valuation allowance has been provided against the gross deferred tax assets to properly reflect only recoverable taxes.

Although the Company generated operating losses for financial accounting purposes in the past two fiscal years, in 2000, the Company generated taxable income due to the effect of nondeductible amortization of goodwill and intangible assets, as well as realized gains and losses on investments. For the current period, the Company has generated taxable losses.

Extraordinary Loss

In conjunction with the accelerated repayment of the TRACES obligations in the third quarter of 2001, we recorded an extraordinary loss of $10.6 million ($6.3 million, net of tax benefit of $4.3 million) consisting of $9.0 million of early interest payment and a write-off of $1.6 million of capitalized debt issue costs.

Net Loss

We recorded a net loss of $1.4 billion or $9.98 per diluted share for the three months ended September 30, 2001 compared to a net loss of $43.6 million or $0.50 per diluted share for the three months ended September 30, 2000. We recorded a net loss of $1.9 billion or $14.02 per diluted share for the nine months ended September 30, 2001 compared to a net loss of $91.9 million or $1.10 per diluted share for the nine months ended September 30, 2000. The increase in the current quarter and current year-to-date net losses as compared to the same periods of the prior year resulted primarily from the impairment and amortization of goodwill and intangible assets, the realized loss on the impairment of our privately held investments, charges related to lease abandonment, and the extraordinary loss from early debt repayment. Some of these losses were offset in part by a related tax benefit. The current year-to-date net loss was additionally impacted by the realized loss on the impairment of our marketable equity investments.

Liquidity and Capital Resources

As of September 30, 2001, we had cash and cash equivalents of $143.1 million compared to $150.8 million on December 31, 2000. In addition, on September 30, 2001 we had investments in short and long-term marketable debt securities of $70.7 million and investments in short term marketable equity securities of $331,000. Net cash used in operating activities of $60.4 million for the nine months ended September 30, 2001 included a net loss of $1.9 billion which included a noncash impairment of goodwill of $1.1 billion, noncash losses on impairment of investments of $174.2 million and depreciation and amortization totaling $638.5 million. Net cash provided by operating activities of $4.8 million for the nine months ended September 30, 2000 included a net loss of $91.9 million and noncash investment gains on investment sales of $61.8 million and depreciation and amortization totaling $178.2 million.

Net cash provided by investing activities of $40.2 million for the nine months ended September 30, 2001 was primarily attributable to proceeds from the sale of marketable debt and equity securities offset by purchases of marketable debt securities, capital expenditures, investments in privately held companies and the acquisition of TechRepublic. Net cash provided by investing activities of $72.9 million for the nine months ended September 30, 2000 was primarily attributable to the sale of marketable debt and equity securities offset by purchases of marketable debt and equity securities, investments in privately held companies, and capital expenditures.

Cash provided by financing activities of $12.5 million for the nine months ended September 30, 2001 was attributable to proceeds from the issuance of common stock through the exercise of options and warrants. Cash provided by financing activities of $72.3 million for the nine months ended September 30, 2000 was primarily attributable to the net proceeds from the issuance of our TRACES security of $81.6 million, as well as proceeds from the issuance of common stock through the exercise of options and warrants offset by $23.0 million for the purchase of treasury stock.

Capital expenditures for fiscal 2001 are expected to be approximately $47.0 million. Approximately $14.0 million of the planned expenditures are towards the Company's project to create a standardized, global platform that is expected to simplify the business, build a scalable infrastructure, and create long term cost savings.

We believe that existing funds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. The Company does not anticipate the need for additional funding in the foreseeable future. Although the Company has not presently identified alternate or additional sources of long-term capital, if our cash needs were to change, the Company may consider raising additional capital through debt or equity offerings in the public or private markets. As of September 30, 2001 we had obligations outstanding under notes payable totaling $182.2 million. Notes payable included $172.9 million of 5% Convertible Subordinated Notes, due March 2006. Such obligations were incurred to obtain proceeds for general corporate purposes and to finance acquisitions.

On July 1, 2001, the Company acquired TechRepublic, Inc. from Gartner, Inc. The Company paid approximately $10.5 million in cash and issued 773,341 shares common stock valued at approximately $7.8 million in exchange for all outstanding shares of TechRepublic stock. The number of shares of common stock exchanged was based on the average closing price of CNET stock for ten consecutive trading days ending on the second trading day immediately prior to the closing. The purchase price is subject to adjustment to the extent that current assets are determined to be less than current liabilities on the closing date balance sheet.

Seasonality and Cyclicality

We believe that advertising sales on the Internet, as well as in traditional media fluctuate significantly with economic cycles and during the calendar year. Advertising expenditures account for a majority of our revenues, and seasonality and cyclicality in advertising expenditures generally, or with respect to Internet-based advertising specifically, could therefore have a material adverse effect on our business, financial condition or operating results. We may also experience seasonality in connection with our lead-based shopping services, which may reflect seasonal trends in the retail industry.

Special Note Regarding Forward-Looking Statements and Risk Factors

Certain statements in this Quarterly Report on Form 10-Q contain "forward- looking statements." Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward- looking statements by the use of words such as "may", "will", "expects", "should", "believes", "plans", "anticipates", "estimates", "predicts", "potential", or "continue", and any other words of similar meaning.

Statements regarding the Company's future financial performance or results of operations, including expected revenue growth, EBITDA growth, growth in leads to merchants, future expenses, future operating margins and other future or expected performance are subject to the following risks: that projected cost-reduction initiatives will not be achieved due to implementation difficulties or contractual spending commitments that can't be reduced; that the businesses identified for further integration to achieve cost synergies will not be integrated successfully; the acquisition of businesses or the launch of new lines of business, which could increase operating expense and dilute operating margins; the inability to attract new customers for the Company's channel services products; increased competition, which could lead to negative pressure on the Company's pricing and the need for increased marketing; the inability to maintain, establish or renew relationships with commerce, advertising, marketing, technology, and content providers, whether due to competition or other factors; a continued or worsening slowdown in advertising spending on the Internet in general or on CNET's properties in particular, which could be prompted by a decrease in consumer spending, the failure of early stage companies who are heavy Internet advertisers to receive financing or other factors; the inability of the Company to increase the proportion of advertising from established companies; costs associated with the Company's initiatives to standardize its technology platforms or the failure of the Company to successfully complete those initiatives; the impact of political and economic conditions due to the recent terrorist attacks in the U.S., the threat of future terrorism in the U.S. and abroad, and armed conflict in the U.S. and abroad; and the general risks associated with the Company's businesses.

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

For a more detailed discussion of risks about our business, see CNET Networks, Inc. Annual Report on Form 10-K for the year ended December 31, 2000 and subsequent Forms 10-Q and Forms 8-K, our Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on September 19, 2001, as well as our definitive proxy statement dated April 30, 2001 and other Securities and Exchange Commission filings, including under the captions "Risk Factors" and "Management's Discussion and Analysis of Results of Operations."

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and which, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

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

Foreign Currency Risk

Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures regularly to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the British Pound and Swiss franc.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a description of legal proceedings to which the Company is a party, see Note (9) of the Company's financial statements included in Part I. Item 1., which is hereby incorporated by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    Exhibits
    Reports on Form 8-K.

There were no Reports on Form 8-K filed by CNET during the quarter ended September 30, 2001.

CNET NETWORKS, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNET, INC.

(Registrant)

By:	/s/ Douglas N. Woodrum

Douglas N. Woodrum
Executive Vice President, Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: November 13, 2001