Form 10-K
period 2001-07-31
CNET NETWORKS INC
filed 2002-04-01
CIK 1015577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File No. 0-20939

CNET Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3696170
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

235 Second Street
San Francisco, CA    94105
(Address of principal executive offices)

Registrant's telephone number, including area code (415) 344-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of class

Common Stock, $0.0001 par value

    Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of common stock held by non-affiliates, based on the closing price at which the stock was sold, at March 15, 2002 approximated $728.7 million.

    The total number of shares outstanding of the issuer's common stock (its only class of equity securities), as of March 15, 2002 was 138,711,302.

    Information is incorporated by reference into Part III of this Form 10-K from the registrant's definitive proxy statement for its 2002 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

CNET NETWORKS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

PART I

Item 1. Business

OVERVIEW

CNET Networks, Inc. (CNET), the global source of technology and commerce- related services, primarily for the technology industry, produces a branded, global Internet network, print publications, a technology product database and radio programming for both businesses and individuals. Using unbiased content as our platform, we have built marketplaces for technology and consumer products, and, through our CNET Channel division, we are the primary provider of information powering the computer and electronics sales and distribution channels.

We seek to use our editorial, technical, and programming expertise and our product databases to provide news, product information, product reviews, prices and availability to help businesses and individuals make informed technology and non-technology buying decisions.

Our global Internet media operations serve millions of users each day and are comprised of several core brands, which include CNET.com, ZDNet.com, TechRepublic.com, mySimon.com, News.com, Download.com, Gamespot.com and Shopper.com, and has a presence in 20 countries. Based on the volume of traffic over our branded Internet network, we have established a leadership position in our market. In 2001, our millions of online users viewed more than 13.9 billion pages, making our Internet sites the most used source for computer and technology information.

We also offer services and product capabilities to enable and enhance online retailing of computer and technology products. Our products and services are designed to create a dynamic, efficient marketplace by informing buyers and linking them with sellers of products and services, thereby delivering sales leads to our merchant partners.

In addition to our Internet operations, we also have broadcast and publishing operations that consist of radio and print businesses. CNET Radio airs in the San Francisco Bay Area on 910 AM, in Boston on 890 AM and nationwide on XM Satellite Radio. Our Computer Shopper magazine boasts a circulation of more than 500,000 and continues as the largest selling computer publication on newsstands. We also publish technology-oriented print publications in Australia and China.

Our CNET Channel division licenses access to its multi-lingual product database to U.S. and European online computer retailers, resellers, wholesale distributors and e-commerce companies, and ended the year with approximately 170 licensing agreements. CNET Channel also operates the ChannelOnline business. ChannelOnline is a Web browser-based application provided to Value Added Resellers (VARs), and together with our standardized product data, streamlines transactions through a centralized product procurement marketplace. At December 31, 2001, CNET ChannelOnline's VARs customer base included approximately 2,700 unique users enabling commerce transactions through the subscription service.

Our products and services provide a platform for advertisers to create brand awareness and sell products to our large, tech-savvy audience. At the end of 2001, we had relationships with approximately 1,500 advertisers and marketing partners.

We earn revenues from:

  sales of interactive messaging and banner advertisements on our online network fees based on the number of our Internet network users who click on an advertisement or text link to visit the websites of our merchant partners, which we refer to as "leads"
  advertising sales from our print publications and radio programming revenues from licensing our CNET Channel product database
  subscriptions to our ChannelOnline product procurement service

CNET Networks, Inc. was incorporated in the state of Delaware in December 1992. Our principal executive offices are located at 235 Second Street, San Francisco, California 94105. Our phone number is (415) 344-2000.

MARKET OPPORTUNITY

The Internet has emerged as a global medium enabling millions of people to share information, communicate, and conduct business electronically. The growth in Internet users, combined with the Web's rapid adoption as a business tool, has created a powerful channel for conducting commerce. We believe there continues to be a significant opportunity for us to act as a trusted, value-added intermediary to connect buyers and sellers.

Our content, products and services are substantially focused on the technology sector due to the characteristics and size of this sector. We believe that buyers of technology products typically research product capabilities and compare prices before making a purchase decision. Due to its interactive nature, the Web has emerged as a medium that allows buyers to complete that research. At the same time, advertisers can more easily deliver targeted messages to these buyers.

The global information technology (IT) sector consists of hardware, packaged software, peripherals, high-end systems, data communications and services. According to International Data Corporation, worldwide spending related to the IT sector was estimated to represent approximately $1.0 trillion in 2001, and is expected to grow 9.6% on a compounded annual basis to $1.4 trillion in 2005. In addition, CMR, a leading provider of advertising expenditure information, estimates that technology-related companies spent $11.7 billion on offline advertising from January to December 2001, with $6.3 billion, or 54% of that ad spending having been allocated to print.

U.S. MEDIA

Internet

This division includes all aspects of our US-based media brands, providing a trusted source of information and services to individuals and businesses of all sizes, empowering them to make informed buying decisions for technology products and services.

Our online network offers information and commerce services focused on computing and technology to millions of users each day under the CNET.com, ZDNet.com and TechRepublic.com brands. These are the leading online sources of information for people who want to learn what is new in technology, what to buy, where to buy it and how to use it. Our online network also includes our award-winning news site, News.com, which focuses on the latest breaking news and in-depth coverage of the technology industry, and the leading online software download service, Download.com. In addition, our Internet network includes Gamespot, the Internet's most highly trafficked gaming site that gives users instant access to thousands of game reviews, previews, downloads, guides, hints and news stories related to games and gaming.

As part of our Internet network, we provide shopping services through Computers.com, Shopper.com and mySimon.com that are designed to link buyers and sellers of products and services. We help businesses and individuals decide what products to buy by providing news, reviews, recommendations and detailed product specifications. We also help individuals decide where to buy products by providing real-time prices from competing vendors, merchant ratings, product availability and shipping costs.

Our shopping services are very efficient marketplaces for sellers of technology and non-technology products and services trying to reach a targeted audience of potential buyers. Our shopping services integrate product and price information from large online retailers, direct manufacturers and resellers, making us the largest and most complete technology marketplace in the world. Cited in 2001 as the best comparison-shopping engine on the Internet by PC Magazine and Forbes, mySimon is an easy-to-use, consumer-friendly shopping service providing up-to-date prices on millions of products from thousands of online merchants.

We provide sales leads in exchange for a per-lead fee. During 2001, we delivered almost 117 million commerce leads to our merchant partners, or an average of 320,400 commerce leads per day.

We believe our innovative shopping services are valuable to individuals because they provide unbiased information and choice. These shopping services are valuable to merchants and advertisers because they provide a platform for creating brand awareness and generating sales leads. Finally, these services are valuable to us because the fees generated from sales leads are a diversified revenue stream that leverages the commerce-driven traffic on our site.

CNET Radio, launched in January 2000 and broadcast in the San Francisco Bay Area on 910 AM, is the first all-technology radio format and draws on our extensive experience producing award-winning technology news and information. We also stream a live audio feed of the broadcast on www.cnetradio.com. The fastest-growing news radio station in the Bay Area, CNET Radio also airs nationwide as a premier news provider on the XM Satellite digital network. On December 3, 2001, CNET Networks debuted CNET Radio in the Boston area at 890 AM.

As in many other technology areas, we are a leader in providing streaming video content. Our broadband users can find streaming video of recently released products, interviews with top CEOs, and coverage of keynote addresses from leading technology trade conferences. News segments are posted daily to both News.com and CNET.com, allowing users to view the video "on demand." We also syndicate our video content to a variety of partners, including MSNBC, WindowsMedia.com, Hearst-Argyle and Real Networks.

Print

Computer Shopper magazine has been a leading source of technology information and commerce services for over 20 years. Computer Shopper has the highest number of readers per copy among all computer titles, and ranks number one in reader interest in advertising of any magazine measured by Mediamark Research, Inc. Dedicated to helping active buyers of technology products and services, Computer Shopper magazine is a trusted, in-depth reference for expert guidance on what to buy, where to buy, and how to buy technology products and services.

INTERNATIONAL MEDIA

We are ranked as one of the most successful global companies in the Internet space according to Nielsen//NetRatings. We have a Web presence in more than 20 countries, including wholly owned operations in, Australia, France, Germany, Singapore and the United Kingdom, as well as a number of joint ventures and licensees around the world. In aggregate, our international Web sites delivered approximately 6.3 million average daily page views during 2001, up 57% from the pro forma daily page views during 2000 and representing 16.5% of CNET Networks' total, world-wide page views in the year ended December 31, 2001.

We operate four technology-oriented print publications in China (PC Magazine, Smart Partner, eWeek and Gamespot Magazine) with a combined circulation of over 350,000 per month. In Australia, we operate Technology and Business magazine with a monthly circulation of 30,000.

CHANNEL SERVICES

CNET Channel offers e-business solutions to IT manufacturers, distributors, resellers and portals worldwide, providing them with the content, data, infrastructures and services they need to conduct frictionless online commerce. At the core of CNET Channel's multiple products and services is Transactive Product DataTM (TPD), granular and highly structured product information that can be stored in any e-commerce platform product database to enable transactive functionalities. The TPD database contains over one million stock keeping units (SKU's) and related product images, descriptions and specifications, and is available on a licensed basis to online computer retailers, wholesale distributors, VARs, computer dealers, manufacturers, IT consultants, systems integrators and other vendors. CNET Channel reaches IT buyers and users in 40 markets and in 18 languages.

CNET Channel's DataSource product and services includes management, maintenance and dynamic updating of database content. As of December 2001, CNET Channel had more than 170 licenses for its data with more than 90 U.S. and European online retailers, resellers, wholesale distributors and e-commerce content providers. Representative customers include Comark, Dell Computers, Ingram Micro, Microwarehouse, Synnex, Tech Data, The Wiz and Yahoo!, among many others.

ChannelOnline is a leading online IT marketplace that connects resellers, distributors, and manufacturers and enables them to conduct online commerce from a single point of access. This subscription-based online platform is powered by our CNET Channel product catalog, allowing customers to view and compare detailed product specifications, real-time pricing and availability from multiple distributors, procure products from suppliers, and connect to corporate customers through customized extranets. At the end of 2001, ChannelOnline was serving approximately 400 customers with over 2,700 unique users utilizing CNET's product procurement services.

These relationships position our product as an integral link in the chain of business-to-business transactions between computer/technology resellers and wholesale distributors, and further solidify our role as the leading content provider for technology products for both business buyers and consumers.

RECENT DEVELOPMENTS

Acquisition of TechRepublic

On July 1, 2001, we acquired TechRepublic, Inc. (TechRepublic) from Gartner, Inc. This acquisition expanded our reach to IT professionals since TechRepublic serves the needs of professionals representing all segments of the IT industry by providing original content designed to engage, inform and educate its members. The total purchase price was $19.8 million, consisting of approximately $10.8 million in cash and 773,341 shares of common stock valued at approximately $7.8 million that we issued in exchange for all outstanding shares of TechRepublic stock. Acquisition costs were $1.2 million. The transaction was accounted for using the purchase method of accounting. Although the provisions of Statement of Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" are not effective in their entirety until January 1, 2002, the goodwill acquired in this purchase is accounted for under the condition of SFAS 142 requiring no amortization of goodwill arising from a transaction completed after June 30, 2001. Therefore, goodwill that arose from this transaction has not been amortized.

Impairment of Investments and Goodwill

We invest in equity instruments of privately held, information technology companies for business and strategic purposes, as well as publicly traded equity investments. For our non-quoted investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on all investments, privately held and public, when events and circumstances indicate that a decline in fair value is other-than-temporary. We recorded impairment losses on marketable equity securities and privately held investments of $175.3 million for the year ended December 31, 2001.

We evaluate our enterprise-wide goodwill for impairment on a frequent basis. Conditions that indicate that impairment of goodwill should be evaluated include a significant decrease in our market value or a current period cash flow loss combined with a history of cash flow losses. The decline in our stock price once trading reopened after the events of September 11th, the continued decline in market values of businesses in the media industry, and the continued further decline in the overall markets indicated that the carrying value of our goodwill might not be recoverable. At the end of the third quarter of 2001, we evaluated whether an impairment had occurred by comparing the carrying value of these assets to undiscounted (and without interest charges) future cash flows. This recoverability analysis indicated that there had been an impairment to our enterprise-wide goodwill. Therefore, a charge of approximately $1.1 billion was taken during the third quarter of 2001 to adjust the carrying value of these assets to their fair value.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. We plan to adopt SFAS No. 142 effective January 1, 2002. After the adoption of SFAS No. 142, we will no longer amortize our existing goodwill. In addition, as part of the transition provisions, we will be required to review for impairment all previously recognized intangible assets that have been determined to have indefinite useful lives. We are required to complete the transition impairment tests in the first interim period after implementation. Any impairment resulting from these transition tests will be recorded as of January 1, 2002 and will be recognized as the cumulative effect of a change in accounting principle. We will not be able to determine if an impairment will be required until completion of such impairment tests.

Integration

During the fourth quarter of 2000, we completed our acquisition of ZDNet. Subsequent to the acquisition, we incurred costs related to integrating the operations of ZDNet with our operations through the integration of duplicative businesses. Throughout 2001, as part of the integration process, we evaluated our staffing requirements related to a more challenging business environment and focused on increasing efficiencies in our operations. We initiated reductions in our global workforce during 2001 resulting in the elimination of approximately 30% of our workforce. We also incurred additional expenses as we continued to lower our cost structure through the discontinuance of several non-profitable or non-growth areas of our Internet and broadcasting operations and the abandonment of certain leases. Total costs related to integration activities during 2001 were $43.0 million. In conjunction with our integration, we are reviewing our internal financial reporting structure and the basis on which our chief operating decision maker will review operating results. The results of this review of our reporting structure may impact our segment reporting in the future.

TECHNOLOGY

In 2001, we invested approximately $9.0 million in the development of a standardized, global technology platform to deliver content and advertising, enable commerce and create universal data collection and registration systems. We expect to spend an additional $3.0 to $5.0 million to complete this project in 2002. This investment is expected to simplify our operations, build a scalable infrastructure, and create long term cost savings.

MARKETING

We design our marketing activities to promote our multiple brands and to attract users, viewers and listeners to our online network, print publication, and radio programming. Our marketing programs include Internet, print and radio advertising campaigns, audience referral agreements with major Internet service providers, and participation in trade shows, conferences and speaking engagements. In 2001, we spent approximately $37.6 million (which includes approximately $18.2 million in barter expenses) to market our brands and services through media outlets, including Internet, radio and print advertising, in order to target and reach information technology professionals, product purchase decision makers and technology enthusiasts. We expect to continue to market our brands, products and services in the future.

CUSTOMERS

For each of the years ended December 31, 2001, 2000 and 1999, there were no customers that contributed more than 10% of our revenues. Our top one hundred advertisers contribute approximately 80% or more of our U.S. revenue.

GEOGRAPHIC REGIONS

We have wholly owned operating subsidiaries in England, France, Germany, Switzerland, Singapore and Australia. In addition, we have an international presence through joint venture and other partnership arrangements in China, Korea and Italy. We also have license arrangements in various other countries throughout the world. These properties were primarily acquired through the ZDNet acquisition in October 2000. International revenues prior to that acquisition were not significant. Revenue is attributed to individual countries according to the international online property that generated the revenue. International revenues accounted for 15% and 4% of net revenues during the years ended December 31, 2001 and 2000, respectively. No single foreign country accounted for more than 10% of net revenues for the year ended December 31, 2001.

COMPETITION

Competition among content and service providers is intense. Our operations compete against a variety of firms that provide content through one or more media, such as print, broadcast, and the Internet. As with any other content or service provider, we compete generally with other content and service providers for the time and attention of consumers and for advertising revenues. To compete successfully, we must provide sufficiently compelling and popular content and services to attract Internet users, readers and radio listeners and to attract advertisers hoping to reach such audiences.

Within the content niche of information technology and the Internet, we compete in particular with the publishers of computer-oriented magazines and Internet services, such as:

  CMP, a division of United Business Media
  International Data Group
  INT Media (formerly, Internet.com)
  VNU
  Ziff Davis Media

In the overall market for Internet users, we compete with other Internet content and service providers, including Web directories, search engines, shareware archives, sites that offer original editorial content, commercial online services, e-commerce sites and solution providers, and sites maintained by Internet service providers.

EMPLOYEES

At December 31, 2001, we had approximately 2,000 employees on a worldwide basis.

INTELLECTUAL PROPERTY

Our success and ability to compete is dependent in part on the protection of our original content for the Internet and radio and on the goodwill associated with our trademarks, trade names, service marks and other proprietary rights. We rely on copyright laws to protect the original content that we develop, including our editorial features and the various databases of information that we maintain and make available through our Internet channels or by license. In addition, we rely on federal trademark laws to provide additional protection for the appearance of our Internet channels.

We own federal trademark registrations for a number of our marks. We also claim common law protection on certain names and marks that we have used in connection with our business activities. We are a defendant in pending litigation in which a jury found that our use of the name "mySimon" infringes the trademark rights of a third party. If the jury's verdict is upheld on appeal, we will have sixty days to change the name of our mySimon Internet site. This litigation is more fully described under Item 3 - "Legal Proceedings".

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

GOVERNMENT REGULATION

Although there are currently few laws and regulations directly applicable to the Internet, a range of new laws and regulations have been proposed, and could be adopted, covering issues such as privacy, obscene or indecent communications, taxation of Internet transactions and the pricing, characteristics and quality of Internet products and Services. Risks associated with increased legislation are outlined in Item 7 under "Management's Discussion and Analysis of Financial Condition and Results of Operations" - Risk Factors - CHANGES IN REGULATIONS COULD ADVERSELY AFFECT THE WAY THAT WE OPERATE."

CYCLICALITY

We believe that advertising sales on the Internet, as well as in traditional media fluctuate significantly with economic cycles and during the calendar year with spending being weighted towards the fourth quarter. Advertising expenditures account for a majority of our revenues. Fluctuations in advertising expenditures generally, or with respect to Internet- based advertising specifically, could therefore have a material adverse effect on our business, financial condition or operating results. We may also experience fluctuations during the calendar year in connection with our lead-based shopping services, which may reflect trends in the retail industry.

Item 2. Properties

We are headquartered in San Francisco, California, where we occupy approximately 301,000 square feet of office space. In addition to our San Francisco offices, we have several offices throughout the United States, including Cambridge, Massachusetts, Louisville, Kentucky and New York City. We also have offices in Europe, Asia and Australia.

In May 2000, we entered into a lease in San Francisco for a building of approximately 283,000 square feet, and commenced occupancy in the fourth quarter of 2001. This building houses a majority of our San Francisco employees and will accommodate growth. During the third and fourth quarters of 2001, we completed an evaluation of our real estate requirements taking into account the workforce reductions that had occurred, the completion of our new facility in San Francisco, and redundant facilities elsewhere within the U.S. and internationally. This evaluation resulted in the consolidation or abandonment of several leased facilities. Due to the decline in the commercial real estate markets in these locations, it is expected that these leased facilities will be vacant for several quarters, and once they are subleased, it will be at rates below current contractual requirements. We recorded a charge of $21.3 million related to the abandonment, based on the difference between the expected cash outflows and the expected cash inflows related to these vacated properties.

Item 3. Legal Proceedings

In August 1999, Simon Property Group (SPG) filed a trademark infringement suit against mySimon, Inc. (mySimon), a subsidiary of CNET acquired on February 28, 2000, in federal district court in Indianapolis. SPG alleged that the mySimon trademark infringed SPG's "Simon" trademark. On August 31, 2000, following a trial on the subject, the jury found in favor of SPG and awarded damages against mySimon in the amount of $11.5 million in compensatory damages, $5.3 million for corrective advertising, and $10.0 million in punitive damages. On September 25, 2000, the court entered an order establishing an escrow for royalties pending final resolution of the litigation where mySimon pays into escrow 2% of its gross cash receipts each month.

On January 24, 2001, the judge eliminated the $11.5 million compensatory damages award, reduced the $10.0 million punitive damages award to the statutory minimum of $50,000, and offered SPG the opportunity to accept ten dollars (a remittitur) for damages attributable to corrective advertising in exchange for immediate entry of judgment for the entire case in lieu of a re-trial on the subject of corrective advertising. On February 14, 2001, SPG filed its election to seek a re-trial on the issue of corrective advertising in lieu of the ten-dollar remittitur. The re-trial originally scheduled to begin on October 29, 2001 and rescheduled to January 9, 2002, has now been taken off calendar pending a ruling from the court on whether the re-trial should be dismissed. Under Indiana law, the amount of punitive damages is capped at the greater of three times compensatory damages or $50,000. Accordingly, it is not possible to determine the amount of punitive damages, if any, that may be payable until the issue of damages for corrective advertising has been resolved. It is not possible to predict the amount of damages attributable to corrective advertising that could be awarded in a re-trial, however such amounts, if settled adversely to us, could be material to our results of operations and financial condition. Accordingly, no provision for ultimate settlement of these issues has been included in the accompanying condensed consolidated financial statements.

The judge's January 24, 2001 order also provided that if the jury's verdict of trademark infringement is upheld on appeal, mySimon will be required to change its name and domain name. The judge's January 24, 2001 order states that when final judgment is entered he will stay the name change pending the completion of the appeal process. If the jury's verdict of infringement is upheld on appeal, mySimon will have 60 days to change its name after the appellate court rules and will be entitled to redirect traffic from www.mysimon.com to its new website for one year following the name change. mySimon plans to appeal the finding of trademark infringement once judgment is entered in the lower court. In 2001, SPG appealed the judge's order to the 7th Circuit, requesting that mySimon change its name and domain name immediately, and that mySimon be limited to thirty days to redirect users to a new website. The 7th Circuit dismissed SPG's appeal on March 13, 2002.

On December 7, 2001, mySimon filed a motion for a new trial based on newly discovered evidence it believes SPG should have produced prior to the August 2000 trial. Discovery surrounding the new evidence is ongoing.

On October 17, 2000, we acquired Ziff-Davis, Inc. (Ziff-Davis), which was a defendant in the following cases:

Following a decline in the price per share of Ziff-Davis common stock leading up to October 1998, eight securities class action suits were filed against Ziff-Davis and certain of its directors and officers in the United States District Court for the Southern District of New York. The complaints alleged that the registration statement relating to the ZDNet tracing stock IPO on April 28, 1998 contained false and misleading statements and failed to disclose facts that could have indicated an impending decline in Ziff-Davis' revenue. The complaints sought on behalf of a class of purchasers of Ziff-Davis common stock from the date of the IPO through October 8, 1998, unspecified damages, interest, fees and costs, rescission and injunctive relief such as the imposition of a constructive trust upon the proceeds of the IPO. The parties have agreed to settle the case, and the court entered a preliminary settlement order on December 4, 2001. A hearing to consider final approval of the settlement was held on March 13, 2002. We estimate at this time that we will incur no liability due to our insurance coverage. Accordingly, no provision for such matters has been included in the consolidated financial statements.

Two shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York on August 16, 2001 and September 26, 2001, against Ziff- Davis, Eric Hippeau and Timothy O'Brien, and investment banks that were the underwriters of the public offering of ZDNet series of Ziff-Davis stock (the ZDNet Offering). One of the complaints also names CNET as a defendant, as successor in liability to Ziff-Davis. The complaints are similar and allege violations of the Securities Act of 1933, and one of the complaints also alleges violations of the Securities Exchange Act of 1934. The complaints allege the receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the ZDNet Offering and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for the ZDNet Offering was false and misleading in violation of the securities laws because it did not disclose the arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with over 300 nearly identical actions filed against other companies. No date has been set for any responses to the complaints. We believe we are entitled to indemnification from the underwriters, however we have not received confirmation of coverage to date.

There are no other legal proceedings to which we are a party, other than ordinary routine litigation incidental to our business that is not expected to be material to our business or financial condition.

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

Quarter	High	Low
Year ended December 31, 2000:
First quarter	$75.00	$45.25
Second quarter	$51.56	$22.50
Third quarter	$34.88	$21.25
Fourth quarter	$34.00	$12.75
Year ended December 31, 2001:
First quarter	$18.75	$7.84
Second quarter	$13.84	$8.94
Third quarter	$12.21	$3.79
Fourth quarter	$9.60	$3.20

We have never declared or paid a cash dividend on our common stock. We intend to retain any earnings to cover operating losses and working capital fluctuations and to fund capital expenditures and expansion. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

At March 15, 2002, the closing price for our common stock as reported by Nasdaq, was $6.40, and the approximate number of holders of record of our common stock was 920.

On July 1, 2001, we issued 773,341 shares of stock together with $10.8 million in cash in exchange for all of the outstanding stock of TechRepublic, Inc. in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933. No underwriters were involved in the transaction.

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

(000s, except share and per share data)

                                                           Fiscal Year Ended
                                       ------------------------------------------------------------------------
                                           2001           2000           1999           1998           1997
                                       ------------   ------------   ------------   ------------   ------------
Consolidated Statement of
 Operations Data:
Total revenues(a)................... $     285,805  $     264,019  $     112,345  $      57,477  $      33,640
Gross profit (deficit)..............       107,720        177,319         64,740         26,834         (4,203)
Total operating expenses(b).........     1,974,845        494,177        125,878         23,877         29,935
Operating income (loss).............    (1,867,125)      (316,858)       (61,138)         2,957        (34,138)
Total non-operating income (expense)      (180,760)      (276,721)       735,361             66          9,410
Net income (loss)(e)................    (1,989,488)      (483,980)       416,908          3,023        (24,728)
Basic net income (loss)
  per share......................... $      (14.52) $       (5.18) $        5.80  $        0.05  $       (0.44)
Diluted net income (loss)
  per share......................... $      (14.52) $       (5.18) $        5.05  $        0.04  $       (0.44)
Shares used in basic per
  share calculation.................   137,062,987     93,460,649     71,820,082     65,782,586     55,818,610
Shares used in diluted
  per share calculation.............   137,062,987     93,460,649     83,373,019     71,623,402     55,818,610

Consolidated Balance Sheet Data:

Cash and cash equivalents........... $      93,439  $     148,797  $      53,063  $      51,537  $      22,554
Total marketable debt securities.......    123,537        134,687        175,787             --             --
Working capital.....................       138,541        280,042        603,709         59,657         19,431
Total assets........................       814,780      2,862,361      1,230,311         88,357         58,262
Total debt(d)(e)....................       176,534        186,025        184,864          1,682          3,971
Stockholders' equity................       543,499      2,552,773        705,838         76,473         40,643

(a) On July 1, 2001, we acquired TechRepublic. On October 17, 2000, we acquired ZDNet. On February 29, 2000, we completed the acquisition of mySimon. Also see Footnote (3) of our consolidated financial statements included in Item 8. No financial data or operating information related to these acquired companies is included in the Selected Consolidated Financial Data prior to the dates of acquisition.

(b) Operating expenses include amortization of goodwill and intangible assets of $678.6 million, $340.4 million and $15.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. During the third quarter of 2001, a charge of $1.1 billion was taken to adjust the carrying value of our goodwill to fair value. Also included in operating expenses in 2001, was a charge of $21.3 million related to the consolidation or abandonment of several leased facilities, as well as $21.7 million in other costs incurred to integrate the operations of ZDNet into our operations. In 1998, operating expenses included an unusual item consisting of an expense reversal of $0.9 million relating to a real estate reserve. In 1997, operating expenses totaling $9.0 million included unusual items related to warrant compensation expense of $7.0 million, a real estate reserve and a write-off of certain domain names.

(c) During 2001 and 2000, we incurred impairment losses of $26.9 million and $393.4 million, respectively, on marketable equity securities and $148.4 million and $5.7 million on privately held investments, respectively, for which other-than-temporary declines in value were deemed to have occurred.

(d) On March 8, 1999, we completed a private placement of 5% Convertible Subordinated Notes with gross proceeds of $172.9 million. On May 9, 1999, we sold our effective 40% ownership interest in Snap.com. to NBCi. The transaction resulted in a gain of $541.2 million in 1999. Also, during 1999, we sold a portion of our holdings of Vignette Corporation for a gain of approximately $172.3 million.

(e) On August 31, 2001, NBC acquired any NBC Internet, Inc. (NBCi) shares it did not already own. Upon the purchase of the NBCi shares owned by us, the maturity date for our NBCi Trust Automatic Common Exchange Securities (TRACES) obligation accelerated. In conjunction with this accelerated repayment, CNET recorded an extraordinary loss of $10.6 million ($6.3 million, net of tax benefit of $4.3 million) consisting of $9.0 million of early interest payment, which was not refundable, and a write-off of $1.6 of capitalized debt issue costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

CNET Networks, Inc., the global source of technology and commerce-related services, primarily for the technology industry, produces a branded, global Internet network, print publications, a technology product database and radio programming for both businesses and individuals. Using unbiased content as our platform, we have built marketplaces for technology and consumer products, and, through our CNET Channel division, we are the primary provider of information powering the computer and electronics sales and distribution channels.

We earn revenues from:

  sales of interactive messaging, banner and sponsorship advertisements on our online network fees based on the number of our internet network users who click on an advertisement or text link to visit the websites of our merchant partners, which we refer to as "leads"
  advertising sales and licensing fees from our print publications and radio programming revenues from licensing our CNET Channel product database
  subscriptions to our ChannelOnline product procurement service

Cost of revenues includes costs associated with the production and delivery of our Internet channels, print publications, creation of our product database and related technology, and our radio programming. The principal elements of cost of revenues for our operations are payroll and related expenses for the editorial, production and technology staff, and costs for facilities and equipment.

Sales and marketing expenses consist primarily of payroll and related expenses, consulting fees and advertising expenses. General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses.

The acquisitions of mySimon, Inc. (mySimon) in February 2000 and ZDNet, Inc. (ZDNet) in October 2000 significantly expanded our network and contributed significantly to revenues, cost of revenues and operating expenses from their acquisition dates in 2000. The acquisition of TechRepublic, Inc. (TechRepublic) in July 2001 also served to expand our network and contributed to revenues, cost of revenues and operating expenses beginning with the third quarter of 2001. These acquisitions were accounted for using the purchase method of accounting, and the financial results of their operations are included in our financial statements beginning on the dates of their respective acquisition.

During the fourth quarter of 2000, we completed our acquisition of ZDNet. Subsequent to the acquisition, we incurred costs related to integrating the operations of ZDNet with our operations through the integration of duplicative businesses. Throughout 2001 as part of the integration process, we evaluated our staffing requirements related to a more challenging business environment and focused on increasing efficiencies in our operations. We initiated reductions in our global workforce during 2001 resulting in the elimination of approximately 30% of our workforce. We also incurred additional expenses as we continued to lower our cost structure through the discontinuance of several non-profitable or non-growth areas of our Internet and broadcasting operations and the abandonment of certain leases. We have referred to these costs as "integration costs". These integration costs amounted to $43.0 million in 2001 and are included in cost of revenues, sales and marketing, and general and administrative expense, as more fully described below.

Additionally, we have invested in the creation of a standardized, global technology platform to deliver content and advertising, enable commerce and create universal data collection and registration systems aimed at long term cost reduction. This investment is expected to simplify our operations, build a scalable infrastructure, and create long term cost savings. We believe our integration efforts and creation of a standardized, global technology platform will result in costs savings that will better position us for a quicker return to profitability.

Our revenues, cost of revenues and operating expenses have grown substantially over the past three years. We incurred a net loss of $2.0 billion and $484.0 million in 2001 and 2000, respectively, and earned net income of $416.9 million in 1999. The net loss in 2001 was generated primarily from the impairment of goodwill of $1.1 billion, the amortization of goodwill and intangible assets of $678.6 million and the realized loss on the impairment of our privately and publicly held investments of $175.3 million. The net loss in 2000 was generated primarily from realized losses on the sale and write-down of investments of $399.1 million and amortization of goodwill and intangibles of $340.4 million. Net income in 1999 was generated primarily from gains on investment sales of $734.1 million, offset by an income tax provision of $257.3 million and an operating loss of $61.1 million. The operating loss for 1999 included expenses related to our marketing campaign of approximately $65.0 million to promote the CNET brand and goodwill amortization of $15.0 million.

Results of Operations

2001 vs. 2000

Revenues

Revenues were $285.8 million and $264.0 million for 2001 and 2000, respectively. The increase in revenues of $21.8 million from 2000 to 2001 was primarily attributable our acquisition of ZDNet on October 17, 2000. We recorded the financial results related to ZDNet beginning on the date of acquisition, thereby recording twelve months of revenues related to ZDNet in 2001 as compared to 2&half: months in 2000. Despite the addition of ZDNet, our revenues were negatively impacted by the general downturn in the economy experienced during 2001. While revenues were impacted by the general downturn in the economy, particularly related to technology advertising, our user base increased both within our online and publishing operations.

Online Revenues

Online revenues were $241.2 million and $254.6 million for 2001 and 2000, respectively. Online revenues accounted for 84% and 96% of total revenues for 2001 and 2000, respectively. Online revenues for 2001 include ZDNet for the entire year in 2001 as compared to 2000, in which less than one quarter of ZDNet revenues are included. Our revenues were negatively impacted by the general downturn in the economy experienced during 2001 and with technology advertisers in particular. Average daily pages delivered in 2001 approximated 38.1 million, an increase of 76% over 21.7 million average daily pages in 2000. Although page views increased over prior year, revenues did not increase proportionately due to decreases in advertising by technology marketers and the fact that we currently derive very little revenue from our users. During 2001, we averaged approximately 320,000 leads per day from our shopping services, an increase of 26% over 253,000 leads per day in 2000.

Publishing Revenues

Publishing revenues were $44.6 million in 2001 compared to $9.4 million in 2000. Publishing revenues accounted for 16% and 4% of total revenues for 2001 and 2000, respectively. The increase in publishing revenues of $35.2 million over prior year was primarily due to the inclusion of a full year of ZDNet print publications revenues for 2001 as compared to 2&half: months in 2000, as well as commencement of publishing operations in China during 2001.

A portion of our revenues were received in the form of securities of our customers. Revenues in the form of securities from our customers amounted to approximately $4.7 million and $19.6 million during 2001 and 2000, respectively. During the fourth quarter of 2001, we did not receive any revenue in the form of securities from our customers. Also during 2001 and 2000, approximately $18.4 million and $16.7 million, respectively, of our revenues were derived from barter transactions whereby we delivered advertisements on our Internet network in exchange for services of other companies, primarily advertisements on their Internet sites. These revenues and marketing expenses were recognized at the fair value of the advertisements received and delivered, and the corresponding revenues and marketing expenses were recognized when the advertisements were delivered. We expect that revenues derived from barter transactions in 2002 will be significantly less than those recorded in 2001.

Cost of Revenues

Cost of revenues was $178.1 million and $86.7 million or 62% and 33% of revenues for 2001 and 2000, respectively. The increase in cost of revenues of $91.4 million from 2000 to 2001 was primarily attributable to the acquisitions of ZDNet, mySimon and TechRepublic, representing increases in personnel and personnel related costs for the production and delivery of our Internet services and our print publications. Approximately $8.7 million of integration costs were included in cost of revenues for the year ended December 31, 2001. We anticipate we will not incur significant integration costs related to cost of revenues in 2002.

Sales and Marketing

Sales and marketing expenses were $129.5 million and $107.3 million for 2001 and 2000, respectively. Sales and marketing expenses represented 45% and 41% of total revenues in 2001 and 2000, respectively. The increase in sales and marketing expenses of $22.2 million from 2000 to 2001 related primarily to increases in personnel and related expenses, including ZDNet, mySimon and TechRepublic costs from the dates of their acquisition. Approximately $2.0 million of integration costs were included in sales and marketing for the year ended December 30, 2001. We anticipate we will not incur significant integration costs related to sales and marketing in 2002.

General and Administrative

General and administrative expenses were $67.3 million and $31.0 million for 2001 and 2000, respectively. General and administrative costs represented 24% and 12% of total revenues for 2001 and 2000, respectively. The increase in general and administrative expenses of $36.3 million related primarily to approximately $32.3 million of integration costs for the year ended December 31, 2001. Approximately $21.3 million of these integration costs resulted from a lease abandonment charge, and the remainder primarily related to the integration of ZDNet and our reduction in workforce. We anticipate we will incur additional integration expenses related to general and administrative expenses in 2002.

Depreciation

Total depreciation expense was $24.4 million and $15.4 million for 2001 and 2000, respectively. The increase in depreciation expenses of $9.0 from 2000 to 2001 related primarily to capital additions of $48.3 million and an increase in fixed assets due to acquisition.

Amortization of Goodwill and Intangibles

Amortization of goodwill and intangibles relates to the goodwill and intangibles we record for companies we have acquired for which we use the purchase method of accounting. Goodwill and intangibles amortization expenses were $678.6 million and $340.4 million for 2001 and 2000, respectively. The increase in 2001 over 2000 was primarily due to the full year impact of the amortization of goodwill associated with the ZDNet acquisition, which occurred in October 2000.

Goodwill Impairment

Due to the significant decline in our stock price once trading reopened after the events of September 11th, the overall continued decline in market values of businesses in the media industry, and the continued further decline in the overall markets, we believed that there was an indication that the carrying value of our goodwill might not be recoverable. At the end of the third quarter of 2001, we evaluated whether an impairment had occurred by comparing the carrying value of these assets to undiscounted (and without interest charges) future cash flows. This recoverability analysis indicated that there had been an impairment to our enterprise-wide goodwill. Therefore, a charge of $1.1 billion was taken during the third quarter of 2001 to adjust the carrying value of these assets to their fair value.

Realized Gain and Loss on Sale of Investments

We realized gains on sales of investments of $9.5 million and $134.9 million for 2001 and 2000, respectively. We realized losses on sale of investments of $8.6 million and $13.6 million in 2001 and 2000, respectively. The decrease in gains on sales of investments was primarily due to significant decrease in share prices of our public investments and the public markets as a whole.

Realized Loss on Impairment of Investments

We realized losses on impairment of investments of $175.3 million and $399.1 million in 2001 and 2000, respectively. In 2001, the realized losses related primarily to a general decrease in carrying value of our private investments. In 2000, the realized losses on sales and impairment of investments related primarily to realizing losses related to the impairment of several of our investments, the majority of which related to our holdings of NBC Internet, Inc. (NBCi).

Interest Income

Interest income is derived from our cash and cash equivalents and investments in marketable debt securities. Interest income was $11.9 million and $20.4 million for 2001 and 2000, respectively. Interest income decreased due to lower balances of marketable debt securities held in 2001 as compared to 2000, as well as to lower interest rates.

Interest Expense

Interest expense is primarily incurred on our 5% Convertible Subordinated Notes. Interest expense was $15.6 million and $18.0 million for 2001 and 2000, respectively. The decrease related to the early repayment of our TRACES obligations.

Income Taxes

In 2001 and 2000, our loss before income taxes was $2.0 billion and $593.6 million, respectively, against which we recorded a benefit for income taxes of $64.7 million and $109.6 million, respectively.

Effective tax rates for the years ended December 31, 2001 and 2000 were 3.16% and 18.46%, respectively. The income tax benefit recorded in 2001 and 2000 was lower than the statutory rates due to $1.8 billion and $340.4 million, respectively, of impairment of goodwill and nondeductible amortization of goodwill and other intangible assets, for which no tax benefit was recognized. The effective rate for 2001 was also reduced from the 2000 effective rate due to the increase in the valuation allowance. This increase is primarily related to losses on privately held investments for which there is sufficient uncertainty as to whether we will receive a tax benefit in the future.

At December 31, 2001, we had net operating losses of $194.8 million, which will begin to expire in 2011. Approximately $116.0 million was related to federal net operating losses from the ZDNet acquisition, which took place in 2000, and are subject to limitations on their utilization due to the change in ownership. Additional federal net operating losses of $52.1 million were generated in 2001 primarily related to losses on investments. The federal net operating losses generated in 2001 will be used to offset prior years' taxable income. Also included in the $194.8 million of net operating losses are cumulative foreign net operating losses of $26.7 million.

Extraordinary Loss

In conjunction with the accelerated repayment of our TRACES obligations in the third quarter of 2001, we recorded an extraordinary loss of $10.6 million ($6.3 million, net of tax benefit of $4.3 million) consisting of $9.0 million of early interest payment and a write-off of $1.6 million of capitalized debt issue costs.

Net Loss

We recorded a net loss of $2.0 billion or $14.52 per share and $484.0 million or $5.18 per share for 2001 and 2000, respectively. Our net loss increased from 2000 to 2001 by $1.5 billion. This increase was primarily due to a charge related to goodwill impairment of $1.1 billion, an increase in goodwill amortization of $338.2 million, as well as increased costs due to integration of our business of approximately $43.0 million.

2000 vs. 1999

Revenues

Revenues were $264.0 million and $112.3 million for 2000 and 1999, respectively. The increase in revenues of $151.7 million from 1999 to 2000 was primarily attributable to revenues related to an increase in impression and lead-based advertising programs sold on our network and the October 2000 acquisition of ZDNet. This increase in advertising programs sold was due to increased demand from advertisers and increased availability of advertising programs.

Online Revenues

Revenues were $254.6 million as compared to $112.3 million. Online revenues accounted for 96% of total revenues for 2000, and for 100% of revenue in 1999 as we did not acquire print publication operations until 2000. The increase in revenues of $142.3 million was primarily due to the availability of additional advertising programs due to an increase in the number of pages delivered to users of our network and increased leads sent to advertisers on our network. Average daily pages delivered in 2000 approximated 21.7 million, an increase of 90% over 11.4 million average daily pages in 1999. During 2000 we averaged approximately 253,000 leads per day from our shopping services, an increase of 81% over 140,000 leads per day in 1999.

Publishing Revenues

With the acquisition of ZDNet in October 2000, we acquired a print publication for which we began to realize revenues in 2000. Publishing revenues were $9.4 million, or 4% of total revenues, for 2000.

A portion of our revenues was received in the form of securities of our customers. Revenues in the form of securities from our customers amounted to approximately $19.6 million and $6.0 million during 2000 and 1999 respectively. In addition, during 2000 and 1999, approximately $16.7 million and $5.9 million, respectively, of our revenues were derived from barter transactions whereby we delivered advertisements on our Internet channels in exchange for advertisements on the Internet sites of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements received and delivered, and the corresponding revenues and marketing expenses were recognized when the advertisements were delivered.

Cost of Revenues

Cost of revenues were $86.7 million and $47.6 million or 33% and 42% of revenues for 2000 and 1999, respectively. The increase in cost of revenues of $39.1 million from 1999 to 2000 was primarily attributable to increased content on our Internet sites and increased number of average daily pages delivered from our Internet sites, including the addition of mySimon in March 2000 and ZDNet in October 2000. The cost increases related to producing additional content, including mySimon and ZDNet were primarily related to personnel and related expenses.

Sales and Marketing

Sales and marketing expenses were $107.3 million and $94.7 million for 2000 and 1999, respectively. Sales and marketing expenses represented 41% and 84% of total revenues in 2000 and 1999, respectively.

The increase in sales and marketing expenses of $12.6 million from 1999 to 2000 related primarily to increases in personnel and related expenses, including ZDNet and mySimon costs from the dates of their acquisition. Total advertising expenses in 2000 were approximately $9.0 million lower than in 1999. The focus on advertising in 2000 shifted to online programs that were specific to driving traffic to our network as compared to our CNET brand building campaign in 1999.

General and Administrative

General and administrative expenses were $31.0 million and $8.2 million for 2000 and 1999, respectively. General and administrative costs represented 12% and 7% of total revenues in 2000 and 1999, respectively. The increase in general and administration expenses of $22.8 million from 1999 to 2000 primarily related to costs related to facilitating our growth, such as increased personnel and personnel related costs related to the growth of our management team and costs related to acquisitions made during the year.

Depreciation

Total depreciation expense was $15.4 million and $8.0 million for 2000 and 1999, respectively. The increase in depreciation expenses of $7.4 million from 1999 to 2000, related primarily to depreciation on capital expenditures of $49.7 million and additional equipment acquired under the ZDNet acquisition.

Amortization of Goodwill and Intangibles

Goodwill amortization expenses were $340.4 million and $15.0 million for 2000 and 1999, respectively. During 2000 we acquired six companies for which we used the purchase method of accounting. These acquisitions included mySimon and ZDNet. Goodwill attributed to these acquisitions totaled $2.2 billion, $668.4 million of which was related to the mySimon acquisition in March 2000 and $1.5 billion was related to the ZDNet acquisition in October 2000. During 1999 we acquired six companies for which we used the purchase method of accounting. Goodwill attributed to these acquisitions totaled $105.8 million. We amortized goodwill related to these acquisitions over the estimated realizable life of three years.

Realized Gain on Sale of Investments

The gains on investment sales of $734.1 million for 1999 included a gain of approximately $541.2 million related to the contribution of our interest in Snap to NBCi. We recorded this gain based on the closing price of our NBCi stock on its first day of trading after the completion of the merger of Snap, Xoom and NBCi. Our investment in NBCi was recorded as an investment in marketable equity securities on our balance sheet and fluctuations in the value of this investment were recorded net of deferred taxes as other comprehensive income in the stockholders' equity section of our balance sheet. During 1999, we also sold a portion of our holdings of Vignette Corporation for a gain of approximately $172.3 million.

Realized Loss on Sale of Investments

We realized losses on sale and impairment of investments of $399.1 million in 2000. The realized losses on sales and impairment of investments related primarily to our holdings of NBCi.

Interest Income

Interest income is derived from our cash and cash equivalents and investments in marketable debt securities. Interest income was $20.4 million and $9.5 million for 2000, and 1999, respectively.

Interest Expense

Interest expense is primarily incurred on our 5% Convertible Subordinate Notes and our TRACES obligations. Interest expense was $18.0 million and $8.2 million for 2000 and 1999, respectively. The increase in interest expense in 2000 was due to the issuance of our TRACES obligations in February 2000.

Income Taxes

In 2000, our loss before income taxes was $593.6 million against which we recorded a benefit for income taxes of $109.6 million. We had income before income taxes of $674.2 million in 1999. In 1999, we recorded a tax provision of $ 257.3 million.

Effective tax rates for the years ended December 31, 2000 and 1999 were 18.46% and 38.23%, respectively. The income tax benefit recorded in 2000 was lower than the statutory rates primarily due to $340.4 million of nondeductible amortization of goodwill and other intangible assets, for which no tax benefit was recognized.

Net Income (Loss)

We recorded a net loss of $484.0 million or $5.18 per share for 2000. We recorded net income of $416.9 million or $5.05 per diluted share for 1999. Net income decreased from $416.9 million in 1999 to a net loss of $484.0 million in 2000, a change of $900.9 million. This change related primarily to an increase in goodwill amortization of $325.4 million and a change related to gains and losses on the sale of investments of approximately $1.0 billion. We recorded gains on the sale of investments of $734.1 million in 1999 and a net loss on the sale and impairment of investments of $277.8 million in 2000. These changes were partially offset by a $366.9 million reduction in our income tax provision.

Liquidity and Capital Resources

As of December 31, 2001, we had cash and cash equivalents of $93.4 million compared to $148.8 million on December 31, 2000, excluding restricted cash of $16.3 million and $20.5 million at December 31, 2001 and 2000, respectively. In addition on December 31, 2001, we had investments in short term and long term marketable debt securities of $123.5 million, compared to $134.7 million on December 31, 2000 and investments in marketable equity securities of $189,000 on December 31, 2001 compared to $59.9 million on December 31, 2000.

Net cash used in operating activities of $27.8 million in 2001 was primarily due to our net loss offset by charges for goodwill impairment, depreciation and amortization, and losses on sale or impairment of marketable securities and privately held investments. Net cash used in operating activities of $95.7 million in 2000 was primarily due to our net loss of $484.0 million, offset by depreciation and amortization of $371.1 million and losses on the sale or impairment of marketable securities and private investments. Net cash used in operating activities of $39.5 million in 1999 was primarily due to our operating loss of $61.1 million and changes in operating assets and liabilities (excluding deferred tax liabilities) of $17.9 million.

Net cash used in investing activities in 2001 was $37.0 million and included capital expenditures of approximately $48.3 million. In addition, we used approximately $20.8 million for acquisitions and investments in privately held companies and had proceeds of $29.1 million from the sale of marketable equity securities. Net cash provided by investing activities in 2000 of $117.4 million was due to proceeds from sales of marketable debt and equity securities of $408.0 million and cash provided from acquisitions of $26.9 million less purchases of marketable debt and equity securities, of $191.3 million, investments in privately held companies of $76.5 million, and purchases of equipment and programming assets of $49.7 million. Net cash used in investing activities in 1999 of $133.5 million was due to purchases of marketable debt and equity securities less proceeds from sales of marketable debt and equity securities of $19.3 million, investments in privately held companies of $39.4 million, cash paid for acquisitions of $43.7 million and purchases of equipment and programming assets of $31.0 million.

Cash flows provided by financing activities in 2001 of $9.5 million were primarily related to the exercise of options. Cash flows provided by financing activities in 2000 of $74.0 million were primarily related to net proceeds from the issuance of derivative instruments which related to the NBCi TRACES offering in February 2000, proceeds from the exercise of options and warrants and the purchase of treasury stock. Cash flows provided by financing activities of $174.6 million in 1999 were primarily attributable to the proceeds from the issuance of convertible debt and the issuance of common stock through the exercise of options and warrants.

We expect capital expenditures for fiscal 2002 to be between $15.0 million and $20.0 million.

As of December 31, 2001, we had obligations outstanding under notes payable totaling $176.5 million. Notes payable included $172.9 million of 5% convertible subordinated notes, due 2006. Such obligations were incurred to obtain proceeds for general corporate purchases, to finance acquisitions and marketing expenditures. In addition at December 31, 2001, we had capital lease obligations outstanding of $0.5 million related to the purchase of equipment.

The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

     (000s)                                             LESS THAN                  AFTER
      December 31, 2001                     TOTAL        1 YEAR     1 - 3 YEARS   3 YEARS
                                         ------------  -----------  ------------ ---------
      Long-term debt................... $      176.5  $       0.1  $        0.2 $   176.2
      Non-cancellable operating
       lease obligations.................      290.4         26.9          71.3     192.2
      Capital lease obligations........          0.5          0.3           0.2        --
                                         ------------  -----------  ------------ ---------
                                        $      467.4  $      27.3  $       71.7 $   368.4
                                         ============  ===========  ============ =========

The liability for abandoned leases at December 31, 2001 of $14.7 million over the next four years for future cash expenditures related to abandoned facilities is included in the above table under the caption Non-cancelable operating lease obligations. The operating lease obligations presented above have not been reduced for the difference between the expected cash outflows from our lease obligations and the expected cash inflows from sublease income related to these vacated properties.

We believe that existing funds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. We do not anticipate the need for additional funding in the foreseeable future. However, any acquisitions completed in the future that would require cash funding may affect our liquidity and funding needs. Although we have not presently identified alternate or additional sources of long-term capital, if our cash needs were to change, or if we are unable to generate sufficient cash flow for operations by 2006 when our 5% convertible subordinated notes are due, we will need to raise additional capital through debt or equity offerings in the public or private markets. Our ability to raise such additional capital will depend on market conditions at that time.

The following items are contingencies, which may affect our liquidity in future periods.

In conjunction with the ZDNet acquisition, we assumed a guarantee of the obligations of Ziff Davis Media Inc. under a New York City office lease for a total of 399,773 square feet. In connection with that guarantee, we also have a letter of credit for $15.0 million outstanding as a security deposit. The letter of credit is secured by cash and is recorded as restricted cash in our balance sheet. This lease expires in 2019. The average cost per square foot is approximately thirty dollars over the remaining term of the lease. Through a sublease from Ziff Davis Media Inc., we currently occupy 49,140 square feet of the office space covered under this lease. Ziff-Davis Media Inc. currently occupies 206,176 square feet of this space. There are two additional sublessees, The Bank of New York and Softbank, who collectively occupy a total of 144,457 square feet. As of December 31, 2001, the total minimum lease payments remaining until the end of the lease term were $196.5 million, excluding the amounts attributable to our sublease. If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, we would be required to make additional lease payments under the guarantee.

In August 1999, the Simon Property Group (SPG) filed a trademark infringement suit against mySimon, Inc., a subsidiary of CNET acquired on February 28, 2000, in federal district court in Indianapolis. SPG alleged that the mySimon trademark infringed SPG's "Simon" trademark. On August 31, 2000, following a trial on the subject, the jury found in favor of SPG and awarded damages against mySimon in the amount of $11.5 million in compensatory damages, $5.3 million for corrective advertising, and $10.0 million in punitive damages. On September 25, 2000, the court entered an order establishing an escrow for royalties pending final resolution of the litigation where mySimon pays into escrow 2% of its gross cash receipts each month. On January 24, 2001, the judge eliminated the $11.5 million compensatory damages award, reduced the $10.0 million punitive damages award to the statutory minimum of $50,000, and offered SPG the opportunity to accept ten dollars (a remittitur) for damages attributable to corrective advertising in exchange for immediate entry of judgment for the entire case in lieu of a re-trial on the subject of corrective advertising.

On February 14, 2001, SPG filed its election to seek a retrial on the issue of corrective advertising in lieu of the ten-dollar remittur. Under Indiana law, the amount of punitive damages is capped at the greater of three times compensatory damages or $50,000. Accordingly, it is not possible to determine the amount of punitive damages, if any, that may be payable until the issue of damages for corrective advertising has been resolved. It is not possible to predict the amount of damages attributable to corrective advertising that could be awarded in a re-trial, however such amounts, if settled adversely to us, could be material to our results of operations and financial condition. On December 7, 2001, mySimon filed a motion for a new trial based on newly discovered evidence it believes SPG should have produced prior to the August 2000 trial. Discovery surrounding the new evidence is ongoing. (Also see Item 3 - "Legal Proceedings").

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to bad debts, investments, goodwill and intangible assets, lease abandonment, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We recognize revenues once the following criteria are met:

  Persuasive evidence of an arrangement exists
  Delivery of our obligation to our customer has occurred
  The price to be charged to the buyer is fixed or determinable
  Collectibility of the fees to be charged is reasonably assured

We have several revenue streams. For each revenue stream, evidence of the arrangement, delivery and pricing may be different. For all revenue streams, we determine that collectibility is reasonably assured through a standardized credit review to determine each customer's credit worthiness.

We recognize revenues from the sale of our interactive messaging and banner advertisements on our online network in the period in which the advertisements are delivered. The arrangements are evidenced either by insertion order or contract, which stipulate the types of advertising to be delivered and pricing. Our customers are billed based on a discounted list price with no amounts subject to refund. When recognizing revenues, the discounts granted are applied to each type of advertisement purchased based on the relative fair value of each element without regard to the discount.

We refer to the fees charged to merchants based on the number of users who click on an advertisement or text link to visit websites of our merchant partners as "leads". For leads, the arrangement is evidenced by a contract that stipulates the lead fee. The fee becomes fixed and determinable upon delivery of the lead. These revenues are recognized in the period in which the leads are delivered to the merchant, and are therefore not subject to refund.

Advertising revenues from our print publications are recognized in the month that the related publications are sent to subscribers or become available at newsstands. Revenues for subscriptions to these publications are recognized on a straight-line basis over the subscription period. Newsstand revenue from our print publications is recognized when the publications are delivered to the newsstand at which time a reserve is recorded against the value of the publications delivered based on the number of magazines that we expect to be returned. To ensure these reserves are adequate, we review the sell-through history of the publications on a monthly basis.

Customers of CNET Channel enter into contracts that allow access to the product database and product procurement services for a specified period of time. Upon execution of a contract and billing for the services, we record deferred revenue for the entire fee. This deferred revenue is recognized on a straight-line basis over the period of the arrangement. The amounts under the contract are not refundable after the customer has used the service.

On occasion, we enter into revenue arrangements that involve both customers and other unrelated third parties. We determine whether to recognize such revenues on a gross or net basis depending on whether we are the primary obligor, determine the pricing, bear the financial risk and other factors outlined in the Financial Accounting Standards Board Emerging Issues Task Force Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent".

We trade advertising on our Internet sites in exchange for advertisements on the Internet sites of other companies. These revenues are recognized in the period in which the advertisements are delivered based on the fair market value of the services delivered. We determine the fair market value of the service delivered based upon amounts charged for similar services in non-trade deals within the previous six-month period.

Collectibility of receivables

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our allowances on periodic assessment of our customer's liquidity and financial condition through credit rating agencies reports, financial statement reviews and historical collection trends. If the financial condition of our customers were to deteriorate and thereby result in an inability to make payments, additional allowances would be required.

Carrying value of investments

We identify and record impairment losses on investments when events and circumstances indicate that such decline in fair value is other-than-temporary. This review and evaluation process is performed on an ongoing basis for all marketable equity securities owned by us. Declines in value of marketable equity securities are determined to be other-than-temporary when the securities have consistently traded below carrying value for a nine-month period, and general market conditions or specific circumstances relating to a security indicate that the security will not recover its carrying value. Additionally, impairment is assessed routinely on privately held investments based, where possible, on the pricing of new rounds of financing for the individual company, cash resources, liquidity, and other subjective factors such as, our estimate of the strength of the underlying business and assets including technology and intangibles. If an other-than-temporary decline is believed to have occurred based on our assessment of these factors, the investment is further evaluated, and if found necessary, an impairment charge is recorded. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments, possibly requiring an impairment charge in the future.

Goodwill and intangibles impairment

We review our long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted (and without interest charges) future cash flows expected to be generated by the asset. If such assets (other than enterprise-wide goodwill) are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. If the cash flows expected to be generated by an asset were to change based on new events or changes in circumstances or if there was a decrease in the fair value of an asset to be disposed of, an impairment charge may need to be recorded.

Enterprise-wide goodwill is evaluated based on a comparison of our net book value to the estimated undiscounted (and without interest charges) future cash flows for us. Conditions that indicate that impairment of goodwill should be evaluated include a significant decrease in our market value or a current period cash flow loss combined with a history of cash flow losses. Future declines in our stock price or in market values of businesses in the media industry, as well as further declines in the overall markets could indicate that the current carrying amounts of these assets may not be recoverable. This could result in additional impairment charges in the future.

Lease abandonment

During the third and fourth quarters of 2001, we completed an evaluation of our real estate requirements taking into account the workforce reductions that had occurred, the completion of our new facility in San Francisco, and redundant facilities elsewhere within the U.S and internationally. This evaluation resulted in the consolidation or abandonment of several leased facilities. Due to the decline in the commercial real estate markets in these locations, it is expected that these leased facilities will be vacant for several quarters, and once they are subleased, it will be at rates below current contractual requirements. We recorded a charge related to the abandonment, based on the difference between the expected cash outflows and the expected cash inflows related to these vacated properties. If there is a further decline in the commercial real estate markets, if it takes longer to sublet the facilities than expected or if these facilities when sublet are subleased at rates lower than our current estimates, the amounts we will ultimately realize could be materially different from the amounts assumed in arriving at our estimate of the costs of the lease abandonment.

Deferred Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized based on our estimate of future taxable income and prudent and feasible tax planning strategies. If events were to occur in the future, which are currently not contemplated in our current estimates, that would allow us to realize more of our deferred tax assets than the presently recorded net amount, an adjustment to the deferred tax asset would increase income when those events occurred. Conversely, if we were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would result in a charge to income in the period in which such determination was made.

Contingencies

We evaluate whether a liability must be recorded for contingencies based on whether a liability is probable and estimable. Our most significant contingencies are related to our ongoing mySimon litigation (as described in Item 3 - "Legal Proceedings") and our lease guarantee for office space in New York City (as described in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations", Liquidity and Capital Resources). If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, we would be required to make additional lease payments under the guarantee. In regards to the ongoing mySimon litigation, it is not possible to predict the amount of damages attributable to corrective advertising that could be awarded in a re-trial; however such amounts, if settled adversely to us, could be material to our results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to September 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. We will adopt SFAS Nos. 141 and 142 effective January 1, 2002. We do not expect the implementation of SFAS No. 141 to have a material impact on our consolidated financial position, liquidity or results of operations. As a result of our adoption of SFAS No. 142, we will no longer amortize our existing goodwill. At December 31, 2001, goodwill approximated $2.3 billion and accumulated amortization approximated $2.0 billion. Goodwill amortization approximated $626.6 million for the year ended December 31, 2001. After the adoption of SFAS No. 142, we will no longer amortize our existing goodwill. In addition, as part of the transition provisions, we will be required to review for impairment all previously recognized intangible assets that have been determined to have indefinite useful lives. We are required to complete the transition impairment tests in the first interim period after implementation. Any impairment resulting from these transition tests will be recorded as of January 1, 2002 and will be recognized as the cumulative effect of a change in accounting principle. We will not be able to determine if an impairment will be required until completion of such impairment tests.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs a legal obligation. We will adopt SFAS 143 effective January 1, 2003. The effect of adopting this Statement is not expected to have a material effect on our financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment of Long-Lived Assets" which establishes an accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events". SFAS 144 eliminates goodwill from its scope, therefore it does not require, as SFAS 121 does, goodwill to be allocated to the long-lived assets. The statement is effective for fiscal years beginning after December 15, 2001. The effect of adopting this Statement is not expected to have a material effect on our financial position or results of operations.

CAUTIONARY STATEMENT REGARDING FACTORS THAT MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND FUTURE RESULTS

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

These statements are only predictions. Any or all of our forward-looking statements in this report and in any of our other public statements may turn out to be wrong. They can be effected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, some of which are outlined below under "Risk Factors". Many factors mentioned in the discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual events or results may differ materially.

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

RISK FACTORS

CNET NETWORKS HAS A LIMITED OPERATING HISTORY AND A HISTORY OF OPERATING LOSSES, WHICH MAKES YOUR EVALUATION OF US DIFFICULT. WE CANNOT ASSURE YOU THAT WE WILL REPORT NET INCOME IN THE FUTURE.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in developing industries, particularly companies in the relatively new and rapidly evolving market for Internet products, content and services. These risks include:

  an evolving business model
  the evolving nature of the Internet
  the emerging nature of the markets in which we compete
  uncertain acceptance of new services
  competition
  management of growth

We cannot assure you that we will succeed in addressing these risks. If we fail to do so, our revenues and operating results could be materially reduced.

These risks and our limited operating history make accurate prediction of future operating results difficult or impossible. We cannot assure you that our revenues will increase or continue at their current level or that we will generate positive cash flow from operations in future periods.

We have incurred significant operating losses since inception. Although we have achieved operating profitability in some reporting periods, we have experienced operating losses in subsequent periods. For the year ended December 31, 2001, we recognized a net loss of $2.0 billion and an accumulated deficit of $2.1 billion. We may incur additional losses in the future. Any failure to significantly increase our revenues would materially adversely affect our business, operating results and financial condition.

WE MAY EXPERIENCE FLUCTUATIONS IN OPERATING RESULTS AND MAY NOT BE ABLE TO ADJUST SPENDING IN TIME TO COMPENSATE FOR ANY UNEXPECTED REVENUE SHORTFALL.

We may experience fluctuations in our revenues as a result of a variety of factors, many of which are outside our control. For example, we experienced a decrease in revenue in 2001 compared to expectations because many advertisers, especially technology advertisers, who had experienced a slowdown in sales during the same period, decreased their advertising spending. Similar slowdowns may occur in the future.

Other factors that may decrease revenue include:

  decreased demand for advertising
  the addition or loss of advertisers, and the size and timing of the advertising purchases of individual advertisers trends in Internet use and advertising, including traditional weighting of much advertising spending toward the fourth quarter competition
  our ability to manage effectively our development of new business segments and markets our ability to successfully manage the integration of operations and technology acquisitions and other business combinations our ability to upgrade and develop our systems and infrastructure technical difficulties, system downtime, Internet brownouts or denial of service or other similar attacks general economic conditions, as well as economic conditions specific to advertising, the Internet and Internet media disruption to our operations, employees, partners, customers and facilities caused by international or domestic terrorist attacks or armed conflict

Depending on the nature and timing of capital expenditures and other costs, including marketing costs, relating to our Internet operations, the expansion of our operations and the introduction of new sites and services, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

Due to all of the foregoing factors, any significant shortfall in revenues in relation to planned expenditures could materially reduce our operating results and materially and adversely affect our financial condition. If our operating results fall below our expectations or the expectations of securities analysts or investors, the trading price of our common stock would likely be materially and adversely affected.

COMPETITION IS INTENSE. OUR FAILURE TO COMPETE SUCCESSFULLY COULD ADVERSELY AFFECT OUR PROSPECTS AND FINANCIAL RESULTS.

The market for Internet content and services is intensely competitive and rapidly evolving. It is not difficult to enter this market and current and new competitors can launch new Internet sites at relatively low cost. We derive our revenue primarily from advertising, for which we compete with various media including newspapers, radio, magazines and various Internet sites that offer consumers information similar to that which we provide. We cannot assure you that we will compete successfully with current or future competitors. Moreover, increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our future revenue and profits.

If we do not compete successfully for new users and advertisers, our financial results may be materially and adversely effected.

TO REMAIN COMPETITIVE, WE MUST EFFECTIVELY MANAGE OUR OPERATIONS, INCLUDING RECENT ACQUISITIONS. FAILURE TO EFFECTIVELY MANAGE GROWTH COULD RESULT IN OUR INABILITY TO SUPPORT AND MAINTAIN OUR OPERATIONS.

We have rapidly and significantly expanded our operations through acquisitions to better position ourselves to take advantage of various potential market opportunities. In addition, we anticipate continued expansion of our international operations and our "channel" initiatives as described in Item 1 - "Business." This rapid growth has placed, and we expect it to continue to place, a significant strain on our management, operational and financial resources. We could experience a materially negative impact on earnings as a result of expenses associated with growing our operations, whether through internal development or through acquisitions. We cannot assure you that:

  our current personnel, systems, procedures and controls will be adequate to support our future operations management will be able to continue to coordinate operations and employees successfully on a global level management will be able to maintain beneficial working relationships with employees, business partners and users during the coordination process management will be able to successfully identify and exploit existing and potential market opportunities

IF WE ARE UNABLE TO ATTRACT NEW CUSTOMERS TO OUR SUPPLY CHANNEL BUSINESSES, WE COULD FAIL TO ACHIEVE EXPECTATIONS FOR REVENUE GROWTH.

Our expectations for revenue growth depend in part upon growth in our businesses that do not derive revenues from advertising. These include our "channel" business initiatives aimed at supplying data to and creating marketplaces for the IT supply channel. Our ability to meet expectations for revenue growth may depend in part upon our ability to achieve new licenses for our data product and to obtain new customers to the ChannelOnline service. If we are unable to attract new customers to these channel products, we could fail to achieve our revenue growth expectations. If technology purchasing does not increase in 2002, there could be reduced demand for our data product and ChannelOnline service.

OUR CONTENT AND SERVICES MAY NOT ACHIEVE CONTINUED ACCEPTANCE, WHICH COULD ADVERSELY AFFECT OUR PROFITABILITY.

Our future success depends upon our ability to deliver original and compelling content and services that attract and retain users. We have announced that we intend to begin charging users to access certain content and services that are currently free.

The successful development and production of content and services is subject to numerous uncertainties, including the ability to:

  anticipate and successfully respond to rapidly changing consumer tastes and preferences fund new program development
  attract and retain qualified editors, producers, writers, technical personnel and radio hosts

We cannot assure you that our content and services will be attractive to a sufficient number of users to generate revenues consistent with our estimates or sufficient to sustain operations. In addition, we cannot assure you that any new content or services will be developed in a timely or cost-effective manner. If we are unable to develop content and services that allow us to attract, retain and expand a loyal user base that is attractive to advertisers and sellers of technology products, we will be unable to generate revenue.

WE DEPEND ON ARRANGEMENTS WITH THIRD PARTIES FOR INTERNET TRAFFIC TO OUR SITES AND OUR FAILURE TO DEVELOP AND MAINTAIN RELATIONSHIPS WITH THIRD PARTIES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

We rely on the cooperation of owners and operators of other Internet sites with whom we have syndication and other arrangements to generate traffic for our Internet sites. Our ability to maintain these relationships will continue to be critical to the success of our Internet operations. If we are unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if our competitors are better able to capitalize on these relationships, our financial condition and operating results could be materially and adversely affected.

WE DEPEND ON ADVERTISING AS A PRINCIPAL SOURCE OF OUR REVENUE. OUR FINANCIAL RESULTS WILL BE ADVERSELY AFFECTED IF WE FAIL TO SUSTAIN ADVERTISING REVENUES OR LEAD FEES.

Our revenues are derived in large part from the sale of advertising and other fees, such as lead fees, from sellers of technology products on the Internet. We expect that we will continue to derive a significant portion of our revenue from these services. Most of our advertising contracts are subject to termination by the customer at any time on thirty-days' prior written notice. In addition, it may be difficult to obtain performance from advertisers who have longer-term contracts. In addition, our ability to generate advertising revenue will depend on several factors, including:

  macroeconomic factors such as the general condition of the economy and consumer spending, which drive advertising purchases the continued development of the Internet as an advertising medium the pricing of advertising on other Internet sites, particularly in areas that are in high demand by advertisers the amount of traffic on our network of sites
  pricing pressures, delays and new product launches
  our ability to achieve, demonstrate and maintain attractive user demographics our ability to develop and retain a skilled advertising sales force

If we do not meet these challenges, we may lose advertising customers, fail to attract new customers or be forced to reduce advertising rates in order to retain or attract customers. Accordingly, our revenues and financial condition would be materially and adversely affected.

WE DEPEND ON, AND RECEIVE, A SIGNIFICANT PERCENTAGE OF OUR REVENUE FROM A RELATIVELY SMALL NUMBER OF LARGE ADVERTISERS.

A relatively small number of advertisers contribute a significant percentage of our revenue. Our top one hundred advertisers contribute to 80% or more of our U.S. revenue. These advertising clients may not continue to use our services to the same extent, or at all, in the future. A significant reduction in advertising by one or more of our largest advertisers could have a material adverse effect on our profits and liquidity.

OUR ADVERTISING AND OTHER OPERATING REVENUES MAY BE SUBJECT TO FLUCTUATIONS, WHICH COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR REVENUES AND OPERATING RESULTS.

We believe that advertising sales in traditional media fluctuate significantly with economic cycles and during any calendar year, with spending being weighted towards the fourth quarter. We believe that the same trends have become more pronounced for Internet advertising. Fluctuations in advertising expenditures generally, or with respect to Internet-based advertising specifically, could have a material adverse effect on our business, prospects, financial condition and operating results because advertising expenditures will account for substantially all of our revenues.

INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD ADVERSELY AFFECT OUR ABILITY TO OPERATE.

Our success depends to a large extent on the continued services of Shelby W. Bonnie, Dan Rosensweig and the other members of our senior management team. Our success is also dependent on our ability to identify, attract, retain and motivate other highly skilled officers, key employees and personnel in a very competitive job environment. We do not have employment agreements with any of our key personnel and do not maintain "key person" life insurance policies on any of our officers or other employees.

WE MAY NEED TO SPEND SIGNIFICANTLY MORE MONEY ON MARKETING IN THE FUTURE.

We cannot assure you that our present or future marketing campaigns will be effective. To attract users and customers, we may need to spend significantly more money on marketing in the future and such additional costs could materially and adversely affect our profits.

OUR ABILITY TO ACHIEVE OUR LONG TERM OPERATING MARGIN TARGETS DEPENDS ON OUR SUCCESSFUL DEPLOYMENT OF COMMON DATA, INFORMATION, AD DELIVERY AND COMMERCE PLATFORMS.

In order to achieve improvements in our long-term operating margins, we have undertaken a significant capital project to unify the data, information, ad delivery and commerce platforms throughout our Internet network. The cost of successfully completing this project may exceed our expectation. In addition, the new platforms may not perform as expected, which could prevent us from reaching our long-term operating margin targets.

WE MAY HAVE DIFFICULTIES WITH OUR ACQUISITIONS AND INVESTMENTS, WHICH COULD ADVERSELY AFFECT OUR GROWTH AND FINANCIAL CONDITION.

From time to time, we may consider new business opportunities and ventures, including acquisitions, in a broad range of areas. Any decision by us to pursue a significant business expansion or new business opportunity would be accompanied by risks, including, among others:

  the investment of a substantial amount of capital, which could have a material adverse effect on our financial condition and our ability to implement our existing business strategy the issuance of additional equity interests, which would be dilutive to current stockholders the additional, substantial burdens on our management personnel and financial and operational systems the difficulty of assimilating the operations, technology and personnel of the combined companies the potential disruption of our ongoing business
  the possible inability to retain key technical and managerial personnel additional expenses associated with amortization of purchased intangible assets additional operating losses and expenses associated with the activities and expansion of acquired businesses the possible impairment of relationships with existing employees and advertising customers the potential undisclosed liabilities associated with acquired businesses

We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with any transaction or that any transaction will be profitable.

WE PLAN TO EXPAND OUR INTERNATIONAL OPERATIONS AND MAY ENCOUNTER A NUMBER OF PROBLEMS IN FOREIGN COUNTRIES. THERE ARE ALSO A NUMBER OF RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

Although we have no current plans to expand into additional international markets, we plan to expand our international operations to take advantage of existing opportunities. We have wholly owned operating subsidiaries in England, France, Germany, Switzerland, Singapore and Australia. In addition, we have an international presence through joint venture and other partnership arrangements in China, Korea and Italy. We also have license arrangements in various other countries throughout the world.

There are certain risks inherent in doing business in international markets, such as the following:

  uncertainty of product acceptance by different cultures
  unforeseen changes in regulatory requirements
  difficulties in staffing and managing multinational operations state-imposed restrictions on the repatriation of funds, particularly from China currency exchange-rate fluctuations
  difficulties in finding appropriate foreign licensees or joint venture partners potential adverse tax consequences

There is a risk that such factors will have an adverse effect on our ability to successfully operate internationally and on our profits and liquidity.

CHANGES IN REGULATIONS COULD ADVERSELY AFFECT THE WAY THAT WE OPERATE.

It is possible that new laws and regulations in the U.S. and elsewhere will be adopted covering issues effecting our business, including:

  privacy
  copyrights, trademarks and domain names
  obscene or indecent communications
  pricing, characteristics and quality of Internet products and services the ability of children to access our services

Increased government regulation, or the application of existing laws to online activities, could:

  decrease the growth of the Internet
  reduce our revenues
  increase our operating expenses
  expose us to significant liabilities

Any of these occurrences could have a material adverse effect on our profits and liquidity.

We cannot be sure what effect any future material noncompliance by us with these laws and regulations or any material changes in these laws and regulations could have on our business.

WE MAY BE SUBJECT TO SYSTEM DISRUPTIONS, WHICH COULD ADVERSELY AFFECT OUR REVENUES.

Our ability to attract and maintain relationships with users, advertisers, merchants and strategic partners will depend on the satisfactory performance, reliability and availability of our Internet channels and network infrastructure. Our Internet advertising revenues relate directly to the number of advertisements delivered to our users. System interruptions or delays that result in the unavailability of Internet channels or slower response times for users would reduce the number of advertisements and sales leads delivered to such users and reduce the attractiveness of our Internet channels to users, strategic partners and advertisers or reduce the number of impressions delivered and thereby reduce revenue. In the past twelve months, some of our smaller sub-sites have experienced a small number of brief service interruptions that were a result of power outages, security breaches and other issues. We will continue to suffer future interruptions from time to time whether due to natural disasters, telecommunications failures, other system failures, rolling blackouts, viruses, hacking or other events. System interruptions or slower response times could have a material adverse effect on our revenues and financial condition.

OUR NETWORKS MAY BE VULNERABLE TO UNAUTHORIZED PERSONS ACCESSING OUR SYSTEMS, WHICH COULD DISRUPT OUR OPERATIONS AND RESULT IN THE THEFT OF OUR PROPRIETARY INFORMATION.

A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions or malfunctions in our Internet operations. We may be required to expend significant capital and resources to protect against the threat of security breaches or to alleviate problems caused by breaches in security. For example, so-called "spiders" have and can be used in efforts to copy our databases, including our database of technology products and prices.

Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet, particularly as a means of conducting commercial transactions. Our activities and the activities of third party contractors involve the storage and transmission of proprietary information, such as computer software or credit card numbers. Accordingly, security breaches could expose us to a risk of loss or litigation and possible liability. We cannot assure you that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements.

OUR BUSINESS INVOLVES RISKS OF LIABILITY CLAIMS FOR INTERNET, PRINT AND RADIO CONTENT OR TECHNOLOGY, WHICH COULD RESULT IN SIGNIFICANT COSTS.

As a publisher and a distributor of content through the Internet, radio and print publications, we may face potential liability for:

  defamation
  negligence
  copyright, patent or trademark infringement
  other claims based on the nature and content of the materials published or distributed

These types of claims have been brought, sometimes successfully, against online services and publishers of print publications and radio content. In addition, we could be exposed to liability in connection with material indexed or offered on our Internet sites or for information collected from and about our users. There has been a recent increase in the granting and attempted enforcement of business process patents that cover practices that may be widely employed in the Internet industry. If we are found to violate any such patent, and we are unable to enter into a license agreement on reasonable terms, our ability to offer services could be materially and adversely affected. We cannot assure you that third parties or users will not bring claims against us relating to proprietary rights or use of personal information. Our insurance may not cover potential claims of defamation, negligence and similar claims, and it may or may not apply to a particular claim or be adequate to reimburse us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our financial condition.

For example, our Download.com directory includes listings for music-sharing software that may be subject to challenge under copyright laws. Although we do not believe that our listing of any such software should expose us to liability, it is possible that such a claim may be successfully brought.

OUR FINANCIAL CONDITION MAY BE IMPACTED BY CERTAIN CONTINGENCIES.

As further described in Item 3 - "Legal Proceedings", we are a party to a trademark infringement suit filed against mySimon, Inc., a subsidiary of CNET. There is a possibility that we may be liable for damages as a result of this lawsuit; however, the extent of potential damages is unknown. While we believe that our losses will be covered by insurance, our results of operations and financial condition may be materially and adversely impacted by a loss or an adverse settlement. In addition, in conjunction with the ZDNet acquisition, we assumed guarantee of the obligations of Ziff Davis Media Inc. under a New York City office lease for a total of 399,773 square feet. In connection with that guarantee, we also have a letter of credit for $15.0 million outstanding as a security deposit. This lease expires in 2019. The average cost per square foot is approximately thirty dollars over the term of the lease. We currently occupy 49,140 square feet of the office space covered under this lease. Ziff Davis Media Inc. currently occupies 206,176 square feet of this space. There are two additional sublessees, The Bank of New York and Softbank, who collectively occupy a total of 144,457 square feet. As of December 31, 2001, the total minimum lease payments remaining until the end of the lease term were $196.5 million, excluding the amounts attributable to our sublease. If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, we would be required to make additional lease payments under the guarantee, which would adversely impact our results of operations and financial condition.

OUR DEBT OBLIGATIONS EXPOSE US TO RISKS THAT COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

Our debt outstanding at December 31, 2001 was approximately $176.5 million. We may incur substantial additional debt in the future. The level of our indebtedness, among other things, could:

  make it difficult for us to make payments on our debt as described below make it difficult for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes limit our flexibility in planning for or reacting to changes in our business reduce funds available for use in our operations
  impair our ability to incur additional debt because of financial and other restrictive covenants make us more vulnerable in the event of a downturn in our business or an increase in interest rates

If we experience a decline in revenues due to any of the factors described in this Risk Factors section or otherwise, we could have difficulty paying interest and other amounts due on our indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under our other indebtedness. Any default under our indebtedness could have a material adverse effect on our financial condition.

THE PRICE OF OUR COMMON STOCK IS SUBJECT TO WIDE FLUCTUATION.

The trading price of our common stock is subject to wide fluctuations, which are a result of a number of events and factors, including:

  quarterly variations in operating results
  announcements of innovations requiring significant expenditures new products, strategic developments or business combinations by us or our competitors changes in our financial estimates or that of securities analysts changes in recommendations of securities analysts
  the operating and securities price performance of other companies that investors may deem comparable to us news reports, including those relating to trends in the Internet other events or factors

In addition, the stock market in general, and the market prices for Internet- related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock. These fluctuations may make it more difficult to use stock as currency to make acquisitions that might otherwise be advantageous, or to use stock options as a means to attract and retain employees.

Any shortfall in revenue or earnings compared to our or analysts' or investors' expectations could cause, and has in the past caused an immediate and significant decline in the trading price of our common stock. In addition, we may not learn of such shortfalls or delays until late in the fiscal quarter, which could result in an even more immediate and greater decline in the trading price of our common stock.

WE HAVE A SUBSTANTIAL NUMBER OF SHARES OF COMMON STOCK THAT MAY BE SOLD, WHICH COULD AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

We have a substantial number of shares of common stock subject to stock options, and our notes may be converted into shares of our common stock. In addition, as of December 31, 2001, we have over 261 million shares of authorized but unissued shares of our common stock that are available for future sale. As of December 31, 2001, we also had options outstanding to purchase approximately 32,122,665 shares of our common stock and notes outstanding that were convertible into approximately 4,622,624 shares of our common stock. We cannot predict the effect, if any, that future sales of shares of our common stock or notes, or the availability of shares of our common stock or notes for future sale, will have on the market price of our common stock. In addition, Softbank, which owns approximately 10.6% of our outstanding common stock, has a right, pursuant to registration rights granted under the stockholder agreement, to require us to register for public sale our common stock owned by Softbank. Sales of substantial amounts of our common stock, including shares issued in connection with acquisitions, upon the exercise of stock options or warrants or the conversion of debt securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

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

  authorize our board of directors to issue preferred stock with the terms of each series to be fixed by our board of directors divide our board of directors into three classes so that only approximately one-third of the total number of directors is elected each year permit directors to be removed only for cause
  specify advance notice requirements for stockholder proposals and director nominations

In addition, with some exceptions, the Delaware General Corporation Law restricts or delays mergers and other business combinations between us and any stockholder that acquires 15% or more of our voting stock.

OWNERSHIP OF OUR COMMON STOCK WILL BE CONCENTRATED IN A SMALL GROUP OF STOCKHOLDERS WHOSE INTERESTS MAY DIFFER FROM THOSE OF OTHER STOCKHOLDERS.

Softbank and Shelby W. Bonnie, the chairman and chief executive officer of CNET, together control approximately 18% of our outstanding common stock. The concentration of ownership of our common stock may delay, prevent or deter a change in control, could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of CNET or its assets and may adversely affect the market price of our common stock. Also, these stockholders can exert significant control over actions requiring the approval of a majority of the voting stock, including amendments to our charter. Commercial and other transactions between us, on the one hand, and the directors, officers and major stockholders of CNET and their affiliates, on the other, create potential for, or could result in, conflicting interests.

CHANGES TO ACCOUNTING RULES REGARDING GOODWILL COULD MAKE OUR REPORTED RESULTS LESS PREDICTABLE

In July 2001, the Financial Accounting Standards Board changed accounting rules regarding the accounting for goodwill. Changes to these rules may have a significant impact on our reported financial results. The new FASB standards relating to accounting for goodwill could make our acquisition-related charges less predictable in any given reporting period. Statement of Accounting Standards No. 142 "Goodwill and Other Intangible Assets" establishes a new standard for accounting for goodwill acquired in a business combination. It continues to require recognition of goodwill as an asset but does not permit amortization of goodwill as was required by Accounting Principles Board Opinion No. 17, "Intangible Assets". Under the new statement, goodwill will be separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. The change from an amortization approach to an impairment approach will apply to previously recorded goodwill, as well as goodwill arising from acquisitions completed after the application of the new standard. Upon adoption, our goodwill amortization charges will cease. However, it is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded as well as any goodwill arising out of future acquisitions. Accordingly, our future earnings may be subject to significant volatility, particularly on a period-to-period basis.

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

Investment Risk. We invest in equity instruments of privately held, information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method, as we do not have the ability to exert significant influence over the investee or their operations. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired.

Item 8. Financial Statements and Supplementary Data

Independent Auditors Report

The Board of Directors,
CNET Networks, Inc.

We have audited the accompanying consolidated balance sheets of CNET Networks, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CNET Networks, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

San Francisco, California
January 29, 2002
Except for paragraph 2 of Note 14, which is as of March 27, 2002

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000s, except per share data)

                                                              December 31,
                                                        ------------------------
                                                           2001         2000
                                                        -----------  -----------
                        ASSETS
                   Current Assets:
  Cash and cash equivalents........................... $    93,439  $   148,797
  Investments in marketable debt securities...........      46,760       52,864
  Investments in marketable equity securities.........         189       55,512
  Accounts receivable, net ...........................      56,495       95,573
  Other current assets................................      11,048       43,254
  Deferred income tax.................................      18,235        8,445
                                                        -----------  -----------
   Total current assets...............................     226,166      404,445

  Restricted cash.......................................    16,270       20,514
  Investments in marketable debt securities...........      76,777       81,823
  Investments in marketable equity securities.........          --        4,375
  Property and equipment, net.........................      79,043       59,288
  Other assets........................................      41,036      188,427
  Intangible assets, net................................    96,135      136,394
  Goodwill, net.......................................     279,353    1,967,095
                                                        -----------  -----------
   Total assets....................................... $   814,780  $ 2,862,361
                                                        ===========  ===========
        LIABILITIES AND  STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................... $     7,324  $    19,045
  Accrued liabilities.................................      80,224       92,973
  Current portion of long-term debt...................          77        5,831
  Deferred tax liabilities............................          --        6,554
                                                        -----------  -----------
     Total current liabilities........................      87,625      124,403

Non-current liabilites
  Long-term debt......................................     176,457      180,194
  Other liabilities...................................       7,199        4,991
                                                        -----------  -----------
     Total liabilities................................     271,281      309,588
Stockholders' equity:
  Common stock; $0.0001 par value; 400,000,000 shares
    authorized; 138,300,625 and 135,159,843 shares
    issued and outstanding in 2001 and 2000,
    respectively......................................          14           14
  Notes receivable from stockholders....................      (563)      (1,038)
  Deferred stock compensation.........................        (481)        (508)
  Additional paid-in-capital..........................   2,695,443    2,665,025
  Accumulated other comprehensive income..............     (12,789)      37,872
  Treasury stock, at cost.............................     (30,409)     (30,364)
  Retained deficit....................................  (2,107,716)    (118,228)
                                                        -----------  -----------
     Total stockholders' equity.......................     543,499    2,552,773
                                                        -----------  -----------
        Total liabilities and stockholders' equity.... $   814,780  $ 2,862,361
                                                        ===========  ===========

See accompanying notes to consolidated financial statements.

CNET NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000s, except share and per share data)

                                                 Year Ended December 31,
                                            ----------------------------------------
                                                2001          2000          1999
                                            ------------  ------------  ------------
Revenues:
Internet.................................. $    241,199  $    254,570  $    112,345
Publishing..................................     44,606         9,449            --
                                            ------------  ------------  ------------
     Total revenues.........................    285,805       264,019       112,345

Cost of revenues..........................      178,085        86,700        47,605
                                            ------------  ------------  ------------
     Gross profit.........................      107,720       177,319        64,740
                                            ------------  ------------  ------------
Operating expenses:
   Sales and marketing....................      129,542       107,321        94,657
   General and administrative.............       67,284        31,008         8,213
   Depreciation...........................       24,417        15,442         7,972
   Amortization of goodwill and
     intangible assets....................      678,602       340,406        15,036
   Goodwill impairment......................  1,075,000            --            --
                                            ------------  ------------  ------------
    Total operating expenses..............    1,974,845       494,177       125,878
                                            ------------  ------------  ------------
    Operating loss........................   (1,867,125)     (316,858)      (61,138)
Non-operating income (expense):
   Realized gain on sale of investments.....      9,547       134,911       734,138
   Realized loss on sale of investments.....     (8,553)      (13,610)           --
   Realized loss on impairment of
     public investments.....................    (26,866)     (393,425)           --
   Realized loss on impairment of
     privately held investments...........     (148,389)       (5,659)           --
   Interest income........................       11,924        20,364         9,471
   Interest expense.........................    (15,615)      (17,981)       (8,248)
   Other..................................       (2,808)       (1,321)           --
                                            ------------  ------------  ------------
    Total non-operating income (expense)..     (180,760)     (276,721)      735,361
                                            ------------  ------------  ------------
    Income (loss) before income taxes
     and extraordinary item...............   (2,047,885)     (593,579)      674,223
     Income tax expense (benefit).........      (64,657)     (109,599)      257,315
                                            ------------  ------------  ------------
    Income (loss) before extraordinary item. (1,983,228)     (483,980)      416,908
   Extraordinary loss due to early debt
     repayment, net of tax benefit..........      6,260            --            --
                                            ------------  ------------  ------------
    Net income (loss)..................... $ (1,989,488) $   (483,980) $    416,908
                                            ============  ============  ============
Basic income (loss) per share
  before extraordinary loss................$     (14.47) $      (5.18) $       5.80
                                            ============  ============  ============
Basic net income (loss) per share......... $     (14.52) $      (5.18) $       5.80
                                            ============  ============  ============
Diluted  income (loss) per share
  before extraordinary loss................$     (14.47) $      (5.18) $       5.05
                                            ============  ============  ============
Diluted net income (loss) per share....... $     (14.52) $      (5.18) $       5.05
                                            ============  ============  ============
Shares used in calculating
  basic per share data....................  137,062,987    93,460,649    71,820,082
                                            ============  ============  ============
Shares used in calculating
  diluted per share data..................  137,062,987    93,460,649    83,373,019
                                            ============  ============  ============

See accompanying notes to consolidated financial statements.

CNET NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(000s, except share and per share data)

                                                       Notes                           Accumulated
                                   Common Stock      Receivable Deferred   Additional     Other      Treasury Stock                       Total
                                --------------------   from       Stock      Paid-In   Comprehensiv---------------------   Retained    Stockholders'
                                   Shares    Amount  StockholdeCompensation  Capital   Income(Loss)   Shares     Amount    Deficit        Equity
                                ------------ ------- --------- ----------- ----------- ----------- ------------ -------- ------------  ------------
Balances as of
 December 31, 1998.............  68,709,379 $     7 $      -- $        --     127,357 $        --           -- $     -- $    (50,891) $     76,473
Exercise of stock options
 and warrants..................   2,480,870      --        --          --       8,086          --           --       --           --         8,086
Employee stock purchase plan...      31,924      --        --          --         934          --           --       --           --           934
Other comprehensive income,
 net of deferred tax...........          --      --        --          --          --     121,409           --       --           --       121,409
Issuance of common stock for
 acquisitions..................   2,700,447      --        --          --      50,574          --           --       --         (265)       50,309
Tax benefits from exercises of
 stock options.................          --      --        --          --      31,719          --           --       --           --        31,719
Net income.....................          --      --        --          --          --          --           --       --      416,908       416,908
                                ------------ ------- --------- ----------- ----------- ----------- ------------ -------- ------------  ------------
Balances as of
 December 31, 1999.............  73,922,620       7        --          --     218,670     121,409           --       --      365,752       705,838
Exercise of stock options
 and warrants..................   2,730,919      --        --          --      20,267          --           --       --           --        20,267
Employee stock purchase plan...     160,511      --        --          --       2,464          --           --       --           --         2,464
Other comprehensive loss,
 net of deferred tax...........          --      --        --          --          --     (83,537)          --       --           --       (83,537)
Deferred compensation..........          --      --        --        (508)         --          --           --       --           --          (508)
Issuance of common stock in
 relation to acquisitions......  58,345,793       7        --          --   2,402,119          --           --       --           --     2,402,126
Purchase of treasury stock.....          --      --        --          --          --          --   (1,064,000) (30,364)          --       (30,364)
Notes issued to stockholders....         --      --    (1,038)         --          --          --           --       --           --        (1,038)
Tax benefits from exercises of
 stock options.................          --      --        --          --      21,505          --           --       --           --        21,505
Net loss.......................          --      --        --          --          --          --           --       --     (483,980)     (483,980)
                                ------------ ------- --------- ----------- ----------- ----------- ------------ -------- ------------  ------------
Balances as of
 December 31, 2000............. 135,159,843      14    (1,038)       (508)  2,665,025      37,872   (1,064,000) (30,364)    (118,228)    2,552,773
Exercise of stock options
 and warrants..................   1,960,818      --        --          --      13,095          --           --       --           --        13,095
Employee stock purchase plan...     300,240      --        --          --       2,074          --           --       --           --         2,074
Other comprehensive loss,
 net of deferred tax...........          --      --        --          --          --     (50,661)          --       --           --       (50,661)
Deferred compensation from
 acquisition....................         --      --        --        (126)         --          --           --       --           --          (126)
Deferred compensation
 amortization..................          --      --        --         153          --          --           --       --           --           153
Issuance of common stock
 to discharge a liability.......    106,383      --        --          --       1,100          --           --       --           --         1,100
Issuance of common stock in
 relation to acquisitions......     773,341      --        --          --       7,868          --           --       --           --         7,868
Purchase of treasury stock.....          --      --        --          --          --          --      (38,579)     (45)          --           (45)
Repayment of stockholders' notes         --      --       475          --          --          --           --       --           --           475
Tax benefits from exercises of
 stock options.................          --      --        --          --       6,281          --           --       --           --         6,281
Net loss.......................          --      --        --          --          --          --           --       --   (1,989,488)   (1,989,488)
                                ------------ ------- --------- ----------- ----------- ----------- ------------ -------- ------------  ------------
Balances as of
 December 31, 2001............. 138,300,625 $    14 $    (563)$      (481)  2,695,443 $   (12,789)  (1,102,579)$(30,409)$ (2,107,716) $    543,499
                                ============ ======= ========= =========== =========== =========== ============ ======== ============  ============

See accompanying notes to consolidated financial statements.

CNET NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000s, except per share data)

                                                        Year Ended December 31,
                                                   -----------------------------------
                                                      2001         2000        1999
                                                   -----------  ----------  ----------
Cash flows from operating activities:
  Net income (loss).............................. $(1,989,488) $ (483,980) $  416,908
  Adjustments to reconcile net income (loss) to n
   cash provided by (used in) operating activitie
    Depreciation and amortization................     704,883     371,089      31,139
    Goodwill impairment..........................   1,075,000          --          --
    Deferred taxes.................................   (48,130)   (187,388)    217,283
    Noncash interest.............................       3,210       1,855         839
    Extraordinary loss.............................    10,609          --          --
    Allowance for doubtful accounts..............         901      (7,727)      2,956
    Services exchanged for cost method
     investments.................................      (4,697)    (19,559)     (6,021)
    (Gain) loss on sale and impairment of
     marketable securities and privately held
     investments.................................     174,261     277,783    (734,138)
    Loss on disposal of fixed assets.............       8,108          --          --
    Foreign currency translation gain (loss).....     (11,852)      1,038          --
    Changes in operating assets and
     liabilities, net of acquisitions:
      Accounts receivable........................      41,574     (16,147)    (10,664)
      Other current assets.......................      30,703     (29,358)    (16,940)
      Other assets...............................      (2,463)    (28,305)     (3,805)
      Accounts payable...........................     (12,462)     (4,485)      7,978
      Accrued liabilities........................     (17,695)      5,011       9,627
      Tax related liabilities....................          --                  13,575
      Other long term liabilities................       3,487       2,990          --
      Benefit from exercises of stock options....       6,281      21,505      31,719
                                                   -----------  ----------  ----------

        Net cash used in operating activities....     (27,770)    (95,678)    (39,544)
                                                   -----------  ----------  ----------
Cash flows from investing activities:
  Purchase of marketable debt securities.........    (106,066)   (180,816)   (214,557)
  Purchase of marketable equity securities.......                 (10,516)    (15,950)
  Proceeds from sale of marketable debt
    securities...................................     109,161     222,641      37,539
  Proceeds from sale of marketable equity
    securities...................................      29,066     185,408     173,663
  Investments in privately held companies........     (10,015)    (76,462)    (39,448)
  Net cash paid for acquisitions.................     (10,834)     26,881     (43,743)
  Capital expenditures...........................     (48,298)    (49,722)    (30,992)
                                                   -----------  ----------  ----------
        Net cash provided by (used in)
          investing activities...................     (36,986)    117,414    (133,488)
                                                   -----------  ----------  ----------
Cash flows from financing activities:
  Net proceeds from issuance of
   convertible debt..............................          --          --     167,220
  Net proceeds from issuance of derivative
   instruments...................................          --      81,631          --
  Payments received on stockholders' notes.........       475          --          --
  Net proceeds from employee stock purchase plan.       2,075       2,464         934
  Purchase of treasury stock.....................         (45)    (30,364)         --
  Net proceeds from exercise of options
   and warrants..................................      13,095      20,267       8,086
  Principal payments on borrowings...............      (6,081)         --      (1,682)
                                                   -----------  ----------  ----------

        Net cash provided in financing activities       9,519      73,998     174,558
                                                   -----------  ----------  ----------
Net increase in cash and cash equivalents........     (55,237)     95,734       1,526
Effect of exchange rate changes on cash
 and cash equivalents..............................      (121)

Cash and cash equivalents at beginning of period.     148,797      53,063      51,537
                                                   -----------  ----------  ----------
Cash and cash equivalents at end of period....... $    93,439  $  148,797  $   53,063
                                                   ===========  ==========  ==========
Supplemental disclosure of cash flow
 information:
  Interest paid.................................. $    26,337  $   14,325  $    4,205
  Taxes paid..................................... $            $   83,348  $    2,625
Supplemental disclosure of noncash
 transactions:
  Issuance of debt for acquisitions.............. $        --  $       --  $   10,098
  Issuance of common stock to
   discharge of a liability...................... $     1,100  $       --  $       --
  Issuance of common stock for
   acquisitions.................................. $     7,742  $2,402,126  $   50,553
  Capital lease obligations incurred to
   purchase equipment............................ $       623  $       --  $       --

See accompanying notes to consolidated financial statements.

CNET NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

CNET Networks, Inc. (CNET) was incorporated in the state of Delaware in December 1992 and is a global media company producing a branded Internet network, a technology product database, print publications, and radio programming for both businesses and individuals. CNET currently operates in one business segment focused on providing technology-related information to users and customers.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CNET Networks Inc., and its majority owned controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

For operations in countries where the functional currency is other than the U.S. dollar, revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

USE OF ESTIMATES

CNET's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

RECLASSIFICATION

Certain amounts in the financial statements and notes thereto have been reclassified to conform to current year classification.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of CNET's cash and cash equivalents, marketable debt and equity securities, accounts receivable and accounts payable approximate their respective fair values. The carrying value of CNET's 5% Convertible Subordinated Notes is deemed to be their fair value since it is impracticable to estimate a fair value as there is no comparable debt available on the market.

CASH AND CASH EQUIVALENTS

CNET invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. All highly liquid instruments with maturities of three months or less at the date of purchase are considered cash equivalents.

RESTRICTED CASH

The restricted cash balance primarily relates to certain deposits in escrow held as collateral for letters of credit relating to security deposits.

SHORT AND LONG-TERM DEBT AND EQUITY INVESTMENTS

Investments in marketable debt securities with maturities greater than three months at the date of purchase and current maturities less than twelve months from the balance sheet date are considered current assets. Those with maturities greater than twelve months from the balance sheet date are considered non-current assets. Investments in publicly traded companies are considered investments in marketable equity securities and are classified as a current asset of CNET.

CNET's marketable debt and equity securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred.

CNET invests in equity instruments of privately held, information technology companies for business and strategic purposes. The carrying value of these investments, which amounted to $32.0 million and $157.5 million at December 31, 2001 and 2000 respectively, are included in other assets in the non-current section of the balance sheet. These investments are accounted for under the cost method, as CNET does not have the ability to exert significant influence over the investee or their operations. For these non-quoted investments, impairment is assessed routinely based, where possible, on the pricing of new rounds of financing for the individual company, cash resources, liquidity, and other subjective factors such as, CNET's estimate of the strength of the underlying business and assets including technology and intangibles. If an impairment is believed to have occurred based on CNET's assessment of these factors, the investment is further evaluated. If it appears that there are no funding options for a company, and CNET's evaluation of their available cash resources results in a determination that they will not be able to sustain liquidity for a reasonable period of time, then the investment is fully impaired. If CNET's assessment determines that a privately held investment has sufficient liquidity, but that current rounds of financing for comparable companies are at amounts significantly less than in the past, the investment will be impaired to reflect current market conditions. However, the extent of any impairment is evaluated in conjunction with CNET's view of the subjective factors discussed above.

CNET recorded impairment losses on marketable equity securities of $26.9 million and $393.4 million and on privately held investments of $148.4 million and $5.7 million for the years ended December 31, 2001 and 2000, respectively. There were no impairment losses on marketable equity securities or privately held investments in 1999. CNET recognized realized gains on sales of investments of $9.5 million, $134.9 million and $734.1 million in the years ended December 31, 2001, 2000 and 1999, respectively, and recognized realized losses on sales of investments of $8.6 million and $13.6 million for the years ended December 31, 2001 and 2000, respectively. No losses on sales of investments were realized in 1999.

Declines in value of marketable equity securities are determined to be other- than-temporary when the securities have consistently traded below original cost for a nine-month period, and general market conditions or specific circumstances relating to a security indicate that the security will not recover its original cost. Once an other-than-temporary decline has been identified, the average market price over the preceding 90-calendar day period is compared to the current carrying value. The amount of loss, which is considered to be an other-than-temporary decline, is measured by comparing the cost basis to the higher of the 90-calendar day average and the current carrying value. A realized loss is recognized for the amount of the loss that is considered to be an other-than-temporary decline. This review and evaluation process is performed on an ongoing basis for all marketable equity securities owned by CNET.

CONCENTRATION OF CREDIT RISK

Financial instruments potentially subjecting CNET to concentrations of credit risk consist primarily of cash, cash equivalents, investments and trade accounts receivable. CNET invests excess cash in low risk, liquid instruments. No losses have been experienced on such investments. CNET's investments in marketable debt securities are generally investment grade securities. CNET's marketable equity securities and investments in privately held companies are concentrated in the information technology sector and as such are subject to fluctuations in fair value based on technology market factors. The majority of CNET's accounts receivable are derived from domestic sales to companies in the information technology sector. CNET closely monitors its outstanding receivable balances on an ongoing basis.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to forty years. Property and equipment recorded under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or their estimated useful lives.

INTANGIBLES AND GOODWILL

Intangibles consist of trade names, trademarks, domain names, content, subscribers, registered users, workforce-in-place and developed technology. Intangibles and goodwill are amortized on a straight-line basis over three years. (See Recent Accounting Pronouncements for the effect on goodwill due to the implementation of SFAS 142 as of January 1, 2002.)

INCOME TAXES

CNET accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment dates.

CNET's effective tax rate has taken into consideration the nondeductible goodwill amortization in connection with CNET's acquisitions and any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a valuation allowance has been provided against the gross deferred tax assets to properly reflect only recoverable taxes.

Although CNET generated operating losses for financial accounting purposes in the past two fiscal years, in 2000, CNET generated taxable income due to the effect of nondeductible amortization of goodwill and intangible assets, as well as realized gains and losses on investments. For the current period, CNET has generated taxable losses.

REVENUE RECOGNITION AND COLLECTIBILITY OF RELATED RECEIVABLE

CNET recognizes revenues once the following criteria are met:

  Persuasive evidence of an arrangement exists
  Delivery of CNET's obligation to our customer has occurred
  The price to be charged to the buyer is fixed or determinable
  Collectibility of the fees to be charged is reasonably assured

CNET has several revenue streams. For each revenue stream, evidence of the arrangement, delivery and pricing may be different. For all revenue streams, CNET determines that collectibility is reasonably assured through a standardized credit review to determine each customer's credit worthiness.

CNET recognizes revenues from the sale of its interactive messaging and banner advertisements on its online network in the period in which the advertisements are delivered. The arrangements are evidenced either by insertion order or contract, which stipulate the types of advertising to be delivered and pricing. CNET's customers are billed based on a discounted list price with no amounts subject to refund. When recognizing revenues, the discounts granted are applied to each type of advertisement purchased based on the relative fair value of each element without regard to the discount.

CNET refers to the fees charged to merchants based on the number of users who click on an advertisement or text link to visit websites of CNET's merchant partners as "leads". For leads, the arrangement is evidenced by a contract that stipulates the lead fee. The fee becomes fixed and determinable upon delivery of the lead. These revenues are recognized in the period in which the leads are delivered to the merchant, and are therefore not subject to refund.

Advertising revenues from CNET's print publications are recognized in the month that the related publications are sent to subscribers or become available at newsstands. Revenues for subscriptions to these publications are recognized on a straight-line basis over the subscription period. Newsstand revenue from our print publications is recognized when the publications are delivered to the newsstand at which time a reserve is recorded against the value of the publications delivered based on the number of magazines that CNET expects to be returned. To ensure these reserves are adequate, CNET reviews the sell-through history of the publications on a monthly basis.

Customers of CNET Channel enter into contracts that allow access to the product database and product procurement services for a specified period of time. Upon execution of a contract and billing for the services CNET records deferred revenue for the entire fee. This deferred revenue is recognized on a straight-line basis over the period of the arrangement. The amounts under the contract are not refundable after the customer has used the service.

On occasion, CNET enters into revenue arrangements that involve both customers and other unrelated third parties. CNET determines whether to recognize such revenues on a gross or net basis depending on whether CNET is the primary obligor, determines the pricing, bears the financial risk and other factors outlined in the Financial Accounting Standards Board Emerging Issues Task Force Issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent".

CNET trades advertising on its Internet sites in exchange for advertisements on the Internet sites of other companies. These revenues are recognized in the period in which the advertisements are delivered based on the fair market value of the services delivered. CNET determines the fair market value of the service delivered based upon amounts charged for similar services in non-trade deals within the previous six-month period. Barter revenues were approximately $18.4 million, $16.7 million and $5.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

A small portion of CNET's revenues (less than 10%) has been received in the form of securities of its customers. Revenues in the form of securities of CNET's customers amounted to $4.7 million, $19.6 million and $6.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

CNET maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. CNET bases its allowances on periodic assessment of its customer's liquidity and financial condition through credit rating agencies reports, financial statement reviews and historical collection trends.

STOCK-BASED COMPENSATION

CNET accounts for its stock-based employee compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. The compensation expense is recorded over the vesting period of the grant.

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. Such costs are included in selling and marketing expense and totaled approximately $37.6 million, $65.8 million and $74.8 million during the years ended December 31, 2001, 2000 and 1999, respectively.

BENEFIT PLANS

In 1996, CNET adopted a 401(k) Profit Sharing Plan (the 401 (k) Plan) that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all of CNET's employees, who may contribute up to 15% of their annual compensation, subject to a limitation of $10,500 in 2001. Employees vest immediately in their contributions and earnings thereon. The plan allows for company matching contributions which amount to 50% of the employee's contribution up to 4%. Employees vest in CNET's contributions at 50% after one year of service and 100% after two years of service. For the years ended December 31, 2001, 2000 and 1999, CNET made matching contributions of $1.4 million, $459,000 and $147,000 respectively.

IMPAIRMENT OF LONG-LIVED ASSETS AND IDENTIFIABLE INTANGIBLES

CNET reviews its long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted (and without interest charges) future cash flows expected to be generated by the asset. If such assets (other than enterprise-wide goodwill) are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Impairment of enterprise-wide goodwill is evaluated based on a comparison of CNET's net book value to the estimated undiscounted (and without interest charges) future cash flows for CNET. Conditions that indicate that impairment of goodwill should be evaluated include a significant decrease in CNET's market value or a current period cash flow loss combined with a history of cash flow losses. (See also Recent Accounting Pronouncements.)

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of outstanding shares of common stock and diluted net income (loss) per share is computed using the weighted average number of outstanding shares of common stock and common stock equivalents during the period, to the extent that such common stock equivalents are not anti-dilutive. Common stock equivalents, which are anti-dilutive, are excluded from the computation of diluted net income (loss) per share.

WEB SITE DEVELOPMENT COSTS

In March 2000, the Emerging Issues Task Force (EITF), published their consensus on EITF Issue No. 00-2, "Accounting for Web Site Development Costs", which requires that costs incurred during the development of web site applications and infrastructure involving developing software to operate the web site, including graphics that effect the "look and feel" of the web page and all costs relating to software used to operate a web site should be accounted for under Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to FASB Statement No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". EITF Issue No. 00-2 is effective for all quarters of fiscal years beginning after June 30, 2000. CNET's consolidated statements conformed to EITF Issue No. 00-2 beginning July 1, 2000. The adoption of EITF Issue No. 00-2 resulted in the capitalization of an immaterial amount of software costs for fiscal year 2000. Beginning in the first quarter of 2001, CNET commenced the development of a standard delivery platform for its Internet network, including our international sites. CNET believes this will help create a better product for users, a better marketing platform for advertisers and will result in internal cost and delivery efficiencies. The project is expected to be completed in 2002. Costs of approximately $9.0 million to date have been capitalized.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement of Accounting Standard (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to September 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. CNET plans to adopt SFAS Nos. 141 and 142 effective January 1, 2002. CNET does not expect the implementation of SFAS No. 141 to have a material impact on its consolidated financial position, liquidity or results of operations. The adoption of SFAS No. 142 will result in CNET no longer amortizing its existing goodwill. At December 31, 2001, goodwill approximated $2.3 billion and accumulated amortization approximated $2.0 billion. Goodwill amortization approximated $626.6 million for the year ended December 31, 2001. In 2001, goodwill was impaired in the amount of approximately $1.1 billion. After the adoption of SFAS No. 142, CNET will no longer amortize its existing goodwill. In addition as part of the transition provisions, CNET will be required to review for impairment all previously recognized intangible assets that have been determined to have indefinite useful lives. CNET is required to complete the transition impairment tests in the first interim period after implementation. Any impairment resulting from these transition tests will be recorded as of January 1, 2002 and will be recognized as the cumulative effect of a change in accounting principle. CNET will not be able to determine if an impairment will be required until completion of such impairment tests.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which it incurs a legal obligation. CNET will adopt SFAS 143 effective January 1, 2003. The effect of adopting this Statement is not expected to have a material effect on CNET's financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment of Long-Lived Assets" which establishes an accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events". SFAS 144 eliminates goodwill from its scope, therefore it does not require, as SFAS 121 does, goodwill to be allocated to the long-lived assets. The statement is effective for fiscal years beginning after December 15, 2001. The effect of adopting this Statement is not expected to have a material effect on CNET's financial position or results of operations.

(2) BALANCE SHEET COMPONENTS

                                                December 31
                                                  (000s)
                                          ------------------------
                                             2001         2000
                                          -----------  -----------

Cash and Cash Equivalents:
 Commercial paper....................... $    30,668  $    99,846
 U. S. government agencies................     6,002           --
 Money market mutual funds..............      29,474       12,170
 Cash...................................      27,295       36,781
                                          -----------  -----------
Cash and cash equivalents................$    93,439  $   148,797
                                          ===========  ===========
Accounts receivable:
  Accounts receivable....................$    79,368  $   114,725
  Allowance for doubtful accounts.........   (22,873)     (19,152)
                                          -----------  -----------
Accounts receivable, net.................$    56,495  $    95,573
                                          ===========  ===========
Property and equipment:
 Land................................... $       570  $       589
 Buildings..............................       7,481        6,482
 Computer equipment.....................      60,059       52,167
 Production equipment...................       3,843        2,868
 Office equipment, furniture & fixtures.      12,007        9,069
 Software...............................      16,319       12,770
 Leasehold improvements.................      34,706       12,583
 Assets in progress.....................      10,207        1,896
                                          -----------  -----------
                                             145,192       98,424
 Less accumulated depreciation
    and amortization....................     (66,149)     (39,136)
                                          -----------  -----------
Property and equipment, net..............$    79,043  $    59,288
                                          ===========  ===========
Intangible assets:
 Intangible assets...................... $   159,611  $   147,521
 Accumulated amortization...............     (63,476)     (11,127)
                                          -----------  -----------
Intangible assets, net.................. $    96,135  $   136,394
                                          ===========  ===========
Goodwill:
 Goodwill............................... $ 2,324,979  $ 2,311,865
 Accumulated amortization...............  (2,045,626)    (344,770)
                                          -----------  -----------
Goodwill, net........................... $   279,353  $ 1,967,095
                                          ===========  ===========
Accrued liabilities:
 Compensation and related benefits...... $    18,773  $    37,384
 Lease abandonment........................     7,748           --
 Marketing and advertising..............       4,053       11,128
 Acquisition and divestiture............          --       10,579
 Deferred revenue.......................      17,926       19,921
 Tax-related liabilities..................     4,493        4,120
 Other..................................      27,231        9,841
                                          -----------  -----------
Accrued liabilities......................$    80,224  $    92,973
                                          ===========  ===========
(3) ACQUISITIONS

2001 Acquisitions

On July 1, 2001, CNET acquired TechRepublic, Inc. (TechRepublic) from Gartner, Inc. The total purchase price was $19.8 million. Final agreement on the purchase price has been reached, resulting in a change in the purchase price allocation from that previously reported. CNET paid approximately $10.8 million in cash and issued 773,341 shares common stock valued at approximately $7.8 million in exchange for all outstanding shares of TechRepublic stock. Acquisition costs were approximately $1.2 million. The number of shares of common stock exchanged was based on the average closing price of CNET stock for ten consecutive trading days ending on the second trading day immediately prior to the closing.

The TechRepublic acquisition has been reflected in the balance sheet at December 31, 2001. The statement of operations of CNET for the year ended December 31, 2001 includes the results of operations of this business since the date of acquisition. The transaction has been accounted for using the purchase method of accounting. The total purchase price of $19.8 million has been allocated to the tangible and intangible assets acquired based on estimates of their respective fair values as follows: intangible assets of approximately $7.0 million that are being amortized over a three-year period, goodwill of approximately $10.7 million, other assets of $9.0 million primarily consisting of accounts receivable of $3.4 million and fixed assets of $4.7 million, and liabilities of $6.9 million.

Although the provisions of SFAS 142 are not effective in their entirety until January 1, 2002, the goodwill acquired in this purchase falls under the condition of SFAS 142 requiring no amortization of goodwill arising from a transaction completed after June 30, 2001. Therefore, goodwill arising from this transaction has not been amortized. CNET's goodwill amortization expense would have been increased by $1.8 million if amortization had been recorded in 2001 for the goodwill acquired in the TechRepublic purchase.

As part of the purchase price allocation, CNET established a liability of approximately $1.9 million for costs related to the abandonment of several leased properties previously occupied by TechRepublic employees. The total costs of these properties included $1.8 million of cash costs and $294,000 of noncash costs. The cash portion was present-valued using a discount rate of 6.0%, CNET's expected borrowing rate, over a five-year period, resulting in a present value of $1.9 million. As of December 31, 2001, $294,000 in noncash costs and $153,000 of cash expenditures were charged against this accrual. At December 31, 2001, a balance of $1.4 million remained in the accrual. (Also, see footnote 11 "Commitments and Contingencies".)

2000 Acquisitions

CNET recorded the following transactions using purchase accounting.

On December 15, 2000, CNET completed the acquisition of CNET Asia Ltd., a joint venture in which CNET held a 19% interest. CNET paid $6.0 million cash for the remaining 81% interest in the joint venture, and recorded goodwill of $6.2 million.

On November 3, 2000, CNET acquired Quote Desk Software Corporation. CNET paid $7.2 million in cash and issued 138,854 shares of common stock valued at $4.4 million, and recorded goodwill of $7.3 million.

On October 17, 2000, CNET completed the acquisition of Ziff Davis, Inc. CNET issued 47 million shares of common stock with a total value of $1.7 billion as of date of closing. CNET recorded goodwill and other intangible assets of $1.5 billion.

On July 14, 2000, CNET completed the acquisition of the remaining 80.1% of Apollo Solutions, Inc. (Apollo). CNET had acquired a 19.9% interest in Apollo on December 8, 1999. CNET paid $2.0 million in cash and issued 312,000 shares of common stock valued at $9.4 million, and recorded goodwill of $17.2 million for all of the outstanding shares of Apollo.

On February 29, 2000, CNET completed the acquisition of mySimon Inc. (mySimon). CNET issued 10.7 million shares of common stock and issued 364,730 options with a combined value of $678.2 million, and recorded goodwill of $668.4 million for all the outstanding shares of mySimon.

On February 15, 2000, CNET completed the acquisition of Digital Media Services, Inc., (DMS). CNET paid $10.7 million in cash and issued 148,611 shares of common stock valued at $7.3 million, and recorded goodwill of $18.0 million for all the outstanding shares of DMS.

1999 Acquisitions

CNET recorded the following transactions using purchase accounting.

On November 4, 1999, CNET completed the acquisition of Manageable Software Services Inc., (MSSI). CNET issued 58,394 shares of common stock to MSSI shareholders valued at $3.0 million, and recorded goodwill of $3.0 million in exchange for all outstanding shares of MSSI.

On October 7, 1999, CNET completed the acquisition of SavvySearch Limited, (Savvy). CNET paid $4.4 million in cash, issued 307,489 shares of common stock to Savvy shareholders valued at $17.6 million, and recorded goodwill of $22.1 million, in exchange for all outstanding shares of Savvy.

On July 29, 1999, CNET completed the acquisition of Nordby International, Inc. (Nordby). CNET paid $5.0 million in cash, issued a note payable due July 29, 2001 for $5.0 million that was paid in full during 2001. CNET also issued 230,017 shares of common stock to Nordby shareholders valued at $10.0 million, and recorded goodwill of $20.0 million in exchange for all outstanding shares of Nordby.

On July 27, 1999, CNET completed the acquisition of GDT, S.A., a Swiss Societe Anonyme, (GDT), which has since been renamed CNET Channel Services, S.A. CNET paid $30.0 million in cash, issued 429,185 shares of common stock valued at $20.0 million, and recorded goodwill of $49.4 million in exchange for all of the outstanding shares of GDT. CNET Channel Services, S.A. is based in Switzerland and has built a multi-language, multi-market database of product information.

On February 26, 1999, CNET acquired substantially all of the assets of Winfiles.com (Winfiles) for a total purchase price of $11.5 million, of which $5.75 million was paid in cash and a note for $5.75 which was paid August 28, 2000. CNET recognized $11.0 million in goodwill.

The following acquisitions were accounted for as a pooling of interests. The financial results of all of these acquisitions were recorded in CNET's consolidated financial statements effective January 1, 1999.

On April 30, 1999, CNET completed the acquisition of Sumo, Inc. (Sumo) in which CNET issued 469,484 shares of common stock to the stockholders of Sumo.

On March 22, 1999, CNET completed the acquisition of KillerApp Corporation (KillerApp). CNET issued an aggregate of 1,046,800 shares of its common stock to the former KillerApp shareholders as consideration.

On February 19, 1999, the CNET completed the acquisition of AuctionGate Interactive, Inc., (AuctionGate). CNET issued 214,168 shares of common stock in exchange for all of the outstanding shares of AuctionGate.

On February 16, 1999, CNET completed the acquisition of NetVentures, Inc. (NetVentures). CNET issued 414,408 shares of common stock in exchange for all of the outstanding shares of NetVentures.

(4) MARKETABLE EQUITY AND DEBT SECURITIES

MARKETABLE DEBT SECURITIES

The following is a summary of available-for-sale marketable debt investments:

                                              December 31, 2001
                                                 (000s)
                           ----------------------------------------------------
                                       Gross      Gross               Estimated
                                     Unrealized Unrealized Interest     Fair
                             Cost      Gains     Losses    Receivable   Value
                           --------  ---------  ---------  ---------  ---------
Short term investments
  Corporate obligations.. $ 15,495  $      48  $      --  $     231  $  15,774
  Commercial paper.......   10,952         --         (3)        --     10,949
  Government agencies....   19,976         --         (4)        65     20,037
                           --------  ---------  ---------  ---------  ---------
                            46,423         48         (7)       296     46,760
                           --------  ---------  ---------  ---------  ---------
Long term investments
  Corporate obligations..   43,700        323        (42)       836     44,817
  Government agencies....   31,962          9       (134)       123     31,960
                           --------  ---------  ---------  ---------  ---------
                            75,662        332       (176)       959     76,777
                           --------  ---------  ---------  ---------  ---------
                          $122,085  $     380  $    (183) $   1,255  $ 123,537
                           ========  =========  =========  =========  =========

                                              December 31, 2000
                                                 (000s)
                           ----------------------------------------------------
                                       Gross      Gross               Estimated
                                     Unrealized Unrealized Interest     Fair
                             Cost      Gains     Losses    Receivable   Value
                           --------  ---------  ---------  ---------  ---------
Short term investments
  Corporate obligations.. $ 14,314  $      12  $     (14) $     270  $  14,582
  Commercial paper.......   35,259                                      35,259
  Government agencies....    3,000         --         --         23      3,023
                           --------  ---------  ---------  ---------  ---------
                            52,573         12        (14)       293     52,864
                           --------  ---------  ---------  ---------  ---------
Long term investments
  Corporate obligations..   64,381         27     (1,176)     1,379     64,611
  Government agencies....   17,017         --        (54)       249     17,212
                           --------  ---------  ---------  ---------  ---------
                            81,398         27     (1,230)     1,628     81,823
                           --------  ---------  ---------  ---------  ---------
                          $133,971  $      39  $  (1,244) $   1,921  $ 134,687
                           ========  =========  =========  =========  =========

The contractual maturities of CNET's short term investments at December 31, 2001 were one year or less while CNET's long term investments had contractual maturities between one and three years. Expected maturities may differ from contractual maturities because issuers of the securities have the right to prepay or call obligations without prepayment penalties.

MARKETABLE EQUITY SECURITIES

The following is a summary of available-for-sale marketable equity investments:

                                        December 31, 2001
                                             (000s)
                           -----------------------------------------
                                       Gross      Gross    Estimated
                           Cost or   Unrealized Unrealized   Fair
                           Valuation   Gains     Losses      Value
                           --------  ---------  ---------  ---------
Short term investments
   Available for sale.... $    372  $       5  $    (188) $     189
                           ========  =========  =========  =========

                                        December 31, 2000
                                             (000s)
                           -----------------------------------------
                                       Gross      Gross    Estimated
                           Cost or   Unrealized Unrealized   Fair
                           Valuation   Gains     Losses      Value
                           --------  ---------  ---------  ---------
Short term investments
   Available for sale.... $ 52,448  $  14,580  $ (11,516) $  55,512

Long term investments
   Available for sale....  101,718         --    (97,343)     4,375
                           --------  ---------  ---------  ---------
                          $154,166  $  14,580  $(108,859) $  59,887
                           ========  =========  =========  =========

(5) DEBT

Below is a summary of CNET's debt:

                                                      December 31,
                                                        (000s)
                                                ----------------------
                                                   2001        2000
                                                -----------  ---------

Trust Automatic Common  Exchange Securities... $        --  $   4,375
5% Convertible subordinated notes.............     172,915    172,915
Other obligations.............................       3,619      8,735
                                                -----------  ---------
                                                   176,534    186,025
Less current maturities.......................         (77)    (5,831)
                                                -----------  ---------
                                               $   176,457  $ 180,194
                                                ===========  =========

In February 2000, CNET issued an indexed debt instrument in a public offering of Trust Automatic Common Exchange Securities (TRACES) by NBCi through an Automatic Common
Exchange Security Trust (the Trust). The TRACES offering consisted of 1,250,000 instruments, which were sold for $81.38 per share, with gross proceeds to CNET of $102.0 million ($82.0 million net of
$20.0 million prepaid interest described below). The TRACES bore interest at an annual rate of
7.25%, which was to be paid on a quarterly basis by the Trust. The TRACES were payable on February
15, 2003.

The TRACES were used to hedge the fair value of the designated NBCi common stock.
On April 9, 2001, NBC announced that it would purchase the remaining outstanding shares of NBCi that it did not already own at a price of $2.19 a share.  Accordingly as of March 31, 2001, CNET adjusted its holdings in the designated NBCi stock and its long-term debt related to the TRACES to reflect the buy-back price.  At that time, both the stock and the TRACES had a carrying value of $2.7 million resulting in a realized gain of $1.6 million on the debt with an offsetting loss on the stock for the current year.

On August 31, 2001, NBC acquired the remaining NBCi shares.  Based on the TRACES agreement, upon this event, the maturity date for the TRACES accelerated, and the holders received an amount of cash per security equal to the cash consideration paid by NBC for each share of NBCi stock plus a pro rata amount of the proceeds of the liquidation of Treasury securities held by the
Trust for the purpose of funding interest on the TRACES.  In conjunction with this accelerated repayment, CNET recorded an extraordinary loss of $10.6 million ($6.3 million, net of tax benefit of
$4.3 million) consisting of $9.0 million of early interest payment, which was not refundable, and a write-off of $1.6 of capitalized debt issue costs.

On October 17, 2000, CNET completed the acquisition of ZDNet.  As a result of this acquisition, CNET assumed $614,000 of notes payable.  These notes remained outstanding after a tender offer by Ziff-Davis of its 8&half:% Senior Subordinated Notes due 2008 with interest payable semiannually on May 1 and November 1.

On July 27, 1999, CNET completed the acquisition of GDT. As a result of the acquisition of GDT, CNET assumed a 5% mortgage loan for the GDT building with a principal balance of
$700,000 as of December 31, 2000. The term of the loan is 36 years. On April 24, 2000, GDT S.A., renamed CNET Channel Services, S.A., acquired additional property that CNET funded with additional
5% mortgage loans of $2.4 million over a 20-year term. At December 31, 2001 CNET's obligation under these loans was $3.0 million.

On July 29, 1999, CNET completed the acquisition of Nordby International, Inc., a
Colorado corporation, ("Nordby") through a merger of Nordby into CNET. Pursuant to the merger, CNET issued a note payable due July 29, 2001 for $5.0 million with an imputed interest rate of 8%.  In
June 2001, CNET entered into an agreement with the holder of the promissory note whereby a payment of $295,000 was made in July 2001 to an affiliate of the note holder, and then on October 3, 2001, approximately $5.6 million was paid to the note holder in full satisfaction of the note and all accrued interest outstanding.

On March 8, 1999, CNET completed a private placement with gross proceeds of
$172.9 million of 5% Convertible Subordinated Notes, due 2006 (the "Notes") The Notes are
convertible into CNET's common stock after June 7, 1999 at a conversion price of $37.40625 per share, subject to certain conditions, at the option of the note holder.

The aggregate annual principal payments for the notes and loans payable outstanding as of December 31, 2001, are summarized as follows:

        YEAR ENDING DECEMBER 31,                  (000s)
----------------------------------------------  -----------
          2002................................ $        77
          2003................................          76
          2004................................          75
          2005................................          74
          2006................................     172,988
         Thereafter...........................       3,244
                                                -----------
                                               $   176,534
                                                ===========

(6) INCOME TAXES

The provision for income taxes is as follows:

                                        Year Ended December 31,
                                               (000s)
                                 ----------------------------------
                                    2001        2000        1999
                                 ----------  ----------  ----------
Current:
Federal........................ $  (11,771) $   66,043  $   30,434
State and foreign..............     (4,756)     11,746       9,598
                                 ----------  ----------  ----------
Total current..................    (16,527)     77,789      40,032
                                 ----------  ----------  ----------
Deferred:
Federal........................    (47,145)   (163,096)    171,773
State and foreign..............       (985)    (24,292)     45,510
                                 ----------  ----------  ----------
Total deferred.................    (48,130)   (187,388)    217,283
                                 ----------  ----------  ----------
                                $  (64,657) $ (109,599)    257,315
                                 ==========  ==========  ==========

In addition, there was a tax benefit in the amount of $4.3 million that was applied to the extraordinary loss due to early debt repayment in 2001.

CNET's effective tax rate differs from the statutory federal income tax rate of
35% as shown in the following schedule:

                                        Year Ended December 31
                                 ----------------------------------
                                    2001        2000        1999
                                 ----------  ----------  ----------
Income tax expense
  at statutory rate............      35.00%     35.00%     35.00%
Non deductible goodwill
  amortization and impairment....   (32.13)%    (18.57)%        --
Permanent differences..........      (0.01)%     (0.11)%      0.63%
State tax......................       5.99%      5.86%      5.30%
State rate change..............       0.01%     (0.89)%        --
Other..........................       0.60%      0.07%     (2.70)%
Valuation allowance............      (6.30)%     (2.90)%        -- %
                                 ----------  ----------  ----------
Effective tax rate.............       3.16%     18.46%     38.23%
                                 ==========  ==========  ==========

The 2001 effective tax rate differs from the federal statutory rate primarily as a result of CNET's inability to deduct the losses related to the impairment of goodwill and the increase in valuation allowance.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets/(liabilities) are presented below:

                                        Year Ended December 31,
                                               (000s)
                                 ----------------------------------
                                    2001        2000        1999
                                 ----------  ----------  ----------
Net operating loss carryforward $   70,404  $   40,474  $       --
Properties and intangibles.....     59,302      14,232       2,095
Accruals, reserves and other. .     10,263      (2,302)      4,708
Unrealized gain/ deferred loss
  from investments available
  for sale.....................     57,923      36,981     (80,893)
Gain on sale of marketable
  equity securities............         --     (41,637)   (225,458)
State taxes....................        175      14,304          --
Stock based compensation.......         --      (5,515)         --
Other..........................        110         627       1,372
                                 ----------  ----------  ----------
                                   198,177      57,164    (298,176)
Less valuation allowance.......   (179,942)    (50,077)         --
                                 ----------  ----------  ----------
                                $   18,235  $    7,087  $ (298,176)
                                 ==========  ==========  ==========

The valuation allowance increased from $50.1 million at December 31, 2000 to
$179.9 million at December 31, 2001.  The increase in the valuation allowance was due to deferred tax assets for which sufficient uncertainty exists regarding their future realization.  The valuation allowance increased from zero at December 31, 1999 to $50.1 million at December; 31, 2000 due to net operating losses related to the ZDNet acquisition that were subject to limitations on their utilization due to the change in ownership.

CNET has established a valuation allowance on deferred tax assets where sufficient uncertainty exists regarding the future realization of deferred tax assets.  Such uncertainty is related to limitations on utilization of such losses due to tax statutes and CNET's lack of control over the timing of liquidation of privately held investments, as well as uncertainty as to the amount of expected future taxable income to be generated by CNET.

At December 31, 2001, CNET had net operating losses of $194.8 million, which will begin to expire in 2011. Approximately $116.0 million was related to federal net operating losses from the ZDNet acquisition, which took place in 2000, and are subject to limitations on their utilization due to the change in ownership.  Additional federal net operating losses of $52.1 million were generated in 2001 primarily related to losses on investments.  The federal net operating losses generated in 2001 will be used to offset prior years' taxable income.  Also included in the $194.8 million of net operating losses are cumulative foreign net operating losses of $26.7 million.

(7) STOCKHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK

CNET issued common stock pursuant to acquisitions of 773,341 shares,
58,345,793 shares and 2,700,447 shares in 2001, 2000 and 1999, respectively.

On March 8, 1999 and May 10, 1999, CNET effected a two-for-one split of its common stock. The accompanying consolidated financial statements have been retroactively adjusted to reflect the stock splits.

STOCK OPTION PLAN

In 1994, the Board of Directors adopted a Stock Option Plan (the 1994
Plan) pursuant to which CNET's Board of Directors may grant stock options to officers and key employees. The 1994 Plan authorizes grants of options to purchase up to 11,000,000 shares of common stock.  In 1997, the stockholders approved the 1997 Stock Option Plan (the 1997 Plan).  The 1997
Plan authorizes grants of options to purchase up to 12,400,000 shares of common stock.  In 2000,
CNET's Board of Directors adopted the 2000 Stock Option Plan, which authorizes the grant of options to purchase up to 5,000,000 shares.  In 2001, CNET's Board of Directors adopted the CNET Network,
Inc. 2001 Stock Incentive Plan, which authorizes the grant of up to 7,500,000 shares of common stock.  At December 31, 2001, 6,896,436 options were outstanding under the 2001 Plan.  Each of the
1994, 1997 and 2000 Plans was approved by the stockholders of CNET. In addition, CNET assumed the
mySimon 1998 Amended and Restated Stock Plan in 2000, the Ziff-Davis 1998 Incentive Compensation
Plan in 2000, and the TechRepublic, Inc. 1999 Stock Option Plan in 2001 in connection with its acquisitions of mySimon, Ziff-Davis and TechRepublic.  Stock options for the 1994, 1997, 2000 and
2001 Plans are granted with an exercise price equal to the fair market value at the date of grant.
All stock options have 10-year terms and generally vest and become fully exercisable four years from the date of grant.

A summary of the status of CNET's stock option plans as of December 31, 2001,
2000 and 1999, and changes during each of the years then ended is as follows:

                                                  Weighted
                                      Number      Average
                                        Of        Exercise
                                      Shares       Prices
                                   ------------  ----------
 Balance as of December 31, 1998..  10,155,768  $     6.19
 Granted..........................   5,061,920       31.98
 Exercised........................  (2,330,613)       4.28
 Canceled.........................  (1,421,563)      11.30
                                   ------------
 Balance as of December 31, 1999..  11,465,512       17.33
 Granted..........................  22,741,669       21.60
 Exercised........................  (2,731,398)       7.31
 Canceled.........................  (1,343,550)      23.44
                                   ------------
 Balance as of December 31, 2000..  30,132,233       20.86
 Granted..........................  13,793,636        7.54
 Exercised........................  (1,960,818)       7.07
 Canceled.........................  (9,842,386)      23.18
                                   ------------
 Balance as of December 31, 2001..  32,122,665  $    15.27
                                   ============  ==========

As of December 31, 2001, 2000, and 1999, the number of
options exercisable was 13,499,284, 12,537,710 and 2,944,082, respectively, and the weighted average exercise price of those options was $18.06, $17.83 and $5.94, respectively. As of December 31, 2001, there were 1,130,111 additional shares available for grant under the plans.

CNET applies APB Opinion No. 25 in accounting for the Plans and, accordingly, no compensation cost has been recognized for the Plans in the financial statements. Had CNET determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123,
CNET's net income (loss) and net income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below:

                                            Year Ended December 31,
                                        (000s, except per share data)
                                       ---------------------------------
                                          2001        2000       1999
                                       -----------  ---------  ---------
Net income (loss)
  As reported........................ $(1,989,488) $(483,980) $ 416,908
  Proforma........................... $(2,043,408) $(544,462) $ 389,596
Basic net income (loss) per share
  As reported........................ $    (14.52) $   (5.18) $    5.80
  Proforma........................... $    (14.91) $   (5.83) $    5.42
Diluted net income (loss) per share
  As reported........................ $    (14.52) $   (5.18) $    5.05
  Proforma........................... $    (14.91) $   (5.83) $    4.67

The effects of applying SFAS 123 in this pro forma disclosure is not indicative of the effects on reported results for future years. SFAS No. 123 does not apply to awards prior to 1995.

The weighted-average fair value of options granted in 2001, 2000, and 1999, was
$5.72, $16.27 and $23.74, respectively.

The fair value of each option grant is estimated on the date of grant using the
Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999: no dividend yield, expected volatility of 99%, 96% and 92%, respectively, risk-free interest rate of 4.42%, 6% and 5%, respectively, and an expected life of five years for all years.

The following table summarizes information about stock options outstanding as of
December 31, 2001:

                            Options Outstanding          Options Exercisable
                   ----------------------------------  ---------------------
                                Weighted
                     Number      Average    Weighted     Number      Weighted
                   Outstanding  Remaining    Average   Exercisable   Average
    Range of          As of     Contractual Exercise      As of      Exercise
  Exercise Prices   12/31/01      Life        Price     12/31/01      Price
  ---------------  -----------  ---------   ---------  -----------   -------
$  0.07  $  0.07        3,720        6.6  $     0.07        3,720  $   0.07
$  0.57  $  0.60        9,260        4.5  $     0.59        7,956  $   0.60
$  1.08  $  1.18       36,184        7.6  $     1.18       25,088  $   1.18
$  2.15  $  3.08      212,988        5.1  $     2.64      183,316  $   2.69
$  3.25  $  4.82    5,871,369        9.6  $     3.43      156,689  $   3.54
$  4.96  $  7.38    4,431,789        5.9  $     6.57    4,134,284  $   6.56
$  7.80  $ 11.67    6,588,118        7.6  $    10.14    1,581,038  $   8.82
$ 11.88  $ 17.69    2,322,340        7.5  $    13.61    1,222,686  $  13.83
$ 18.02  $ 27.00    8,587,676        8.4  $    20.88    3,210,167  $  21.35
$ 27.08  $ 40.44    2,577,137        7.6  $    32.79    2,012,840  $  33.03
$ 40.67  $ 60.81    1,375,879        7.2  $    52.14      913,855  $  50.93
$ 61.09  $ 74.00      106,205        7.8  $    65.19       47,645  $  65.49
                   -----------                         -----------
$  0.07  $ 74.00   32,122,665        7.9  $    15.27   13,499,284  $  18.06
                   ===========                         ===========

In conjunction with the acquisition of mySimon, 4,344,529
shares were issued in the form of restricted and issued stock in exchange for acquiree stock options. Restricted stock is subject to repurchase by CNET at between $7.50 and $13.17 per share in the event of termination of employment. Such shares are released from the repurchase provisions on a ratable basis as the stockholder remains in the employment of CNET.  At December 31, 2001, 13,142 shares of this restricted stock remained outstanding.

EMPLOYEE STOCK PURCHASE PLAN

In July 1996, CNET adopted an Employee Stock Purchase Plan that covers substantially all employees, whereby participants may elect to purchase CNET's stock.  The purchase price varies each quarter and is 85% of the lower of the closing price at the beginning of the quarter and the closing price at the end of the quarter for the first and third quarters of the year or the lower of the closing price at the beginning of the prior quarter and the closing price at the end of the current quarter for the second and fourth quarters of the year.  Employee contributions consist of a percentage of their compensation.  The maximum percentage of compensation that an employee may contribute to purchase CNET stock is 15%.

(8) GOODWILL IMPAIRMENT

CNET periodically assesses the carrying amounts of its long-lived assets, identifiable intangibles and goodwill to determine if there has been an event or change in circumstances that would indicate that the carrying amounts of these assets may not be recoverable.
The decline in CNET's stock price once trading reopened after the events of September
11th, the continued decline in market values of businesses in the media industry and the continued further decline in the overall markets indicated that the carrying amounts of these assets may not be recoverable. CNET evaluated whether an impairment had occurred by comparing the carrying value of its long-lived assets, including goodwill, to undiscounted (and without interest charges)
future cash flows.  CNET measured the impairment charge by comparing the carrying value of the assets to their fair value. This analysis was performed at the enterprise-wide level due to the lack of available cash flow information associated with the individual intangible assets.  The analysis indicated that an impairment charge of $1.1 billion needed to be recorded and is reflected in the results of operations for the year ended December 31, 2001.

(9) NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss)
per share:

                                                  Year Ended December 31,
                                               (000s except share and per share data)
                                             ---------------------------------------
                                                 2001         2000          1999
                                             ------------  -----------  ------------
Basic Earnings Per Share
Income (loss) available to common
   stockholders before extraordinary item.. $ (1,983,228) $  (483,980) $    416,908
Extraordinary loss, net of tax benefit.......     (6,260)          --            --
                                             ------------  -----------  ------------
Adjusted income (loss) available to
   common stockholders......................$ (1,989,488) $  (483,980) $    416,908
                                             ============  ===========  ============

Weighted average shares - basic............  137,062,987   93,460,649    71,820,082
                                             ============  ===========  ============
Basic income (loss) per common share before
  extraordinary item........................$     (14.47) $     (5.18) $       5.80
Extraordinary loss per common share,
  net of tax benefit.........................      (0.05)          --            --
                                             ------------  -----------  ------------
Basic income (loss) per common share........$     (14.52) $     (5.18) $       5.80
                                             ============  ===========  ============

Diluted Earnings Per Share
Income (loss) available to common
   stockholders before extraordinary item...$ (1,983,228) $  (483,980) $    416,908
Interest income, net of taxes available to
   convertible subordinated noteholders....           --           --         4,471
                                             ------------  -----------  ------------
Net income (loss) available to common
   stockholders before extraordinary item.... (1,983,228)    (483,980)      421,379
Extraordinary loss, net of tax benefit.......     (6,260)          --            --
                                             ------------  -----------  ------------
Adjusted income (loss) available to
   common stockholders..................... $ (1,989,488) $  (483,980) $    421,379
                                             ============  ===========  ============

Weighted average shares....................  137,062,987   93,460,649    71,820,082
  Incremental shares from assumed conversio
        Options............................           --           --     7,362,648
        Warrants...........................           --           --        427989
        Convertible subordinated note......           --           --     3,762,301
                                             ------------  -----------  ------------
Adjusted weighted average
   shares - diluted........................  137,062,987   93,460,649    83,373,020
                                             ============  ===========  ============

Diluted income (loss) per common share before
  extraordinary item........................$     (14.47) $     (5.18) $       5.05
Extraordinary loss per common share,
  net of tax benefit.........................      (0.05)          --            --
                                             ------------  -----------  ------------
Diluted net income (loss) per share........ $     (14.52) $     (5.18) $       5.05
                                             ============  ===========  ============

Basic and diluted net loss per share for the year ended
December 31, 2001 does not include the effect of approximately 2,405,972 common shares related to options with an average exercise price of $6.97, approximately 189,336 shares of unvested restricted stock with an average exercise price of $1.22, and approximately 4,622,624 common shares related to the Convertible Subordinated Debt offering with an average exercise price of $37.40 because their effect is anti-dilutive. Basic and diluted net loss per share for the year ended December 31, 2000 does not include the effect of approximately 6,545,111 common shares related to options with an average exercise price of $16.79, approximately 544,628 shares of unvested restricted stock with an average exercise price of $1.21, and approximately 4,622,624 common shares related to the
Convertible Subordinated Debt offering with an average exercise price of $37.40 because their effect is anti-dilutive. Diluted net income per share for the year ended December 31, 1999, does include the effect of approximately 7,362,648 common shares related to options with an average exercise price of $10.46, 427,989 common shares related to warrants with an average exercise price of $1.38, and the potential conversion of convertible debt to approximately 3,762,301 common shares related to the Convertible Subordinated Debt offering with an average exercise price of $37.40 because their effect is dilutive.

The shares used in calculating the basic and diluted net income (loss) per share have been adjusted in prior periods to reflect the Sumo, NetVentures, AuctionGate, and KillerApp transactions as outstanding for all periods, and the two-for-one stock splits on March 8, 1999 and
May 10, 1999.

(10) COMPREHENSIVE INCOME (LOSS)

CNET has adopted the provisions of SFAS No. 130, "Reporting Comprehensive
Income", which established standards for reporting and disclosures of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements.

The changes in the components of other comprehensive income (loss) for the years ended December 31, 2001, 2000, 1999 are as follows:

                                                           December 31,
                                                             (000s)
                                             ---------------------------------------
                                                 2001         2000          1999
                                             ------------  -----------  ------------
Unrealized holding gain (loss)from:
 Marketable equity securities.............. $    (64,682) $  (297,742) $    203,463
 Marketable debt securities................           --           25        (1,230)
 Debt obligations..........................           --       97,344            --
Deferred tax asset (liability) related to
  unrealized holding gains (losses)........       25,873      117,874       (80,893)
                                             ------------  -----------  ------------
                                                 (38,809)     (82,499)      121,340
Foreign currency translation gain (loss)...      (11,852)      (1,038)           69
                                             ------------  -----------  ------------
                                            $    (50,661) $   (83,537) $    121,409
                                             ============  ===========  ============

The components of other comprehensive income were:

                                                  Year Ended December 31,
                                                             (000s)
                                             ---------------------------------------
                                                 2001         2000          1999
                                             ------------  -----------  ------------
Net income (loss)...........................$ (1,989,488) $  (483,980) $    416,908
                                             ============  ===========  ============
Other comprehensive income, net of tax:
 Unrealized holding gains arising
  during the period........................ $     13,416  $     8,772  $    121,340
 Unrealized holding losses arising
  during the period........................      (52,225)     (91,271)           --
 Foreign currency translation gain (loss)..      (11,852)      (1,038)           69
                                             ------------  -----------  ------------
  Comprehensive income (loss).............. $ (2,040,149) $  (567,517) $    538,317
                                             ============  ===========  ============

(11) COMMITMENTS AND CONTINGENCIES

CNET has several non-cancelable operating leases primarily for general office, facilities, and equipment that expire over the next 18 years. Future minimum lease payments under these leases are as follows:

                                  Operating
                                    Leases
  YEAR ENDING DECEMBER 31,          (000s)
--------------------------------  ----------
          2002.................. $   26,911
          2003..................     26,045
          2004..................     24,706
          2005..................     20,594
          2006..................     16,716
         Thereafter.............    175,478
                                  ----------
 Total minimum lease payments... $  290,450
                                  ==========

Minimum payments have not been reduced by minimum sublease
rentals of $6.6 million due through August 2005 under noncancelable subleases.  Sublease income from operating leases was $1.1 million for the year ended December 31, 2001. Rental expense from operating leases amounted to $15.6 million, $8.8 million and $4.2 million for the years ended
December 31, 2001, 2000 and 1999, respectively.

During 2001, CNET purchased $623,000 of computer equipment under capital leases.
Total accumulated amortization on these assets was $94,000 at December 31, 2001.  The current portion of $267,000 is included in accrued liabilities, and the long-term portion of $218,000 is included in other non-current liabilities.  Future minimum lease payments under these leases are as follows:

                                   Capital
                                    Leases
  YEAR ENDING DECEMBER 31,          (000s)
--------------------------------  ----------
          2002.................. $      267
          2003..................        185
          2004..................         33
                                  ----------
 Total minimum lease payments... $      485
                                  ==========

At December 31, 2000 and 1999, CNET held no equipment under
capital lease agreements.

In May 2000, CNET entered into a lease in San Francisco for a building of approximately 283,000 square feet, and commenced occupancy in the fourth quarter of 2001.  This building houses a majority of CNET's San Francisco employees and will accommodate growth.  During the fourth quarter of 2000, CNET completed its acquisition of ZDNet, which increased the number of facilities under lease, particularly in San Francisco, New York and Cambridge, Massachusetts.
Subsequent to the acquisition, CNET evaluated its staffing requirements related to a more challenging business environment and focused on increasing efficiencies in its operations, which resulted in reductions in workforce in the first and third quarters of 2001.

During the third and fourth quarters of 2001, CNET completed an evaluation of its real estate requirements taking into account the workforce reductions that had occurred, the completion of its new facility in San Francisco, and redundant facilities elsewhere within the U.S and internationally.  This evaluation resulted in the consolidation or abandonment of several leased facilities.  Due to the decline in the commercial real estate markets in these locations, it is expected that these leased facilities will be vacant for several quarters, and once they are subleased, it will be at rates below current contractual requirements.  In connection with these abandoned leases, CNET recorded an expense of $21.3 for the year ended December 31, 2001, as well as an adjustment to the ZDNet purchase allocation of $1.6 million.  The charge of $21.3 million consisted of $19.6 million in the third quarter of 2001 for U.S. facilities and $1.7 million in the fourth quarter of 2001 for non-U.S. facilities.  These charges were based on the difference between the expected cash outflows and the expected cash inflows related to these vacated properties.  The net expense was estimated to be approximately $16.7 million over the next five years.  This amount was present valued using a discount rate of 6.0% resulting in a charge of $14.1 million and purchase price adjustment of $1.6 million.  In addition, approximately $7.2 million of leasehold improvements and furniture were to be written-off.  The total charge of $21.3 million is reflected in the
Statement of Operations for the year ended December 31, 2001 in the General and administrative caption.  As of December 31, 2001, cash charges of $2.4 million and noncash charges of $7.1 million have been taken against this accrual.  At December 31, 2001, a balance of $13.3 million remained in this accrual. (Also see footnote 3 "Acquisitions" for a discussion of lease abandonment costs associated with the acquisition of TechRepublic.)

As a result of the acquisition of ZDNet, CNET assumed a $20.4 million liability relating to ZDNet's prior divestiture of Ziff Davis Media and ZDNet's pre-acquisition exit of one of its divisions. This liability was comprised of investment banking and legal services and exit costs including office closure and contract termination costs. As of December 31, 2000, a balance of $5.9 million was remaining.  During 2001, CNET incurred cash charges of $3.3 million and non-cash charges against the provision.  In addition, approximately $2.0 million of the liability was reversed as it was no longer required, and therefore, goodwill related to the ZDNet purchase was reduced.  The balance of this provision was $619,000 at December 31, 2001.

In conjunction with the ZDNet acquisition, CNET assumed a guarantee of the obligations of Ziff Davis Media Inc. under a New York City office lease for a total of 399,773 square feet.  In connection with that guarantee, CNET also has a letter of credit for $15.0 million outstanding as a security deposit.  This lease expires in 2019. The average cost per square foot is approximately thirty dollars over the remaining term of the lease.  Through a sublease from Ziff
Davis Media Inc., CNET currently occupies 49,140 square feet of the office space covered under this lease.  Ziff Davis Media Inc. currently occupies 206,176 square feet of this space.  There are two additional sublessees, The Bank of New York and Softbank, who collectively occupy a total of 144,457 square feet.  As of December 31, 2001, the total minimum lease payments remaining until the end of the lease term were $196.5 million, excluding the amounts attributable to CNET's sublease which are disclosed in the operating lease schedule above.

(12) MAJOR CUSTOMERS AND CONTRACTS

CUSTOMERS

For the years ended December 31, 2001, 2000 and 1999 there were no customers that contributed more than 10% of CNET's revenues.

CONTRACTS

In early 2000, ZDNet sold the majority of its print publishing assets to
Ziff Davis Media Inc., an unrelated party. On April 7, 2000, prior to its acquisition by CNET, ZDNet entered into a five-year content licensing agreement with Ziff Davis Media Inc., whereby ZDNet had the exclusive online rights to use and redistribute materials produced by certain Ziff Davis Media
Inc. print publications and the exclusive right to operate web sites for those print publications.
Under this agreement, ZDNet was to pay an annual royalty to Ziff Davis Media Inc. based on worldwide online revenues of ZDNet, on a sliding scale of 5% royalty on the first $100.0 million in revenues,
4% on the next $50.0 million and 3% on revenues above $150.0 million yearly. This agreement was amended on January 19, 2001 such that beginning March 1, 2001 CNET was able to use the content of those print publications on a semi-exclusive basis, for twelve months, with all rights expiring on
March 1, 2002 and CNET will transfer the publication web sites over to Ziff Davis Media Inc. over the course 2001. Under the amended terms, payment for the period from March 1, 2001 to March 1,
2002, was fixed at $4.5 million.

On April 7, 2000, ZDNet also entered into a three-year agreement with Ziff Davis
Media Inc., whereby ZDNet would have the right to receive certain services (production, distribution, circulation and benchmark information) related to the publication of ZDNet's Computer
Shopper print publication. ZDNet was to pay all direct production, distribution and circulation costs, plus a share of departmental overhead expenses (approximately $1.0 million annually), plus a
$5.0 million annual service fee. This agreement was amended on January 19, 2001 such that, beginning
March 1, 2001, CNET will have the option of receiving the same services for up to two years, through
March 1, 2003. CNET will pay all direct production, distribution and circulation costs, but will not incur the cost of a share of departmental overhead expenses, plus a $2.0 million one time service fee.

(13) SEGMENT AND GEOGRAPHIC INFORMATION

Based on the criteria established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", currently CNET globally operates in one business segment focused on providing technology-related information to businesses and individuals.
CNET has wholly owned operating subsidiaries in England, France, Germany, Switzerland, Singapore and
Australia.  These properties were primarily acquired through the ZDNet acquisition in October 2000.
International revenues prior to the ZDNet acquisition were not significant.  Revenue is attributed to individual countries according to the international online property that generated the revenue.
International revenues accounted for 15% and 4% of net revenues during the years ended December 31,
2001 and 2000, respectively.  No single foreign country accounted for more than 10% of net revenues for the year ended December 31, 2001.

The following table sets forth net revenues and long-lived assets information for geographic areas:

         (000s)                                    U.S.    International   Total
                                                -----------  --------- -----------
         2001
         Net revenues......................... $   243,351  $  42,454 $   285,805
         Long-lived assets....................     438,170     16,361     454,531
         2000
         Net revenues......................... $   252,253  $  11,766 $   264,019
         Long-lived assets....................   2,150,339     12,438   2,162,777

Long-lived assets consist of property and equipment,
intangible assets and goodwill.  Goodwill is held only by the U.S. parent as it is not practicable to disaggregate goodwill by geographic area, and therefore, CNET's goodwill is considered to be held on an enterprise-wide basis.

(14) RELATED PARTY TRANSACTIONS

CNET has entered into an agreement with Clear Channel Communications for the exclusive right to provide programming and sell advertising on a San Francisco, California radio station owned by Clear Channel.  In 2001, CNET paid approximately $900,000 to Clear Channel for those rights.  Randall Mays, a Director and Chief Financial Officer of Clear Channel, is a member of
CNET's Board of Directors and serves as Chairman of the Audit Committee.  The agreement was originally negotiated with AMFM, Inc., the owner of the San Francisco radio license, prior to the acquisition of that company by Clear Channel.

CNET and an affiliate of Softbank Corp. were joint owners of a company that is the licensee and operator of CNET's ZDNet brand and online content in Japan.  In March 2002, CNET sold its interest in the company to Softbank and entered into a three-year license by which it will continue to license the ZDNet brand and content to that company.  In addition, CNET and an affiliate of Softbank Corp. are joint owners of a company that is the licensee and operator of CNET's ZDNet brand and online content in Korea.  Neither transaction is material to CNET's financial results.
Eric Hippeau, President and Executive Managing Director of Softbank International Ventures, is a
member of CNET's Board of Directors and serves on the Compensation Committee.

Included in other assets on the accompanying balance sheets is a loan to a former employee of CNET for $500,000 with an interest rate of 7% per annum due and payable on April 30,
2002.

On May 9, 1999, CNET entered into an agreement to sell its effective 40%
ownership in Snap.com, a free Internet directory, search and navigation portal service controlled by
NBC Multimedia, Inc. The new company was called NBC Internet (NBCi). NBCi was established upon the merger of SNAP! LLC, Xoom.com, Inc., and certain Internet related properties of the National
Broadcasting Company, Inc. (NBC) or its affiliates, including NBC.com, Videoseeker.com, NBC
Interactive Neighborhood and a 10% interest in CNBC.com. Upon the closing of the transaction in
November, 1999, CNET received common stock aggregating approximately 13% of NBC Internet, which is a publicly traded company. In connection with the transaction, CNET recorded a net gain of $324.4 million in 1999.  On August 31, 2001, NBC acquired all NBCi stock not already owned by NBC.  CNET no longer has any common stock holdings in NBCi.

(15) LEGAL PROCEEDINGS

In August 1999, Simon Property Group (SPG) filed a trademark infringement suit against mySimon, Inc. (mySimon), a subsidiary of CNET acquired on February 28,
2000, in federal district court in Indianapolis.  SPG alleged that the mySimon trademark infringed
SPG's "Simon" trademark.  On August 31, 2000, following a trial on the subject, the jury found in favor of SPG and awarded damages against mySimon in the amount of $11.5 million in compensatory damages, $5.3 million for corrective advertising, and $10.0 million in punitive damages. On
September 25, 2000, the court entered an order establishing an escrow for royalties pending final resolution of the litigation where mySimon pays into escrow 2% of its gross cash receipts each month.

On January 24, 2001, the judge eliminated the $11.5 million compensatory damages award, reduced the $10.0 million punitive damages award to the statutory minimum of $50,000, and offered SPG the opportunity to accept ten dollars (a remittitur) for damages attributable to corrective advertising in exchange for immediate entry of judgment for the entire case in lieu of a re-trial on the subject of corrective advertising.  On February 14, 2001, SPG filed its election to seek a re-trial on the issue of corrective advertising in lieu of the ten-dollar remittitur.  The re-trial originally scheduled to begin on October 29, 2001 and rescheduled to January 9, 2002, has now been taken off calendar pending a ruling from the court on whether the re-trial should be dismissed.  Under Indiana law, the amount of punitive damages is capped at the greater of three times compensatory damages or $50,000.  Accordingly, it is not possible to determine the amount of punitive damages, if any, that may be payable until the issue of damages for corrective advertising has been resolved.  It is not possible to predict the amount of damages attributable to corrective advertising that could be awarded in a re-trial, however such amounts, if settled adversely to CNET, could be material to CNET's results of operations and financial condition.  Accordingly, no provision for ultimate settlement of these issues has been included in the accompanying condensed consolidated financial statements.

The judge's January 24, 2001 order also provided that if the jury's verdict of trademark infringement is upheld on appeal, mySimon will be required to change its name and domain name. The judge's January 24, 2001 order states that when final judgment is entered he will stay the name change pending the completion of the appeal process. If the jury's verdict of infringement is upheld on appeal, mySimon will have 60 days to change its name after the appellate court rules and will be entitled to redirect traffic from www.mysimon.com to its new website for one year following the name change.  mySimon plans to appeal the finding of trademark infringement once judgment is entered in the lower court.  In 2001, SPG appealed the judge's order to the 7th Circuit, requesting that mySimon change its name and domain name immediately, and that mySimon be limited to thirty days to redirect users to a new website.  The 7th Circuit dismissed SPG's appeal on March 13, 2002.

On December 7, 2001, mySimon filed a motion for a new trial based on newly discovered evidence it believes SPG should have produced prior to the August 2000 trial.  Discovery surrounding the new evidence is ongoing.

On October 17, 2000, we acquired Ziff-Davis, Inc. (Ziff-Davis), which was a defendant in the following cases:

Following a decline in the price per share of Ziff-Davis common stock leading up to October 1998, eight securities class action suits were filed against Ziff-Davis and certain of its directors and officers in the United States District Court for the Southern District of New
York. The complaints alleged that the registration statement relating to the ZDNet tracking stock
IPO on April 28, 1998 contained false and misleading statements and failed to disclose facts that could have indicated an impending decline in Ziff-Davis' revenue. The complaints sought on behalf of a class of purchasers of Ziff-Davis common stock from the date of the IPO through October 8, 1998, unspecified damages, interest, fees and costs, rescission and injunctive relief such as the imposition of a constructive trust upon the proceeds of the IPO.  The parties have agreed to settle the case, and the court entered a preliminary settlement order on December 4, 2001.  A hearing to consider final approval of the settlement was held on March 13, 2002.  CNET estimates at this time that it will incur no liability due to its insurance coverage.  Accordingly, no provision for such matters has been included in the consolidated financial statements.

Two shareholder class action lawsuits were filed in the United States District
Court for the Southern District of New York on August 16, 2001 and September 26, 2001, against Ziff-
Davis, Eric Hippeau and Timothy O'Brien, and investment banks that were the underwriters of the public offering of ZDNet series of Ziff-Davis stock (the ZDNet Offering).  One of the complaints also names CNET as a defendant, as successor in liability to Ziff-Davis. The complaints are similar and allege violations of the Securities Act of 1933, and one of the complaints also alleges violations of the Securities Exchange Act of 1934. The complaints allege the receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the ZDNet Offering and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices.  Plaintiffs allege that the Prospectus for the ZDNet Offering was false and misleading in violation of the securities laws because it did not disclose the arrangements.  The action seeks damages in an unspecified amount.
The action is being coordinated with over 300 nearly identical actions filed against other companies.  No date has been set for any responses to the complaints.  CNET believes it is entitled to indemnification from the underwriters, however it has not received confirmation of coverage to date.

There are no other legal proceedings to which CNET is a party, other than ordinary routine litigation incidental to its business that is not expected to be material to the business or financial condition of CNET.

(16) QUARTERLY FINANCIAL DATA (unaudited)

                                                      QUARTER ENDED
                                          (000s, EXCEPT PER SHARE DATA)
                                     --------------------------------------------------
                                       March        June        September     December
                                        31           30            30            31
                                     ---------    ---------    -----------    ---------
2001(3)
Net Revenues....................... $  75,152    $  71,089    $    69,316    $  70,248
Gross profit.......................    32,390       25,835         19,172       30,323
Amortization of
  goodwill and intangibles.........   205,460      206,794        206,262       60,086
Operating loss(8)..................  (227,466)    (231,807)    (1,330,557)(7)  (77,295)
Loss before income taxes and
  extraordinary item.................(341,632)(6) (235,412)    (1,390,875)     (79,966)
Loss before extraordinary item.....  (316,575)    (218,123)    (1,367,373)     (81,157)
Net loss...........................  (316,575)    (218,123)    (1,373,633)     (81,157)
Basic net loss per share
   before extraordinary item....... $   (2.33)   $   (1.60)   $     (9.93)   $   (0.59)
Diluted net loss per share
   before extraordinary item....... $   (2.33)   $   (1.60)   $     (9.93)   $   (0.59)

2000(1)(2)
Net Revenues....................... $  44,366    $  52,239    $    56,439    $ 110,975
Gross profit.......................    26,846       37,928 (5)     38,720 (5)   73,825 (5)
Amortization of
  goodwill and intangibles.........    28,114       66,259         67,859      178,174
Operating loss.....................   (23,711)     (63,826)       (61,899)    (167,422)
Income (loss) before income taxes..   (27,690)       9,747        (24,345)    (551,291)(4)
Net loss...........................   (27,690)     (20,655)       (43,551)    (392,084)
Basic net loss per share........... $   (0.36)   $   (0.24)   $     (0.50)   $   (3.12)
Diluted net loss per share......... $   (0.36)   $   (0.24)   $     (0.50)   $   (3.12)

  On February 29, 2000, CNET completed the acquisition of
mySimon. One month of operating results of that business were included in the first quarter of
2000.

  On October 17, 2000, CNET acquired ZDNet. The fourth quarter of 2000 included the operating results of that business from the date of acquisition, as well as additional amortization expense of $101.2 million related to the goodwill and intangible assets acquired in that purchase. Additionally, $1.2 million of operating costs identifiable to the integration of the
ZDNet business were included in the fourth quarter of 2000.

  On July 1, 2001, CNET acquired TechRepublic.  The third and fourth quarters of 2001 included the operating results of that business from the date of acquisition.

  In the fourth quarter of 2000, CNET incurred an impairment loss of $393.4 million on certain marketable equity securities and $0.5 million on certain privately held investments for which an other-than-temporary loss was deemed to have occurred.

  A reclassification between cost of revenues and general and administrative expenses done during 2001 resulted in gross profit for the second, third and fourth quarters of 2000 differing from what was previously reported in order to conform to current year presentation.

  In the first quarter of 2001, CNET incurred an impairment loss of $25.4 million on certain marketable equity securities and $89.3 million on certain privately held investments for which an other-than-temporary loss was deemed to have occurred.

  In the third quarter of 2001 due to the significant decline in CNET's stock price, CNET recorded a goodwill impairment charge of $1.1 billion to reduce the carrying value of the assets to their fair value.

  Quarterly integration expense charges for the first, second, third and fourth quarters of 2001 were $4.7 million, $3.3 million, $28.7 million, and $6.4 million, respectively.
Integration expenses included a charge in connection with the abandonment of certain real estate leases of $19.6 million in the third quarter of 2001 related to U.S. facilities and of $1.7 million in the fourth quarter of 2001 related to non-U.S. facilities.

                                    SCHEDULE II

                                 CNET NETWORKS, INC.

                         VALUATION AND QUALIFYING ACCOUNTS

                     YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                           (Numbers presented in thousands)

                        Balance at               Charged to Charged to                   Balance
                        Beginning                Costs and    Other       Deductions     at End
                        of Period  Acquisitions  Expenses   Accounts      Describe      of Period
                        ---------  ------------  ---------  ---------     ---------     ---------
         2001
----------------------
Allowance for
  doubtful accounts    $  19,152  $      2,820  $  17,098  $      --     $  16,197 (1) $  22,873

         2000
----------------------
Allowance for
  doubtful accounts    $   4,678  $     22,201  $   8,320  $      --     $  16,047 (1) $  19,152

         1999
----------------------
Allowance for
  doubtful accounts    $   1,722  $         --  $   4,745  $     210 (2) $   1,999 (1) $   4,678

(1) Accounts written off.

(2) Amounts charged to revenue to cover underdelivery of guaranteed impressions.

Independent Auditors' Report on Schedule

The Board of Directors

CNET Networks, Inc.

Under date of January 29, 2002, except for paragraph 2 of note 14, which is as of
March 27, 2002, we reported on the consolidated balance sheets of CNET Networks, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended
December 31, 2001, as contained in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the 2001 annual report on Form 10-K. This consolidated financial statement schedule is the responsibility of CNET's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

 /s/ KPMG LLP

San Francisco, California

January 29, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from the Registrant's definitive Proxy Statement for its 2002 annual meeting, which will be filed pursuant to Regulation 14A (the "Proxy Statement"), under the caption "Management."

Item 11. Executive Compensation

Incorporated by reference from the Proxy Statement, under the caption
"Executive Compensation and Other Information," but specifically excluding the information under the captions "-- Performance Graph" and "-- Compensation Committee's Report on Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Proxy Statement under the caption
"Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the Proxy Statement under the caption "Certain
Relationships and Related Transactions."

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

(a) EXHIBITS:

(1) Financial Statements. The following consolidated financial statements are filed as a part of this report under Item 8 - "Financial Statements and Supplementary
Data":

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders' Equity for the years ended December 31,
2001, 2000 and 1999

Consolidated Statements of Cash Flow for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Independent Auditors' Report of KPMG LLP

(2) Financial Statement Schedules. The following financial statement schedule is filed as part of this report:

S-1 Schedule II Valuation and Qualifying Accounts

S-2 Independent auditors report on schedule

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended
December 31, 2001:

(1) Current Report on Form 8-K dated November 2, 2001, Item 5 - "Other Items", which reported CNET's financial results for the three and nine months ended September 30, 2001.

(c) Exhibits.

Exhibit Number

Description

2.1

 Agreement and Plan of Merger, dated as of July 19, 2000, among CNET, Ziff-Davis,
Inc. and Merger Sub (Incorporated by reference to CNET's Current Report on Form 8-K dated July 19,
2000)

3.1

 Certificate of Amendment of Certificate of Incorporation of CNET (Incorporated by
reference from a previously filed exhibit to CNET's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3.2

 Amended and Restated Certificate of Incorporation of CNET (Incorporated by reference from a previously filed exhibit to CNET's Registration Statement on Form SB-2, registration no.333-
4752-LA.)

3.3*

Certificate of Amendment of Certificate of Incorporation of CNET

3.4

 Amended and Restated Bylaws of CNET (Incorporated by reference from a previously filed exhibit to CNET's Annual Report on Form 10-K for the year ended December 31, 1999)

4.1

 Specimen of Common Stock Certificate (Incorporated by reference from a previously filed exhibit to CNET's Registration Statement on Form SB-2, registration no.333-4752-
LA.)

4.2

Indenture dated March 8, 1999 between CNET and The Bank of New York, as trustee
(Incorporated by reference from a previously filed exhibit to CNET's Annual Report on Form 10-K for the year ended December 31, 1998)

4.3

 Form of 5% Convertible Subordinated Note due 2006 (Incorporated by reference from a previously filed exhibit to CNET's Annual Report on Form 10-K for the year ended December 31, 1998)

10.1*

 Separation Agreement dated as of March 16, 2001 by and between CNET and Richard
Marino

10.2

Lease Agreement, dated as of January 28, 1994, between CNET and Montgomery/North
Associates and amended as of January 31, 1995 and as of October 19, 1995 (Incorporated by reference from a previously filed exhibit to CNET's Registration Statement on Form SB-2, registration no.333-
4752-LA.)

10.3

Lease, dated as of October 19, 1995, between CNET and The Ronald and Barbara Kaufman
Revocable Trust, et al. (Incorporated by reference from a previously filed exhibit to CNET's
Registration Statement on Form SB-2, registration no.333-4752-LA.)

10.4

Office Lease between One Beach Street, LLC and CNET dated September 24, 1997
(Incorporated by reference from a previously filed exhibit to CNET's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997)

10.5

 Office Lease by and between 235 Second Street LLC and CNET (Incorporated by reference from a previously filed exhibit to CNET's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.6

Voting and Right of First Offer Agreement between National Broadcasting Company,
Inc. and CNET, Inc. (incorporated by reference to the exhibits to the NBC Internet, Inc.
Registration Statement on Form S-4 (Registration No. 333-82639) filed on July 12, 1999)
(Incorporated by reference from a previously filed exhibit to NBC Internet's Registration Statement on Form S-4 (Registration No. 333-82639) filed on July 12, 1999)

10.7

Stockholder Agreement, dated as of July 19, 2000, among CNET, Softbank America Inc.
and Merger Sub (Incorporated by reference from a previously filed exhibit to CNET's Current Report on Form 8-K dated July 19, 2000)

10.8

Voting Agreement, dated as of July 19, 2000, among CNET, Softbank America Inc. and
Merger Sub (Incorporated by reference from a previously filed exhibit to CNET's Current Report on
Form 8-K dated July 19, 2000)

10.9

Voting Agreement, dated as of July 19, 2000, between Shelby Bonnie and Ziff-Davis
(Incorporated by reference from a previously filed exhibit previously filed exhibit to CNET's
Current Report on Form 8-K dated July 19, 2000)

10.10

Voting Agreement, dated as of July 19, 2000, between Halsey Minor and Ziff-Davis
(Incorporated by reference from a previously filed exhibit previously filed exhibit to CNET's
Current Report on Form 8-K dated July 19, 2000)

10.11

License Agreement, dated April 5, 2000, between Ziff-Davis Inc. and Ziff Davis Media
Inc. (incorporated by reference to a previously filed exhibit to the Ziff-Davis, Inc. Annual Report for the year ended December 31, 1999)

10.12

License Agreement, dated April 5, 2000, between ZD Inc. and Ziff Davis Publishing
Holdings Inc. (incorporated by reference to a previously filed exhibit to the Ziff-Davis, Inc.
Annual Report for the year ended December 31, 1999)

10.13

License Agreement, dated April 5, 2000, between ZD Inc. and Ziff Davis Publishing
Holdings Inc. (incorporated by reference to a previously filed exhibit to the Ziff-Davis, Inc.
Annual Report for the year ended December 31, 1999)

10.14

Transition Services Agreement, dated April 5, 2000, between ZD Inc. and Ziff Davis
Media Inc. (incorporated by reference to a previously filed exhibit to the Ziff-Davis, Inc. Annual
Report for the year ended December 31, 1999)

10.15

Side Letter Agreement, dated as of April 5, 2000, by and among Ziff Davis Media
Inc., ZD Inc. and ZD Holdings (Europe) Ltd. (incorporated by reference to a previously filed exhibit to the Ziff-Davis, Inc. Annual Report for the year ended December 31, 1999)

10.16

 Amendment to License Agreement between ZDNet, Inc. and Ziff Davis Media, Inc.
(incorporated by reference to a previously filed exhibit to CNET's Current Report on Form 8-K dated
January 19, 2001)

10.17

 Services Agreement between ZDNet, Inc and Ziff Davis Media, Inc. (incorporated by reference to a previously filed exhibit to CNET's Current Report on Form 8-K dated January 19, 2001)

10.18

Lease of Ziff-Davis Inc.'s headquarters at 28 East 28th Street, New York, New York
(incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement of Form S-1,
File No. 333-46493)

10.19

Agreement and Consent to Assignment, dated as of April 4, 2000, by and among 63
Madison Associates, L.P., ZD Inc. and Ziff Davis Publishing Inc. (incorporated by reference to a previously filed exhibit to the Ziff-Davis, Inc. Annual Report for the year ended December 31, 1999)

10.20

Assignment and Assumption of Lease, dated as of April 5, 2000, between ZD Inc. and
Ziff Davis Publishing Inc. (incorporated by reference to a previously filed exhibit to the Ziff-
Davis, Inc. Annual Report for the year ended December 31, 1999)

10.21

Agreement of Sublease, dated March 10, 2000, between ZD Inc. and Ziff-Davis Inc.
(incorporated by reference to a previously filed exhibit to the Ziff-Davis, Inc. Annual Report for the year ended December 31, 1999)

21.1*

List of Subsidiary Corporations

23.1*

Consent of Independent Auditors

*..........Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNET, INC.

By:

/s/ Shelby W. Bonnie

Shelby W. Bonnie

 Chairman of the Board
and Chief Executive Officer

Date: March 28, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 By:    /s/ Shelby W. Bonnie
Shelby W. Bonnie

 Chairman of the Board and Chief Executive Officer

Date: March 28, 2002

 By:    /s/ Dan Rosensweig
Dan Rosensweig

 President

Date: March 28, 2002

 By:    /s/ Douglas N. Woodrum
Douglas N. Woodrum

 Executive Vice President
and Chief Financial Officer

Date: March 28, 2002

 By:    /s/ David P. Overmyer
David P. Overmyer

 Senior Vice President, Finance and Administration
(Principal Accounting Officer)

Date: March 28, 2002

 By:    /s/ John C. "Bud" Colligan
John C. "Bud" Colligan

 Director

Date:   March 28, 2002

 By:    /s/ Mitchell Kertzman
Mitchell Kertzman

 Director

Date: March 28, 2002

 By:    /s/ Eric Robison
Eric Robison

 Director

Date: March 28, 2002

 By:    /s/ Eric Hippeau
Eric Hippeau

 Director

Date: March 28, 2002

 By:    /s/ Randall Mays
Randall Mays

 Director

Date: March 28, 2002