Form 10-K/A
period 2001-12-31
CNET NETWORKS INC
filed 2002-04-30
CIK 1015577

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

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

                           COMMISSION FILE NO. 0-20939

                               CNET NETWORKS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            13-3696170
 ------------------------------                           ----------------------
 (State or Other Jurisdiction of                             (IRS Employer
 Incorporation or Organization)                           Identification Number)

                                235 SECOND STREET
                             SAN FRANCISCO, CA 94105
                    ----------------------------------------
                    (Address of principal executive offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (415) 344-2000
                                                           --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------
         NONE                                            NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 Title of class
                         -------------------------------
                         COMMON STOCK, $0.0001 PAR VALUE

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

================================================================================

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our executive officers and directors as of March 31, 2002. Their respective backgrounds are described following the table:

                NAME                          AGE                       POSITION WITH COMPANY
Shelby Bonnie(1)                              37          Chairman of the Board and Chief Executive Officer
Daniel Rosensweig                             41          Former President and former Director
Douglas Woodrum                               44          Executive Vice President and Chief Financial
                                                          Officer
Barry Briggs                                  46          President, U.S. Media
Art Fatum                                     49          President, International Media
John C. "Bud" Colligan(2)                     47          Director
Eric Hippeau(2)                               48          Director
Mitchell Kertzman(3)                          53          Director
Randall Mays(3)                               36          Director
Eric Robison(1)                               42          Director

(1)      Class I Director (term expires in 2003)

(2)      Class II Director (term expires in 2004)

(3)      Class III Director (term expires at the annual meeting)

SHELBY BONNIE has served as Chief Executive Officer since March 2000 and has been a director since July 1993 and Chairman of the Board since November 2001. Mr. Bonnie also served as Chief Financial Officer from July 1993 until December 1997 and as Executive Vice President and Chief Operating Officer from July 1993 until March 2000. Prior to joining CNET Networks, Mr. Bonnie held positions at Tiger Management Corporation, a New York based investment managing firm, Lynx Capital, a private equity fund, and in the mergers and acquisitions department at Morgan Stanley & Co. Inc.

DANIEL ROSENSWEIG served as President of CNET Networks and was a member of the Board of Directors from the October 2000 acquisition of ZDNet until his resignation on April 24, 2002 to become Chief Operating Officer of Yahoo! Inc. Prior to the merger, Mr. Rosensweig had been Chief Executive Officer of ZDNet since January 1999 and President of ZDNet from 1997 to July 2000. From 1996 to 1997, Mr. Rosensweig served as Executive Vice President of ZD Inc.'s Internet Publishing Group. From 1995 to 1996, Mr. Rosensweig was Vice President and Publisher of PC Magazine and from 1994 to 1995 was Publisher of PC Magazine. After joining Ziff-Davis, Inc. in 1983, Mr. Rosensweig held a number of positions, including Associate Publisher positions for PC Magazine, Computer Shopper and PC Source.

DOUGLAS WOODRUM joined CNET Networks as Executive Vice President and Chief Financial Officer in December 1997. He served as director of the company from December 1997 until October 2000. Prior to joining CNET Networks, Mr. Woodrum served as Executive Vice President and Chief Financial Officer of Heritage Media Corporation, a diversified media company that he helped found in 1987.

BARRY BRIGGS became President of CNET Networks Media upon the October 2000 acquisition of ZDNet. Prior to the merger, Mr. Briggs had been President of ZDNet since July 2000 and Executive Vice President of ZDNet since 1999. From 1997 to 1999 he was Vice President, Advertising Sales and Marketing of ZDNet. At Ziff-Davis, Inc., Mr. Briggs served as Network Director of Corporate Sales, Associate Publisher of Computer Life, and Publisher of Family PC magazine, a joint venture between Ziff-Davis. Prior to joining Ziff-Davis Inc., Mr. Briggs held a number of positions at Time Warner Inc., including Director of Marketing and Sales Development at Sports Illustrated, National Sales Manager for Time Magazine and Eastern Regional Director for all Time Inc. magazines.

ART FATUM became President of CNET Networks International Media upon the October 2000 acquisition of ZDNet. From July 2000 to October 2000, he was Executive Vice President and Chief Financial Officer of ZDNet. From November 1998 to June 2000, he was Vice President and Chief Financial Officer of PictureTel Corporation, a company engaged in the development, manufacture and support of video conferencing and visual and audio collaboration solutions. Before joining PictureTel Corporation, he was President and Managing Director of AT&T Capital Europe (1995-1998), responsible for its pan-European equipment leasing business. Before joining AT&T Capital, Mr. Fatum also held positions with Dun & Bradstreet, Inc. and General Electric Company. Mr. Fatum serves as a director of Benthos, Inc.

JOHN C. "BUD" COLLIGAN became a director of CNET Networks in May 1996. Since March 1998, Mr. Colligan has been a partner with Accel Partners, a venture capital firm in Palo Alto, California. From November 1996 until August 1998, Mr. Colligan served as Chairman of Macromedia, Inc., a multimedia software company that he co-founded in 1992, and from 1992 to November 1996 served as its President, Chief Executive Officer and Chief Operating Officer. Prior to joining Macromedia in 1992, Mr. Colligan was President and Chief Executive Officer of Authorware, a multimedia software company, and held various positions with Apple Computer, Inc.

ERIC HIPPEAU became a director of CNET Networks in October 2000 upon the merger with ZDNet. Since November 2001, Mr. Hippeau has served as a Managing Partner of SOFTBANK Capital Partners, a venture fund and affiliate of SOFTBANK. From March 2000 to November 2001, Mr. Hippeau served as President and Executive Managing Director of Softbank International Ventures. Mr. Hippeau was Chairman and Chief Executive Officer of Ziff-Davis Inc. from 1993 until October 2000. He joined Ziff-Davis Inc. in 1989 as publisher of PC Magazine, was named Executive Vice President of Ziff-Davis Inc. in 1990, and was named President and Chief Operating Officer in February 1991. Prior to joining Ziff-Davis, Inc., Mr. Hippeau held a number of positions with IDG, including Vice President of computer publications in Latin America and Publisher of IDG's InfoWorld magazine. Mr. Hippeau is currently a Director of Asia Global Crossing Ltd, Key3Media, Yahoo!, and Starwood Hotels and Resorts Worldwide, Inc. Mr. Hippeau has been nominated to the Board pursuant to the stockholder agreement dated July 19, 2000 between the company and SOFTBANK, which was entered into in connection with the ZDNet acquisition.

MITCHELL KERTZMAN became a director of CNET Networks in May 1996. Since November 1998, Mr. Kertzman has served as Chief Executive Officer and Director of Liberate Technologies, Inc., an information appliance and software provider. From July 1996 until November 1998, Mr. Kertzman served as Chairman of the Board and Chief Executive Officer of Sybase, Inc., a leading provider of enterprise database software, which Mr. Kertzman joined in February 1995 as Executive Vice President. Prior to joining Sybase, Inc., Mr. Kertzman served as Chief Executive Officer and a director of Powersoft Corporation, an application development tools provider. Mr. Kertzman also serves on the Board of Directors of Handspring, Inc.

RANDALL MAYS became a director of CNET Networks in November 2000. Mr. Mays has served as the Executive Vice President and Chief Financial Officer of Clear Channel since February 1997. Prior to that, Mr. Mays served as Clear Channel's Vice President and Treasurer since January 1993. Prior to joining Clear Channel, Mr. Mays was with Goldman, Sachs & Co. and Trammell Crow Company. Mr. Mays also serves on the Board of Directors of Clear Channel and XM Satellite Radio.

ERIC ROBISON became a director of CNET Networks in December 1994. Mr. Robison is currently President of IdeaTrek. From January 1994 until January 2002, Mr. Robison served as Business Development Associate of Vulcan Ventures Inc., a venture capital firm, and still serves as a consultant to Vulcan. Prior to joining Vulcan, Mr. Robison was co-founder and Vice

President of The Stanton Robison Group, Inc., a business development, marketing and advertising consultant firm. Mr. Robison also served in key marketing management positions with SGS, Inc., Ashton-Tate, Inc. and Denny's Inc. Mr. Robison also serves on the Board of Directors of Cumulus Media, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP

REPORTING COMPLIANCE

Our directors and officers must file reports with the Securities and Exchange Commission indicating the number of shares of common stock they beneficially own and any changes in their beneficial ownership. Copies of these reports must be provided to us. Each of the executive officers and directors received an annual option grant in 2001. Reports of these grants were not filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information with respect to the compensation paid by the Company to its chief executive officer and to each other executive officer of the Company who received at least $100,000 in salary and bonus during 2001.


                                                                                        LONG-TERM
                                                  ANNUAL COMPENSATION                  COMPENSATION
                                                                                          AWARDS
         NAME AND PRINCIPAL                FISCAL      SALARY($)        BONUS($)         SECURITIES               ALL OTHER
              POSITION                      YEAR                                     UNDERLYING OPTIONS         COMPENSATION
Shelby Bonnie                               2001        284,615                0             400,000                 (1)
Chairman and Chief Executive Officer        2000        246,153                0             200,000                 (1)
                                            1999        160,000                0             100,000                 (1)

Daniel Rosensweig                           2001        326,923          170,000             245,000                 (1)
Former President (2)                        2000         67,708          150,000             700,000                 (1)
                                            1999             --               --                                      --

Douglas Woodrum                             2001        254,807           80,000             170,000                 (1)
Executive Vice President and Chief          2000        249,999          105,000             125,000                 (1)
Financial Officer                           1999        250,000          101,500              60,000                 (1)

Barry Briggs                                2001        305,507          241,500(3)          215,000                 (1)
President, U.S. Media (2)                   2000         62,625          225,716             300,000                 (1)
                                            1999             --               --                                     --

Art Fatum                                   2001        271,384           47,500              90,000                 (1)
President, International Media (2)          2000         70,000           50,000              80,000                 (1)
                                            1999             --               --                  --                  --

(1) The aggregate value of perquisites and other personal benefits does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the Named Executive Officer.

(2) Joined CNET Networks in October 2000 following the acquisition of ZDNet by CNET Networks. Represents compensation paid after the acquisition only.

(3) Mr. Briggs' bonus was paid pursuant to an agreement entered into with Mr. Briggs upon the acquisition of ZDNet by CNET Networks, as described under "Employment Contracts, Termination of Employment and Change in Control Arrangements."

OPTIONS GRANTED IN 2001

During 2001, options to purchase an aggregate of 13,793,636 shares of common stock at fair market value on the date of grant were granted under our stock options plans. The majority of shares were granted pursuant to two company-wide grants. The Board elected to make a second option grant in 2001 as an acceleration of the 2002 annual grant to take advantage of the then-current market price of the stock, which was significantly lower than the exercise prices on many employee options. The following table provides information regarding stock options granted by the company during 2001 to persons listed in the Summary Compensation Table.


                                                                                          POTENTIAL REALIZABLE VALUE AT
                                                                                          ASSUMED ANNUAL RATES OF STOCK
                                                                                          PRICE APPRECIATION FOR OPTION
                                                                                                    TERM (1)
                             NUMBER OF        % OF TOTAL
                            SECURITIES     OPTIONS GRANTED    EXERCISE
                            UNDERLYING     TO EMPLOYEES IN      PRICE      EXPIRATION        5%($)           10%($)
                          OPTIONS GRANTED    FISCAL YEAR                      DATE
          NAME                                                ($/SHARE)
Shelby Bonnie                     400,000             2.90%         3.42      10/8/2011         860,328        2,180,240

Daniel Rosensweig                 245,000             1.78%         3.42      10/8/2011         526,950        1,335,396

Douglas Woodrum                   170,000             1.23%         3.42      10/8/2011         365,639          926,601

Barry Briggs                      215,000             1.56%         3.42      10/8/2011         462,426        1,171,879

Art Fatum                          90,000             0.65%         3.42      10/8/2011         193,573          490,553

(1) These amounts are based on 5% and 10% assumed annual rates of compounded stock price appreciation over the strike price of the options over the life of the options, as mandated by the rules of the Securities and Exchange Commission. The actual value, if any, that an executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance the value realized by an executive officer will be at or near the assumed 5% or 10% levels. On April 29, 2002, the closing price of the Company's stock was $4.08.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

The following table sets forth information regarding the exercise of stock options by persons named in the Summary Compensation Table during the year ended December 31, 2001 and the value of "in-the-money" stock options as of December 31, 2001.


                               SHARES                 NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                            ACQUIRED ON     VALUE      UNEXERCISED OPTIONS AT FISCAL     IN-THE-MONEY OPTIONS AT FISCAL
                              EXERCISE     REALIZED               YEAR-END                        YEAR-END ($)(1)
         NAME                   (#)           ($)      EXERCISABLE       UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
Shelby Bonnie                     --           --          133,333             566,667                0         2,220,000
Daniel Rosensweig                 --           --        1,003,836             740,834        1,127,660         1,359,750
Douglas Woodrum                   --           --          765,523             272,917        2,585,112           943,500
Barry Briggs                      --           --          737,514             447,827          215,433         1,193,250
Art Fatum                         --           --          148,639             140,000                0           499,500

(1) Value based on $8.97 closing price per share of common stock on December 31, 2001, less the exercise price, as required by SEC rules.

DIRECTOR COMPENSATION

We do not pay cash compensation to our directors, but we do reimburse directors for expenses incurred in attending board and committee meetings. Upon election to the board, each non-employee director receives a grant of nonqualified stock options to purchase 80,000 shares of common stock at an exercise price equal to the closing price of the company's common stock on the date of grant. In addition, each non-employee director serving on June 30 of each year automatically receives nonqualified stock options to purchase 20,000 shares of common stock. All of the options granted pursuant to directors are immediately exercisable on the date of grant, but the common stock issued upon exercise is subject to repurchase by us at original cost. This repurchase right lapses, and the optionee's rights with respect to each grant vest, in a series of 48 equal monthly installments following the date of grant, for so long as the optionee remains a director of CNET. In addition, vesting will automatically accelerate upon any sale of CNET through a merger, recapitalization, reorganization, asset sale, tender offer or similar event.

INCENTIVE PLAN

The board of directors has adopted an Annual Incentive Plan under which certain key employees are eligible to earn cash bonuses if the company achieves certain financial targets and if the employee achieves certain performance targets. In 2001, we paid an aggregate of approximately $3.8 million to employees with respect to our financial performance in 2000 under the Incentive Plan. In addition, we paid approximately $2.5 million to employees with respect to our financial performance in 2000 under the Ziff-Davis Incentive Plan, which we assumed in connection with the acquisition of ZDNet.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

In connection with the company's acquisition by ZDNet in October 2000, the company signed an agreement with Mr. Briggs, formerly President of ZDNet, pursuant to which it agreed to pay him a bonus of $241,500 with respect to the fiscal year ended December 31, 2001. At the same time, the company also signed an agreement with Mr. Fatum, formerly Chief Financial Officer of ZDNet, that was consistent with a previous agreement between ZDNet and Mr. Fatum, providing that if Mr. Fatum's employment is terminated within three years following the acquisition, Mr. Fatum will receive an amount equal to one year's annual base salary. The options granted to each of the named executive officers on October 8, 2001 provide that if such officer's employment is terminated without cause within one year following certain change-in-control transactions, then 18 months worth of options will immediately acceleration upon such officer's termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Compensation decisions concerning our executive officers for 2001 were made by the compensation committee, subject to the terms of any pre-existing employment agreements between us and such executive officers. Messrs. Colligan, Hippeau and Kertzman served as members of the compensation committee during 2001. None of the compensation committee members is or has been a company officer or employee. None of our executive officers currently serves on the compensation committee or any similar committee of another public company.

COMPENSATION COMMITTEE'S REPORT ON EXECUTIVE COMPENSATION

The compensation committee is responsible for recommending to the full board salary amounts for our executive officers and making the final determination regarding bonus arrangements for such persons. The compensation committee is also responsible for making the final determination regarding awards of stock options to such persons.

Compensation Philosophy. Compensation to executive officers is designed to attract and retain highly capable executives, to motivate the performance of executives in support of the achievement of our strategic financial and operating performance objectives and to reward performance that meets this standard. We are engaged in a highly competitive business and must attract and retain qualified executives in order to be successful. In 2001, executive compensation was comprised of the following elements:

         Base Salary and Bonuses. To the extent not determined pursuant to pre-existing employment agreements, the base salary for our executive officers was determined after review of publicly available information concerning the base salaries of executives with similar responsibilities in companies engaged in businesses similar to our business, the responsibilities of each executive officer and the subjective evaluation of each officer's contribution and potential contribution to us. The compensation committee also has the authority to grant year-end cash bonuses to motivate the executive officers to achieve annual financial and other goals. Bonuses paid to all employees with respect to fiscal year 2001, including the executive officers, were significantly lower than the target bonuses, reflecting the fact that the company did not achieve its financial targets in 2001, with the exception of Mr. Briggs, whose bonus was paid pursuant to an agreement entered into in connection with the acquisition of ZDNet.

         Stock Options. Our stock option plans form the basis of our long-term incentive plan for executive officers and other key employees. The compensation committee believes that a significant portion of executive compensation should be dependent on value created for the stockholders. In selecting recipients for option grants and in determining the size of such grants, the compensation committee considers various factors such as the performance of CNET and the contributions of the individual recipient to CNET. We made two company-wide option grants in 2001, one in June and one in October. The October grants were made in lieu of grants that would otherwise have been made in 2002 to take advantage of the then-current market price of the stock, which was significantly lower than the exercise prices on many employee options. However, the named executive officers and certain other officers received only the October grant.

         Benefits. Executive officers also receive benefits typically offered to executives by companies engaged in businesses similar to ours, as well as various benefits generally available to our employees (such as health insurance). The compensation committee intends to design our compensation programs so that compensation paid to executive officers will qualify for deductibility under applicable provisions of the Internal Revenue Code, including Section 162(m). However, we may pay compensation which is not deductible in limited circumstances when prudent management so requires.

2001 Compensation of Chief Executive Officer. Mr. Bonnie served as our Chief Executive Officer during 2001. Commencing in March 2001, Mr. Bonnie's base salary was $350,000. Prior to that it was $250,000. In addition, in 2001 Mr. Bonnie received option grants totaling 400,000 shares. The Committee and Mr. Bonnie determined that it was in the mutual interests of Mr. Bonnie and the company for Mr. Bonnie to receive an enhanced option grant in lieu of a cash bonus for 2001. The board ratified decisions made by the committee with respect to Mr. Bonnie's compensation. Mr. Bonnie's overall compensation reflects a higher degree of responsibility for strategic decision making and for our financial and operational results. The compensation committee believes that prior to its adjustment in March 2001, Mr. Bonnie's cash compensation was significantly below competitive salaries paid to executives with similar qualifications and responsibilities. We believe that the adjustment makes his cash compensation more competitive but still below the mean for comparable executives.

COMPENSATION COMMITTEE
John C. "Bud" Colligan
Eric Hippeau
Mitchell Kertzman


--------------------------------------------------------------------------------

                           CORPORATE PERFORMANCE GRAPH


The following graph compares the cumulative total return of the common stock during the period commencing December 31, 1996 to December 31, 2001, with the Nasdaq Composite Index and the JP Morgan Chase H&Q Internet Index (the "Peer Group Index"). The Nasdaq Composite Index, which includes over 4,000 companies, measures all Nasdaq domestic and international based common type stocks listed on The Nasdaq Stock Market. The graph depicts the results of investing $100 in the common stock, the NASDAQ Composite Index and the Peer Group Index at closing prices on July 2, 1996, and assumes that all dividends were reinvested. Last year's graph mislabeled the Nasdaq Composite Index as the Nasdaq 100 Index.

                  [Graph Depicting the Following Points]

                ------------------------------------------------------------------------------
                           CNET                 Nasdaq Composite          Chase H&Q Index

Date               Close          CNET         Close     Nasdaq Comp    Close     Peer index
                ------------------------------------------------------------------------------
        7/2/1996       4.000   $  100.00     1,191.15    $  100.00      100.38   $  100.00
      12/31/1996       7.250   $  181.25     1,291.03       108.39       84.26       83.94
      12/31/1997       7.375   $  184.38     1,570.35       131.83      113.08      112.65
      12/31/1998     13.3125   $  332.81     2,192.69       184.08      263.25      262.25
      12/31/1999      56.750   $1,418.75     4,069.31       341.63      912.76      909.30
      12/31/2000      16.000   $  400.00     2,470.52       207.41      351.20      349.87
      12/31/2001       8.970   $  224.25     1,950.40       163.74      225.98      225.12

THE STOCK PRICE PERFORMANCE DEPICTED IN THE CORPORATE PERFORMANCE GRAPH IS NOT NECESSARILY INDICATIVE OF FUTURE PRICE PERFORMANCE. THE CORPORATE PERFORMANCE GRAPH WILL NOT BE DEEMED TO BE INCORPORATED BY REFERENCE IN ANY FILING BY THE COMPANY UNDER THE SECURITIES ACT OR THE EXCHANGE ACT.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the number of shares of common stock beneficially owned (as of March 31, 2002) by:

         o each executive officer named in the Summary Compensation Table on page 16;

         o        each director;

         o each person who we know beneficially owns more than 5% of the common stock (based solely, in each case other than Mr. Bonnie, on Schedule 13D and Schedule 13F filings); and

         o        the directors and executive officers as a group.

Unless otherwise indicated below, the address for each listed director and executive officer is CNET Networks, Inc., 235 Second Street, San Francisco, California 94105.


           NAME AND ADDRESS OF                  AMOUNT AND NATURE OF           PERCENT OF COMMON
             BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP(1)         STOCK OUTSTANDING
Shelby W. Bonnie(2)                                   10,821,290                      7.8
Daniel Rosensweig(3)                                   1,113,300                        *
Douglas N. Woodrum(4)                                    938,017                        *
Barry Briggs(5)                                          455,851                        *
Art Fatum(6)                                             303,495                        *
John C. "Bud" Colligan(7)                                149,994                        *
Eric Hippeau(7)                                           38,333                        *
Mitchell Kertzman(7)                                      78,794                        *
Randall Mays(7)                                           36,667                        *
Eric Robison(7)                                           52,911                        *
Softbank America Inc.(8)                              14,685,282                     10.6
MFS Investment Management(9)                          12,851,401                      9.3
Capital Research and Management(10)                   16,349,970                     11.8
All executive officers and directors as
a group (9 persons)                                   12,875,352                      9.2

   * Less than 1%

         (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes options on warrants that are exercisable within 60 days of this proxy statement. Percentages for each person are based on the 138,770,155 shares outstanding at March 31, 2002. Shares issuable upon exercise of outstanding options and warrants are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

         (2) Includes: 122,740 shares held by trusts for Mr. Bonnie's benefit; 58,000 shares issuable upon exercise of a warrant held by a partnership controlled by Mr. Bonnie; 2,673 shares issuable upon the conversion of CNET 5% Convertible Notes, and 208,833 shares subject to options that are exercisable within 60 days. Also includes 332,000 shares held by trusts for the benefit of Mr. Minor's descendants, of which Mr. Bonnie is trustee and as to which Mr. Bonnie disclaims beneficial ownership.

         (3) Includes 1,091,335 shares subject to options that are exercisable within 60 days.

         (4) Includes 60,150 shares issuable upon the conversion of CNET's 5% Convertible Notes and 811,107 shares subject to options that are exercisable within 60 days.

         (5) Includes 451,318 shares subject to options that are exercisable within 60 days.

         (6) Includes 288,601 shares subject to options that are exercisable within 60 days

         (7) Includes only shares subject to options that are exercisable within 60 days.

         (8) The address of Softbank America Inc. is 10 Langley Road, Suite 403, Newton Center, MA 02159.

         (9) The address for MFS Investment Management is 500 Boyleston Street, Boston, MA 02116.

         (10) The address for Capital Research & Management is 333 South Hope Street, Los Angeles, CA 90071.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The company has an agreement with Clear Channel Communications for the exclusive right to provide programming and sell advertising on a San Francisco, California radio station owned by Clear Channel. In 2001, we paid approximately $900,000 to Clear Channel for those rights. Randall Mays, Director and Chief Financial Officer of Clear Channel, is a member of CNET

Networks' Board of Directors and serves as chairman of the Audit Committee. The agreement was originally negotiated with AMFM, Inc., the owner of the San Francisco radio license, prior to the acquisition of that company by Clear Channel.

The company and an affiliate of SOFTBANK Corp. were joint owners of a company that is the licensee and operator of our ZDNet brand and online content in Japan. In March 2002, CNET Networks sold its interest in the company to SOFTBANK for $3 million and entered into a three-year royalty-bearing license by which CNET Networks will continue to license the ZDNet brand and content to that company. In addition, CNET Networks and an affiliate of SOFTBANK Corp. are joint owners of a company that is the licensee and operator of our ZDNet brand and online content in Korea. We contributed approximately $40,000 in connection with the formation of the Korean company. Eric Hippeau, Managing Partner of SOFTBANK Capital Partners, a venture fund and affiliate of SOFTBANK, is a member of CNET Networks' Board of Directors and serves on the Compensation Committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CNET, INC.

                                        By: /s/ Shelby W. Bonnie
                                           ---------------------------
                                        Shelby W. Bonnie
                                        Chairman of the Board
                                        and Chief Executive Officer

                                        Date:   April 30, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                            By: /s/ Shelby W. Bonnie
                               ----------------------------------------------
                            Shelby W. Bonnie
                            Chairman of the Board and Chief Executive Officer

                            Date April 30, 2002


                            By: /s/ Douglas N. Woodrum
                               ----------------------------------------------
                            Douglas N. Woodrum
                            Executive Vice President
                            and Chief Financial Officer

                            Date: April 30, 2002

                            By: /s/ David P. Overmyer
                               ----------------------------------------------
                            David P. Overmyer
                            Senior Vice President, Finance and Administration (Principal Accounting Officer)

                            Date: April 30, 2002

                            By: /s/ John C. "Bud" Colligan
                               ----------------------------------------------
                            John C. "Bud" Colligan
                            Director

                            Date: April 30, 2002

                            By: /s/ Mitchell Kertzman
                               ----------------------------------------------
                            Mitchell Kertzman
                            Director

                            Date: April 30, 2002

                            By: /s/ Eric Robison
                               ----------------------------------------------
                            Eric Robison
                            Director

                            Date: April 30, 2002

                            By: /s/ Eric Hippeau
                               ----------------------------------------------
                            Eric Hippeau
                            Director

                            Date: April 30, 2002

                            By: /s/ Randall Mays
                               ----------------------------------------------
                            Randall Mays
                            Director

                            Date: April 30, 2002