Form 10-Q
period 2002-03-31
CNET NETWORKS INC
filed 2002-05-07
CIK 1015577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of April 30, 2002 there were 138,771,952 shares of the registrant's common stock outstanding.

CNET Networks, Inc.
TABLE OF CONTENTS

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(000's, except share and per share data)

                                                       March 31,  December 31,
                                                        2002          2001
                                                    ------------  ------------
                              ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . $     57,630  $     93,439
     Investments in marketable debt securities . .       56,933        46,760
     Accounts receivable, net. . . . . . . . . . .       53,637        56,495
     Other current assets. . . . . . . . . . . . .       41,503        11,237
     Deferred income taxes . . . . . . . . . . . .            -        18,235
                                                    ------------  ------------
       Total current assets . . . . . . . . . . .       209,703       226,166

Restricted cash . . . . . . . . . . . . . . . . .        15,762        16,270
Investments in marketable debt securities. . . .         78,430        76,777
Property and equipment, net. . . . . . . . . . . .       77,770        79,043
Other assets . . . . . . . . . . . . . . . . . . .       31,653        41,036
Intangible assets, net . . . . . . .  . . . . . . .      77,100        96,135
Goodwill, net . . . . . . .  . . . . . . . . . . .      286,962       279,353
                                                    ------------  ------------
       Total assets . . . . . . . . . . . . .  . . $    777,380  $    814,780
                                                    ============  ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable. . . . . . . . . . . . . . . $     11,085  $      7,324
     Accrued liabilities . . . . . . . . . . . . .       69,427        80,224
     Current portion of long-term debt . . . . . .           77            77
                                                    ------------  ------------
        Total current liabilities. . . . . . . . .       80,589        87,625

Noncurrent liabilities:
     Long-term debt . . . . . . . . . . . . . . .       176,427       176,457
     Other liabilities  . . . . . . . . . . . . .         6,611         7,199
                                                    ------------  ------------
        Total liabilities  . . . . . . . . . . . .      263,627       271,281

Stockholders' equity:
     Common stock;  $0.0001 par value; 400,000,000
      shares authorized; 138,770,239 outstanding at
      March 31, 2002 and 138,300,625 outstanding
      at December 31, 2001. . . . . . . . . . . . .          14            14
     Notes receivable from stockholders. . . . . . .       (397)         (563)
     Deferred stock compensation . . . . . . . . . .       (402)         (481)
     Additional paid in capital. . . . . . . . . .    2,698,847     2,695,443
     Other comprehensive income. . . . . . . . . .      (15,117)      (12,789)
     Treasury stock, at cost . . . . . . . . . . .      (30,426)      (30,409)
     Accumulated deficit . . . . . . . . . . . . .   (2,138,766)   (2,107,716)
                                                    ------------  ------------
        Total stockholders' equity . . . . . . . .      513,753       543,499
                                                    ------------  ------------
        Total liabilities and stockholders' equity $    777,380  $    814,780
                                                    ============  ============

See accompanying notes to the condensed consolidated financial statements

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(000's, except share and per share data)

                                             Three Months Ended
                                                    March 31,
                                        --------------------------
                                            2002          2001
                                        ------------- ------------
Revenues:
   Internet. . . . . . . . . . . . . . $      43,380 $     66,653
   Publishing . . . . . . . . . . . .         12,272        8,499
                                        ------------- ------------
    Total revenues. . . . . . . . . .         55,652       75,152

Operating expenses:
   Cost of revenues . . . . . . . . .         37,135       42,762
   Sales and marketing . . . . . . . .        20,754       39,191
   General and administrative. . . . .        12,759        9,609
   Depreciation. . . . . . . . . . . .         6,241        5,596
   Amortization of goodwill and
    intangible assets . . . . . . . .         12,059      205,460
                                        ------------- ------------
    Total operating expenses . . . . .        88,948      302,618
                                        ------------- ------------
    Operating loss . . . . . . . . . .       (33,296)    (227,466)

Non-operating income (expense):
   Realized gains on sale of investments .     2,336        8,191
   Realized losses on sale of investments .      (26)      (6,687)
   Realized losses on impairment
     of public investments . . . . . .             -      (25,455)
   Realized losses on impairment
     of private investments . . . . .         (7,639)     (89,271)
   Interest income.. . . . . .  . . .          1,372        4,193
   Interest expense. . . . . .  . . .         (2,778)      (4,538)
   Other. . . . . . . . . . . . . . .             (3)        (599)
                                        ------------- ------------
    Total non-operating income (expense)      (6,738)    (114,166)
                                        ------------- ------------

   Net loss before income taxes. . . .       (40,034)    (341,632)

     Income tax benefit.  . . . . . .         (8,984)     (25,057)
                                        ------------- ------------
   Net loss. . . . . . . . . . . . . . $     (31,050)$   (316,575)
                                        ============= ============

Basic and diluted net loss per share.  $       (0.22)$      (2.33)
                                        ============= ============
Shares used in calculating
  basic and diluted per share data . .   138,668,755  135,909,822
                                        ============= ============

See accompanying notes to the condensed consolidated financial

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(000's, except share and per share data)

                                                                    Three Months Ended
                                                                        March 31,
                                                             -------------------------
                                                                 2002         2001
                                                             ------------  -----------
Cash flows from operating activities:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . .  $    (31,050) $  (316,575)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization. . . . . . . . . . . . .       18,379      212,217
     Noncash interest. . . . . . . . . . . . . . . . . . .           254            -
     Deferred taxes. . . . . . . . . . . . . . . . . . . . .     (14,065)     (15,153)
     Allowance for doubtful accounts. . . . . . . . . . . .        2,574        5,911
     Services exchanged for cost method investments. . . .             -       (3,554)
     (Gain) loss on sale and impairment of marketable
       securities and privately held investments . . . . .         5,355      113,222
     (Gain) loss on sale and impairment of marketable
       debt securities . . . . . . . . . . . . . . . . . .           (26)       3,480
     Foreign currency translation gain (loss). . . . . . .        (1,954)       6,398
     Loss on disposal of fixed assets. . . . . . . . . . .          (126)           -
     Changes in operating assets and liabilities,
       net of acquisitions:
        Accounts receivable . . . . . . . . . . . . . . . .          284       30,285
        Other assets. . . . . . . . . . . . . . . . . . . .        1,836       (8,411)
        Accounts payable. . . . . . . . . . . . . . . . . .        3,761       (7,641)
        Accrued liabilities . . . . . . . . . . . . . . . .      (10,788)     (36,374)
        Other long term liabilities . . . . . . . . . . . .         (547)       1,199
                                                             ------------  -----------
         Net cash used in operating activities . . . . . .       (26,113)     (14,996)
                                                             ------------  -----------
Cash flows from investing activities:
  Purchase of marketable debt securities. . . . . . . . . .      (47,664)     (12,961)
  Proceeds from sale of marketable debt securities. . . . .       36,223       72,244
  Proceeds from sale of marketable equity securities. . . .          114       16,440
  Investments in privately held companies . . . . . . . . .        3,000       (7,050)
  Capital expenditures . . . . . . . . . . . . . . . . . .        (4,842)      (8,470)
                                                             ------------  -----------
         Net cash provided by (used in) investing activities     (13,169)      60,203
                                                             ------------  -----------
Cash flows from financing activities:
  Principal payments on capital leases. . . . . . . . . . .          (50)           -
  Payments received on stockholders' notes. . . . . . . . .          149            -
  Net proceeds from employee stock purchase plan. . . . . .          274          904
  Net proceeds from exercise of options and warrants. . . .        3,130        6,317
  Principal payments on bank debt. . . . . . . . . . . . .            (8)        (981)
                                                             ------------  -----------
         Net cash provided by financing activities. . . . .        3,495        6,240
                                                             ------------  -----------
Net increase in cash and cash equivalents. . . . . . . . .       (35,787)      51,447
Effect of exchange rate changes on cash and
  cash equivalents . . . . . . . . . . . . . . . . . . . . .         (22)           -
Cash and cash equivalents at beginning of period  . . . . .       93,439      167,301
                                                             ------------  -----------
Cash and cash equivalents at end of period  . . . . . . . . $     57,630  $   218,748
                                                             ============  ===========
Supplemental disclosure of cash flow information:
  Interest paid . . . . . . . . . . . . . . . . . . . . . . $      4,323  $     4,334
  Taxes paid. . . . . . . . . . . . . . . . . . . . . . . . $          -  $     5,398

See accompanying notes to condensed consolidated financial statements

CNET NETWORKS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

(1) BASIS OF FINANCIAL STATEMENTS

BUSINESS AND BASIS OF PRESENTATION

CNET Networks, Inc. (CNET) is a global media company producing a branded Internet network, a technology product database, print publications, and radio programming for both businesses and individuals. CNET operates in one business segment focused on providing technology related information to both businesses and individuals.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in CNET's most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, which contains additional financial and operating information and information concerning the significant accounting policies followed by CNET. Additionally, there have been no significant changes in any of CNET's commitments since CNET's most recent Annual Report on Form 10-K.

The condensed consolidated results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the current year or any other future period.

INCOME TAXES

Income tax expense has been recorded based on an estimated effective tax rate for the year ended December 31, 2002. The estimated effective tax rate has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a valuation allowance has been provided against the gross deferred tax assets to properly reflect only recoverable taxes.

In March 2002, Congress enacted the Job Creation and Worker Assistant Act. Through the enactment of this act, losses generated in 2001 and 2002 are permitted a five-year carryback. The losses generated by CNET in these periods will be carried back to offset taxes paid in 1999 and 2000. The amount of recoverable taxes is reflected in the caption other current assets as prepaid taxes. Previously this amount had been presented on the balance sheet as deferred tax assets.

IMPAIRMENT OF LONG-LIVED ASSETS

In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment of Long-Lived Assets" which establishes an accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events". SFAS 144 eliminates goodwill from its scope, therefore it does not require, as SFAS 121 does, goodwill to be allocated to the long-lived assets. The statement is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS 144 has not had a material effect on CNET's financial position or results of operations.

CNET reviews its long-lived assets if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted (and without interest charges) future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

GOODWILL AND INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to March 31, 2002 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. CNET adopted SFAS Nos. 141 and 142 effective January 1, 2002. CNET does not expect the implementation of SFAS No. 141 to have a material impact on its consolidated financial position, liquidity or results of operations. Under SFAS 142, goodwill is no longer amortized, beginning January 1, 2002. If the non-amortization provisions of SFAS 142 had been effective in 2001, net loss and basic and diluted net income per share for the three months ended March 31, 2001, would have been $(123.1) million, $(0.91) and $(0.91), respectively.

Goodwill and intangible assets of a reporting unit are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of its goodwill or intangible assets may not be recoverable. Impairment of reporting unit goodwill is evaluated based on a comparison of the reporting unit's book value to the estimated undiscounted (and without interest charges) future cash flows for that reporting unit. Conditions that indicate that impairment of goodwill should be evaluated include a significant decrease in CNET's market value or a current period cash flow loss combined with a history of cash flow losses.

RECLASSIFICATIONS

Certain amounts in the financial statements and notes thereto have been reclassified to conform to the current year classification.

(2) LEASE ABANDONMENT

In 2001, CNET performed an evaluation of its domestic and international real estate requirements. This evaluation resulted in the consolidation or abandonment of several leased facilities. In connection with these abandoned leases, CNET recorded an expense of $21.3 million for the year ended December 31, 2001, as well as an adjustment to the ZDNet purchase price allocation of $1.6 million and to the TechRepublic purchase price allocation of $1.9 million. The charge of $21.3 million consisted of $19.6 million for U.S. facilities and $1.7 million for non-U.S. facilities. These charges were based on the difference between the expected cash outflows and the expected cash inflows related to these vacated properties. The net cash expense was present valued using a discount rate of 6.0%. In addition, approximately $7.2 million of leasehold improvements and furniture were to be written-off. During the three-month period ended March 31, 2002, cash charges of $2.3 million were taken against this accrual, and an additional $917,000 for international locations was added to the accrual. At March 31, 2002, a balance of $13.3 million remained in this accrual.

(3) GOODWILL AND INTANGIBLE ASSETS

Acquired Intangible Assets

The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization, as well as those intangible assets not subject to amortization:

                                                   March 31, 2002
                                            ------------------------
                                          Gross Carrying  Accumulated
                                              Amount     Amortization
                                            -----------  -----------

Amortized intangible assets:
 Content. . . . . . . . . . . . . . . . .  $    44,201  $   (21,394)
 Registered Users. . . . . . . . . . . . .      42,719      (20,113)
 Tradename/trademarks. . . . . . . . . . .      28,566      (13,327)
 Subscriptions. . . . . . . . . . . . . .       15,138       (7,266)
 Developed technology. . . . . . . . . . . .     9,222       (4,613)
 Other. . . . . . . . . . . . . . . . . . .      7,648       (3,676)
                                            -----------  -----------
     Total. . . . . . . . . . . . . . . .  $   147,494  $   (70,389)
                                            ===========  ===========

Intangibles that are subject to amortization are amortized on a straight-line basis over three years.

Goodwill

The carrying amount of goodwill has not changed in the three months ended March 31, 2002, except for the addition of approximately $531,000 for TechRepublic acquisition costs.

(4) NET LOSS PER SHARE

The following table sets forth the computation of net loss per share:

                                             Three Months Ended
                                                    March 31,
                                        --------------------------
                                            2002          2001
                                        ------------- ------------

Net loss . . . . . . . . . . . . . . . $     (31,050)$   (316,575)$
                                        ============= ============

 Weighted average common shares
  outstanding used in computing basic and
  diluted loss per share  . . . . . .    138,668,755  135,909,822
                                        ============= ============

Basic and diluted net loss per share . $       (0.22)$      (2.33)$
                                        ============= ============

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Basic and diluted net loss per share for the three months ended March 31, 2002 does not include the effect of 11,945 shares of unvested restricted stock with an average exercise price of $1.27 per share because their effect is anti-dilutive. In addition, diluted net loss per share for the three months ended March 31, 2002 does not include the effect of 3,153,529 common shares related to options with an average exercise price of $4.98 per share and 4,622,624 common shares related to the Convertible Subordinated Debt offering with an average conversion price of $37.40 per share because their effect is anti-dilutive. Net loss per share for the three months ended March 31, 2001 does not include the effect of 3,316,209 common shares related to options at an average exercise price of $8.00 or 386,871 shares of unvested restricted stock with an average exercise price of $1.90 per share or 4,622,624 common shares related to the Convertible Subordinated Debt offering with an average conversion price of $37.40 per share because their effect is anti-dilutive.

(5) COMPREHENSIVE LOSS

CNET has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and disclosures of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements.

The changes in the components of other comprehensive income (loss) for the three months ended March 31, 2002 and 2001 are as follows:

                                           Three Months Ended
                                                 March 31,
                                          ----------------------
                                             2002        2001
                                          ----------  ----------

Unrealized holding gains (losses) from:
 Marketable debt and equity securities . $     (623) $ (102,720)
 Debt obligations. . . . . . . . . .              -      99,922
Deferred tax asset (liability)
  related to unrealized holding
  gains(losses). . . . . . . . . . .            249     (38,048)
                                          ----------  ----------
                                               (374)    (40,846)
Foreign currency translation
  gain (loss). . . . . . . . . . . .         (1,954)      6,398
                                          ----------  ----------
                                         $   (2,328) $  (34,448)
                                          ==========  ==========

The components of other comprehensive income are:

                                        Three Months Ended
                                                 March 31,
                                       ----------------------
                                          2002        2001
                                       ----------  ----------

Net loss. . . . . . . . . . . . . . . $  (31,050) $ (316,575)
                                       ==========  ==========
Other comprehensive income (loss),
 net of tax:
 Unrealized holding gains arising
  during the period. . . . . . . . .  $       38  $   20,786
 Unrealized holding losses arising
  during the period. . . . . . . . . .      (412)    (61,632)
Foreign currency translation
  gain (loss). . . . . . . . . . . .      (1,954)      6,398
                                       ----------  ----------
Comprehensive loss. . . . . . . . . . $  (33,378) $ (351,023)
                                       ==========  ==========

(6) MARKETABLE EQUITY SECURITIES AND OTHER INVESTMENTS

Marketable Equity Securities

In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," CNET determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investments classified as available for sale are reported at market value, with the unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income in stockholders' equity. Realized gains and losses on sales of investments and declines in value determined to be other-than-temporary are included in non-operating expense in the statement of operations. Declines in value of marketable equity securities are determined to be other-than-temporary when the securities have consistently traded below original cost for a nine-month period, and general market conditions or specific circumstances relating to a security indicate that the security will not recover its original cost. Once an other-than-temporary decline has been identified, the average market price over the preceding 90-calendar day period is compared to the current carrying value. The amount of loss, which is considered to be an other-than-temporary decline, is measured by comparing the cost basis to the higher of the 90-calendar day average and the current carrying value. A realized loss is recognized for the amount of the loss that is considered to be an other-than-temporary decline. This review and evaluation process is performed on an ongoing basis for all marketable equity securities owned by CNET.

For the three months ended March 31, 2002 and 2001, CNET recorded losses of $26,000 and $6.7 million, respectively, on the sale of marketable equity securities. For the three months ended March 31, 2002 and 2001, CNET recorded realized gains of $26,000 and $8.2 million, respectively, on the sale of marketable equity securities. For the three months ended March 31, 2001, CNET recognized impairment losses of $25.5 million for marketable equity securities.

Privately Held Investments

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

CNET recognized impairment losses of $7.6 million and $89.3 million on privately held investments in the three months ended March 31, 2002 and 2001, respectively. Additionally, in the three months ended March 31, 2002, CNET recognized a gain of $2.3 million on the sale of its share in a joint venture.

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

The acquisition of TechRepublic, Inc. (TechRepublic) in July 2001 served to expand our network and contributed to revenues, cost of revenues and operating expenses beginning with the third quarter of 2001. This acquisition was accounted for using the purchase method of accounting, and the financial results of their operations are included in CNET's financial statements beginning on the date of acquisition.

Subsequent to the acquisition of ZDNet which occurred in late 2000, we incurred costs related to integrating the operations of ZDNet with our operations through the integration of duplicative businesses. As part of the integration process, we evaluated our staffing requirements related to a more challenging business environment and focused on increasing efficiencies in our operations. We initiated reductions in our global workforce and have incurred additional expenses as we continued to lower our cost structure through the discontinuance of several non-profitable or non-growth areas of our Internet and broadcasting operations and the abandonment of certain leases. We have referred to these costs as "integration costs". These integration costs amounted to $2.9 million and $4.7 million in the quarters ended March 31, 2002 and 2001, respectively, and are included in cost of revenues, sales and marketing, and general and administrative expense, as more fully described below. We do not anticipate that we will incur additional integration costs in the future.

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

RESULTS OF OPERATIONS

Revenues

Total Revenues

Total revenues were $55.7 million and $75.2 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in revenues of $19.5 million for the three months ended March 31, 2002 compared to the same period in 2001 was primarily attributable to the downturn in the economy which began in 2001. Although the economy had begun to experience a retraction in early 2001, the full impact was not felt until later in the year and continues into the current year. Revenues for the first quarter of 2002 include revenue for TechRepublic, which was acquired in July 2001.

Internet Revenues

Internet revenues were $43.4 million and $66.7 million and represented 78% and 89% of total revenues for the three months ended March 31, 2002 and 2001, respectively. The decrease in revenues of $23.3 million for the three months ended March 31, 2002 compared to the same period in 2001 was primarily due to the downturn in the economy, and particularly related to technology advertising.

Average daily pages delivered for the three months ended March 31, 2002 and 2001 were approximately 39.7 million for each period. During the three months ended March 31, 2002 and 2001, we averaged approximately 280,000 and 350,000 leads per day from our shopping services, respectively. Internet revenues, page views and leads to merchants for the three months ended March 31, 2002 included TechRepublic for the full period, whereas the same period of 2001 does not include any activity for TechRepublic.

Publishing Revenues

Publishing revenues were $12.3 million and $8.5 million and represented 22% and 11% of total revenues for the three months ended March 31, 2002 and 2001, respectively. The increase in revenues over prior year is primarily due to the inclusion of publishing revenues for our China operations in the first quarter of 2002, whereas in prior year quarter, these operations had not yet begun.

A portion of our revenue was received in the form of securities of our customers amounting to approximately $3.6 million for the three months ended March 31, 2001. There were no such revenues received during the first quarter of 2002. In addition, for the three months ended March 31, 2002, approximately $2.7 million of our revenues were derived from barter transactions compared to $5.3 million for the three months ended March 31, 2001, whereby we delivered advertisements on our Internet channels in exchange for advertisements on the Internet sites of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements received and delivered, and the corresponding revenues and marketing expenses were recognized when the advertisements were delivered.

Cost of Revenues

Total cost of revenues was $37.1 million and $42.8 million for the three months ended March 31, 2002 and 2001, representing approximately 67% and 57% of total revenues, respectively. The decrease in cost of revenues is primarily related to the headcount reductions offset by an increase due to the TechRepublic acquisition in July 2001 and the commencement of China operations in the second quarter of 2001. Approximately $100,000 and $3.0 million of integration costs were included in cost of revenues for the three months ended March 31, 2002 and 2001, respectively.

Sales and Marketing

Sales and marketing expenses were $20.8 million and $39.2 million for the three months ended March 31, 2002 and 2001, respectively, representing 37% and 52% of total revenues for each of the periods. The decrease was primarily due to the headcount reductions in 2001. The costs reduction associated with the workforce contraction did not impact sales and marketing expenses until the third quarter of 2001. Approximately $0.3 million of integration costs were included in sales and marketing for the three months ended March 31, 2001.

General and Administrative

General and administrative expenses were $12.8 million and $9.6 million for the three months ended March 31, 2002 and 2001, respectively, representing 23% and 13% of total revenues for each of the periods, respectively. Approximately $2.8 million and $1.4 million of integration costs were included in general and administrative for the three months ended March 31, 2002 and 2001, respectively. The majority of the integration expense incurred in the first quarter of 2002 was due to additional lease abandonment charges for our international offices.

Goodwill and Intangible Assets Amortization

Goodwill and intangible assets amortization expenses were $205.5 million for the three months ended March 31, 2001. Intangible assets amortization expense was $12.1 million for the three months ended March 31, 2002. Effective January 1, 2002, we adopted the provisions of FAS 142, "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill is no longer amortized. If the non-amortization provisions of SFAS 142 had been effective in 2001, net loss and basic and diluted net loss per share for the three months ended March 31, 2001, would have been $(123.1) million, $(0.91) and $(0.91), respectively.

Realized Gain and Loss on Sales of Investments

We had a gain on sales of investments of $2.3 million and $8.2 million for the three months ended March 31, 2002 and 2001, respectively. We had a loss on the sales of investments of $26,000 for the three months ended March 31, 2002 as compared to $6.7 million for the three months ended March 31, 2001. The decrease in realized gain and loss on sales of investments in the three months ended March 31, 2002 compared to prior year resulted primarily from a decrease in the amount of securities sold in the present period versus the prior year period.

Realized Loss on Impairment of Investments

We had a realized loss on impairment of public investments of $25.5 million for the three months ended March 31, 2001 and a realized loss on impairment of privately held investments of $7.6 million and $89.3 million for the three months ended March 31, 2002 and 2001, respectively.

Income Taxes

We recorded an income tax benefit of $9.0 million and $25.1 million for the three months ended March 31, 2002 and 2001, respectively. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a valuation allowance has been provided against the gross deferred tax assets to properly reflect only recoverable taxes.

In March 2002, Congress enacted the Job Creation and Worker Assistant Act. Through the enactment of this act, losses generated in 2001 and 2002 are permitted a five-year carryback. The losses generated by us in these periods will be carried back to offset taxes paid in 1999 and 2000. The amount of recoverable taxes is reflected in the caption other current assets as prepaid taxes. Previously this amount had been presented on the balance sheet as deferred tax assets.

Net Loss

We recorded a net loss of $31.1 million or $0.22 per diluted share for the three months ended March 31, 2002 compared to a net loss of $316.6 million or $2.33 per diluted share for the three months ended March 31, 2001. The decrease in the current quarter net loss as compared to the same period of the prior year resulted primarily from the cessation of amortization of goodwill upon the adoption of SFAS 142 in 2002, the greater realized loss on the impairment of our privately held investments in prior year quarter, and the realized loss on the impairment of our marketable equity investments in prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, we had cash and cash equivalents of $57.6 million compared to $93.4 million on December 31, 2001. In addition, on March 31, 2002 we had investments in short and long-term marketable debt securities of $135.4 million. Net cash used in operating activities of $26.1 million for the three months ended March 31, 2002 included a net loss of $31.1 million, noncash losses on sales and impairment of investments of $5.3 million and depreciation and amortization totaling $18.4 million. Net cash used by operating activities of $15.0 million for the three months ended March 31, 2001 included a net loss of $316.6 million and noncash losses on sales and impairment of investments of $116.7 million and depreciation and amortization of $212.2 million.

Net cash used by investing activities of $13.2 million for the three months ended March 31, 2002 was primarily attributable to proceeds from the sale of marketable debt securities offset by purchases of marketable debt securities and capital expenditures. Net cash provided by investing activities of $60.2 million for the three months ended March 31, 2001 was primarily attributable to the sale of marketable debt and equity securities offset by purchases of marketable debt and equity securities, investments in privately held companies, and capital expenditures.

Cash provided by financing activities of $3.5 million and of $6.2 million for the three months ended March 31, 2002 and 2001, respectively, was attributable to proceeds from the issuance of common stock through the exercise of options and warrants.

We believe that existing funds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. We do not anticipate the need for additional funding in the foreseeable future. Although we have not presently identified alternate or additional sources of long-term capital, if our cash needs were to change, we may consider raising additional capital through debt or equity offerings in the public or private markets. As of March 31, 2002 we had obligations outstanding under notes payable totaling $176.5 million. Notes payable included $172.9 million of 5% Convertible Subordinated Notes, due March 2006. Such obligations were incurred to obtain proceeds for general corporate purposes and to finance acquisitions.

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

Goodwill and intangibles impairment

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to March 31, 2002 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. We adopted SFAS Nos. 141 and 142 effective January 1, 2002. We do not expect the implementation of SFAS No. 141 to have a material impact on our consolidated financial position, liquidity or results of operations. Under SFAS 142, goodwill is no longer amortized, beginning January 1, 2002.

Goodwill and intangible assets of a reporting unit are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of its goodwill or intangible assets may not be recoverable. Impairment of reporting unit goodwill is evaluated based on a comparison of the reporting unit's book value to the estimated undiscounted (and without interest charges) future cash flows for that reporting unit. Conditions that indicate that impairment of goodwill should be evaluated include a significant decrease in our market value or a current period cash flow loss combined with a history of cash flow losses.

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

Contingencies

We evaluate whether a liability must be recorded for contingencies based on whether a liability is probable and estimable. Our most significant contingencies are related to our ongoing mySimon litigation and our lease guarantee for office space in New York City (as described in Item 3 - " Legal Proceedings" and Note 11 of Item 8 - "Financial Statements" in our Annual Report on Form 10-K, respectively). If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, we would be required to make additional lease payments under the guarantee. In regards to the ongoing mySimon litigation, it is not possible to predict the amount of damages attributable to corrective advertising that could be awarded in a re-trial; however such amounts, if settled adversely to us, could be material to our results of operations and financial condition.

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

Statements regarding our future financial performance or results of operations, including expected revenue growth, EBITDA growth, growth in leads to merchants, future expenses, future operating margins and other future or expected performance are subject to the following risks: that projected cost-reduction initiatives will not be achieved due to implementation difficulties or contractual spending commitments that cannot be reduced; that the businesses identified for further integration to achieve cost synergies will not be integrated successfully; the acquisition of businesses or the launch of new lines of business, which could increase operating expense and dilute operating margins; the inability to attract new customers for our Channel Services products; increased competition, which could lead to negative pressure on our pricing and the need for increased marketing; the inability to maintain, establish or renew relationships with commerce, advertising, marketing, technology, and content providers, whether due to competition or other factors; a continued or worsening slowdown in advertising spending on the Internet in general or on our properties in particular, which could be prompted by a decrease in consumer spending or the failure of early stage companies who are heavy Internet advertisers to receive financing or other factors; the inability of CNET to increase the proportion of advertising from established companies; costs associated with our initiatives to standardize our technology platforms or our failure to successfully complete those initiatives; the impact of political and economic conditions due to the recent terrorist attacks in the U.S., the threat of future terrorism in the U.S. and abroad, and armed conflict in the U.S. and abroad; and the general risks associated with our businesses.

The following additional factors could also impact our financial results and cause our forward-looking statements to be inaccurate:

Any shortfall in revenue or earnings compared to analysts' or investors' expectations could cause, and has in the past, caused an immediate and significant decline in the trading price of our common stock. In addition, we may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and greater decline in the trading price of our common stock.

For a more detailed discussion of risks about our business, see CNET Networks, Inc. Annual Report on Form 10-K for the year ended December 31, 2001 and subsequent Forms 8-K, our Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on September 19, 2001, as well as our definitive proxy statement dated May 2, 2002 and other Securities and Exchange Commission filings, including under the captions "Risk Factors" and "Management's Discussion and Analysis of Results of Operations."

Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission. Also note that we provide cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes and changes in the market values of our investments.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers that, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

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

Foreign Currency Risk

Certain forecasted transactions and assets are exposed to foreign currency risk. We monitor our foreign currency exposures regularly to assess our risk and to determine if we should hedge our currency positions.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

There have been no significant developments in our legal proceedings as disclosed in Item 3 - "Legal Proceedings" of our Annual Report on Form 10-K.

ITEM 2. Changes in Securities and Use of Proceeds. None.

ITEM 4. Submission of Matters to a Vote of Security Holders. None.

ITEM 6. Exhibits and Reports on Form 8-K.

  Exhibits
  Reports on Form 8-K.

Current Report on Form 8-K dated February 7, 2002, Item 5 - "Other Items", which reported CNET's financial results for the fourth quarter and fiscal year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CNET Networks, Inc.
(Registrant)

/s/ Douglas N. Woodrum
Douglas N. Woodrum
Executive Vice President, Chief Financial Officer

Dated: May 7, 2002