Form 10-Q
period 2002-06-30
CNET NETWORKS INC
filed 2002-08-13
CIK 1015577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of July 31, 2002 there were 138,891,402 shares of the registrant's common stock outstanding.

CNET Networks, Inc.
TABLE OF CONTENTS

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(000's, except share and per share data)

                                                        June 30,   December 31,
                                                         2002          2001
                                                     ------------  ------------
                              ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . .  $     94,120  $     93,439
     Investments in marketable debt securities . .        39,851        46,760
     Accounts receivable, net. . . . . . . . . . .        46,695        56,495
     Other current assets. . . . . . . . . . . . .        18,674        29,472
                                                     ------------  ------------
       Total current assets . . . . . . . . . . . .      199,340       226,166

Restricted cash . . . . . . . . . . . . . . . . . .       15,762        16,270
Investments in marketable debt securities. . . .  .       73,080        76,777
Property and equipment, net. . . . . . . . . . . .        76,674        79,043
Other assets . . . . . . . . . . . . . . . . . . .        26,634        41,036
Intangible assets, net . . . . . . .  . . . . . . . .     65,051        96,135
Goodwill, net . . . . . . .  . . . . . . . . . . .       294,966       279,353
                                                     ------------  ------------
       Total assets . . . . . . . . . . . . .  . .  $    751,507  $    814,780
                                                     ============  ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable. . . . . . . . . . . . . . .  $      7,541  $      7,324
     Accrued liabilities . . . . . . . . . . . . .        73,204        80,224
     Current portion of long-term debt . . . . . .            77            77
                                                     ------------  ------------
        Total current liabilities. . . . . . . . .        80,822        87,625

Noncurrent liabilities:
     Long-term debt . . . . . . . . . . . . . . . .      176,886       176,457
     Other liabilities  . . . . . . . . . . . . . .        5,959         7,199
                                                     ------------  ------------
        Total liabilities  . . . . . . . . . . . .       263,667       271,281

Stockholders' equity:
     Common stock;  $0.0001 par value; 400,000,000
      shares authorized; 138,895,099 outstanding at
      June 30, 2002 and 138,300,625 outstanding
      at December 31, 2001. . . . . . . . . . . . . .         14            14
     Notes receivable from stockholders. . . . . . .        (397)         (563)
     Deferred stock compensation . . . . . . . . . .           -          (481)
     Additional paid in capital. . . . . . . . . .     2,698,580     2,695,443
     Other comprehensive income. . . . . . . . . .       (15,345)      (12,789)
     Treasury stock, at cost . . . . . . . . . . .       (30,428)      (30,409)
     Accumulated deficit . . . . . . . . . . . . .    (2,164,584)   (2,107,716)
                                                     ------------  ------------
        Total stockholders' equity . . . . . . . .       487,840       543,499
                                                     ------------  ------------
        Total liabilities and stockholders' equity  $    751,507  $    814,780
                                                     ============  ============

See accompanying notes to the condensed consolidated financial statements

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(000's, except share and per share data)

                                              Three Months Ended         Six Months Ended
                                                     June 30,                   June 30,
                                         -------------------------- --------------------------
                                             2002          2001         2002          2001
                                         ------------- ------------ ------------- ------------
Revenues:
   Internet. . . . . . . . . . . . . .  $      44,356 $     59,717  $     87,736 $    126,370
   Publishing . . . . . . . . . . . . .        12,882       11,372        25,154       19,871
                                         ------------- ------------ ------------- ------------
    Total revenues. . . . . . . . . .          57,238       71,089       112,890      146,241

Operating expenses:
   Cost of revenues . . . . . . . . . .        37,177       45,254        74,312       88,016
   Sales and marketing . . . . . . . .         20,230       34,357        40,984       73,548
   General and administrative. . . . .         15,990       10,534        28,749       20,143
   Depreciation. . . . . . . . . . . .          6,766        5,957        13,007       11,553
   Amortization of goodwill and
    intangible assets . . . . . . . . .        12,186      206,794        24,245      412,254
                                         ------------- ------------ ------------- ------------
    Total operating expenses . . . . .         92,349      302,896       181,297      605,514
                                         ------------- ------------ ------------- ------------
    Operating loss . . . . . . . . . .        (35,111)    (231,807)      (68,407)    (459,273)

Non-operating income (expense):
   Realized gains on
    sale of investments . . . . . . . .            98          909         2,434        9,100
   Realized losses on
    sale of investments . . . . . . . .           (47)      (1,442)          (73)      (8,129)
   Realized losses on impairment
     of public investments . . . . . .           (154)      (1,385)         (154)     (26,840)
   Realized losses on impairment
     of private investments . . . . . .          (500)           -        (8,139)     (89,271)
   Interest income.. . . . . .  . . . .         1,267        3,226         2,639        7,419
   Interest expense. . . . . .  . . . .        (2,579)      (4,623)       (5,357)      (9,161)
   Other. . . . . . . . . . . . . . . .          (101)        (290)         (104)        (889)
                                         ------------- ------------ ------------- ------------
    Total non-operating income (expense)       (2,016)      (3,605)       (8,754)    (117,771)
                                         ------------- ------------ ------------- ------------

   Net loss before income taxes. . . .        (37,127)    (235,412)      (77,161)    (577,044)

     Income tax benefit.  . . . . . . .       (11,309)     (17,289)      (20,293)     (42,346)
                                         ------------- ------------ ------------- ------------
   Net loss. . . . . . . . . . . . . .  $     (25,818)$   (218,123) $    (56,868)$   (534,698)
                                         ============= ============ ============= ============

Basic and diluted net loss per share. . $       (0.19)$      (1.60) $      (0.41)$      (3.93)
                                         ============= ============ ============= ============
Shares used in calculating
  basic and diluted per share data . .    138,772,593  136,516,524   138,720,732  136,018,075
                                         ============= ============ ============= ============

See accompanying notes to the condensed consolidated financial statements

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(000's, except share and per share data)

                                                                 Six Months Ended
                                                                     June 30,
                                                          -------------------------
                                                              2002         2001
                                                          ------------  -----------
Cash flows from operating activities:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . $    (56,868) $  (534,698)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization. . . . . . . . . . .        37,256      425,343
     Noncash interest. . . . . . . . . . . . . . . . . .          548        3,078
     Deferred taxes. . . . . . . . . . . . . . . . . . . .      9,557      (39,774)
     Allowance for doubtful accounts. . . . . . . . . .         4,899        8,274
     Services exchanged for cost method investments. . .            -       (4,697)
     (Gain) loss on sale and impairment of marketable
       securities and privately held investments . . . .        6,056      115,140
     (Gain) loss on sale and impairment of marketable
       debt securities . . . . . . . . . . . . . . . . .         (119)           -
     Foreign currency translation gain (loss). . . . . .       (2,618)         920
     Loss on disposal of fixed assets. . . . . . . . . .          128            -
     Changes in operating assets and liabilities,
       net of acquisitions:
        Accounts receivable . . . . . . . . . . . . . .         4,988       32,720
        Other assets. . . . . . . . . . . . . . . . . .         1,495      (14,077)
        Accounts payable. . . . . . . . . . . . . . . .           159       (9,830)
        Accrued liabilities . . . . . . . . . . . . . .        (8,720)     (28,830)
        Other long term liabilities . . . . . . . . . .        (1,068)      (2,050)
        Benefit from exercise of stock options . . . . . .          -        3,602
                                                          ------------  -----------
         Net cash used in operating activities . . . . .       (4,307)     (44,879)
                                                          ------------  -----------
Cash flows from investing activities:
  Purchase of marketable equity securities. . . . . . . .           -      (40,988)
  Purchase of marketable debt securities. . . . . . . .       (94,295)           -
  Proceeds from sale of marketable debt securities. . .       106,835       96,890
  Proceeds from sale of marketable equity securities. .           144       23,941
  Proceeds from sales of (investments in)
   privately held companies . . . . . . . . . . . . . .         3,000       (8,002)
  Net cash acquired (paid for) acquisitions . . . . . . .      (4,022)           -
  Capital expenditures . . . . . . . . . . . . . . . . .      (10,572)     (19,895)
                                                          ------------  -----------
         Net cash provided by  investing activities. . .        1,090       51,946
                                                          ------------  -----------
Cash flows from financing activities:
  Payments received on stockholders' notes. . . . . . .           149            -
  Net proceeds from employee stock purchase plan. . . .           476        1,405
  Net proceeds from exercise of options and warrants. .         3,136       10,001
  Principal payments on borrowings. . . . . . . . . . .          (249)        (862)
                                                          ------------  -----------
         Net cash provided by financing activities. . .         3,512       10,544
                                                          ------------  -----------
Net increase in cash and cash equivalents. . . . . . . .          295       17,611
Effect of exchange rate changes on cash and
  cash equivalents . . . . . . . . . . . . . . . . . . . .        386         (327)
Cash and cash equivalents at beginning of period  . . .        93,439      167,301
                                                          ------------  -----------
Cash and cash equivalents at end of period  . . . . . .  $     94,120  $   184,585
                                                          ============  ===========
Supplemental disclosure of cash flow information:
  Interest paid . . . . . . . . . . . . . . . . . . . .  $      4,323  $     8,036
  Taxes refunded. . . . . . . . . . . . . . . . . . . .  $     31,697  $         -

See accompanying notes to condensed consolidated financial statements

CNET NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

(1) BASIS OF FINANCIAL STATEMENTS

BUSINESS AND BASIS OF PRESENTATION

CNET Networks, Inc. (CNET) is a global media company producing a branded Internet network, a technology product database, print publications, and radio programming for both businesses and individuals. CNET, a Delaware corporation, commenced operations in 1992.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the financial condition, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in CNET's most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, which contains additional financial and operating information and information concerning the significant accounting policies followed by CNET. Additionally, there have been no significant changes in any of CNET's commitments since CNET's most recent Annual Report on Form 10-K, except as disclosed in footnote 9.

The condensed consolidated results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the current year or any other future period.

CONCENTRATION OF CREDIT RISK

Revenues from one customer, Gateway Inc., approximate 11% of total revenues for year-to-date 2002. Of the revenues from this one customer, approximately 68% are generated from a custom publishing contract.

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

In March 2002, Congress enacted the Job Creation and Worker Assistant Act. Through the enactment of this act, losses generated in 2001 and 2002 may be carried back over a five-year period. The losses generated by CNET in these periods have been carried back to offset taxes paid in 1999 and 2000. Approximately $31.7 million of recoverable taxes were refunded to CNET in the second quarter of 2002.

IMPAIRMENT OF LONG-LIVED ASSETS

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) 144, "Accounting for the Impairment of Long-Lived Assets" which establishes an accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events". SFAS 144 eliminates goodwill from its scope, therefore it does not require, as SFAS 121 does, goodwill to be allocated to the long-lived assets. The statement is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS 144 has not had a material effect on CNET's financial position or results of operations.

CNET reviews its long-lived assets if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted (and without interest charges) future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

GOODWILL AND INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The implementation of SFAS 141 has not had a material impact on CNET's consolidated financial position, liquidity or results of operations.

Effective January 1, 2002 under SFAS 142, goodwill is no longer amortized. Although the provisions of SFAS 142 were not effective in their entirety until January 1, 2002, the goodwill acquired in business combinations which occurred after June 30, 2001 fell under the condition of SFAS 142 requiring no amortization of goodwill arising from transactions completed after June 30, 2001. Therefore, goodwill arising from any such transactions has not been amortized. The following table summarizes net loss adjusted to exclude goodwill amortization as if the non- amortization provisions of SFAS 142 had been effective in 2001:

(000's, except per share data)
                         Three Months Ended June 30,  Six Months Ended June 30,
                            ----------------------    ----------------------
                              2002         2001         2002         2001
                            ---------    ---------    ---------    ---------

Reported net loss         $  (25,818)  $ (218,123)  $  (56,868)  $ (534,698)
Goodwill amortization              -      193,280            -      386,724
                            ---------    ---------    ---------    ---------
  Adjusted net loss       $  (25,818)  $  (24,843)  $  (56,868)  $ (147,974)
                            =========    =========    =========    =========

Basic and diluted loss per
  share - as reported     $    (0.19)  $    (1.60)  $    (0.41)  $    (3.93)
                            =========    =========    =========    =========
Basic and diluted loss per
  share - as adjusted     $    (0.19)  $    (0.18)  $    (0.41)  $    (1.09)
                            =========    =========    =========    =========

As part of the transition provisions of SFAS 142, CNET was required to review for impairment all previously recognized intangible assets that have been determined to have indefinite useful lives. CNET completed this implementation transition impairment testing during the second quarter of 2002. For the purpose of the SFAS 142 review, CNET has identified its reporting units as follows: U.S. Media (excluding Computer Shopper), Computer Shopper, Channel Services, Asia and Europe. CNET has performed the transition impairment tests by comparing the carrying amount of each reporting unit's net assets, including goodwill, to the fair value of each reporting unit having goodwill. In no instance did the carrying amount of a reporting unit exceed its fair value as of January 1, 2002, and therefore, CNET has determined that there is no impairment resulting from these transitions tests. On an ongoing basis, CNET will review goodwill for impairment on at least an annual basis with a valuation date of August 31 having been established as the date on which this annual review will take place.

Goodwill and intangible assets of a reporting unit are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of its goodwill or intangible assets may not be recoverable. Impairment of reporting unit goodwill is evaluated based on a comparison of the reporting unit's book value to the estimated undiscounted (and without interest charges) future cash flows for that reporting unit. Conditions that indicate that impairment of goodwill should be evaluated include a sustained decrease in CNET's market value or an adverse change in business climate.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement supercedes Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS 146, the FASB has concluded that an entity's commitment to a plan does not necessarily create a present obligation to others that meets the definition of a liability. The provisions of SFAS 146 are effective for exit and disposal activities initiated after December 31, 2002. CNET is currently analyzing SFAS 146 to determine its impact on CNET's consolidated financial statements.

RECLASSIFICATIONS

Certain amounts in the financial statements and notes thereto have been reclassified to conform to the current year classification.

(2) ACQUISITIONS

On April 30, 2002, CNET acquired intellectual property and certain other assets of Upgradebase.com, Inc., a provider of content specifications for memory and memory upgrades, as well as other computer products and peripherals, and Vendorbase.com, Inc., a provider of remarketed IT products. On May 3, 2002, CNET acquired intellectual property and certain other assets of Smartshop.com, Inc., a provider of online comparison-shopping infrastructure. The total purchase price for all three acquisitions was $5.3 million. A total of $4.0 million was paid in cash with the remainder outstanding under notes payable that are to be paid within a year of the acquisitions. The transactions have been accounted for using the purchase method of accounting.

The aggregate purchase price has been allocated to tangible and intangible assets based on estimates of their respective fair values. Accordingly, adjustments may be made upon the completion of the valuations that are in progress. Based on preliminary estimates, the aggregate purchase price of $5.3 million was allocated to goodwill of approximately $5.6 million, fixed assets of approximately $200,000, accounts receivable of approximately $100,000, and assumed liabilities of approximately $600,000.

In accordance with the provisions of SFAS 142, goodwill arising from these transactions has not been amortized.

(3) LEASE ABANDONMENT

In 2001, CNET performed an evaluation of its domestic and international real estate requirements. This evaluation resulted in the consolidation or abandonment of several leased facilities. In connection with these abandoned leases, CNET established an accrual for lease abandonment of $17.4 million. An additional $1.4 million, primarily for international locations, was added to the accrual when certain assumptions regarding the timing of subleasing were modified. As further consolidation of the U.S. facilities took place in the second quarter of 2002 an additional $1.9 million was added to the accrual. Cash expenditure reductions to this accrual have been $8.1 million. At June 30, 2002, a balance of $12.6 million remained in this accrual.

(4) GOODWILL AND INTANGIBLE ASSETS

Acquired Intangible Assets

The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

                                                   June 30, 2002
                                            ------------------------
                                          Gross Carrying Accumulated
 (000's)                                      Amount     Amortization
                                            -----------  -----------

Amortized intangible assets:
 Content. . . . . . . . . . . . . . . . .  $    44,201  $   (25,067)
 Registered Users. . . . . . . . . . . . .      42,719      (23,664)
 Tradename/trademarks. . . . . . . . . . .      28,808      (15,737)
 Subscriptions. . . . . . . . . . . . . .       15,138       (8,524)
 Developed technology. . . . . . . . . . . .     9,222       (5,380)
 Other. . . . . . . . . . . . . . . . . . .      7,648       (4,311)
                                            -----------  -----------
     Total. . . . . . . . . . . . . . . .  $   147,736  $   (82,683)
                                            ===========  ===========

Intangibles that are subject to amortization are amortized on a straight-line basis over three years.

Goodwill

The following table sets forth the changes in goodwill for the six months ended June 30, 2002:

(000's)

Balance as of December 31, 2001 $ 279,353
Reclassifications (1)               7,078
                                 ---------
Balance as of January 1, 2002     286,431
Acquisitions and other (2)          8,535
                                 ---------
Balance as of June 30, 2002     $ 294,966
                                 =========

  Upon the adoption of SFAS 142, certain intangible assets with a carrying value of $7.1 million were reclassified to goodwill.

  Acquisitions and other represents approximately $5.6 million of goodwill related to the recent asset acquisitions of Upgradebase, Vendorbase and Smartshop and the addition of approximately $2.9 million for TechRepublic acquisition costs.

(5) NET LOSS PER SHARE

The following table sets forth the computation of net loss per share:

 (000's, except share and per share data)
                                              Three Months Ended         Six Months Ended
                                                     June 30,                 June 30,
                                         -------------------------- --------------------------
                                             2002          2001         2002          2001
                                         ------------- ------------ ------------- ------------

Net loss . . . . . . . . . . . . . . .  $     (25,818)$   (218,123)$     (56,868)$   (534,698)
                                         ============= ============ ============= ============

 Weighted average common shares
  outstanding used in computing basic and
  diluted loss per share  . . . . . . .   138,772,593  136,516,524   138,720,732  136,018,075
                                         ============= ============ ============= ============

Basic and diluted net loss per share .  $       (0.19)$      (1.60)$       (0.41)$      (3.93)
                                         ============= ============ ============= ============

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Basic and diluted net loss per share for the three months ended June 30, 2002 does not include the effect of 358,912 common shares related to options with an average exercise price of $3.59 per share or 9,864 shares of unvested restricted stock with an average exercise price of $1.26 per share because their effect is anti-dilutive. Net loss per share for the three months ended June 30, 2001 does not include the effect of 2,362,109 common shares related to options at an average exercise price of $8.39 or 110,359 shares of unvested restricted stock with an average exercise price of $1.19 per share because their effect is anti-dilutive.

Basic and diluted net loss per share for the six months ended June 30, 2002 does not include the effect of 1,756,220 common shares related to options with an average exercise price of $5.04 per share or 10,903 shares of unvested restricted stock with an average exercise price of $1.26 per share because their effect is anti-dilutive. Net loss per share for the six months ended June 30, 2001 does not include the effect of 3,586,621 common shares related to options at an average exercise price of $8.48 or 405,241 shares of unvested restricted stock with an average exercise price of $1.19 per share because their effect is anti-dilutive.

(6) COMPREHENSIVE LOSS

CNET has adopted the provisions of SFAS 130, "Reporting Comprehensive Income", which established standards for reporting and disclosures of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements.

The changes in the components of other comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 are as follows:

                                        Three Months Ended      Six Months Ended
                                              June 30,                June 30,
                                       ----------------------  ----------------------
 (000's)                                  2002        2001        2002        2001
                                       ----------  ----------  ----------  ----------

Unrealized holding gains (losses) from:
 Marketable debt and equity securities $     727  $  201,115  $      104  $   98,395
 Debt obligations. . . . . . . . . .           -    (197,273)          -     (97,351)
Deferred tax asset (liability)
  related to unrealized holding
  gains(losses). . . . . . . . . . .        (291)     (2,030)        (42)    (40,078)
                                       ----------  ----------  ----------  ----------
                                             436       1,812          62     (39,034)
Foreign currency translation
  gain (loss). . . . . . . . . . . .        (664)     (5,478)     (2,618)        920
                                       ----------  ----------  ----------  ----------
                                       $    (228) $   (3,666) $   (2,556) $  (38,114)
                                       ==========  ==========  ==========  ==========

The components of other comprehensive income are:

                                        Three Months Ended      Six Months Ended
                                              June 30,                June 30,
                                       ----------------------  ----------------------
  (000')                                  2002        2001        2002        2001
                                       ----------  ----------  ----------  ----------

Net loss. . . . . . . . . . . . . . . $  (25,818) $ (218,123) $  (56,868) $ (534,698)
                                       ==========  ==========  ==========  ==========
Other comprehensive income (loss),
 net of tax:
 Unrealized holding gains arising
  during the period. . . . . . . . .  $      531  $    3,187  $      569  $   12,633
 Unrealized holding losses arising
  during the period. . . . . . . . . .       (95)     (1,375)       (507)    (51,667)
Foreign currency translation
  gain (loss). . . . . . . . . . . .        (664)     (5,478)     (2,618)        920
                                       ----------  ----------  ----------  ----------
Comprehensive loss. . . . . . . . . . $  (26,046) $ (221,789) $  (59,424) $ (572,812)
                                       ==========  ==========  ==========  ==========

(7) MARKETABLE EQUITY SECURITIES AND OTHER INVESTMENTS

Marketable Equity Securities

In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," CNET determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Investments classified as available for sale are reported at market value, with the unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income in stockholders' equity. Realized gains and losses on sales of investments and declines in value determined to be other-than- temporary are included in non-operating expense in the statement of operations. Declines in value of marketable equity securities are determined to be other-than-temporary when the securities have consistently traded below original cost for a nine-month period, and general market conditions or specific circumstances relating to a security indicate that the security will not recover its original cost. Once an other-than-temporary decline has been identified, the average market price over the preceding 90-calendar day period is compared to the current carrying value. The amount of loss, which is considered to be an other-than-temporary decline, is measured by comparing the cost basis to the higher of the 90-calendar day average and the current carrying value. A realized loss is recognized for the amount of the loss that is considered to be an other-than-temporary decline. This review and evaluation process is performed on an ongoing basis for all marketable equity securities owned by CNET.

CNET recorded losses on the sale of marketable debt and equity securities of $47,000 and $1.4 million in the three months ended June 30, 2002 and 2001, respectively, and $73,000 and $8.1 million in the six months ended June 30, 2002 and 2001, respectively. CNET recorded realized gains on the sale of marketable debt and equity securities of $98,000 and $909,000 in the three months ended June 30, 2002 and 2001, respectively, and $124,000 and $9.1 million in the six months ended June 30, 2002 and 2001, respectively. CNET recognized impairment losses for marketable debt and equity securities of $154,000 and $1.4 million in the three months ended June 30, 2002 and 2001, respectively, and $154,000 and $26.8 million in the six months ended June 30, 2002 and 2001, respectively.

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

CNET recognized impairment losses of $500,000 on privately held investments in the three months ended June 30, 2002. In the three months ended June 30, 2001, no such losses were recognized. CNET recognized impairment losses of $8.1 million and $89.3 million in the six months ended June 30, 2002 and 2001, respectively. Additionally, in the six months ended June 30, 2002, CNET recognized a gain of $2.3 million on the sale of its share in a joint venture.

(8) SEGMENTS

CNET's reporting structure has changed significantly over the period since the acquisition of the ZDNet business. After review of CNET's internal financial reporting structure once the ZDNet business was fully integrated, it was determined that CNET's primary areas of measurement and decision-making include three principal business segments. Based upon the criteria established by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", CNET has determined that its business segments are U.S. Media, International Media and Channel Services. U.S. Media consists of an online network including sites providing sources of technology information, as well as shopping services, a technology print publication, and a radio broadcast providing technology news and information. International Media includes the delivery of online technology information and several technology print publications. Channel Services includes a licensed product database and an online technology marketplace for resellers, distributors and manufacturers.

Summarized information by segment as excerpted from the internal management reports is as follows:

   (000's)                                    Three months ended June 30, 2002
                               -------------------------------------------------------
                                       International  Channel
                               U.S. Media  Media     Services     Other       Total
                               --------- ---------  ----------- ----------  ----------

   Revenues. . . . . . . . . .$  46,730 $   6,747 $      3,761 $        - $    57,238

   Operating expenses . . . .    51,879     8,681        5,094     26,695      92,349
                               --------- ---------  ----------- ----------  ----------
    Operating loss . . . . .  $  (5,149)$  (1,934)$     (1,333)$  (26,695) $  (35,111)
                               ========= =========  =========== ==========  ==========

                                              Three months ended June 30, 2001
                               -------------------------------------------------------
                                       International  Channel
                               U.S. Media  Media     Services     Other       Total
                               --------- ---------  ----------- ----------  ----------

   Revenues. . . . . . . . . .$  59,050 $   8,388 $      3,651 $        - $    71,089

   Operating expenses . . . .    68,596    12,009        6,284    216,007     302,896
                               --------- ---------  ----------- ----------  ----------
    Operating loss . . . . .  $  (9,546)$  (3,621)$     (2,633)$ (216,007) $ (231,807)
                               ========= =========  =========== ==========  ==========

                                              Six months ended June 30, 2002
                               -------------------------------------------------------
                                       International  Channel
                               U.S. Media  Media     Services     Other       Total
                               --------- ---------  ----------- ----------  ----------

   Revenues. . . . . . . . . .$  93,833 $  11,827 $      7,230 $        - $   112,890

   Operating expenses . . . .   106,043    16,888       10,443     47,923     181,297
                               --------- ---------  ----------- ----------  ----------
    Operating loss . . . . .  $ (12,210)$  (5,061)$     (3,213)$  (47,923) $  (68,407)
                               ========= =========  =========== ==========  ==========

                                              Six months ended June 30, 2001
                               -------------------------------------------------------
                                       International  Channel
                               U.S. Media  Media     Services     Other       Total
                               --------- ---------  ----------- ----------  ----------

   Revenues. . . . . . . . . .$ 124,561 $  14,387 $      7,293 $        - $   146,241

   Operating expenses . . . .   140,392    22,296       11,044    431,782     605,514
                               --------- ---------  ----------- ----------  ----------
    Operating loss . . . . .  $ (15,831)$  (7,909)$     (3,751)$ (431,782) $ (459,273)
                               ========= =========  =========== ==========  ==========

Since operating income (loss) before depreciation and amortization is the measure of operating performance that management uses for making decisions and allocating resources, certain operating costs are not allocated across segments. These unallocated operating costs, included in "Other" in the tables above, represent all costs related to the integration and realignment of CNET's business and all depreciation and amortization expenses. Assets are not allocated to segments for internal reporting purposes. Segment operating income (loss) before depreciation and amortization should not be considered a substitute for operating income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

(9) SUBSEQUENT EVENT

In conjunction with the ZDNet acquisition, CNET assumed a guarantee of the obligations of Ziff Davis Media Inc., an unaffiliated company, under a New York City office lease for a total of 399,773 square feet. In connection with that guarantee, CNET also has a letter of credit for $15.2 million outstanding as a security deposit. As there is no present obligation to make any payments in connection with this guarantee, CNET has not recorded any liability for this guarantee in its financial statements. This lease expires in 2019. The annual average cost per square foot is approximately thirty dollars over the remaining term of the lease. Through a sublease from Ziff Davis Media Inc., CNET currently occupies 49,140 square feet of the office space covered under this lease. Ziff Davis Media Inc. currently occupies 206,176 square feet of this space. There are two additional sublessees, The Bank of New York and Softbank (a related party), who collectively occupy a total of 144,457 square feet. During the second quarter of 2002, Softbank subleased its 31,000 square feet to The Beanstalk Group. According to an August 12, 2002 Ziff Davis Media Inc. press release, Ziff Davis Media announced that the company had received approval from its bondholders and bank lenders for its out-of-court financial restructuring plan. Some of the details of the restructuring plan can be found at Ziff Davis Media's company website.

CNET also has an agreement with Ziff Davis Media Inc. through March 1, 2003 to receive certain services (production, distribution, and circulation) related to the publication of CNET's Computer Shopper print magazine. CNET could obtain these services from other vendors should CNET need to do so.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

CNET Networks, Inc., the global source of technology and commerce-related services, primarily for the technology industry, produces a branded, global Internet network, print publications, a technology product database and radio programming for both businesses and individuals. Using unbiased content as our platform, we have built marketplaces for technology and consumer products, and, through our CNET Channel division, we are a provider of information powering the computer and electronics sales and distribution channels.

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

The acquisition of TechRepublic, Inc. (TechRepublic) in July 2001 served to expand our network and contributed to revenues, cost of revenues and operating expenses beginning with the third quarter of 2001. This acquisition was accounted for using the purchase method of accounting, and the financial results of its operations are included in CNET's financial statements beginning on the date of acquisition.

Subsequent to the acquisition of ZDNet which occurred in late 2000, we incurred costs related to integrating the operations of ZDNet with our operations through the integration of duplicative businesses. As part of the integration process, we evaluated our staffing requirements related to a more challenging business environment and focused on increasing efficiencies in our operations. We initiated reductions in our global workforce and have incurred additional expenses as we continued to lower our cost structure through the discontinuance of several non-profitable or non-growth areas of our Internet and broadcasting operations and the abandonment of certain leases. We have referred to these costs as "integration costs". These integration costs amounted to $2.9 million in the six months ended June 30, 2002 and were $3.3 million and $8.0 million in the three and six months ended June 30, 2001, respectively, and are included in cost of revenues, sales and marketing, and general and administrative expense, as more fully described below. We do not anticipate that we will incur additional integration costs in the future related to our past acquisitions.

Additionally, we have invested in the creation of a standardized, global technology platform to deliver content and advertising, enable commerce and create universal data collection and registration systems aimed at long term cost reduction. This investment is expected to simplify our operations, build a scalable infrastructure, and create long term cost savings.

During the second quarter of 2002, we took actions to further simply our organizational structure by realigning our business around key business categories. Concurrent with this realignment, we announced a 10% workforce reduction. Costs incurred in connection with this realignment consist primarily of severance, lease abandonment charges and contract termination costs and are referred to as "business realignment expenses". These costs totaled $7.7 million for the three and six months ended June 30, 2002. We believe our integration and realignment efforts and creation of a standardized, global technology platform will result in costs savings that will better position us for a quicker return to profitability.

RESULTS OF OPERATIONS

Revenues

Total Revenues

Total revenues were $57.2 million and $71.1 million for the three months ended June 30, 2002 and 2001, respectively, and $112.9 million and $146.2 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in revenues of $13.9 million and $33.4 million for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001 was primarily attributable to the downturn in the economy, which began in 2001, and the resulting market weakness. In particular, the technology industry has experienced a significant slowdown in economic activity, resulting in reductions in their advertising and marketing spending, the primary source of our revenues. Although the economy experienced a retraction in early 2001, the full impact was not felt until later in the year and continues into the current year. Revenues for the three and six months ended June 30, 2002 included revenues for TechRepublic, which was acquired in July 2001.

Internet Revenues

Internet revenues were $44.4 million and $59.7 million and represented 77% and 84% of total revenues for the three months ended June 30, 2002 and 2001, respectively, and were $87.7 million and $126.4 million, representing 78% and 86% of total revenues for the six months ended June 30, 2002 and 2001, respectively. The decrease in revenues of $15.4 million and $38.6 for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001 was primarily due to the downturn in the economy, and particularly related to technology advertising.

Publishing Revenues

Publishing revenues were $12.9 million and $11.4 million and represented 23% and 16% of total revenues for the three months ended June 30, 2002 and 2001, respectively, and were $25.2 million and $19.9 million, representing 22% and 14% of total revenues for the six months ended June 30, 2002 and 2001, respectively. The increase in revenues for the three months ended June 30, 2002 over the same period of prior year is due to the expansion of our operations in Asia, as well as custom printing arrangements with Gateway Inc. in our U.S. operations. The increase in revenues for the six months ended June 30, 2002 over prior year is primarily due to the inclusion of publishing revenues for our Asia operations for the full six-month period in 2002, whereas in prior year quarter, these operations did not begin until the second quarter of 2001.

A portion of our revenues was received in the form of securities of our customers amounting to approximately $1.1 million and $4.7 million for the three and six months ended June 30, 2001, respectively. There were no such revenues received during the first half of 2002. In addition, for the three and six months ended June 30, 2002, approximately $2.9 million and $5.7 million of our revenues, respectively, were derived from barter transactions compared to $5.1 million and $11.0 million for the three and six months ended June 30, 2001, whereby we delivered advertisements on our Internet channels in exchange for advertisements on the Internet sites of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements received and delivered, and the corresponding revenues and marketing expenses were recognized when the advertisements were delivered.

Segment Revenues and Operating Expenses

For the three and six months ended June 30, 2002 as compared to the same periods of the prior year, revenues have decreased for the U.S. Media and International Media segments while they have remained relatively flat for Channel Services. The decrease in revenues for U.S. Media and International Media is primarily related to economic forces and the resulting market weakness. In particular, the technology industry has experienced a significant slowdown in economic activity, resulting in reductions in their advertising and marketing spending, the primary source of our revenues.

For the three and six months ended June 30, 2002, all three business segments have decreased operating costs as compared to the same periods of prior year primarily as an effect of headcount reductions and other cost saving measures.

Cost of Revenues

Total cost of revenues were $37.2 million and $45.3 million for the three months ended June 30, 2002 and 2001, representing approximately 65% and 64% of total revenues, respectively, and were $74.3 million and $88.0 million for the six months ended June 30, 2002 and 2001, representing 66% and 60% of total revenues, respectively. The decrease in the cost of revenues is primarily related to the headcount reductions offset by an increase due to the TechRepublic acquisition in July 2001 and the commencement of Asia publishing operations in the second quarter of 2001. Approximately $535,000 of realignment costs and $765,000 million of integration costs were included in cost of revenues for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, $659,000 of business realignment expenses and integration costs were included in cost of revenues, and for the six months ended June 30, 2001, $3.7 million of integration expenses were included.

Sales and Marketing

Sales and marketing expenses were $20.2 million and $34.4 million for the three months ended June 30, 2002 and 2001, respectively, representing 35% and 48% of total revenues for each of the periods, and were $41.0 and $73.5 million representing 36% and 50% of total revenues for the six months ended June 30, 2002 and 2001, respectively. The decrease in sales and marketing expenses in the current year periods as compared to the same periods of prior year was primarily due to a decrease in marketing spending and headcount reductions. Approximately $327,000 of business realignment expenses were included in sales and marketing expenses for the three months ended June 30, 2002 and $174,000 of integration costs were included in sales and marketing for the three months ended June 30, 2001. Approximately $339,000 of business realignment expenses and integration costs were included in sales and marketing expenses for the six months ended June 30, 2002, and $496,000 of integration costs were included in sales and marketing for the six months ended June 30, 2001.

General and Administrative

General and administrative expenses were $16.0 million and $10.5 million for the three months ended June 30, 2002 and 2001, representing 28% and 15% of total revenues for each of the periods, respectively, and were $28.7 million and $20.1 million, or 25% and 14% of total revenues, for the six months ended June 30, 2002, respectively. Approximately $6.9 million of business realignment expenses were included in general and administrative expenses for the three months ended June 30, 2002, and $2.3 million of integration costs were included in general and administrative for the three months ended June 30, 2001. Approximately $9.7 million of business realignment expenses and integration costs and $3.7 million of integration costs were included in general and administrative for the six months ended June 30, 2002 and 2001, respectively. The majority of the business realignment expense incurred in the second quarter of 2002 consisted of $4.5 million in severance costs and $2.2 million in lease abandonment costs.

Goodwill and Intangible Assets Amortization

Intangible assets amortization expense was $12.2 million and $24.2 million for the three and six months ended June 30, 2002. Goodwill and intangible assets amortization expenses were $206.8 million and $412.3 million for the three and six months ended June 30, 2001, respectively. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill is no longer amortized. If the non-amortization provisions of SFAS 142 had been effective in 2001, net loss and basic and diluted net loss per share for the three months ended June 30, 2001 would have been $24.8 million and $0.18, respectively, and for the six months ended June 30, 2001 would have been $148.0 million and $1.09, respectively.

We have completed our adoption of SFAS 142 at our implementation date, and have concluded that no goodwill impairment existed as of that date. However, given the recent declines in the equity markets and in our stock price, we intend to monitor the situation closely. Goodwill and intangible assets of a reporting unit are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of its goodwill or intangible assets may not be recoverable. Conditions that indicate that impairment of goodwill should be evaluated include a sustained decrease in our market value or an adverse change in business climate. Should it become evident that an impairment in goodwill has arisen in some or all of our reporting units as a result of such a change, an adjustment for goodwill impairment may be required at a future date, the amount of which has not yet been determined.

Realized Gain and Loss on Sales of Investments

We had a gain on sales of investments of $98,000 and $909,000 for the three months ended June 30, 2002 and 2001, respectively, and $2.4 million and $9.1 million for the six months ended June 30, 2002, respectively. We had a loss on the sales of investments of $47,000 for the three months ended June 30, 2002 as compared to $1.4 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, loss on sales of investments was $73,000 and $8.1 million, respectively. The decrease in realized gain and loss on sales of investments in the three and six months ended June 30, 2002 compared to prior year resulted primarily from a decrease in the amount of securities sold in the present periods versus the prior year periods. Approximately $2.3 million of the gain realized in 2002 was from the sale of our share in a joint venture.

Realized Loss on Impairment of Investments

We had a realized loss on impairment of public investments of $154,000 for both the three and six month periods ended June 30, 2002 and of $1.4 million and $26.8 million for the three and six months ended June 30, 2001, respectively. We had a realized loss on impairment of private investments of $500,000 for the three months ended June 30, 2002 and of $8.1 million and $89.3 million for the six months ended June 30, 2002 and 2001, respectively.

Income Taxes

We recorded an income tax benefit of $11.3 million and $17.3 million for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, we had an income tax benefit of $20.3 million and $42.2 million. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a valuation allowance has been provided against the gross deferred tax assets to properly reflect only recoverable taxes.

In March 2002, Congress enacted the Job Creation and Worker Assistant Act. Through the enactment of this act, losses generated in 2001 and 2002 may be carried back over a five-year period. The losses generated by us in these periods have been carried back to offset taxes paid in 1999 and 2000. Approximately $31.7 million of recoverable taxes were refunded to us in the second quarter of 2002. As of June 30, 2002, all recoverable taxes have been realized. No tax benefit for additional losses experienced in 2002 is expected to be recorded in 2002.

Net Loss

We recorded a net loss of $25.8 million or $0.19 per diluted share and of $56.9 million or $0.41 per diluted share for the three and six months ended June 30, 2002, respectively, compared to a net loss of $218.1 million or $1.60 per diluted share and of $534.7 million or $3.93 per share for the three and six months ended June 30, 2001. The decrease in the current periods net loss as compared to the same periods of the prior year resulted primarily from the cessation of amortization of goodwill upon the adoption of SFAS 142 in 2002, the greater realized loss on the impairment of our privately held investments in prior year, and the realized loss on the impairment of our marketable equity investments in prior year.

RECENT ACCOUNTING PROUNOUNCEMENTS

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". In addition to rescinding FASB 4 and 44 and amending existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe applicability under changed conditions, this statement amends FASB 13 to eliminate an inconsistency between the required accounting for sale- leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 are effective for fiscal years beginning after May 31, 2002. CNET is currently analyzing SFAS 145 to determine its impact on CNET's consolidated financial statements.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement supercedes Emerging Issues Task Force (EITF) Issue 94- 3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS 146, the FASB has concluded that an entity's commitment to a plan does not necessarily create a present obligation to others that meets the definition of a liability. The provisions of SFAS 146 are effective for exit and disposal activities initiated after December 31, 2002. CNET is currently analyzing SFAS 146 to determine its impact on CNET's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, we had cash and cash equivalents of $94.1 million compared to $93.4 million on December 31, 2001. In addition, on June 30, 2002 we had investments in short and long-term marketable debt securities of $112.9 million, as well as restricted cash of $15.8 million compared to $123.5 million in short and long term marketable debt securities and restricted cash of $16.3 at December 31, 2001. Net cash used in operating activities of $4.3 million for the six months ended June 30, 2002 included a net loss of $56.9 million offset by losses on sales and impairment of investments of $5.9 million and depreciation and amortization totaling $37.3 million. Net cash used by operating activities of $44.9 million for the six months ended June 30, 2001 included a net loss of $534.7 million offset by losses on sales and impairment of investments of $115.1 million and depreciation and amortization of $425.3 million.

Net cash provided by investing activities of $1.1 million for the six months ended June 30, 2002 was primarily attributable to proceeds from the sale of marketable debt securities offset by purchases of marketable debt and equity securities and capital expenditures. Net cash provided by investing activities of $51.9 million for the six months ended June 30, 2001 was primarily attributable to the sale of marketable debt and equity securities offset by purchases of marketable and equity securities, investments in privately held companies, and capital expenditures.

Cash provided by financing activities of $3.5 million and of $10.5 million for the six months ended June 30, 2002 and 2001, respectively, was attributable to proceeds from the issuance of common stock through the exercise of options and warrants.

Capital expenditures are expected to be approximately $20.0 million for 2002. We believe that existing funds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. We do not anticipate the need for additional funding in the foreseeable future. Although we have not presently identified alternate or additional sources of long-term capital, if our cash needs were to change, we may consider raising additional capital through debt or equity offerings in the public or private markets. As of June 30, 2002, we had obligations outstanding under notes payable totaling $177.0 million. Notes payable included $172.9 million of 5% Convertible Subordinated Notes, due March 2006. Such obligations were incurred to obtain proceeds for general corporate purposes and to finance acquisitions. CNET's obligations with respect to the 5% convertible subordinated notes due 2006 can be found in the Indenture for such notes filed as Exhibit 10.40 to CNET's Annual Report on 10-K for the year ended December 31, 1998.

On April 30, 2002, CNET acquired intellectual property and certain other assets of Upgradebase.com, Inc. and Vendorbase.com, Inc. On May 3, 2002, CNET acquired intellectual property and certain other assets of Smartshop.com, Inc. The total purchase price for all three acquisitions was $5.3 million. A total of $4.0 million was paid in cash with the remainder outstanding under notes payable that are to be paid within a year of the acquisitions.

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

On occasion, we enter into revenue arrangements that involve both customers and other unrelated third parties. We determine whether to recognize such revenues on a gross or net basis depending on whether we are the primary obligor, determine the pricing, bear the financial risk and other factors outlined in the FASB EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent".

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

Goodwill and intangibles impairment

In July 2001, the FASB issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2002 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The implementation of SFAS 141 has not had a material impact on our consolidated financial position, liquidity or results of operations. Effective January 1, 2002 under SFAS 142, goodwill is no longer amortized. Although the provisions of SFAS 142 were not effective in their entirety until January 1, 2002, the goodwill acquired in business combinations which occurred after June 30, 2001 fell under the condition of SFAS 142 requiring that no amortization of goodwill arising from transactions completed after June 30, 2001. Therefore, goodwill arising from any such transaction has not been amortized.

As part of the transition provisions of SFAS 142, we were required to review for impairment all previously recognized intangible assets that have been determined to have indefinite useful lives. As of June 30, 2002, we have completed this transition impairment testing. We have identified our reporting units as follows: U.S. Media (excluding Computer Shopper), Computer Shopper, Channel Services, Asia and Europe. We have performed the transition impairment tests by comparing the carrying amount of each reporting unit's net assets, including goodwill, to the fair value of each reporting unit having goodwill. In no instance did the carrying amount of a reporting unit exceed its fair value as of January 1, 2002, and therefore, we have determined that there is no impairment resulting from these transitions tests. On an ongoing basis, CNET will review goodwill for impairment on at least an annual basis with a valuation date of August 31 having been established as the date on which this annual review will take place.

Additionally, goodwill and intangible assets of a reporting unit are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of its goodwill or intangible assets may not be recoverable. Impairment of reporting unit goodwill is evaluated based on a comparison of the reporting unit's book value to the estimated undiscounted (and without interest charges) future cash flows for that reporting unit. Conditions that indicate that impairment of goodwill should be evaluated include a sustained decrease in our market value or an adverse change in business climate.

Lease abandonment

During the third and fourth quarters of 2001, we completed an evaluation of our real estate requirements taking into account the workforce reductions that had occurred, the completion of our new facility in San Francisco, and redundant facilities elsewhere within the U.S and internationally. This evaluation resulted in the consolidation or abandonment of several leased facilities. Due to the decline in the commercial real estate markets in these locations, it is expected that these leased facilities will be vacant for several quarters, and once they are subleased, it will be at rates below current contractual requirements. We recorded a charge related to the abandonment, based on the difference between the expected cash outflows and the expected cash inflows related to these vacated properties. If there is a further decline in the commercial real estate markets, if it takes longer to sublet the facilities than expected, if these facilities when sublet are subleased at rates lower than our current estimates or if additional properties are abandoned, the amounts we will ultimately realize could be materially different from the amounts assumed in arriving at our estimate of the costs of the lease abandonment.

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

Contingencies

We evaluate whether a liability must be recorded for contingencies based on whether a liability is probable and estimable. Our most significant contingencies are related to our ongoing mySimon litigation and our lease guarantee for office space in New York City (as described in Item 3 - " Legal Proceedings" and Note 11 of Item 8 - "Financial Statements" in our Annual Report on Form 10-K, respectively, also see Note 9 "Subsequent Event" herein). If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, we would be required to make additional lease payments under the guarantee. In regards to the ongoing mySimon litigation, it is not possible to predict whether the jury's damages award will be reinstated on appeal or the amount of damages attributable to corrective advertising that could be awarded in a re-trial; however such amounts, if settled adversely to us, could be material to our results of operations and financial condition.

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

Statements regarding our future financial performance or results of operations, including expected revenue growth, operating income growth, growth in leads to merchants, future expenses, future operating margins and other future or expected performance are subject to the following risks: a continued or worsening slowdown in advertising spending on the Internet in general, especially in the technology sector, or on CNET's properties in particular, which could be prompted by continuing weakness in corporate or consumer spending or other factors; failure of existing advertisers to meet their advertising commitments; the need for further costs reductions, which could increase severance costs and negatively impact operating income; the risk that projected cost-reduction initiatives will not be achieved due to implementation difficulties or contractual spending commitments that cannot be reduced; the risk that cost reduction efforts will result in a loss of revenues due to a decrease in resources dedicated to generating revenues; the further weakening of the U.S. dollar, which could increase operating losses; the acquisition of businesses or the launch of new lines of business, which could decrease our cash position and increase operating expense and dilute operating margins; the inability to attract new customers for our Channel Services products; disruption of our service due to the failure of key infrastructure providers or in connection with the transfer of our systems to new providers; the failure of CNET's users to adopt new paid service offerings; costs associated with our initiatives to standardize our technology platforms or our failure to successfully complete those initiatives; the impact of political and economic conditions due to the recent terrorist attacks in the U.S., the threat of future terrorism in the U.S. and abroad, and armed conflict in the U.S. and abroad; and the general risks associated with our businesses.

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

Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion in this report will be important in determining future results. Consequently, no forward- looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission. Also note that we provide cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

ITEM 2. Changes in Securities and Use of Proceeds. None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

On June 12, 2002, CNET held its annual meeting of stockholders at which Mitchell Kertzman and Randall Mays were re-elected as Class III directors. 124,454,638 votes were cast for Mitchell Kertzman and 3,067,765 votes were withheld. 123,911,711 votes were cast for Randall Mays and 3,610,692 votes were withheld. Shelby Bonnie, John "Bud" Colligan, Eric Hippeau and Eric Robinson continued as directors following the meeting.

109,122,014 votes were cast in favor of the amendment of CNET's stock option plans to permit the exchange of options having a strike price greater than $12.00 per share for a lesser number of new options to be granted at least six months and one day from the cancellation of surrendered options, 17,891,863 votes were cast against, and 508,526 votes abstained.

126,410,236 votes were cast in favor of the ratification of the appointment of KPMG LLP, 1,068,899 votes were cast against, and 43,268 votes abstained.

ITEM 6. Exhibits and Reports on Form 8-K.

  Exhibits

  Exhibit 99.1 Certification of Chief Executive Officer

  Exhibit 99.2 Certification of Chief Financial Officer

  Reports on Form 8-K.

Current Report on Form 8-K dated April 24, 2002 was filed on April 24, 2002, Item 5. - "Other Items", which reported the resignation of Dan Rosensweig as president and director of CNET.

Current Report on Form 8-K dated April 30, 2002 was filed on May 2, 2002, Item 5. - "Other Items", which reported CNET's financial results for the quarter ended March 31, 2002 and provided guidance for the fiscal year 2002.

Current Report on Form 8-K dated June14, 2002 was filed on June 14, 2002, Item 5. - "Other Items", which reported stockholder's approval of the amendment of CNET's stock option plans.

Current Report on Form 8-K dated June 27, 2002 was filed on June 28, 2002, Item 9. - "Regulation FD Disclosure", which reported CNET's alignment of its organization around six key business categories and a concurrent approximate ten percent reduction of global workforce and provided revised financial guidance for the second quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CNET Networks, Inc.
(Registrant)

/s/ Douglas N. Woodrum
Douglas N. Woodrum
Executive Vice President, Chief Financial Officer

Dated: August 13, 2002

EXHIBIT INDEX
Exhibit Number	Title
99.1	Certification of Chief Executive Officer
Exhibit Number	Title
99.2	Certification of Chief Financial Officer