Form 10-Q
period 2002-09-30
CNET NETWORKS INC
filed 2002-11-04
CIK 1015577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    As of October 31, 2002 there were 139,060,546 shares of the registrant's common stock outstanding.

CNET Networks, Inc.
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(000's, except share and per share data)

                                                     September 30, December 31,
                                                         2002          2001
                                                     ------------  ------------
                              ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . .  $     64,751  $     93,439
     Investments in marketable debt securities . .        36,310        46,760
     Accounts receivable, net. . . . . . . . . . .        42,916        56,495
     Other current assets. . . . . . . . . . . . .        17,642        29,472
                                                     ------------  ------------
       Total current assets . . . . . . . . . . . .      161,619       226,166

Restricted cash . . . . . . . . . . . . . . . . . .       18,067        16,270
Investments in marketable debt securities. . . .  .       69,136        76,777
Property and equipment, net. . . . . . . . . . . .        72,966        79,043
Other assets . . . . . . . . . . . . . . . . . . .        23,823        41,036
Intangible assets, net . . . . . . .  . . . . . . .       18,926        96,135
Goodwill, net . . . . . . .  . . . . . . . . . . .        55,831       279,353
                                                     ------------  ------------
       Total assets . . . . . . . . . . . . .  . .  $    420,368  $    814,780
                                                     ============  ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable. . . . . . . . . . . . . . .  $      5,554  $      7,324
     Accrued liabilities . . . . . . . . . . . . .        59,622        80,224
     Current portion of long-term debt . . . . . .            91            77
                                                     ------------  ------------
        Total current liabilities. . . . . . . . .        65,267        87,625

Noncurrent liabilities:
     Long-term debt . . . . . . . . . . . . . . . .      169,993       176,457
     Other liabilities  . . . . . . . . . . . . . .        4,465         7,199
                                                     ------------  ------------
        Total liabilities  . . . . . . . . . . . .       239,725       271,281

Stockholders' equity:
     Common stock;  $0.0001 par value; 400,000,000
      shares authorized; 139,057,797 outstanding at
      September 30, 2002 and 138,300,625 outstanding
      at December 31, 2001. . . . . . . . . . . . . .         14            14
     Notes receivable from stockholders. . . . . . .        (397)         (563)
     Deferred stock compensation . . . . . . . . . .           -          (481)
     Additional paid in capital. . . . . . . . . .     2,698,727     2,695,443
     Other comprehensive income. . . . . . . . . .       (15,486)      (12,789)
     Treasury stock, at cost . . . . . . . . . . .       (30,428)      (30,409)
     Accumulated deficit . . . . . . . . . . . . .    (2,471,787)   (2,107,716)
                                                     ------------  ------------
        Total stockholders' equity . . . . . . . .       180,643       543,499
                                                     ------------  ------------
        Total liabilities and stockholders' equity  $    420,368  $    814,780
                                                     ============  ============

See accompanying notes to the condensed consolidated financial statements

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(000's, except share and per share data)

                                               Three Months Ended         Nine Months Ended
                                                 September 30,              September 30,
                                          -------------------------- --------------------------
                                              2002          2001         2002          2001
                                          ------------- ------------ ------------- ------------
Revenues:
   Internet. . . . . . . . . . . . . . . $      42,103 $     57,376 $     129,839 $    183,746
   Publishing . . . . . . . . . . . . .         14,163       11,940        39,317       31,811
                                          ------------- ------------ ------------- ------------
    Total revenues. . . . . . . . . .  .        56,266       69,316       169,156      215,557

Operating expenses:
   Cost of revenues . . . . . . . . . .         35,911       50,144       110,223      138,160
   Sales and marketing . . . . . . . . .        17,056       30,179        58,040      103,727
   General and administrative. . . . . .         6,770       31,684        35,519       51,827
   Depreciation. . . . . . . . . . . . .         6,706        6,604        19,713       18,157
   Amortization of goodwill and
    intangible assets . . . . . . . . .          8,917      206,262        33,162      618,516
   Asset impairment . . . . . . . . . .        281,401    1,075,000       281,401    1,075,000
                                          ------------- ------------ ------------- ------------
    Total operating expenses . . . . . .       356,761    1,399,873       538,058    2,005,387
                                          ------------- ------------ ------------- ------------
    Operating loss . . . . . . . . . . .      (300,495)  (1,330,557)     (368,902)  (1,789,830)

Non-operating income (expense):
   Realized gains on
    sale of investments . . . . . . . .            376           10         2,810        9,110
   Realized losses on
    sale of investments . . . . . . . .            (26)        (343)          (99)      (8,472)
   Realized losses on impairment
     of public investments . . . . . . .             -          (26)         (154)     (26,866)
   Losses on impairment
     of private investments . . . . . .         (7,256)     (58,673)      (15,395)    (147,944)
   Interest income.. . . . . .  . . . .          1,380        2,680         4,019       10,099
   Interest expense. . . . . .  . . . .         (2,692)      (4,108)       (8,049)     (13,269)
   Other. . . . . . . . . . . . . . . .          1,510      (10,468)        1,406      (11,357)
                                          ------------- ------------ ------------- ------------
    Total non-operating income (expense)        (6,708)     (70,928)      (15,462)    (188,699)
                                          ------------- ------------ ------------- ------------

   Net loss before income taxes               (307,203)  (1,401,485)     (384,364)  (1,978,529)

     Income tax benefit.  . . . . . . .              -      (27,852)      (20,293)     (70,198)
                                          ------------- ------------ ------------- ------------

   Net loss. . . . . . . . . . . . . . . $    (307,203)$ (1,373,633)$    (364,071)$ (1,908,331)
                                          ============= ============ ============= ============

Basic and diluted net loss per share. .  $       (2.21)$      (9.98)$       (2.62)$     (14.02)
                                          ============= ============ ============= ============
Shares used in calculating
  basic and diluted per share data . . .   138,888,158  137,634,459   138,776,774  136,093,911
                                          ============= ============ ============= ============

See accompanying notes to the condensed consolidated financial statements

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(000's, except share and per share data)

                                                                Nine Months Ended
                                                                  September 30,
                                                          -------------------------
                                                              2002         2001
                                                          ------------  -----------
Cash flows from operating activities:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . $   (364,071) $(1,908,331)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization. . . . . . . . . . .        52,875      638,505
     Asset impairment . . . . . . . . . . . . . . . . . .     281,401    1,075,000
     Noncash interest. . . . . . . . . . . . . . . . . .          938        2,498
     Deferred taxes. . . . . . . . . . . . . . . . . . . .      9,273      (53,902)
     Loss (gain) on debt retirement. . . . . . . . . . . .     (3,086)      10,609
     Allowance for doubtful accounts. . . . . . . . . .         2,124        3,242
     Services exchanged for cost method investments. . .            -       (4,697)
     (Gain) loss on sale and impairment of marketable
       securities and privately held investments . . . .       12,838      174,172
     Loss on disposal of fixed assets. . . . . . . . . .          189        7,654
     Changes in operating assets and liabilities,
       net of acquisitions:
        Accounts receivable . . . . . . . . . . . . . .        11,583       38,231
        Other assets. . . . . . . . . . . . . . . . . .        (7,064)     (19,196)
        Accounts payable. . . . . . . . . . . . . . . .        (1,770)     (12,780)
        Accrued liabilities . . . . . . . . . . . . . .       (22,553)     (23,942)
        Other long term liabilities . . . . . . . . . .        (2,526)       5,362
        Benefit from exercise of stock options . . . . .            -        6,281
        Foreign currency translation gain (loss). . . .        (2,986)         909
                                                          ------------  -----------
      Net cash used in operating activities . . . . . .       (32,835)     (60,385)
                                                          ------------  -----------
Cash flows from investing activities:
  Purchase of marketable debt securities. . . . . . . .      (131,373)     (53,862)
  Proceeds from sale of marketable debt securities. . .       153,055      112,734
  Proceeds from sale of marketable equity securities. .           304       36,607
  Proceeds from sales of (investments in)
   privately held companies . . . . . . . . . . . . . .         3,000       (8,055)
  Net cash acquired (paid for) acquisitions . . . . . . .      (7,094)      (9,070)
  Capital expenditures . . . . . . . . . . . . . . . . .      (14,071)     (38,160)
                                                          ------------  -----------
      Net cash provided by  investing activities. . . .         3,821       40,194
                                                          ------------  -----------
Cash flows from financing activities:
  Payments received on stockholders' notes. . . . . . .           149            -
  Net proceeds from employee stock purchase plan. . . .           623        1,789
  Net proceeds from exercise of options and warrants. .         3,136       10,834
  Principal payments on borrowings and
   retirement of debt. . . . . . . . . . . . . . . . . .       (3,941)         (87)
                                                          ------------  -----------
      Net cash provided by (used in) financing activities.        (33)      12,536
                                                          ------------  -----------
Net increase in cash and cash equivalents. . . . . . . .      (29,047)      (7,655)
Effect of exchange rate changes on cash and
  cash equivalents . . . . . . . . . . . . . . . . . . .          359          (23)
Cash and cash equivalents at beginning of period  . . .        93,439      150,780
                                                          ------------  -----------
Cash and cash equivalents at end of period  . . . . . .  $     64,751  $   143,102
                                                          ============  ===========
Supplemental disclosure of cash flow information:
  Interest paid . . . . . . . . . . . . . . . . . . . .  $      8,646  $     8,646
  Taxes refunded. . . . . . . . . . . . . . . . . . . .  $    (31,697) $         -

Supplemental disclosure of noncash transactions:
  Issuance of debt for acquisitions . . . . . . . . . .  $          -  $     7,741

See accompanying notes to condensed consolidated financial statements

CNET NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(1) BASIS OF FINANCIAL STATEMENTS

BUSINESS AND BASIS OF PRESENTATION

CNET Networks, Inc. (CNET) is a global media company producing a branded Internet network, a technology product database, print publications, and radio programming providing information about computing and technology to both businesses and individuals. CNET, a Delaware corporation, commenced operations in 1992.

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

The condensed consolidated results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the current year or any other future period.

CONCENTRATION OF CREDIT RISK

Revenues from one customer, Gateway Inc., approximate 14% and 11% of total revenues for the three and nine months ended September 30, 2002, respectively. Of the year- to-date revenues from this one customer, approximately 74% are generated from a custom publishing contract. Approximately 12% of CNET's accounts receivable balance at September 30, 2002 related to Gateway Inc.

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

Approximately $31.7 million of recoverable taxes were refunded to CNET in the second quarter of 2002. This refund in part related to the utilization of net operating losses that were recorded as current deferred tax assets as of December 31, 2001. Additionally, an income tax benefit of $20.3 million was recorded in 2002 primarily due to the realization of deferred tax assets in 2002, which were considered not to be recoverable at December 31, 2001.

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

Effective January 1, 2002 under SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead are to be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. Although the provisions of SFAS 142 were not effective in their entirety until January 1, 2002, the goodwill acquired in business combinations which occurred after June 30, 2001 fell under the condition of SFAS 142 requiring no amortization of goodwill arising from transactions completed after June 30, 2001. Therefore, goodwill from any such transactions was not amortized.

Had the provisions of SFAS 142 been effective in 2001, CNET's adjusted net loss and net loss per share would have been as follows:

(000's, except per share data)
                                       Three Months Ended         Nine Months Ended
                                      September 30,                September 30,
                            -------------------------    ------------------------
                              2002           2001          2002          2001
                            ---------    ------------    ---------    -----------

Reported net loss         $ (307,203)  $  (1,373,633)  $ (364,071)  $ (1,908,331)
Goodwill amortization              -         193,326            -        580,050
                            ---------    ------------    ---------    -----------
  Adjusted net loss       $ (307,203)  $  (1,180,307)  $ (364,071)  $ (1,328,281)
                            =========    ============    =========    ===========

Basic and diluted loss per
  share - as reported     $    (2.21)  $       (9.98)  $    (2.62)  $     (14.02)
                            =========    ============    =========    ===========
Basic and diluted loss per
  share - as adjusted     $    (2.21)  $       (8.58)  $    (2.62)  $      (9.76)
                            =========    ============    =========    ===========

Goodwill and intangible assets of a reporting unit are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of its goodwill or intangible assets may not be recoverable. Impairment of reporting unit goodwill is evaluated based on a comparison of the reporting unit's book value to the estimated undiscounted (and without interest charges) future cash flows for that reporting unit. Conditions that indicate that impairment of goodwill should be evaluated include a sustained decrease in CNET's market value or an adverse change in business climate. (See Note 4.)

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt" wherein the FASB determined that gains and losses from debt extinguishments were to be recorded as extraordinary items. The provisions of SFAS 145 are effective for fiscal years beginning after May 31, 2002, with earlier adoption encouraged. During the second quarter of 2002, CNET early adopted SFAS 145 and as such is no longer presenting gain or loss associated with debt extinguishment as an extraordinary item.

In the third quarter of 2002, CNET repurchased $6.8 million face value of our 5% Senior Convertible Notes for $3.7 million. In connection with this repurchase, CNET recorded a gain of $3.1 million in other income. Had CNET not implemented FAS 145 in the second quarter of 2002, for the three months ended September 30, 2002, CNET's other income would have been other expense of $1,576,000, net loss before taxes and extraordinary item would have been $310,289,000, and an extraordinary gain of $3,085,000 would have been presented on the statement of operations. Had CNET not implemented FAS 145 in the second quarter of 2002, for the nine months ended September 30, 2002, CNET's other income would have been other expense of $1,680,000, net loss before taxes and extraordinary item would have been $387,450,000, and an extraordinary gain of $3,085,000 would have been presented on the statement of operations.

In conjunction with the accelerated repayment of our TRACES obligations in the third quarter of 2001, CNET recorded a loss of $10.6 million consisting of $9.0 million of early repayment interest penalty and a write-off of $1.6 million of capitalized debt issue costs. As CNET implemented FAS 145 in the second quarter of 2002, the implementation resulted in a reclassification of the previously reported extraordinary items. In the three months ended September 30, 2001 before reclassification of the extraordinary item to current year presentation, CNET's other income was $142,000, net income before taxes and extraordinary loss was $1,390,875,000, and tax benefit was $23,502,000. In the nine months ended September 30, 2001 before reclassification of the extraordinary item to current year presentation, CNET's other expense was $747,000, net income before taxes and extraordinary loss was $1,967,919, and tax benefit was $65,848,000.

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

(2) MARKETABLE EQUITY SECURITIES AND OTHER INVESTMENTS

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

CNET recorded losses on the sale of marketable debt and equity securities of $26,000 and $343,000 in the three months ended September 30, 2002 and 2001, respectively, and $99,000 and $8.5 million in the nine months ended September 30, 2002 and 2001, respectively. CNET recorded realized gains on the sale of marketable debt and equity securities of $376,000 and $10,000 in the three months ended September 30, 2002 and 2001, respectively, and $535,000 and $9.1 million in the nine months ended September 30, 2002 and 2001, respectively. CNET recognized impairment losses for marketable debt and equity securities of $26,000 in the three months ended September 30, 2001, and $154,000 and $26.9 million in the nine months ended September 30, 2002 and 2001, respectively. There were no such losses in the three months ended September 30, 2002.

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

CNET recognized impairment losses of $7.3 million and $58.7 million on privately held investments in the three months ended September 30, 2002 and 2001, respectively. CNET recognized impairment losses of $15.4 million and $147.9 million in the nine months ended September 30, 2002 and 2001, respectively. Additionally, in the nine months ended September 30, 2002, CNET recognized a gain of $2.3 million on the sale of its share in a joint venture.

(3) GOODWILL AND INTANGIBLE ASSETS

As part of the transition provisions of SFAS 142, CNET was required to review for impairment all previously recognized intangible assets that have been determined to have indefinite useful lives. For the purpose of the SFAS 142 review, CNET has identified its reporting units as follows: U.S. Media (excluding Computer Shopper), Computer Shopper, Channel Services, Asia and Europe. CNET completed this implementation transition impairment testing during the second quarter of 2002. In no instance did the carrying amount of a reporting unit exceed its fair value as of January 1, 2002, and therefore, CNET determined that there was no impairment resulting from these transitions tests. CNET performed the transition impairment tests by comparing the carrying amount of each reporting unit's net assets, including goodwill, to the fair value of each reporting unit having goodwill.

CNET performed its annual goodwill and intangible asset impairment test as of August 31, 2002. The fair value of CNET's reporting units was determined using a combination of the income and the market valuation approaches. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. Other intangible assets were valued using a combination of the income approach and cost approaches. Under the cost approach, fair value is based on an estimate of the current costs to replace the asset with an asset of similar utility. In the application of the income, market and cost valuation approaches, CNET was required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates, including as a result of changes in the economy, the business in which we operate, and/or own relative performance.

The results of this annual impairment test indicated the carrying value of goodwill and other intangible assets for the U.S. Media reporting unit exceeded their implied fair values, and an impairment charge of $239.1 million for goodwill and of $40.5 million for intangible assets of that reporting unit was recorded in the third quarter of 2002. Additionally, certain other assets, including fixed assets, totaling $1.8 million were deemed to be impaired and were written-off. The impairment of goodwill and intangible assets from the annual impairment test resulted in a write-off of the net book value as follows:

(000's)
                         U.S. Media
                        -------------
 Goodwill              $     239,066
 Content                      16,729
 Registered Users             14,629
 Subscriptions                 3,737
 Developed technology          2,142
 Other                         3,304
                        -------------
                       $     279,607
                        =============

The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

(000's)
                                            September 30, 2002
                               -----------------------------------
                             Gross Carrying Accumulated  Net Carrying
                                 Amount     Amortization  Amount
                               -----------  -----------  ---------
Amortized intangible assets:
 Tradename/trademarks         $    31,154  $   (17,498) $  13,656
 Registered Users                   2,100         (183)     1,917
 Subscriptions                      4,086       (2,507)     1,579
 Developed technology               2,016         (242)     1,774
                               -----------  -----------  ---------
     Total                    $    39,356  $   (20,430) $  18,926
                               ===========  ===========  =========

                                            December 31, 2001
                               -----------------------------------
                             Gross Carrying Accumulated  Net Carrying
                                 Amount     Amortization  Amount
                               -----------  -----------  ---------
Amortized intangible assets:
 Content                      $    44,201  $   (17,459) $  26,742
 Registered Users                  42,719      (16,323)    26,396
 Tradename/trademarks              28,525      (10,956)    17,569
 Subscriptions                     15,138       (5,920)     9,218
 Workforce in place                12,158       (6,080)     6,078
 Developed technology               9,222       (3,743)     5,479
 Other                              7,648       (2,995)     4,653
                               -----------  -----------  ---------
     Total                    $   159,611  $   (63,476) $  96,135
                               ===========  ===========  =========

Intangibles that are subject to amortization are amortized on a straight-line basis over three years, except for certain trademarks that are amortized over ten years. In conjunction with the valuation of intangible assets as of August 31, 2002, CNET determined that the useful lives of certain acquired trademarks should be extended to a ten-year life. Estimated future amortization expense related to other intangible assets at September 30, 2002 is as follows:

                           (000's)

                           4th quarter  of 2002$      1,661
                           2003                       6,035
                           2004                       2,834
                           2005                       2,047
                           2006                       1,389
                           Thereafter                 4,960
                                                 -----------
                                               $     18,926
                                                 ===========

The following table sets forth the changes in goodwill for the nine months ended September 30, 2002:

(000's)

Balance as of December 31, 2001   $ 279,353
Reclassifications (1)                 7,078
                                   ---------
Balance as of January 1, 2002       286,431
Acquisitions and other (2)            8,466
Goodwill impairment (3)            (239,066)
                                   ---------
Balance as of September 30, 2002  $  55,831
                                   =========

  Upon the adoption of SFAS 142, certain intangible assets with a carrying value of $7.1 million were reclassified to goodwill.

  Acquisitions and other represents approximately $5.5 million of goodwill related to the acquisitions of Upgradebase, Vendorbase, Smartshop, NewMediary, Silicon.com, and WAAG Technologies in the current year, and the addition of approximately $2.9 million for TechRepublic acquisition costs.

  Goodwill was evaluated on August 31, 2002 and was found to be impaired.

(4) ACQUISITIONS

THIRD QUARTER 2002

CNET acquired intellectual property and certain other assets of NewMediary, which operates a white paper directory through the itpapers.com web site, on July 1, 2002; WAAG Technologies, a Japanese IT consulting company, on August 12, 2002; and Silicon.com located in the UK, which operates web sites providing industry news, analysis and employment recruitment services targeted toward European IT professionals, on August 14, 2002.

The aggregate purchase price of the three transactions has been allocated to tangible and intangible assets based on estimates of their respective fair values. Accordingly, adjustments may be made upon the completion of the valuation of the assets acquired and liabilities assumed. Based on preliminary estimates, the aggregate purchase price of $3.1 million was allocated to goodwill of approximately $928,000, intangible assets of $2.0 million, fixed assets of $564,000, current assets of $54,000, and liabilities of $499,000.

SECOND QUARTER 2002

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

The aggregate purchase price has been allocated to tangible and intangible assets based on estimates of their respective fair values. Accordingly, adjustments may be made upon the completion of the valuation of the assets acquired and liabilities assumed. Based on preliminary estimates, the aggregate purchase price of $5.3 million was allocated to goodwill of $4.6 million, intangible assets of $1.0 million, fixed assets of $194,000, accounts receivable of $87,000, and assumed liabilities of $583,000.

In accordance with the provisions of SFAS 142, goodwill arising from these transactions has not been amortized.

(5) LEASE ABANDONMENT

In 2001, CNET performed an evaluation of its domestic and international real estate requirements. This evaluation resulted in the consolidation or abandonment of several leased facilities. In connection with these abandoned leases, CNET established an accrual for lease abandonment of $17.4 million. An additional $1.4 million, primarily for international locations, was added to the accrual when certain assumptions regarding the timing of subleasing were modified. As further consolidation of the U.S. facilities took place in the second quarter of 2002, an additional $1.9 million was added to the accrual. Cash expenditure reductions to this accrual have been $10.4 million. At September 30, 2002, a balance of $10.3 million remained in this accrual.

(6) NET LOSS PER SHARE

The following table sets forth the computation of net loss per share:

(000's, except share and per share data)
                                               Three Months Ended         Nine Months Ended
                                                 September 30,              September 30,
                                          -------------------------- --------------------------
                                              2002          2001         2002          2001
                                          ------------- ------------ ------------- ------------

Net loss                                 $    (307,203)$ (1,373,633)$    (364,071)$ (1,908,331)
                                          ============= ============ ============= ============

 Weighted average common shares
  outstanding used in computing basic and
  diluted loss per share                   138,888,158  137,634,459   138,776,774  136,093,911
                                          ============= ============ ============= ============

Basic and diluted net loss per share    $        (2.21)$      (9.98)$       (2.62)$     (14.02)
                                          ============= ============ ============= ============

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period.

Basic and diluted net loss per share for the three months ended September 30, 2002 does not include the effect of 12,397 common shares related to options with an average exercise price of $1.28 per share or 6,584 shares of unvested restricted stock with an average exercise price of $1.18 per share because their effect is anti-dilutive. Net loss per share for the three months ended September 30, 2001 does not include the effect of 29,314,372 common shares related to options at an average exercise price of $18.31 or 28,219 shares of unvested restricted stock with an average exercise price of $1.23 per share because their effect is anti-dilutive.

Basic and diluted net loss per share for the nine months ended September 30, 2002 does not include the effect of 1,174,946 common shares related to options with an average exercise price of $3.79 per share or 9,464 shares of unvested restricted stock with an average exercise price of $1.23 per share because their effect is anti-dilutive. Net loss per share for the nine months ended September 30, 2001 does not include the effect of 28,327,385 common shares related to options at an average exercise price of $19.42 or 246,945 shares of unvested restricted stock with an average exercise price of $1.20 per share because their effect is anti-dilutive.

(7) COMPREHENSIVE LOSS

CNET has adopted the provisions of SFAS 130, "Reporting Comprehensive Income", which established standards for reporting and disclosures of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements.

The changes in the components of other comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                           Three Months Ended        Nine Months Ended
                                                  September 30,             September 30,
                                        ------------------------  ------------------------
(000's)                                    2002         2001         2002         2001
                                        ----------  ------------  ----------  ------------

Unrealized holding gains (losses) from:
 Marketable debt and equity securities $      552  $        463  $      708  $    (64,593)
Deferred tax asset (liability)
  related to unrealized holding
  gains(losses). . . . . . . . . . . .       (221)         (185)       (283)       25,837
                                        ----------  ------------  ----------  ------------
                                              331           278         425       (38,756)
Foreign currency translation
  gain (loss). . . . . . . . . . . . .       (368)          (11)     (2,986)          909
                                        ----------  ------------  ----------  ------------
                                       $      (37) $        267  $   (2,561) $    (37,847)
                                        ==========  ============  ==========  ============

The components of other comprehensive are:

                                           Three Months Ended        Nine Months Ended
                                                  September 30,             September 30,
                                        ------------------------  ------------------------
(000's)                                    2002         2001         2002         2001
                                        ----------  ------------  ----------  ------------

Net loss. . . . . . . . . . . . . . . .$ (307,203) $ (1,373,633) $ (364,071) $ (1,908,331)
                                        ==========  ============  ==========  ============
Other comprehensive income (loss),
 net of tax:
 Unrealized holding gains arising
  during the period. . . . . . . . . . $      456  $        561  $    1,401  $     13,194
 Unrealized holding losses arising
  during the period. . . . . . . . . . .     (125)         (283)       (976)      (51,950)
Foreign currency translation
  gain (loss). . . . . . . . . . . . .       (368)          (11)     (2,986)          909
                                        ----------  ------------  ----------  ------------
Comprehensive loss. . . . . . . . . . .$ (307,240) $ (1,373,366) $ (366,632) $ (1,946,178)
                                        ==========  ============  ==========  ============

(8) SEGMENTS

CNET's primary areas of measurement and decision-making include three principal business segments. Based upon the criteria established by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", CNET has determined that its business segments are U.S. Media, International Media and Channel Services. U.S. Media consists of an online network including sites providing sources of technology information, as well as shopping services, a technology print publication, and a radio broadcast providing technology news and information. International Media includes the delivery of online technology information and several technology print publications in non-U.S. markets. Channel Services includes a product database licensing business and an online technology marketplace for resellers, distributors and manufacturers.

Summarized information by segment as excerpted from the internal management reports is as follows:

(000's)                               Three months ended September 30, 2002
                           --------------------------------------------------------
                                       Inter-
                             U.S.     national     Channel
                             Media      Media     Services     Other       Total
                           ---------  ---------  ----------- ----------  ----------

   Revenues               $  46,525 $    5,968 $      3,773 $        - $    56,266

   Operating expenses        48,029      7,199        4,509    297,024     356,761
                           ---------  ---------  ----------- ----------  ----------
    Operating loss        $  (1,504)$   (1,231)$       (736)$ (297,024) $ (300,495)
                           =========  =========  =========== ==========  ==========

                                      Three months ended September 30, 2001
                           --------------------------------------------------------
                                       Inter-
                             U.S.     national     Channel
                             Media      Media     Services     Other       Total
                           ---------  ---------  ----------- ----------  ----------

   Revenues               $  58,521 $    6,818 $      3,977 $        -  $     69,316

   Operating expenses        67,403     10,173        5,778   1,316,519    1,399,873
                           ---------  ---------  ----------- ----------   ----------
    Operating loss        $  (8,882)$   (3,355)$     (1,801)$(1,316,519)$(1,330,557)
                           =========  =========  =========== =========== ============

                                      Nine months ended September 30, 2002
                           --------------------------------------------------------
                                       Inter-
                             U.S.     national     Channel
                             Media      Media     Services     Other       Total
                           ---------  ---------  ----------- ----------  ----------

   Revenues               $ 140,358 $   17,795 $     11,003 $        - $   169,156

   Operating expenses       154,072     24,087       14,952    344,947     538,058
                           ---------  ---------  ----------- ----------  ----------
    Operating loss        $ (13,714)$   (6,292)$     (3,949)$ (344,947) $ (368,902)
                           =========  =========  =========== ==========  ==========

                                      Nine months ended September 30, 2001
                           --------------------------------------------------------
                                       Inter-
                             U.S.     national     Channel
                             Media      Media     Services     Other       Total
                           ---------  ---------  ----------- ----------  ----------

   Revenues               $ 183,082 $   21,205 $     11,270  $        - $   215,557

   Operating expenses       207,795     32,469       16,822   1,748,301   2,005,387
                           ---------  ---------  ----------- ----------  ----------
    Operating loss        $ (24,713)$  (11,264)$     (5,552)$(1,748,301)$(1,789,830)
                           =========  =========  =========== =========== ===========

Since operating income (loss) before depreciation and amortization is the measure of operating performance that management uses for making decisions and allocating resources, certain operating costs are not allocated across segments. These unallocated operating costs, included in "Other" in the tables above, represent all costs related to the integration and realignment of CNET's business and all depreciation and amortization expenses, as well as asset impairment charges. Assets are not allocated to segments for internal reporting purposes. Segment operating income (loss) before depreciation and amortization should not be considered a substitute for operating income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

(9) COMMITMENTS AND CONTINGENCIES

In conjunction with the ZDNet acquisition, CNET assumed a guarantee of the obligations of Ziff Davis Media Inc., an unaffiliated company, under a New York City office lease for a total of 399,773 square feet. In connection with that guarantee, CNET also has a letter of credit for $15.2 million outstanding as a security deposit. As there is no present obligation to make any payments in connection with this guarantee, CNET has not recorded any liability for this guarantee in its financial statements. This lease expires in 2019. The annual average cost per square foot is approximately thirty dollars over the remaining term of the lease. Through a sublease from Ziff Davis Media Inc., CNET currently occupies 49,140 square feet of the office space covered under this lease. Ziff Davis Media Inc. currently occupies 206,176 square feet of this space. There are two additional sublessees, The Bank of New York and Softbank (a related party), who collectively occupy a total of 144,457 square feet. During the second quarter of 2002, Softbank subleased its 31,000 square feet to The Beanstalk Group. According to an August 12, 2002 Ziff Davis Media Inc. press release, Ziff Davis Media announced that the company had received approval from its bondholders and bank lenders for its out-of-court financial restructuring plan. Some of the details of its restructuring plan can be found at Ziff Davis Media's company website. There have been no significant changes in any of CNET's other material commitments since CNET's most recent Annual Report on Form 10-K.

In December 2000 and February 2001, two groups of former employees of Ziff-Davis filed similar lawsuits in the United States District Court for the District of Massachusetts under the titles Beach et al v. Softbank Corp and Drebin and Lane v. Softbank Corp. The lawsuits name as defendants Softbank Corp, Softbank Holdings and Ziff-Davis, Inc. The complaints allege (a) violations of Section 10(b) and Section 20 of the Securities Exchange Act, (b) violations of state laws against fraud and negligent misrepresentation and (c) breach of fiduciary duty in connection with the exchange of the plaintiffs' options to purchase Softbank shares for options to purchase shares of Ziff-Davis in 1999, prior to CNET's acquisition of ZDNet. The complaints do not specify an amount of damages. Defendants' motion to dismiss was denied by the court in the second quarter of 2002, and discovery is now underway. Softbank America has agreed to indemnify CNET against these claims to the extent not covered by insurance.

In July 2001, three former employees of ZDNet filed a complaint against ZD, Inc., ZDNet, Inc., CNET Networks, Inc. and Dan Rosensweig in the Superior Court of the State of California for the County of San Francisco under the caption Rapport et al v. ZD, Inc. The remaining claims allege that the defendants engaged in fraud and negligent misrepresentation in not disclosing to plaintiffs that ZDNet was in negotiations with CNET regarding a potential merger. Plaintiffs allege that had they known about the merger discussions, they would not have voluntarily terminated their employment with ZDNet prior to the merger and would have recognized an increase in the value of the stock options. Plaintiffs seek damages in an amount equal to at least $1.5 million. Discovery is underway in the case and a trial is set for March 2003. CNET intends to vigorously defend the litigation.

ITEM 2. Managment's Discussion and Analysis of Financial Condition and Results of Operations

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

Subsequent to the acquisition of ZDNet which occurred in late 2000, we incurred costs related to integrating the operations of ZDNet with our operations through the integration of duplicative businesses. As part of the integration process, we evaluated our staffing requirements related to a more challenging business environment and focused on increasing efficiencies in our operations. We initiated reductions in our global workforce and have incurred additional expenses as we continued to lower our cost structure through the discontinuance of several non-profitable or non-growth areas of our Internet and broadcasting operations and the abandonment of certain leases. We have referred to these costs as "integration costs". These integration costs amounted to $2.9 million in the nine months ended September 30, 2002 and were $28.7 million and $36.6 million in the three and nine months ended September 30, 2001, respectively, and are included in cost of revenues, sales and marketing, and general and administrative expense, as more fully described below. The integration costs in the third quarter of 2001 primarily related to a charge taken in connection with the abandonment of several leased facilities. We do not anticipate that we will incur additional integration costs in the future related to our past acquisitions.

During the second quarter of 2002, we took actions to further simplify our organizational structure by realigning our business around key business categories. Concurrent with this realignment, we announced a 10% workforce reduction. Costs incurred in connection with this realignment consist primarily of severance, lease abandonment charges and contract termination costs and are referred to as "business realignment expenses". These costs totaled $7.7 million for the nine months ended September 30, 2002. We believe our integration and realignment efforts and creation of a standardized, global technology platform will result in costs savings that will better position us for a quicker return to profitability.

RESULTS OF OPERATIONS

Revenues

Total Revenues

Total revenues were $56.3 million and $69.3 million for the three months ended September 30, 2002 and 2001, respectively, and $169.2 million and $215.6 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in revenues of $13.0 million and $46.4 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001 was primarily attributable to a decrease in advertising and marketing spending. The downturn in the economy, which began in 2001, has resulted in an overall market weakness in advertising. In particular, slowdown in the technology industry has resulted in a decrease in technology marketing, our primary source of revenues. The market weakness has continued for an extended period that has exceeded original economic projections. This prolonged effect on the economy has continued to put downward pressure on revenues. Revenues for the nine months ended September 30, 2001 included three months of revenues for TechRepublic, which was acquired in July 2001.

Internet Revenues

Internet revenues were $42.1 million and $57.4 million and represented 75% and 83% of total revenues for the three months ended September 30, 2002 and 2001, respectively, and were $129.8 million and $183.7 million, representing 77% and 85% of total revenues for the nine months ended September 30, 2002 and 2001, respectively. The decrease in revenues of $15.3 million and $53.9 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001 was primarily due to a decrease in advertising and marketing spending. The prolonged downturn in the economy, and in particular the slowdown in the technology industry has resulted in a decrease in technology marketing, our primary source of revenues.

Publishing Revenues

Publishing revenues were $14.2 million and $11.9 million and represented 25% and 17% of total revenues for the three months ended September 30, 2002 and 2001, respectively, and were $39.3 million and $31.8 million, representing 23% and 15% of total revenues for the nine months ended September 30, 2002 and 2001, respectively. The increase in revenues for the three and nine months ended September 30, 2002 over the same period of prior year is due to the expansion of our operations in Asia, as well as custom printing arrangements with Gateway Inc. in our U.S. operations.

A portion of our revenues was received in the form of securities of our customers amounting to approximately $4.7 million for the nine months ended September 30, 2001. There were no such revenues received in the third quarter ended September 30, 2001 or in the three and nine months ended September 30, 2002. In addition, for the three and nine months ended September 30, 2002, approximately $3.0 million and $8.6 million of our revenues, respectively, were derived from barter transactions compared to $3.9 million and $14.9 million for the three and nine months ended September 30, 2001, whereby we delivered advertisements on our Internet channels in exchange for advertisements on the Internet sites of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements received and delivered, and the corresponding revenues and marketing expenses were recognized when the advertisements were delivered.

Segment Revenues and Operating Expenses

For the three and nine months ended September 30, 2002 as compared to the same periods of the prior year, revenues have decreased for the U.S. Media and International Media segments while they have remained relatively flat for Channel Services. The decrease in revenues for U.S. Media and International Media is primarily related to economic forces and the resulting market weakness offset in part by an increase in our print revenues. In particular, the technology industry has experienced a significant slowdown in economic activity, resulting in reductions in their advertising and marketing spending, the primary source of our revenues.

For the three and nine months ended September 30, 2002, all three business segments have decreased operating costs as compared to the same periods of the prior year primarily as an effect of headcount reductions and other cost saving measures.

Cost of Revenues

Total cost of revenues were $35.9 million and $50.1 million for the three months ended September 30, 2002 and 2001, representing approximately 64% and 72% of total revenues, respectively, and were $110.2 million and $138.2 million for the nine months ended September 30, 2002 and 2001, representing 65% and 64% of total revenues, respectively. The decrease in the cost of revenues in the three and nine months ended September 30, 2002 is primarily related to the headcount reductions with an offset to the year-to-date total cost of revenue by an increase due to the TechRepublic acquisition in July 2001 and the commencement of Asia publishing operations in the second quarter of 2001. For the nine months ended September 30, 2002, $659,000 of business realignment expenses and integration costs were included in cost of revenues. For the three and nine months ended September 30, 2001, $4.8 million and $8.5 million of integration expenses were included, respectively, were included in cost of revenues.

Sales and Marketing

Sales and marketing expenses were $17.1 million and $30.2 million for the three months ended September 30, 2002 and 2001, respectively, representing 30% and 44% of total revenues for each of the periods, and were $58.0 million and $103.7 million representing 34% and 48% of total revenues for the nine months ended September 30, 2002 and 2001, respectively. The decrease in sales and marketing expenses in the current year periods as compared to the same periods of the prior year was primarily due to a decrease in marketing spending and headcount reductions. Approximately $339,000 of business realignment expenses and integration costs were included in sales and marketing expenses for the nine months ended September 30, 2002. Approximately $1.3 million and $1.8 million of business realignment expenses were included in sales and marketing expenses for the three and nine months ended September 30, 2001, respectively.

General and Administrative

General and administrative expenses were $6.8 million and $31.7 million for the three months ended September 30, 2002 and 2001, representing 12% and 46% of total revenues for each of the periods, respectively, and were $35.5 million and $51.8 million, or 21% and 24% of total revenues, for the nine months ended September 30, 2002, respectively. Approximately $9.7 million of business realignment expenses and integration costs were included in general and administrative for the nine months ended September 30, 2002. The majority of the business realignment expense incurred in 2002 consisted of $4.5 million in severance costs and $2.2 million in lease abandonment costs. Approximately $22.8 million and $26.3 million of integration costs were included in general and administrative expenses for the three and nine months ended September 30, 2001, respectively. Of these costs in the three and nine months ended September 30, 2001, $19.6 million were related to lease abandonment charges.

Goodwill and Intangible Assets Amortization

Intangible assets amortization expense was $8.9 million and $33.2 million for the three and nine months ended September 30, 2002. Goodwill and intangible assets amortization expenses were $206.3 million and $618.5 million for the three and nine months ended September 30, 2001, respectively. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill is no longer amortized. If the non-amortization provisions of SFAS 142 had been effective in 2001, net loss and basic and diluted net loss per share for the three months ended September 30, 2001 would have been $1.2 billion and $8.58, respectively, and for the nine months ended September 30, 2001 would have been $1.3 billion and $9.76, respectively.

Asset Impairment

We have performed our annual evaluation of goodwill and intangible assets impairment as of August 31, 2002. Given the recent declines in the equity markets and in our stock price, the results of this annual impairment test indicated the carrying value of goodwill and other intangible assets for the U.S. Media reporting unit exceeded their implied fair values and an impairment charge of $239.1 million for goodwill and $40.5 million for intangible assets of that reporting unit was recorded in the third quarter of 2002. Additionally, certain other assets, including fixed assets, totaling $1.8 million were deemed to be impaired and were written-off.

In the third quarter of 2001, due to the significant decline in CNET's stock price once trading reopened after the events of September 11th, the overall continued decline in market values of businesses in the media industry, and the continued further decline in the overall markets, we evaluated the recoverability of our enterprise-wide goodwill. This recoverability analysis indicated that there had been impairment to our enterprise-wide goodwill. Therefore, a charge of $1.1 billion was taken during the third quarter of 2001 to adjust the carrying value of these assets to their fair value.

Realized Gain and Loss on Sales of Investments

We had a gain on sales of investments of $376,000 and $10,000 for the three months ended September 30, 2002 and 2001, respectively, and of $2.8 million and $9.1 million for the nine months ended September 30, 2002, respectively. We had a loss on the sales of investments of $26,000 for the three months ended September 30, 2002 as compared to $343,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, loss on sales of investments was $99,000 and $8.5 million, respectively. The decrease in realized gain and loss on sales of investments in the three and nine months ended September 30, 2002 compared to prior year resulted primarily from a decrease in the amount of securities sold in the present periods versus the prior year periods. Approximately $2.3 million of the gain realized in 2002 was from the sale of our share in a joint venture.

Realized Loss on Impairment of Investments

We had a realized loss on impairment of private investments of $7.3 million and $58.7 million for the three months ended September 30, 2002 and 2001, respectively, and of $15.4 million and $147.9 million for the nine months ended September 30, 2002 and 2001, respectively. We had a realized loss on impairment of public investments of $154,000 for the nine months ended September 30, 2002 and of $26,000 and $26.9 million for the three and nine months ended September 30, 2001, respectively.

Other Income/Loss

In the third quarter of 2002, we repurchased $6.8 million face value of our 5% Senior Convertible Notes for $3.7 million. In connection with this repurchase, we recorded a gain of $3.1 million.

In conjunction with the accelerated repayment of our TRACES obligations in the third quarter of 2001, we recorded a loss of $10.6 million consisting of $9.0 million of early repayment interest penalty and a write-off of $1.6 million of capitalized debt issue costs.

Income Taxes

We recorded an income tax benefit of $27.9 million for the three months ended September 30, 2001; there was no tax benefit or tax provision in the same period of 2002. For the nine months ended September 30, 2002 and 2001, we had an income tax benefit of $20.3 million and $70.2 million, respectively. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a valuation allowance has been provided against the gross deferred tax assets to properly reflect only recoverable taxes.

Approximately $31.7 million of recoverable taxes were refunded to CNET in the second quarter of 2002. This refund in part related to the utilization of net operating losses that were recorded as current deferred tax assets as of December 31, 2001. Additionally, an income tax benefit of $20.3 million was recorded in 2002 primarily due to the realization of deferred tax assets in 2002, which were considered not to be recoverable at December 31, 2001. No tax benefit for additional losses experienced in 2002 is expected to be recorded in 2002.

Net Loss

We recorded a net loss of $307.2 million or $2.21 per diluted share and of $364.1 million or $2.62 per diluted share for the three and nine months ended September 30, 2002, respectively, compared to a net loss of $1.4 billion or $9.98 per diluted share and of $1.9 billion or $14.02 per share for the three and nine months ended September 30, 2001. The decrease in the current year periods net loss as compared to the same periods of the prior year resulted primarily from the cessation of amortization of goodwill upon the adoption of SFAS 142 in 2002, the greater realized loss on the impairment of assets and of our privately held investments in prior year, and the realized loss on the impairment of our marketable equity investments in prior year.

RECENT ACCOUNTING PROUNOUNCEMENTS

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt" wherein the FASB determined that gains and losses from debt extinguishments were to be recorded as extraordinary items. The provisions of SFAS 145 are effective for fiscal years beginning after May 31, 2002, with earlier adoption encouraged. During the third quarter of 2002, CNET adopted SFAS 145 and as such is no longer presenting gain or loss associated with debt extinguishment as an extraordinary item. See Note 1 to the financial statements for the three and nine months ended September 30, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, we had cash and cash equivalents of $64.8 million compared to $93.4 million on December 31, 2001. In addition, on September 30, 2002 we had investments in short and long-term marketable debt securities of $105.4 million, as well as restricted cash of $18.1 million compared to $123.5 million in short and long term marketable debt securities and restricted cash of $16.3 at December 31, 2001. Net cash used in operating activities of $32.8 million for the nine months ended September 30, 2002 included a net loss of $364.1 million offset by a charge for asset impairment of $281.4 million, losses on sales and impairment of investments of $12.8 million, and depreciation and amortization totaling $52.9 million. Also included in net cash used in operating activities for the nine months ended September 30, 2002 is a payment of $8.0 million to the landlord of our headquarters in San Francisco. This payment was paid in connection with a lease amendment entered into effective August 1, 2002, whereby the rent on the lease will be reduced by an aggregate amount of $45.1 million over the remaining term of the lease in exchange for this $8.0 million payment and the posting of a $2.0 million letter of credit for three years. Net cash used by operating activities of $60.4 million for the nine months ended September 30, 2001 included a net loss of $1.9 billion offset by an asset impairment charge of $1.1 billion, losses on sales and impairment of investments of $174.2 million, and depreciation and amortization of $638.5 million.

Net cash provided by investing activities of $3.8 million for the nine months ended September 30, 2002 was primarily attributable to proceeds from the sale of marketable debt securities offset by purchases of marketable debt and equity securities, acquisitions, and capital expenditures. Net cash provided by investing activities of $40.2 million for the nine months ended September 30, 2001 was primarily attributable to the sale of marketable debt and equity securities offset by purchases of marketable and equity securities, investments in privately held companies, acquisitions, and capital expenditures.

Cash used by financing activities for the nine months ended September 30, 2002 was $33,000. Financing activities in 2002 included the repayment of $6.8 million face value of notes for $3.7 million. Debt repayments were offset in part by proceeds from employee stock plan purchases and the exercise of options. Cash provided by financing activities of $12.5 million for the nine months ended September 30, 2001 was attributable to proceeds from the issuance of common stock through the exercise of options and warrants.

Capital expenditures are expected to be no greater than $20.0 million for 2002. We believe that existing funds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. Management intends to consider using cash to optimize our capital structure, which could include the repurchase, from time to time, of a portion of our outstanding debt securities or equity securities. Any such repurchases or exchanges may be made in the open market, in privately negotiated transactions or otherwise. Any purchases of common stock in the open market will be conducted in accordance with Rule10b-18. Depending upon a variety of circumstances, the amounts involved may be material. We do not anticipate the need for additional funding in the foreseeable future. Although we have not presently identified alternate or additional sources of long-term capital, if our cash needs were to change, we may consider raising additional capital through debt or equity offerings in the public or private markets.

As of September 30, 2002, we had obligations outstanding under notes payable totaling $170.0 million. Notes payable included $166.1 million of 5% Convertible Subordinated Notes, due March 2006. Such obligations were incurred to obtain proceeds for general corporate purposes and to finance acquisitions. CNET's obligations with respect to the 5% convertible subordinated notes due 2006 can be found in the indenture for such notes filed as Exhibit 10.40 to CNET's Annual Report on 10-K for the year ended December 31, 1998. As discussed above, during the third quarter of 2002, we paid $3.7 million to repurchase $6.8 million face value of our 5% Convertible Subordinated Notes. Additionally, subsequent to the third quarter-end of 2002, we repurchase $9.0 million face value of our 5% Convertible Subordinated Notes for approximately $5.0 million.

In conjunction with the ZDNet acquisition, CNET assumed a guarantee of the obligations of Ziff Davis Media Inc., an unaffiliated company, under a New York City office lease for a total of 399,773 square feet. In connection with that guarantee, CNET also has a letter of credit for $15.2 million outstanding as a security deposit. As there is no present obligation to make any payments in connection with this guarantee, CNET has not recorded any liability for this guarantee in its financial statements. This lease expires in 2019. The annual average cost per square foot is approximately thirty dollars over the remaining term of the lease. Through a sublease from Ziff Davis Media Inc., CNET currently occupies 49,140 square feet of the office space covered under this lease. Ziff Davis Media Inc. currently occupies 206,176 square feet of this space. There are two additional sublessees, The Bank of New York and Softbank (a related party), who collectively occupy a total of 144,457 square feet. During the second quarter of 2002, Softbank subleased its 31,000 square feet to The Beanstalk Group. According to an August 12, 2002 Ziff Davis Media Inc. press release, Ziff Davis Media announced that the company had received approval from its bondholders and bank lenders for its out-of-court financial restructuring plan. Some of the details of its restructuring plan can be found at Ziff Davis Media's company website.

On April 30, 2002, CNET acquired intellectual property and certain other assets of Upgradebase.com, Inc. and Vendorbase.com, Inc. On May 3, 2002, CNET acquired intellectual property and certain other assets of Smartshop.com, Inc. CNET acquired intellectual property and certain other assets of NewMediary on July 1, 2002; WAAG Technologies on August 12, 2002; and Silicon.com on August 14, 2002. The total purchase price for all six acquisitions was $8.4 million. A total of $7.1 million was paid in cash with the remainder outstanding under notes payable that are to be paid within a year of the acquisitions.

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

We trade advertising on our Internet sites in exchange for advertisements on the Internet sites of other companies. These revenues are recognized in the period in which the advertisements are delivered based on the fair market value of the services delivered. We determine the fair market value of the service delivered based upon amounts charged for similar services in non-trade deals within the previous nine-month period.

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

Goodwill and intangibles impairment

In July 2001, the FASB issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to September 30, 2002 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The implementation of SFAS 141 has not had a material impact on our consolidated financial position, liquidity or results of operations. Effective January 1, 2002 under SFAS 142, goodwill is no longer amortized. Although the provisions of SFAS 142 were not effective in their entirety until January 1, 2002, the goodwill acquired in business combinations which occurred after June 30, 2001 fell under the condition of SFAS 142 requiring that no amortization of goodwill arising from transactions completed after June 30, 2001. Therefore, goodwill arising from any such transaction has not been amortized.

As part of the transition provisions of SFAS 142, we were required to review for impairment all previously recognized intangible assets that have been determined to have indefinite useful lives. We have identified our reporting units as follows: U.S. Media (excluding Computer Shopper), Computer Shopper, Channel Services, Asia and Europe. During the second quarter of 2002, we completed this transition impairment testing. In no instance did the carrying amount of a reporting unit exceed its fair value as of January 1, 2002, and therefore, we determined that there was no impairment resulting from these transitions tests. We performed the transition impairment tests by comparing the carrying amount of each reporting unit's net assets, including goodwill, to the fair value of each reporting unit having goodwill.

We have performed our annual evaluation of goodwill and intangible assets impairment as of August 31, 2002. The fair value of our reporting units was determined using a combination of the income and the market valuation approaches. In the application of the income, market and cost valuation approaches, we were required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. The results of this annual impairment test indicated the carrying value of goodwill and other intangible assets for the U.S. Media reporting unit exceeded their implied fair values and an impairment charge of $239.1 million for goodwill and of $40.5 million for intangible assets of that reporting unit was recorded in the third quarter of 2002.

Goodwill and intangible assets of a reporting unit are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of its goodwill or intangible assets may not be recoverable. Impairment of reporting unit goodwill is evaluated based on a comparison of the reporting unit's book value to the estimated undiscounted (and without interest charges) future cash flows for that reporting unit. Conditions that indicate that impairment of goodwill should be evaluated include a sustained decrease in our market value or an adverse change in business climate. On an ongoing basis, we will review goodwill for impairment on at least an annual basis with a valuation date of August 31 having been established as the date on which this annual review will take place.

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

Contingencies

We evaluate whether a liability must be recorded for contingencies based on whether a liability is probable and estimable. Our most significant contingencies are related to our ongoing mySimon litigation and our lease guarantee for office space in New York City (as described in Item 3 - " Legal Proceedings" and Note 11 of Item 8 - "Financial Statements" in our Annual Report on Form 10-K, respectively, also see Note 9 "Commitments and Contingencies" to the financial statements contained herein). If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, we would be required to make additional lease payments under the guarantee. In regards to the ongoing mySimon litigation, it is not possible to predict whether the jury's damages award will be reinstated on appeal or the amount of damages attributable to corrective advertising that could be awarded in a re-trial; however such amounts, if settled adversely to us, could be material to our results of operations and financial condition.

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

Statements regarding our future financial performance or results of operations, including expected revenue growth, operating income growth, growth in leads to merchants, future expenses, future operating margins and other future or expected performance are subject to the following risks: a continued or worsening slowdown in advertising spending on the Internet in general, especially in the technology sector, or on CNET's properties in particular, which could be prompted by continuing weakness in corporate or consumer spending or other factors; failure of existing advertisers to meet their advertising commitments; loss of advertising revenue to CNET's competitors; the need for further costs reductions, which could increase severance costs and negatively impact operating income; the risk that projected cost-reduction initiatives will not be achieved due to implementation difficulties or contractual spending commitments that cannot be reduced; the risk that cost reduction efforts will result in a loss of revenues due to a decrease in resources dedicated to generating revenues; weakening of the U.S. dollar, which could increase operating losses; the acquisition of businesses or the launch of new lines of business, which could decrease our cash position and increase operating expense and dilute operating margins; future impairment of our assets or the need to increase our reserve attributable to abandoned real estate; disruption of our service due to the failure of key infrastructure providers or in connection with the transfer of our systems to new providers; the failure of CNET's users to adopt new paid service offerings; costs associated with our initiatives to standardize our technology platforms or our failure to successfully complete those initiatives; the impact of political and economic conditions due to the recent terrorist attacks in the U.S., the threat of future terrorism in the U.S. and abroad, and armed conflict in the U.S. and abroad; and the general risks associated with our businesses.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

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

ITEM 4. Controls and Procedures

  Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d- 14(c) as of a date (the Evaluation Date) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

  Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In December 2000 and February 2001, two groups of former employees of Ziff-Davis filed similar lawsuits in the United States District Court for the District of Massachusetts under the titles Beach et al v. Softbank Corp and Drebin and Lane v. Softbank Corp. The lawsuits name as defendants Softbank Corp, Softbank Holdings and Ziff-Davis, Inc. The complaints allege (a) violations of Section 10(b) and Section 20 of the Securities Exchange Act, (b) violations of state laws against fraud and negligent misrepresentation and (c) breach of fiduciary duty in connection with the exchange of the plaintiffs' options to purchase Softbank shares for options to purchase shares of Ziff-Davis in 1999, prior to CNET's acquisition of ZDNet. The complaints do not specify an amount of damages. Defendants' motion to dismiss was denied by the court in the second quarter of 2002, and discovery is now underway. Softbank America has agreed to indemnify CNET against these claims to the extent not covered by insurance.

In July 2001, three former employees of ZDNet filed a complaint against ZD, Inc., ZDNet, Inc., CNET Networks, Inc. and Dan Rosensweig in the Superior Court of the State of California for the County of San Francisco under the caption Rapport et al v. ZD, Inc. The remaining claims allege that the defendants engaged in fraud and negligent misrepresentation in not disclosing to plaintiffs that ZDNet was in negotiations with CNET regarding a potential merger. Plaintiffs allege that had they known about the merger discussions, they would not have voluntarily terminated their employment with ZDNet prior to the merger and would have recognized an increase in the value of the stock options. Plaintiffs seek damages in an amount equal to at least $1.5 million. Discovery is underway in the case and a trial is set for March 2003. CNET intends to vigorously defend the litigation.

Item 2. Changes in Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

  Exhibits

  Exhibit 10.1 Third Amendment of Office Lease (incorporated by reference to a previously filed exhibit to CNET's Current Report on Form 8-K dated September 9, 2002

  Exhibit 99.1 Certification of Chief Executive Officer

  Exhibit 99.2 Certification of Chief Financial Officer

  Reports on Form 8-K.

Current Report on Form 8-K dated July 23, 2002 was filed on July 24, 2002, Item 5. - "Other Items", which reported CNET's financial results for the quarter ended June 30, 2002 and provided guidance for the fiscal year 2002.

Current Report on Form 8-K dated August 2, 2002 was filed on August 2, 2002, Item 9. - "Regulation FD Disclosure", which reported that CNET had issued a press release to European media outlets announcing that it had acquired certain assets of U.K.-based Silicon Media Group.

Current Report on Form 8-K dated September 9, 2002 was filed on September 9, 2002, Item 5. - "Other Items", which reported that CNET had entered into an amendment to its office lease relating to its headquarters in San Francisco.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CNET Networks, Inc.
(Registrant)

/s/ Douglas N. Woodrum
Douglas N. Woodrum
Executive Vice President, Chief Financial Officer

Dated: November 4, 2002

EXHIBIT INDEX
Exhibit Number	Title
99.1	Certification of Chief Executive Officer
Exhibit Number	Title
99.2	Certification of Chief Financial Officer