Form 10-K
period 2002-12-31
CNET NETWORKS INC
filed 2003-03-20
CIK 1015577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Title of class

Common Stock, $0.0001 par value

    Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of common stock held by non-affiliates, based on the closing price at which the stock was sold, at March 14, 2003 approximated $243.4 million.

    The total number of shares outstanding of the issuer's common stock (its only class of equity securities), as of March 14, 2003 was 139,093,758.

    Information is incorporated by reference into Part III of this Form 10-K from the registrant's definitive proxy statement for its 2002 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

CNET NETWORKS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

PART I

Item 1. Business

OVERVIEW

CNET Networks, Inc. (CNET), a leading global media company informing and connecting buyers, users and sellers of technology, produces a branded, global Internet network, print publications and a technology product database for both businesses and individuals. Using unbiased content as our platform, we have built marketplaces for technology and consumer products, and, through our CNET Channel division, we are a primary provider of standardized product information powering computer and electronics sales and distribution channels.

We combine an in-depth knowledge of the technology industry with the power of technology itself to deliver a dynamic, relevant, and innovative media-based marketplace for buyers, users and sellers of technology around the world.

We use our editorial, technical, and programming expertise and our technology product database to provide new product information, product reviews, pricing and availability to help businesses and individuals make informed technology and non-technology buying decisions.

Our global Internet media operations serve millions of users each day and are comprised of several core brands, which include CNET.com, ZDNet.com, TechRepublic.com, mySimon.com, News.com, Download.com, Gamespot.com and Shopper.com, with a presence in 16 countries. Based on the volume of traffic over our global Internet network, we have established a leadership position in our field. In 2002, our millions of online users viewed more than 12 billion pages, making our Internet sites the most used source for computer and technology information.

Our products and services provide a platform for advertisers to create brand awareness and sell products to our large, tech-savvy audience. At the end of 2002, we had relationships with over 1,900 advertisers and marketing partners.

We also offer services and product capabilities to enable and enhance online retailing of computer and technology products. Our products and services are designed to create a dynamic, efficient marketplace by informing buyers and linking them with sellers of products and services, thereby delivering sales leads to our merchant partners.

In addition to our Internet operations, we also have print publishing operations. Our Computer Shopper magazine boasts a circulation of more than 500,000 per month, a total readership of more than three million per month, and was the per-issue advertising page leader in the technology magazine segment during 2002. We also publish technology-oriented print publications in Australia and China.

Our CNET Channel division licenses its multi-lingual product database to U.S. and European online computer retailers, resellers, wholesale distributors and e-commerce companies, and ended the year with approximately 250 licensing agreements. CNET Channel also operates the ChannelOnline business. ChannelOnline is a Web browser-based application provided to Value Added Resellers (VARs) that streamlines transactions through a centralized product procurement marketplace using our standardized product data. At December 31, 2002, CNET ChannelOnline's VARs customer base included approximately 2,000 unique users enabling commerce transactions through the subscription service.

We earn revenues from:

  sales of advertisements on our Internet network and in our print publications fees earned when our Internet network users click on an advertisement or text link to visit the websites of our merchant partners, which we refer to as "leads"
  revenues from licensing our CNET Channel product database
  subscriptions to our ChannelOnline product procurement service, as well as other paid services

CNET Networks, Inc. was incorporated in the state of Delaware in December 1992. Our principal executive offices are located at 235 Second Street, San Francisco, California 94105. Our phone number is (415) 344-2000. Our periodic and current reports are available, free of charge, on our website, www.cnet.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

MARKET OPPORTUNITY

The Internet has emerged as a global medium enabling millions of people to share information, communicate, and conduct business electronically. The growth in Internet users, combined with the Web's rapid adoption as a business tool, has created a powerful channel for conducting commerce. We believe there continues to be a significant opportunity for us to act as a trusted, value-added intermediary to inform and connect buyers, users and sellers of technology products and services.

Our content, products and services are substantially focused on the technology sector. We believe that buyers of technology products typically research product capabilities and compare prices before making a purchase decision. Due to its interactive nature, the Web has emerged as a medium that allows buyers to complete that research. At the same time, advertisers can more easily deliver targeted messages to these buyers.

The global information technology (IT) sector consists of packaged software, peripherals, systems, storage, network equipment and services. According to International Data Corporation, worldwide spending related to the IT sector was estimated to represent approximately $871 billion in 2002, and is expected to grow 8.1% on a compounded annual basis to $1.2 trillion in 2006. In addition, CMR, a leading provider of advertising expenditure information, estimates that technology-related companies spent $11.6 billion on offline advertising from January to December 2002, with $6.1 billion, or 52% of that ad spending having been allocated to print.

U.S. MEDIA

We surround the technology buying process with business technology services, shopping services and advice, download services and game services. In our U.S. Media business, we derive revenue from three primary sources: marketing and advertising services, commerce services and lead generation fees, and paid services.

Internet

U.S. Media Internet includes all aspects of our U.S.-based online media brands. Our online network offers information and commerce services focused on computing and technology to millions of users each day under the CNET, ZDNet and TechRepublic, and Builder.com brands. These are the leading online sources of information for people who want to learn what is new in technology, what to buy, where to buy it and how to use it. Our online network also includes our award-winning news site, News.com, which focuses on the latest breaking news and in-depth coverage of the technology industry, and the leading online software download service, Download.com. In addition, our Internet network includes Gamespot.com, the Internet's most highly trafficked gaming site that gives users instant access to thousands of game reviews, previews, downloads, guides, hints and news stories related to games and gaming.

As part of our Internet network, we provide shopping services primarily through Shopper.com and mySimon.com, which are designed to link buyers and sellers of products and services. We help businesses and individuals decide what products to buy by providing news, reviews, recommendations and detailed product specifications. We also help individuals decide where to buy products by providing real-time prices from competing vendors, merchant ratings, product availability and shipping costs, and by connecting the buyers and users with the sellers of technology and non-technology products.

Our shopping services are very efficient marketplaces, integrating product and price information from large online retailers, direct manufacturers and resellers.

We provide sales leads in exchange for a per-lead fee. During 2002, we delivered more than 104 million commerce leads to our merchant partners, or an average of 287,000 commerce leads per day.

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

INTERNATIONAL MEDIA

Internet

We are ranked as one of the most successful global companies in the Internet space according to Nielsen//NetRatings. We maintain a Web presence in 16 countries, including wholly owned operations in, Australia, France, Germany, Singapore, Japan and the United Kingdom, as well as a number of licensees around the world, and provide local language, original content relevant to our served markets. In aggregate, our international Web sites delivered approximately 2.6 billion total page views during 2002, which represented approximately 20% of CNET Networks' total, worldwide page views in the year ended December 31, 2002.

Print

We operate five technology-oriented print publications in China, PC Magazine, eWeek, and Smart Partner (pursuant to a license from Ziff Davis Media) Computer Fan and GameSpot Magazine, with a combined circulation of approximately 350,000 per month. In Australia, we operate Technology and Business magazine with a monthly circulation of over 20,000, and CLevel Magazine with a monthly controlled circulation of 6,000. In Singapore, we publish CNETAsia Week with a bi-monthly circulation of 20,000, and CLevel Magazine with a monthly circulation of 6,000. In Germany, France and the UK, we publish ZDNet Week, which has a combined monthly circulation of over 70,000. In addition to online and print content, we also offer direct marketing services (CNET Direct), as well as technology events and production throughout Asia.

CHANNEL SERVICES

CNET Channel offers e-business solutions to IT manufacturers, distributors, resellers and portals worldwide, providing them with the content, data, infrastructures and services they need to conduct streamlined online commerce. As part of our Channel Services business, which reaches IT buyers and users in 40 markets, we derive revenue from data licensing agreements and a subscription-based online procurement platform.

CNET Channel's database contains over 1.2 million stock keeping units (SKUs) and related product images, descriptions and specifications. As of December 31, 2002, CNET Channel had 258 licenses for its data (a 50 percent increase from year-end 2001) with more than 140 U.S. and European online retailers, resellers, wholesale distributors and e-commerce content providers.

Our ChannelOnline online procurement platform is powered by our product catalog database, allowing customers to view and compare detailed product specifications, real-time pricing and availability from multiple distributors, procure products from suppliers, and connect to corporate customers through customized extranets. At the end of 2002, ChannelOnline was serving approximately 500 Value Added Resellers with over 2,000 unique users utilizing CNET's product procurement services.

These relationships position our Channel products as an integral link in the chain of business-to-business transactions between computer/technology resellers and wholesale distributors, and further solidify our role as the leading content provider for technology products for both business buyers and consumers.

RECENT DEVELOPMENTS
Asset Impairment

As part of the transition provisions of Financial Accounting Standards Board Statement (SFAS) No. 142, "Goodwill and Other Intangible Assets", we reviewed for impairment all previously recognized intangible assets that have been determined to have indefinite useful lives. We completed our transition testing as of June 30, 2002. For the purpose of the SFAS 142 review, we have identified our reporting units as follows: U.S. Media (excluding Computer Shopper), Computer Shopper, Channel Services, Asia and Europe. In no instance did the carrying amount of a reporting unit exceed its fair value as of January 1, 2002, and therefore, we determined that there was no impairment resulting from these transitions tests.

We performed our annual goodwill and intangible asset impairment test as of August 31, 2002 in accordance with SFAS 142. The fair value of our reporting units was determined using a combination of the income and the market valuation approaches. The results of this annual impairment test indicated the carrying value of goodwill and other intangible assets for the U.S. Media reporting unit exceeded their implied fair values. An impairment charge of $238.8 million for goodwill and of $40.5 million for intangible assets of that reporting unit was recorded in the third quarter of 2002. Additionally, a loss on disposal of fixed assets of $11.2 million was recorded.

Debt Repurchase

During 2002, we repurchased $59.2 million principal amount of our 5% Convertible Subordinated Notes due March 2006 for an aggregate purchase price of $36.7 million. These repurchases resulted in a gain of $21.6 million, net of the write-off of $0.9 million of related capitalized debt issuance costs. The Notes are convertible at the option of the note holder into our common stock after June 7, 1999 at a conversion price of $37.41 per share, subject to certain conditions. After these transactions, the remaining outstanding balance on these notes was reduced to $113.7 million.

TECHNOLOGY

We have invested approximately $14.9 million in the development of a standardized, global technology platform to deliver content and advertising, enable commerce and create universal data collection and registration systems. This investment is expected to simplify our operations and create a scalable infrastructure. We have transitioned the majority of our operations to the new platform and expect to complete the transition to the new platform in 2003. The creation of a standardized platform has enabled us to lower our operating costs.

MARKETING

We design our marketing activities to promote our multiple brands and to attract users, viewers and readers to our online network and print publications. Our marketing programs include Internet and print advertising campaigns, audience referral agreements with major Internet service providers, and participation in trade shows, conferences and speaking engagements. In 2002, we spent approximately $17.6 million (which includes approximately $9.9 million in barter expenses) to market our brands and services. We expect to continue to market our brands, products and services in the future.

CUSTOMERS

Revenues from one customer, Gateway Inc., approximated 12% of total revenues for the year ended December 31, 2002. Of the revenues from this one customer, approximately 69% were generated from the creation of custom print publications for the customer. Approximately 12% of our accounts receivable balance at December 31, 2002 related to Gateway Inc. For each of the years ended December 31, 2001 and 2000, there were no customers that contributed more than 10% of our revenues. Our top one hundred advertisers contributed approximately 75% of our U.S. revenue in 2002.

GEOGRAPHIC REGIONS

We have wholly-owned operations in England, France, Germany, Switzerland, Singapore, Japan and Australia. In addition, we have an international presence through joint ventures in China and Korea. We also have license arrangements in various other countries throughout the world. Revenue is attributed to individual countries according to the international online property or print publication that generated the revenue. International revenues accounted for 17%, 14% and 4% of net revenues during the years ended December 31, 2002, 2001 and 2000, respectively. No single foreign country accounted for more than 10% of net revenues for the year ended December 31, 2002.

COMPETITION

Competition among content and information service providers is intense. Our operations compete against a variety of firms that provide content through one or more media, such as print, broadcast, and the Internet. As with any other content or information service provider, we compete generally with other content and service providers for the time and attention of consumers and for advertising revenues. To compete successfully, we must provide sufficiently compelling and popular content and services to attract Internet users and readers and to attract advertisers hoping to reach such audiences.

Within the content niche of information technology and the Internet, we compete in particular with the publishers of computer-oriented magazines and Internet services, such as:

  CMP, a division of United Business Media
  International Data Group
  JupiterMedia (formerly, INT Media)
  TechTarget
  VNU
  Ziff Davis Media

Within the area of comparative shopping services, we compete in particular with other Internet services providing information and services to assist consumers in making a purchase decision, such as:

  Yahoo! Shopping
  MSN Shopping
  Dealtime
  PriceGrabber

In the overall market for Internet users, we compete with other Internet content and service providers, including Web directories, search engines, shareware archives, sites that offer original editorial content, commercial online services, e-commerce sites and solution providers, and sites maintained by Internet service providers.

EMPLOYEES

At December 31, 2002, we had approximately 1,800 employees on a worldwide basis.

INTELLECTUAL PROPERTY

Our success and ability to compete is dependent in part on the goodwill associated with our trademarks, trade names, service marks and other proprietary rights and on our ability to use the U.S. and foreign laws to protect our intellectual property, including our original content, our editorial features, the various databases of information that we maintain and make available through our Internet channels or by license, and the appearance of our Internet channels.

We own federal trademark registrations for a number of our marks in the United States and in some of the foreign countries where we do business. Trademark registrations are infinite in duration based on our continued use. We also claim common law protection on certain names and marks that we have used in connection with our business activities. We are a defendant in pending litigation in which a jury found that our use of the name "mySimon" infringes the trademark rights of a third party. If the jury's verdict is upheld on appeal, we will have sixty days to change the name of our mySimon Internet site. This litigation is more fully described under Item 3 - "Legal Proceedings".

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

We have 11 patent applications pending with respect to certain of our software systems, methods and related technologies. We have been issued three U.S. patents. U.S. patents have a duration of 20 years. We can offer no assurance that any other applications will be granted. In addition, we can offer no assurance that our patents will not be challenged, invalidated or circumvented, or that the rights granted in connection with our patents will provide a competitive advantage for us.

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

SEASONALITY AND CYCLICALITY

We believe that advertising sales on the Internet, as well as in traditional media, fluctuate significantly with economic cycles and during the calendar year, with spending being weighted towards the end of the year. Advertising expenditures account for a majority of our revenues. Fluctuations in advertising expenditures generally, or with respect to Internet- based advertising specifically, could therefore have a material adverse effect on our business, financial condition or operating results. We may also experience fluctuations during the calendar year in connection with our lead-based shopping services, which are weighted towards the end of the year and which may reflect trends in the retail industry.

Item 2. Properties

We are headquartered in San Francisco, California, where we occupy approximately 283,000 square feet of office space. In addition to our San Francisco office, we have several offices throughout the United States, including Cambridge, Massachusetts, Louisville, Kentucky and New York City. We also have offices in Europe, Asia and Australia.

We currently still have under lease several properties that have been abandoned. During 2002, we subleased or terminated several of the abandonment properties, but we still have several properties that have not been subleased or terminated. We have an accrued liability of $9.8 million, as of December 31, 2002, related to our abandoned properties. (Also see Footnote (11) of our consolidated financial statements included in Item 8).

During 2002, we negotiated an amendment to the lease for our headquarters in San Francisco. This amendment, which was entered into effective August 1, 2002, reduced the future rent payments by an aggregate of $45.1 million over the remaining term of the lease in exchange for a payment of $8.0 million and the posting of a $2.0 million letter of credit for three years.

Item 3. Legal Proceedings

In August 1999, Simon Property Group (SPG) filed a trademark infringement suit in federal district court in Indianapolis against mySimon, Inc. (mySimon), a subsidiary of CNET acquired on February 29, 2000. SPG alleged that the mySimon trademark infringed SPG's "Simon" trademark. On August 31, 2000, following a trial on the subject, the jury found in favor of SPG and awarded damages against mySimon in the amount of $11.5 million in compensatory damages, $5.3 million for corrective advertising, and $10.0 million in punitive damages. On September 25, 2000, the court entered an order establishing an escrow for royalties pending final resolution of the litigation where mySimon pays into escrow 2% of its gross cash receipts each month.

On January 24, 2001, the judge eliminated the $11.5 million compensatory damages award, reduced the $10.0 million punitive damages award to the statutory minimum of $50,000, and offered SPG the opportunity to accept ten dollars (a remittitur) for damages attributable to corrective advertising in exchange for immediate entry of judgment for the entire case in lieu of a re-trial on the subject of corrective advertising. On February 14, 2001, SPG filed its election to seek a re-trial on the issue of corrective advertising in lieu of the ten-dollar remittitur. The re-trial has been taken off calendar pending a ruling from the court on whether the re-trial should be dismissed. Under Indiana law, the amount of punitive damages is capped at the greater of three times compensatory damages or $50,000. Accordingly, it is not possible to determine the amount of punitive damages, if any, that may be payable until the issue of damages for corrective advertising has been resolved. It is not possible to predict the amount of damages attributable to corrective advertising that could be awarded in a re-trial; however, if the determination is adverse to us, the amounts could be material to our results of operations and financial condition. Accordingly, no provision for ultimate settlement of these issues has been included in the accompanying condensed consolidated financial statements.

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

On December 7, 2001, mySimon filed a motion for a dismissal of the case or, alternatively a new trial, based on newly discovered evidence it believes SPG should have produced prior to the August 2000 trial. The parties have submitted briefs on this issue and are awaiting the judge's decision.

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

In July 2001, three former employees of ZDNet filed a complaint against ZD, Inc., ZDNet, Inc., CNET Networks, Inc. and Dan Rosensweig in the Superior Court of the State of California for the City and County of San Francisco under the caption Rapport et al v. ZD, Inc. The remaining claims alleged that the defendants engaged in fraud and negligent misrepresentation in not disclosing to plaintiffs that ZDNet was in negotiations with CNET regarding a potential merger. In the fourth quarter of 2002, the parties settled this case for an amount that is not material to CNET.

Two shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York on August 16, 2001 and September 26, 2001, against Ziff- Davis, Eric Hippeau and Timothy O'Brien, and investment banks that were the underwriters of the public offering of ZDNet series of Ziff-Davis stock (the ZDNet Offering). One of the complaints also names CNET as a defendant, as successor in liability to Ziff-Davis. The complaints are similar and allege violations of the Securities Act of 1933, and one of the complaints also alleges violations of the Securities Exchange Act of 1934. The complaints allege the receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the ZDNet Offering and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for the ZDNet Offering was false and misleading and in violation of the securities laws because it did not disclose the arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with over 300 nearly identical actions filed against other companies. No date has been set for any responses to the complaints. On February 19, 2003, the Court granted our motion to dismiss the Section 10(b) claim with leave to replead, and denied the motion to dismiss the Section 11 claim. The issuers and their insurers have been engaged in settlement discussions with the plaintiffs. We believe we are entitled to indemnification from the underwriters, however we have not received confirmation of coverage to date.

During 2002, we offered to make a cash payment to the owner of one of our leased properties in San Francisco in exchange for the termination of our lease. The landlord rejected the offer, and we subsequently ceased rent payments on the property. In December 2002, the landlord sued CNET in San Francisco Superior Court for the collection of past due rent amounts together with damages related to the early termination of the lease due to our failure to pay rent when due. The landlord is requesting damages in an amount, which represents two months of unpaid rent plus interest together with future rent through the expiration of the lease, along with other unquantified damages. We have included in our lease abandonment accrual our estimated costs related to this property. Discovery on the case has just commenced.

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

Quarter	High	Low
Year ended December 31, 2001:
First quarter	$19.44	$7.78
Second quarter	$14.40	$8.81
Third quarter	$13.08	$3.71
Fourth quarter	$10.00	$2.94
Year ended December 31, 2002:
First quarter	$9.63	$4.25
Second quarter	$5.50	$1.92
Third quarter	$2.03	$0.60
Fourth quarter	$3.62	$0.86

We have never declared or paid a cash dividend on our common stock. We intend to retain any earnings to cover operating losses and working capital fluctuations and to fund capital expenditures and expansion. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

At March 14, 2003, the closing price for our common stock as reported by Nasdaq, was $1.75, and the approximate number of holders of record of our common stock was 970.

Securities authorized for issuance under equity compensation plans.

Incorporated by reference from our definitive Proxy Statement for our 2003 annual meeting, which will be filed pursuant to Regulation 14A (the "Proxy Statement"), under the caption "Equity Compensation Plan Information".

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

(000s, except share and per share data)

                                                           Fiscal Year Ended
                                       ------------------------------------------------------------------------
                                           2002         2001(a)          2000           1999           1998
                                       ------------   ------------   ------------   ------------   ------------
Consolidated Statement of
 Operations Data:
Total revenues...................... $     236,957  $     285,805  $     264,019  $     112,345  $      57,477
Total operating expenses(b).........       618,271      2,152,930        580,877        173,483         54,520
Operating income (loss).............      (381,314)    (1,867,125)      (316,858)       (61,138)         2,957
Total non-operating income (expense)           436       (191,370)      (276,721)       735,361             66
Net income (loss)...................      (360,585)    (1,989,488)      (483,980)       416,908          3,023
Basic net income (loss)
  per share......................... $       (2.60) $      (14.52) $       (5.18) $        5.80  $        0.05
Diluted net income (loss)
  per share......................... $       (2.60) $      (14.52) $       (5.18) $        5.05  $        0.04
Shares used in basic per
  share calculation.................   138,850,094    137,062,987     93,460,649     71,820,082     65,782,586
Shares used in diluted
  per share calculation.............   138,850,094    137,062,987     93,460,649     83,373,019     71,623,402

Consolidated Balance Sheet Data:

Cash and cash equivalents........... $      47,199  $      93,439  $     148,797  $      53,063  $      51,537
Total marketable debt securities.......     79,841        123,537        134,687        175,787             --
Working capital.....................        64,666        138,541        280,042        603,709         59,657
Total assets........................       377,295        814,780      2,862,361      1,230,311         88,357
Total debt(d)(e)....................       117,958        176,534        186,025        184,864          1,682
Stockholders' equity................       186,057        543,499      2,552,773        705,838         76,473

(a) On July 1, 2001, we acquired TechRepublic, Inc. (TechRepublic). On October 17, 2000, we acquired ZDNet, Inc. (ZDNet). On February 29, 2000, we completed the acquisition of mySimon, Inc. (mySimon). Also see Note (3) of our consolidated financial statements included in Item 8. No financial data or operating information related to these acquired companies is included in the Selected Consolidated Financial Data prior to the dates of acquisition.

(b) Operating expenses include amortization of intangible assets of $34.7 million for the year ended December 31, 2002. Operating expenses include amortization of goodwill and intangible assets of $678.6 million, $340.4 million and $15.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. As part of the transition provisions of SFAS 142, we reviewed for impairment all previously recognized intangible assets that have been determined to have indefinite useful lives. We completed our transition testing as of June 30, 2002. In no instance did the carrying amount of a reporting unit exceed its fair value as of January 1, 2002, and therefore, we determined that there was no impairment resulting from these transition tests. Under the provisions of SFAS 142, we performed our annual goodwill and intangible asset impairment test as of August 31, 2002. The results of this annual impairment test indicated the carrying value of goodwill and other intangible assets for the U.S. Media reporting unit exceeded their implied fair values. An impairment charge of $238.8 million for goodwill and of $40.5 million for intangible assets of that reporting unit was recorded in the third quarter of 2002. Additionally, a loss on the disposal of fixed assets of $11.2 million was recorded. Also in 2002, a total of $12.4 million was included in operating expenses representing costs to integrate and realign our business.

During the third quarter of 2001, a charge of $1.1 billion was taken to adjust the carrying value of our goodwill to fair value. Also included in operating expenses in 2001, was a charge of $21.3 million related to the consolidation of our office space, which resulted in the abandonment of several leased facilities, as well as $21.7 million in other costs incurred to integrate the operations of ZDNet into our operations. In 1998, operating expenses included an unusual item consisting of an expense reversal of $0.9 million relating to a real estate reserve.

(c) During 2002, 2001 and 2000, we incurred impairment losses of $0.2 million, $26.9 million and $393.4 million, respectively, on marketable equity securities and $15.4 million, $148.4 million and $5.7 million on privately held investments, respectively, for which other-than- temporary declines in value were deemed to have occurred.

(d) On March 8, 1999, we completed a private placement of 5% Convertible Subordinated Notes with gross proceeds of $172.9 million. On May 9, 1999, we sold our effective 40% ownership interest in Snap.com. to NBCi. The transaction resulted in a gain of $541.2 million in 1999. Also, during 1999, we sold a portion of our holdings of Vignette Corporation for a gain of approximately $172.3 million.

(e) In 2002, we repurchased $59.2 million principal amount of our 5% Convertible Subordinated Notes for $36.7 million, resulting in a gain of $21.6 million, net of the write-off of related capitalized debt issuance costs of $0.9 million. On August 31, 2001, NBC acquired any NBC Internet, Inc. (NBCi) shares it did not already own. Upon the purchase of the NBCi shares owned by us, the maturity date for our NBCi Trust Automatic Common Exchange Securities (TRACES) obligation accelerated. In conjunction with this accelerated repayment, CNET recorded a loss of $10.6 million, consisting of $9.0 million of early interest payment, which was not refundable, and a write-off of $1.6 million of capitalized debt issue costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

CNET Networks, Inc., a leading global media company informing and connecting buyers, users and sellers of technology, produces a branded, global Internet network, print publications and a technology product database for both businesses and individuals. Using unbiased content as our platform, we have built marketplaces for technology and consumer products, and, through our CNET Channel division, we are the primary provider of information powering computer and electronics sales and distribution channels.

We earn revenues from:

  sales of advertisements on our Internet network and in our print publications fees earned when our Internet network users click on an advertisement or text link to visit the websites of our merchant partners, which we refer to as "leads"
  revenues from licensing our CNET Channel product database
  subscriptions to our ChannelOnline product procurement service, as well as other paid services

Cost of revenues includes costs associated with the production and delivery of our Internet channels, print publications and creation of our product database and related technology. The principal elements of cost of revenues for our operations are payroll and related expenses for the editorial, production and technology staff and costs for facilities and equipment.

Sales and marketing expenses consist primarily of payroll and related expenses, consulting fees and advertising expenses. General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses.

The acquisitions of mySimon in February 2000 and ZDNet in October 2000 significantly expanded our network and contributed significantly to revenues, cost of revenues and operating expenses from their acquisition dates in 2000. The acquisition of TechRepublic in July 2001 also served to expand our network and contributed to revenues, cost of revenues and operating expenses beginning with the third quarter of 2001. These acquisitions were accounted for using the purchase method of accounting, and the financial results of their operations are included in our financial statements beginning on the dates of their respective acquisition.

During 2002, we made several small strategic acquisitions, which served to complement our current services and expand services internationally. See Note (3) of our consolidated financial statements included in Item 8.

During the fourth quarter of 2000, we completed our acquisition of ZDNet. Subsequent to the acquisition, we incurred costs related to integrating the operations of ZDNet with our operations through the integration of duplicative businesses. Throughout 2001 and during the first quarter of 2002 as part of the integration process, we evaluated our staffing requirements related to a more challenging business environment and focused on increasing efficiencies in our operations. We initiated reductions in our global workforce during 2001 resulting in the elimination of positions representing approximately 30% of our workforce. We also incurred additional expenses as we continued to lower our cost structure through the discontinuance of several non-profitable or non-growth areas of our Internet and broadcasting operations and the abandonment of certain leased properties. We have referred to these costs as "integration costs". These integration costs amounted to $2.9 million in 2002 and $43.0 million in 2001 and are included in cost of revenues, sales and marketing, and general and administrative expense, as more fully described below.

During the remainder of 2002, we took actions to further simplify our organizational structure by realigning our business around key business categories, resulting in, among other things, the elimination of positions representing approximately 10% of our workforce. Costs incurred in connection with this realignment consist primarily of severance, lease abandonment charges and contract termination costs and are referred to as "realignment expenses". These costs totaled $9.5 million for the year ended December 30, 2002. Additionally, we have invested in several meaningful technology initiatives including sales force automation, a unified ad delivery platform and a unified publishing platform. This investment is expected to simplify our operations and build a scalable infrastructure. We believe our integration and realignment efforts and the creation of a standardized, global technology platform have resulted in costs savings and scalable systems that will enable us to grow more efficiently.

During 2003, we expect additional charges related to further realignment of our key business categories. We estimate a cash payment of approximately $4.0 to $5.0 million in the first quarter of 2003 related to elimination of positions representing approximately 5% of our workforce and the termination of our on-air radio operations.

We incurred a net loss of $360.6 million, $2.0 billion and $484.0 million in 2002, 2001 and 2000, respectively. The net loss in 2002 was primarily due to the impairment of goodwill and intangibles and certain other assets of $290.5 million, the amortization of intangible assets of $34.7 million, and the impairment of privately held investments of $15.4 million offset by a $21.6 million gain on the early retirement of debt. The net loss in 2001 was generated primarily from the impairment of goodwill of $1.1 billion, the amortization of goodwill and intangible assets of $678.6 million and the realized loss on the impairment of our privately and publicly held investments of $175.3 million. The net loss in 2000 was generated primarily from realized losses on the impairment of investments of $399.1 million and amortization of goodwill and intangibles of $340.4 million.

Results of Operations

2002 vs. 2001

Revenues

Total Revenues

Total revenues were $237.0 million and $285.8 million for the years ended December 31, 2002 and 2001, respectively. The decrease in revenues of $48.8 million for 2002 compared to 2001 was primarily attributable to a decrease in advertising and marketing spending on our Internet properties. The downturn in the economy, which began in 2001, has resulted in an overall softness in advertising. In particular, the slowdown in the technology industry has resulted in a decrease in technology marketing, our primary source of revenues. The technology market weakness has continued for an extended period and has continued to put downward pressure on revenues. Revenues for the year ended December 31, 2001 included six months of revenues for TechRepublic, which was acquired in July 2001.

A portion of our revenues was received in the form of securities of our customers amounting to approximately $4.7 million for the year ended December 31, 2001. No such revenues were received in 2002. In addition, for the year ended December 31, 2002, approximately $11.6 million of our revenues were derived from barter transactions compared to $18.4 million for the year ended December 31, 2001, whereby we delivered advertisements on our Internet channels in exchange for advertisements on the Internet sites of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements received and delivered, and the corresponding revenues and marketing expenses were recognized when the advertisements were delivered.

Internet Revenues

Internet revenues were $183.3 million and $241.2 million and represented 77% and 84% of total revenues for the year ended December 31, 2002 and 2001, respectively. The decrease in revenues of $57.9 million for the year ended December 31, 2002 compared to 2001 was primarily due to a decrease in advertising and marketing spending. The downturn in the economy, which began in 2001, has resulted in an overall softness in advertising. In particular, the slowdown in the technology industry has resulted in a decrease in technology marketing, our primary source of revenues. During 2002, we averaged approximately 287,000 leads per day from our shopping services, a decrease of 10% over 319,000 leads per day in 2001. The decrease in leads was due to a reduction in the number of times that users of our Internet properties elected to link through to our merchant marketing partners.

Publishing Revenues

Publishing revenues were $53.6 million and $44.6 million and represented 23% and 16% of total revenues for the year ended December 31, 2002 and 2001, respectively. The increase in publishing revenues for 2002 over prior year is due to an increase in our custom publishing with the majority of the increase resulting from our custom printing arrangements with Gateway Inc.

Segment Revenues and Operating Expenses

For the year ended December 31, 2002 as compared to the prior year, revenues have decreased for the U.S. Media and International Media segments while they have remained relatively flat for Channel Services. The decreases in revenues for U.S. Media and International Media are primarily related to the downturn in the technology market resulting in reductions in technology companies' advertising and marketing spending, the primary source of our revenues, partially offset by an increase in our print revenues.

For the year ended December 31, 2002, all three business segments have decreased operating costs as compared to the prior year primarily as an effect of headcount reductions and other cost saving measures.

Cost of Revenues

Total cost of revenues was $146.7 million and $178.1 million for the years ended December 31, 2002 and 2001, representing approximately 62% of total revenues for both years. The decrease in the cost of revenues in the year ended December 31, 2002 is primarily related to the headcount reductions partially offset by an increase due to the inclusion of a full year of costs in 2002 from the TechRepublic acquisition in July 2001 and the expansion of China operations in the second quarter of 2001. For the year ended December 31, 2002, $778,000 of realignment expenses and integration costs were included in cost of revenues. For the year ended December 31, 2001, $8.7 million of integration expenses were included in cost of revenues.

Sales and Marketing

Sales and marketing expenses were $76.1 million and $129.5 million for the years ended December 31, 2002 and 2001, respectively, representing 32% and 45% of total revenues for each of the years. The decrease in sales and marketing expenses in the current year period as compared to the same period of the prior year was primarily due to a decrease in marketing spending and headcount reductions. Approximately $339,000 of realignment expenses and integration costs were included in sales and marketing expenses for the year ended December 31, 2002. Approximately $2.0 million of integration expenses were included in sales and marketing expenses for the year ended December 31, 2001.

General and Administrative

General and administrative expenses were $44.6 million and $67.3 million for the year ended December 31, 2002 and 2001, representing 19% and 24% of total revenues for each of the periods. Approximately $11.3 million of realignment expenses and integration costs were included in general and administrative for the year ended December 31, 2002. The majority of the integration and realignment expense incurred in general and administrative expenses in 2002 consisted of $5.2 million in severance costs and $4.4 million in lease abandonment costs. Approximately $32.3 million of integration costs were included in general and administrative expenses for the year ended December 31, 2001. Of these costs in 2001, $21.3 million were related to lease abandonment charges.

Depreciation

Total depreciation expense was $25.7 million and $24.4 million for 2002 and 2001, respectively. The increase in depreciation expenses of $1.3 million from 2001 to 2002 related primarily to capital additions of $19.0 million and an increase in fixed assets from acquisitions partially offset by the disposal of fixed assets.

Goodwill and Intangible Asset Amortization

Intangible asset amortization expense was $34.7 million for the year ended December 31, 2002. Goodwill and intangible asset amortization expense was $678.6 million for the year ended December 31, 2001. Effective January 1, 2002, we adopted the provisions of SFAS 142. Under SFAS 142, goodwill is no longer amortized. If the non-amortization provisions of SFAS 142 had been effective in 2001, net loss and basic and diluted net loss per share for the year ended December 31, 2001 would have been $1.4 billion and $(9.94), respectively.

Asset Impairment and Disposals

As part of the transition provisions of SFAS 142, we reviewed for impairment all previously recognized intangible assets that have been determined to have indefinite useful lives. We completed our transition testing as of June 30, 2002. In no instance did the carrying amount of a reporting unit exceed its fair value as of January 1, 2002, and therefore, we determined that there was no impairment resulting from these transitions tests. We performed our annual evaluation of goodwill and intangible assets impairment as of August 31, 2002. The results of this annual impairment test indicated the carrying value of goodwill and other intangible assets for the U.S. Media reporting unit exceeded their implied fair values. An impairment charge of $238.8 million for goodwill and $40.5 million for intangible assets of that reporting unit was recorded in the third quarter of 2002. Also included in asset impairment and disposals was a loss on disposal of fixed assets of $11.2 million.

In the third quarter of 2001 (prior to the adoption of SFAS 142), due to the significant decline in CNET's stock price once trading reopened after the events of September 11th, the overall continued decline in market values of businesses in the media industry, and the continued further decline in the overall markets, we evaluated the recoverability of our enterprise-wide goodwill under the provisions of SFAS 121. This recoverability analysis indicated that there had been impairment to our enterprise-wide goodwill. Therefore, a charge of $1.1 billion was taken during the third quarter of 2001 to adjust the carrying value of these assets to their fair value.

Realized Gain and Loss on Sales of Investments

We had a gain on sales of investments of $2.9 million and $9.5 million for the years ended December 31, 2002 and 2001, respectively. We had a loss on the sales of investments of $123,000 for the year ended December 31, 2002 as compared to $8.6 million for the year ended December 31, 2001. The decrease in realized gain and loss on sales of investments in 2002 compared to prior year resulted primarily from a decrease in the amount of securities sold in the present period versus the prior year period. Approximately $2.3 million of the gain realized in 2002 was from the sale of our share in a joint venture.

Realized Loss on Impairment of Investments

We had a realized loss on impairment of public investments of $154,000 and $26.9 million for the years ended December 31, 2002 and 2001, respectively. We had a realized loss on impairment of private investments of $15.4 million for the year ended December 31, 2002 and of $148.4 million for the year December 31, 2001.

Interest Income

Interest income is derived from our cash and cash equivalents and investments in marketable debt securities. Interest income was $4.9 million and $11.9 million for 2002 and 2001, respectively. Interest income decreased due to lower balances of marketable debt securities held in 2002 as compared to 2001.

Interest Expense

Interest expense is primarily incurred on our 5% Convertible Subordinated Notes. Interest expense was $10.3 million and $15.6 million for 2002 and 2001, respectively. The decrease in interest expense in 2002 related to the early repayment of our TRACES obligations during 2001, as well as the early retirement of $59.2 million of our 5% Convertible Subordinated Notes during the second half of 2002.

Other Income/Loss

In 2002, we repurchased $59.2 million principal amount of our 5% Senior Convertible Notes for $36.7 million. In connection with these repurchases, we recorded a gain of $21.6 million, net of the write-off of related capitalized debt issuance costs of $0.9 million.

In conjunction with the accelerated repayment of our TRACES obligations in the third quarter of 2001, we recorded a loss of $10.6 million consisting of $9.0 million of early repayment interest penalty and a write-off of $1.6 million of capitalized debt issue costs.

Income Taxes

For the years ended December 31, 2002 and 2001, we had an income tax benefit of $20.3 million and $69.0 million, respectively. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a valuation allowance has been provided against the gross deferred tax assets to properly reflect only recoverable taxes as required by SFAS 109.

Effective tax rates for the years ended December 31, 2002 and 2001 were 5.33% and 3.35%, respectively. The income tax benefit recorded in 2002 and 2001 was lower than the statutory rates due to $314.0 million and $1.8 billion, respectively, of impairment of goodwill and nondeductible amortization of goodwill and other intangible assets, for which no tax benefit was recognized. The tax benefit in 2001 was also reduced due to losses on privately held investments for which there was sufficient uncertainty as to whether we would receive a tax benefit in the future.

At December 31, 2002, CNET had net operating losses of $165.3 million. A total of $24.6 million of these losses generated in 2002 will be carried back to previous tax years. Of the remaining losses, approximately $107.0 million are related to federal net operating losses from the ZDNet acquisition, which took place in 2000. These losses are subject to limitations on their utilization due to the change in ownership and will begin to expire in 2011. Operating losses generated in 2002 were primarily related to amortization of intangible assets and losses from operations. Cumulative foreign net operating losses are approximately $45.9 million.

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

Net Loss

We recorded a net loss of $360.6 million or $2.60 per diluted share for the year ended December 31, 2002, compared to a net loss of $2.0 billion or $14.52 per diluted share for the year ended December 31, 2001. The decrease in the current year period's net loss as compared to the same period of the prior year resulted primarily from the cessation of amortization of goodwill upon the adoption of SFAS 142 in 2002, the greater realized loss on the impairment of assets, goodwill and of our privately held investments in prior year, and the realized loss on the impairment of our marketable equity investments in prior year.

2001 vs. 2000

Revenues

Revenues were $285.8 million and $264.0 million for 2001 and 2000, respectively. The increase in revenues of $21.8 million from 2000 to 2001 was primarily attributable to our acquisition of ZDNet on October 17, 2000. We recorded the financial results related to ZDNet beginning on the date of acquisition, thereby recording twelve months of revenues related to ZDNet in 2001 as compared to less than three months in 2000. Despite the addition of ZDNet, our revenues were negatively impacted by the general downturn in the economy experienced during 2001.

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

Internet Revenues

Online revenues were $241.2 million and $254.6 million for 2001 and 2000, respectively. Online revenues accounted for 84% and 96% of total revenues for 2001 and 2000, respectively. Online revenues for 2001 included ZDNet for the entire year in 2001 as compared to 2000, in which less than three months of ZDNet revenues are included. Our revenues were negatively impacted by the general downturn in the economy experienced during 2001 and with technology advertisers in particular. During 2001, we averaged approximately 319,000 leads per day from our shopping services, an increase of 26% over 253,000 leads per day in 2000.

Publishing Revenues

Publishing revenues were $44.6 million in 2001 compared to $9.4 million in 2000. Publishing revenues accounted for 16% and 4% of total revenues for 2001 and 2000, respectively. The increase in publishing revenues of $35.2 million over prior year was primarily due to the inclusion of a full year of ZDNet print publications revenues for 2001 as compared to less than three months in 2000, as well as expansion of operations in China during 2001.

Segment Revenues and Operating Expenses

For the year ended December 31, 2001 as compared to the same period of the prior year, revenues decreased for U.S. Media while they increased for International Media and Channel Services. The decrease in revenues for U.S. Media was related to the downturn in the economy, and primarily in the technology industry. The International properties were acquired through the ZDNet acquisition in October 2000. Therefore, the increase in revenues for International Media was due to a full year of revenue reflected in 2001, whereas less than three months was included in 2000. The increase in revenues for Channel Services in 2001 versus 2000 was due to more license fees earned in 2001. At the end of 2001, Channel Services had 170 licenses as compared to 140 licenses at the end of 2000.

For the year ended December 31, 2001, all three business segments increased operating costs as compared to the same period of the prior year. U.S. Media expenses were higher due to the ZDNet acquisition in the last quarter of 2000, as well as the TechRepublic acquisition in 2001. As mentioned above, less than three months of operations were reflected in 2000 for International Media as compared to a full year in 2001 thereby resulting in an increase in expenses in 2001. Channel Services expenses were higher due to the need to increase staff and technical consultants to support a larger operation reflecting growth in the sale of licenses during 2001. Additionally, staff had been brought on at the end of 2000 in order to plan for the launch of a CNET Internet site in Europe. However, with the acquisition of ZDNet, these positions became redundant and were eliminated late in the latter part of 2001.

Cost of Revenues

Cost of revenues was $178.1 million and $86.7 million or 62% and 33% of revenues for 2001 and 2000, respectively. The increase in cost of revenues of $91.4 million from 2000 to 2001 was primarily attributable to the acquisitions of ZDNet and mySimon in 2000 and TechRepublic in 2001, representing increases in personnel and personnel related costs for the production and delivery of our Internet services and our print publications. Approximately $8.7 million of integration costs were included in cost of revenues for the year ended December 31, 2001.

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

General and Administrative

General and administrative expenses were $67.3 million and $31.0 million for 2001 and 2000, respectively. General and administrative costs represented 24% and 12% of total revenues for 2001 and 2000, respectively. The increase in general and administrative expenses of $36.3 million related primarily to approximately $32.3 million of integration costs for the year ended December 31, 2001. Approximately $21.3 million of these integration costs resulted from a lease abandonment charge, and the remainder primarily related to costs of the integration of ZDNet and our reduction in workforce.

Depreciation

Total depreciation expense was $24.4 million and $15.4 million for 2001 and 2000, respectively. The increase in depreciation expenses of $9.0 from 2000 to 2001 related primarily to capital additions of $48.3 million and an increase in fixed assets due to acquisitions.

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

Asset Impairment

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

Interest Expense

Interest expense is primarily incurred on our 5% Convertible Subordinated Notes. Interest expense was $15.6 million and $18.0 million for 2001 and 2000, respectively. The decrease related to the early repayment of our TRACES obligations in 2001.

Other Expense

In conjunction with the accelerated repayment of our TRACES obligations in the third quarter of 2001, we recorded a loss of $10.6 million consisting of $9.0 million of early interest payment and a write-off of $1.6 million of capitalized debt issue costs.

Income Taxes

In 2001 and 2000, our loss before income taxes was $2.1 billion and $593.6 million, respectively, against which we recorded a benefit for income taxes of $69.0 million and $109.6 million, respectively.

Effective tax rates for the years ended December 31, 2001 and 2000 were 3.35% and 18.46%, respectively. The income tax benefit recorded in 2001 and 2000 was lower than the statutory rates due to $1.8 billion and $340.4 million, respectively, of impairment of goodwill and nondeductible amortization of goodwill and other intangible assets, for which no tax benefit was recognized. The effective rate for 2001 was also reduced from the 2000 effective rate due to the increase in the valuation allowance. This increase was primarily related to losses on privately held investments for which there was sufficient uncertainty as to whether we would receive a tax benefit in the future.

At December 31, 2001, we had net operating losses of $194.8 million, which will begin to expire in 2011. Approximately $116.0 million was related to federal net operating losses from the ZDNet acquisition, which took place in 2000, and are subject to limitations on their utilization due to the change in ownership. Additional federal net operating losses of $52.1 million were generated in 2001 primarily related to losses on investments. The federal net operating losses generated in 2001 will be used to offset prior years' taxable income. Also included in the $194.8 million of net operating losses were cumulative foreign net operating losses of $26.7 million.

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

Liquidity and Capital Resources

As of December 31, 2002, we had cash and cash equivalents of $47.2 million compared to $93.4 million on December 31, 2001. In addition, on December 31, 2002 we had investments in short-term and long-term marketable debt securities of $79.8 million, as well as restricted cash of $18.1 million compared to $123.5 million in short-term and long-term marketable debt securities and restricted cash of $16.3 million at December 31, 2001. Net cash used in operating activities of $37.5 million for the year ended December 31, 2002 included a net loss of $360.6 million offset by a charge for asset impairment of $290.5 million, losses on sales and impairment of investments of $12.8 million, and depreciation and amortization totaling $60.4 million. Also included in net cash used in operating activities for the year ended December 31, 2002 is a payment of $8.0 million to the landlord of our headquarters in San Francisco. This payment was paid in connection with a lease amendment entered into effective August 1, 2002, whereby the rent on the lease was reduced by an aggregate amount of $45.1 million over the remaining term of the lease in exchange for this $8.0 million payment and the posting of a $2.0 million letter of credit for three years.

Net cash used by operating activities of $27.8 million for the year ended December 31, 2001 included a net loss of $2.0 billion offset by an asset impairment charge of $1.1 billion, losses on sales and impairment of investments of $174.2 million, and depreciation and amortization of $704.9 million. Net cash used in operating activities of $95.7 million in 2000 was primarily due to our net loss of $484.0 million, offset by depreciation and amortization of $371.1 million and losses on the sale or impairment of marketable securities and private investments.

Net cash provided by investing activities in 2002 of $23.6 million was primarily due to $51.4 million of proceeds from the sale of marketable debt securities, net of purchases, offset by a use of $19.0 million for capital expenditures and $8.8 million for acquisitions. Net cash used in investing activities in 2001 was $37.0 million and included capital expenditures of approximately $48.3 million. In addition, we used approximately $20.8 million for acquisitions and investments in privately held companies and had proceeds of $29.1 million from the sale of marketable equity securities. Net cash provided by investing activities in 2000 of $117.4 million was due to proceeds from sales of marketable debt and equity securities of $408.0 million and cash provided from acquisitions of $26.9 million less purchases of marketable debt and equity securities of $191.3 million, investments in privately held companies of $76.5 million, and capital expenditures of $49.7 million.

We expect capital expenditures to be approximately $12.0 million in 2003, of which approximately $2.0 million is anticipated to be spent on the completion of our development of a standardized, global technology platform. In 2002, our capital expenditures totaled $19.0 million with $5.9 million spent on our standardized technology platform project. Our capital expenditures in 2001 were $48.3 million, including $9.0 million spent on our technology platform project.

We made several small strategic acquisitions during 2002. In the second quarter of 2002, we acquired intellectual property and other assets of Upgradebase.com, Inc., a provider of content specifications for memory and memory upgrades, as well as other computer products and peripherals, Vendorbase.com, Inc., a provider of information covering remarketed IT products, and Smartshop.com, Inc., a provider of online comparison shopping infrastructure. In the third quarter of 2002, we acquired intellectual property and certain other assets of NewMediary, which operates an IT white paper directory; WAAG Technologies, a Japanese IT consulting company, and Silicon.com located in the UK, which operates web sites providing industry news, analysis and employment recruitment services targeted toward European IT professionals. The aggregate cash purchase price for these acquisitions was $8.8 million.

Cash used by financing activities in 2002 was $33.0 million. Financing activities in 2002 included the repayment of $59.2 million principal amount of notes for $36.7 million. Debt repayments were offset in part by proceeds of $4.0 million from employee stock plan purchases and the exercise of options. Cash flows provided by financing activities in 2001 of $9.5 million were primarily related to the exercise of options. Cash flows provided by financing activities in 2000 of $74.0 million were primarily related to net proceeds from the issuance of derivative instruments which related to the NBCi TRACES offering in February 2000, proceeds from the exercise of options and warrants and the purchase of treasury stock.

As of December 31, 2002, we had obligations outstanding under notes payable totaling $117.9 million. Notes payable included $113.7 million of 5% Convertible Subordinated Notes, due March 2006. Such obligations were incurred to obtain proceeds for general corporate purchases, to finance acquisitions and marketing expenditures. CNET's obligations with respect to the 5% Convertible Subordinated Notes due 2006 can be found in the indenture for such notes filed as Exhibit 10.40 to CNET's Annual Report on 10-K for the year ended December 31, 1998. As discussed above, during 2002, we paid $36.7 million to repurchase $59.2 million principal amount of our 5% Convertible Subordinated Notes. In addition at December 31, 2002, we had capital lease obligations outstanding of $0.5 million related to the purchase of equipment.

The following summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

     (000s)                                                 LESS THAN                  AFTER
      December 31, 2002                         TOTAL        1 YEAR     1 - 3 YEARS   3 YEARS
                                             ------------  -----------  ------------ ---------
      Long-term debt                        $      117.9  $       0.2  $      114.0 $     3.7
      Non-cancellable operating
       lease obligations                           218.0         24.5          56.8     136.7
      Capital lease obligations                      0.5          0.3           0.2        --
                                             ------------  -----------  ------------ ---------
                                            $      336.4  $      25.0  $      171.0 $   140.4
                                             ============  ===========  ============ =========

The caption Non-cancelable operating lease obligations in the above table not only includes our rent obligations on all our occupied properties, but also includes our liability under our abandoned leases. The operating lease obligations presented above have not been reduced for the difference between the expected cash outflows from our lease obligations and the expected cash inflows from sublease income related to these vacated properties.

We believe that existing funds will be sufficient to meet our anticipated cash needs to cover operating losses and for working capital fluctuations and for capital expenditures for the next 12 months. Management intends to consider using cash to optimize our capital structure, which could include the repurchase, from time to time, of a portion of our outstanding debt securities or equity securities. Any such repurchases or exchanges may be made in the open market, or in privately negotiated transactions or otherwise. Any purchases of common stock in the open market will be conducted in accordance with Rule 10b-18. Depending upon a variety of circumstances, the amount involved may be material. We do not anticipate the need for additional funding in the foreseeable future. However, any acquisitions completed in the future that would require cash funding may affect our liquidity and funding needs. Although we have not presently identified alternate or additional sources of long-term capital, if our cash needs were to change, or if we are unable to generate sufficient cash flow from operations to repay our 5% Convertible Subordinated Notes by 2006 when they are due, we will need to raise additional capital through debt or equity offerings in the public or private markets. Our ability to raise such additional capital will depend on market conditions at that time.

The following items are contingencies, which may affect our liquidity in future periods.

In conjunction with the ZDNet acquisition in 2000, we assumed a guarantee of the obligations of Ziff Davis Media Inc., an unaffiliated company, under a New York City office lease for a total of 399,773 square feet. In connection with that guarantee, we also have a letter of credit for $15.2 million outstanding as a security deposit. As there is no present obligation to make any payments in connection with this guarantee, we have not recorded any liability for this guarantee in our financial statements. This lease expires in 2019. The annual average cost per square foot is approximately thirty dollars over the remaining term of the lease. Through a sublease from Ziff Davis Media Inc., CNET currently occupies 49,140 square feet of the office space covered under this lease. Ziff Davis Media Inc. currently occupies 206,176 square feet of this space. There are two additional subleasees, The Bank of New York and Softbank (a related party), who collectively occupy a total of 144,457 square feet. During the second quarter of 2002, Softbank subleased its 30,885 square feet to The Beanstalk Group. According to an August 12, 2002 Ziff Davis Media Inc. press release, Ziff Davis Media announced that the company had received approval from its bondholders and bank lenders for its out-of-court financial restructuring plan. Some of the details of its restructuring plan can be found at Ziff Davis Media's company website. As of December 31, 2002, the total minimum lease payments remaining until the end of the lease term were $187.5 million, excluding the amounts attributable to our sublease. If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, we would be required to make their lease payments under the guarantee.

In August 1999, the Simon Property Group (SPG) filed a trademark infringement suit in federal district court in Indianapolis against mySimon, Inc., a subsidiary of CNET acquired on February 29, 2000. SPG alleged that the mySimon trademark infringed SPG's "Simon" trademark. On August 31, 2000, following a trial on the subject, the jury found in favor of SPG and awarded damages against mySimon in the amount of $11.5 million in compensatory damages, $5.3 million for corrective advertising, and $10.0 million in punitive damages. On September 25, 2000, the court entered an order establishing an escrow for royalties pending final resolution of the litigation where mySimon pays into escrow 2% of its gross cash receipts each month.

On January 24, 2001, the judge eliminated the $11.5 million compensatory damages award, reduced the $10.0 million punitive damages award to the statutory minimum of $50,000, and offered SPG the opportunity to accept ten dollars (a remittitur) for damages attributable to corrective advertising in exchange for immediate entry of judgment for the entire case in lieu of a re-trial on the subject of corrective advertising. On February 14, 2001, SPG filed its election to seek a retrial on the issue of corrective advertising in lieu of the ten-dollar remittur. The re- trial has been taken off calendar pending a ruling from the court on whether the re-trial should be dismissed. Under Indiana law, the amount of punitive damages is capped at the greater of three times compensatory damages or $50,000. Accordingly, it is not possible to determine the amount of punitive damages, if any, that may be payable until the issue of damages for corrective advertising has been resolved. It is not possible to predict the amount of damages attributable to corrective advertising that could be awarded in a re-trial, however, if the determination is adverse to us, the amounts could be material to our results of operations and financial condition.

On December 7, 2001, mySimon filed a motion for a new trial based on newly discovered evidence it believes SPG should have produced prior to the August 2000 trial. The parties have submitted briefs on this issue and are awaiting the judge's decision. (Also see Item 3 - "Legal Proceedings").

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to bad debts, investments, goodwill and intangible assets, lease abandonment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

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

We recognize revenues from the sale of our interactive messaging and banner advertisements on our online network in the period in which the advertisements are delivered. The arrangements are evidenced either by insertion order or contract that stipulate the types of advertising to be delivered and pricing. Our customers are billed based on a discounted list price with no amounts subject to refund. When recognizing revenues, the discounts granted are applied to each type of advertisement purchased based on the relative fair value of each element.

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

In certain arrangements, we sell interactive messaging, banner advertising, and leads programs to customers as part of a bundled arrangement. For these arrangements, we allocate revenue to each deliverable based on the relative fair value of each deliverable. Revenue is recognized in these arrangements as we deliver on our obligation.

Advertising revenues from our print and custom print publications are recognized in the month that the related publications are sent to subscribers or become available at newsstands. Newsstand revenue from our print publications is recognized when the publications are delivered to the newsstand at which time a reserve is recorded against the value of the publications delivered based on the number of magazines that we expect to be returned. To ensure these reserves are adequate, we review the sell-through history of the publications on a monthly basis.

Revenues for subscriptions to our Internet sites, print publications, product database and procurement services are recognized on a straight-line basis over the term of the subscription. Upon execution of a contract, billing and commencement of the services, we record deferred revenue for the fee charged. This deferred revenue is recognized on a straight-line basis over the period of the arrangement. The amounts under contract are not refundable after the customer has used the service.

We trade advertising on our Internet sites in exchange for advertisements on the Internet sites of other companies, referred to as "barter revenue". These revenues are recognized in the period in which the advertisements are delivered based on the fair market value of the services delivered. We determine the fair market value of the service delivered based upon amounts charged for similar services in non-barter deals within the previous six-month period.

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

Goodwill and intangibles impairment

In July 2001, the FASB issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2002 and specifies criteria for recognizing intangible assets acquired in a business combination. The implementation of SFAS 141 has not had a material impact on our consolidated financial position, liquidity or results of operations. Effective January 1, 2002 under SFAS 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead are to be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. Although the provisions of SFAS 142 were not effective in their entirety until January 1, 2002, the goodwill acquired in business combinations which occurred after June 30, 2001 fell under the condition of SFAS 142 requiring no amortization of goodwill arising from transactions completed after June 30, 2001. Therefore, goodwill arising from any such transactions have not been amortized.

As part of the transition provisions of SFAS 142, we were required to review for impairment all previously recognized intangible assets that have been determined to have indefinite useful lives. For the purposes of the SFAS 142 review, we have identified our reporting units as follows: U.S. Media (excluding Computer Shopper), Computer Shopper, Channel Services, Asia and Europe. We completed this transition impairment testing during the second quarter of 2002. In no instance did the carrying amount of a reporting unit exceed its fair value as of January 1, 2002, and therefore, we determined that there was no impairment resulting from these transitions tests. We performed the transition impairment tests by comparing the carrying amount of each reporting unit's net assets, including goodwill, to the fair value of each reporting unit having goodwill.

We have performed our annual evaluation of goodwill and intangible assets impairment as of August 31, 2002. The fair value of our reporting units was determined using a combination of the income and the market valuation approaches. Other intangible assets were valued using a combination of the income and cost approaches. In the application of the income, market and cost valuation approaches, we were required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates, including as a result of changes in the economy, the business in which we operate, and/or our own relative performance. The results of this annual impairment test indicated the carrying value of goodwill and other intangible assets for the U.S. Media reporting unit exceeded their implied fair values and an impairment charge of $238.8 million for goodwill and of $40.5 million for intangible assets of that reporting unit was recorded in the third quarter of 2002.

Goodwill and intangible assets of a reporting unit are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of its goodwill or intangible assets may not be recoverable. Impairment of reporting unit goodwill is evaluated based on a comparison of the reporting unit's carrying value to the implied fair value of the reporting unit. Conditions that indicate that impairment of goodwill should be evaluated include a sustained decrease in our market value or an adverse change in business climate. On an ongoing basis, we will review goodwill for impairment on at least an annual basis with a valuation date of August 31 having been established as the date on which this annual review will take place.

Lease abandonment

In 2001, we completed an evaluation of our real estate requirements taking into account the workforce reductions that had occurred, the completion of our new facility in San Francisco, and redundant facilities elsewhere within the U.S and internationally. This evaluation resulted in the consolidation or abandonment of several leased facilities. Due to the decline in the commercial real estate markets in these locations, it was expected that the abandoned leased facilities would be vacant for several quarters, and once they were subleased, it would be at rates below current contractual requirements. We recorded a charge related to the abandonment, based on the difference between the expected cash outflows and the expected cash inflows related to these vacated properties. We periodically review such factors as further declines in the commercial real estate markets, our ability to terminate leases, or requirement to abandon additional properties, and based on these reviews, we will adjust our leasehold abandonment reserve, as necessary. The amounts we will ultimately realize could be materially different from the amounts assumed in arriving at our estimate of the costs of the lease abandonment.

Contingencies

We evaluate whether a liability must be recorded for contingencies based on whether a liability is probable and estimable. Our most significant contingencies are related to our ongoing mySimon litigation (as described in Item 3 - "Legal Proceedings") and our lease guarantee for office space in New York City (as described in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations", Liquidity and Capital Resources). If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, we would be required to make additional lease payments under the guarantee. In regards to the ongoing mySimon litigation, it is not possible to predict the amount of damages attributable to corrective advertising that could be awarded in a re-trial; however, if the determination is adverse to us, the amounts could be material to our results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt" wherein the FASB determined that gains and losses from debt extinguishments were to be recorded as extraordinary items. The provisions of SFAS 145 are effective for fiscal years beginning after May 31, 2002, with earlier adoption encouraged. During the second quarter of 2002, CNET adopted SFAS 145 and as such is no longer presenting gain or loss associated with debt extinguishment as an extraordinary item. See Note (1) to the financial statements for the year ended December 31, 2002 in Item 8.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement supercedes Emerging Issues Task Force (EITF) Issue 94- 3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS 146, the FASB has concluded that an entity's commitment to a plan does not necessarily create a present obligation to others that meets the definition of a liability. The provisions of SFAS 146 are effective for exit and disposal activities initiated after December 31, 2002. We do not believe the adoption of SFAS 146 will have a material effect on our operation results or financial position.

In November 2002, the FASB issued a Consensus, which clarified certain issues within EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The Consensus addresses how to allocate the revenue in an arrangement involving multiple deliverables into separate units of accounting consistent with the identified separate earnings processes of each deliverable for revenue recognition purposes. The Issue also addresses how each element in a bundled sales arrangement should be measured and allocated to the separate units of accounting in the arrangement. The Consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2002. We do not expect the implementation of this Consensus to have a material effect on our financial statements.

In November 2002, the FASB issued FASB Interpretation (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an Interpretation of SFAS 5, 57 and 107 and a rescission of FIN 34. The Interpretation expands the disclosure requirements for most guarantees. FIN 45 also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We have expanded our disclosure relating to our lease guarantee accordingly. We have expanded our disclosure relating to its lease guarantee accordingly. We have currently evaluating other aspects of FIN 45 to determine its impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation, regardless of which accounting method is used to account for stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. CNET has adopted the disclosure requirements of SFAS 148.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements". FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 expands disclosure if an enterprise consolidates a variable interest entity, and the Interpretation requires disclosure for those companies that hold significant variable interests in a variable interest entity but are not required to consolidate that interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities obtained after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. Disclosure required by FIN 46 must be included in all financial statements issued after January 31, 2003. We are currently analyzing FIN 46 to determine its impact on our consolidated financial statements.

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

These statements are only predictions. Any or all of our forward-looking statements in this report and in any of our other public statements may turn out to be wrong. They can be effected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, some of which are outlined below under "Risk Factors". Many risk factors mentioned in the discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual events or results may differ materially from the outcomes we predict.

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

RISK FACTORS

OUR ANNUAL REVENUES HAVE DECREASED IN 2002 COMPARED TO THE PAST TWO FISCAL YEARS. THERE CAN BE NO ASSURANCES THAT OUR REVENUES WILL GROW OR THAT THEY WILL NOT CONTINUE TO DECREASE.

Our revenues have decreased in 2002 compared to the past two fiscal years. There can be no assurance that our revenues will grow in the future or that they will not decrease further. Some of the factors that might contribute to decreased revenue or that might impede our revenue growth in the future include:

  continued or worsening weakness in corporate and consumer spending for technology, resulting in a decrease in technology marketing, which is the primary source of our revenues the loss of advertisers and other marketing customers for various reasons loss of advertising and other marketing opportunities to competitors, especially as other media companies increase their offerings of information and shopping services in the fields of technology, computing and the Internet inability to attract customers to our newer businesses
  failure of users to adopt our newer paid offerings such as GameSpot Complete and Upload Paid Services worsening of general economic conditions, as well as economic conditions specific to advertising, the Internet and Internet media disruption of our operations due to technical difficulties, system downtime, Internet brownouts or denial of service or other similar attacks disruption to our operations, employees, partners, customers and facilities caused by international or domestic terrorist attacks or armed conflict

Any decrease in our revenues or any failure to meet our revenue guidance could materially adversely affect our business, operating results and financial condition.

WE HAVE GENERATED SIGNIFICANT LOSSES SINCE INCEPTION AND CANNOT ASSURE YOU THAT WE WILL REPORT POSITIVE NET INCOME IN THE FUTURE. IF OUR REVENUES DO NOT INCREASE, WE MAY NOT BE ABLE TO ADJUST SPENDING IN A TIMELY MANNER TO ACHIEVE NET INCOME.

We have generated an operating loss in six of the past seven years and have generated a net loss in five of the past seven years. For the year ended December 31, 2002, we recognized a net loss of $360.6 million and have an accumulated deficit of $2.5 billion at December 31, 2002. We expect to incur a net loss in fiscal year 2003 and may incur additional losses in the future.

One of the reasons that we have generated losses in the past two years is that we have been unable to adjust spending in a timely manner to compensate for revenue shortfalls. Depending on the nature and timing of capital expenditures and other costs, the expansion of our operations and the introduction of new sites and services, we may continue to be unable to adjust spending in a timely manner to compensate for revenue shortfalls. Any significant shortfall in revenues in relation to planned expenditures could materially reduce our operating results and could adversely affect our financial condition.

COMPETITION IS INTENSE. OUR FAILURE TO COMPETE SUCCESSFULLY COULD ADVERSELY AFFECT OUR PROSPECTS AND FINANCIAL RESULTS.

The market for Internet content and services is intensely competitive and rapidly evolving. It is not difficult to enter this market and current and new competitors can launch new Internet sites at relatively low cost. We derive our revenue primarily from marketing, for which we compete with various media including newspapers, radio, magazines and various Internet sites that offer consumers information similar to that which we provide. Existing online, print, television and radio media companies have expanded their content in the field of technology, computing and consumer electronics. In addition, the number of companies providing online comparison shopping, one of the primary components of our revenues, has increased. We cannot assure you that we will compete successfully with current or future competitors. Moreover, increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our future revenue and profits. If we do not compete successfully for new users and advertisers, our financial results may be materially and adversely affected.

IF WE ENGAGE IN FURTHER WORKFORCE REDUCTIONS, WE WILL INCUR SEVERANCE AND SIMILAR COSTS THAT COULD CAUSE OUR OPERATING RESULTS TO BE LOWER THAN FORECAST IN THE QUARTER IN WHICH THOSE ACTIVITIES OCCUR.

In 2002, we undertook to simplify and streamline our businesses through workforce reductions and business closures that resulted in integration, realignment and severance costs of approximately $12.4 million. If we reduce our workforce or business operations further or take other steps to simplify our business and reduce our operating costs, we could experience additional restructuring and severance costs in amounts that could be material. These costs could cause our operating results for the quarter in which the actions occur to be lower than our forecasted results.

WE CONTINUE TO HAVE LIABILITY UNDER ABANDONED REAL ESTATE LEASES.

In 2001, we performed an evaluation of our domestic and international real estate requirements. This evaluation resulted in the consolidation or abandonment of several leased facilities. In connection with these abandoned leases, we had established an accrual for lease abandonment. The balance for this accrual was $14.7 million at December 31, 2001. An additional $4.6 million was added to the accrual in 2002 when certain assumptions regarding the timing of subleasing were modified and as further consolidation of the U.S. facilities took place. Cash expenditure reductions to this accrual have been $9.5 million. At December 31, 2002, a balance of $9.8 million remained in this accrual. If we are unable to either negotiate reduced payment arrangements or find suitable sublessees, we could experience liabilities under those leases in excess of our remaining accrual. The total undiscounted liability under those leases assuming that the spaces cannot be sublet is approximately $19.6 million.

OUR CONTENT AND SERVICES MAY NOT ACHIEVE CONTINUED ACCEPTANCE, WHICH COULD ADVERSELY AFFECT OUR PROFITABILITY.

Our future success depends upon our ability to deliver original and compelling content and services that attract and retain users. The successful development and production of content and services is subject to numerous uncertainties, including the ability to:

  anticipate and successfully respond to rapidly changing consumer tastes and preferences fund new program development
  attract and retain qualified editors, producers, writers, and technical personnel successfully anticipate the increased acceptance of methods other than personal computers to access the Internet

We cannot assure you that our content and services will be attractive to a sufficient number of users to generate revenues consistent with our estimates or sufficient to sustain operations. In addition, we cannot assure you that we will develop any new content or services in a timely or cost-effective manner. If we are unable to develop content and services that allow us to attract, retain and expand a loyal user base that is attractive to advertisers and sellers of technology products, we will be unable to generate revenue.

OUR PAID SERVICES MAY NOT CONTINUE TO ACHIEVE ACCEPTANCE IN THE MARKETPLACE, WHICH COULD ADVERSELY AFFECT OUR PROSPECTS AND FINANCIAL RESULTS.

We have started to charge users to access certain content and services that have previously been free. GameSpot Complete is one recent example where we charge subscribers a fee to access portions of the GameSpot Internet site. Another example is Upload Paid Services, in which developers of software must pay a fee to list their products on our Download.com site. We cannot offer any assurances that users will continue to pay for content services that have previously been free. In addition, we may not be able to grow this business successfully if we cannot create new products and services that our users will be willing to pay us a fee to receive. Our inability to maintain or grow our paid offerings may adversely affect our financial condition.

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

WE DEPEND ON ADVERTISING AS A PRINCIPAL SOURCE OF OUR REVENUE. OUR FINANCIAL RESULTS WILL BE ADVERSELY AFFECTED IF WE FAIL TO SUSTAIN ADVERTISING REVENUES.

Our revenues are derived in large part from the sale of advertising and other fees, such as lead fees, from sellers of technology products on the Internet. We expect that we will continue to derive a significant portion of our revenue from these services. Most of our advertising contracts are subject to termination by the customer at any time on thirty-days prior written notice. We may have difficulty in obtaining performance from advertisers who have longer-term contracts should they fail to honor their contracts.

A SIGNIFICANT PERCENTAGE OF OUR REVENUE IS DERIVED FROM LEAD FEES GENERATED FROM OUR COMMERCE INTERNET SITES. IF WE ARE UNABLE TO ATTRACT QUALIFIED USERS FOR WHICH MERCHANTS ARE WILLING TO PAY US LEAD FEES, OUR FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED.

We earn fees when users visit the sites of our merchant partners to view products that are listed on our commerce Internet sites. There are currently many other businesses that offer similar services. It is very easy for new businesses to begin operations in this space. In addition, users may prefer to contact merchants directly rather than return to our commerce Internet sites to make future purchases. If we are unable to continue to attract users to our shopping services or to maintain the fees we charge merchants for sending users to their sites, then our financial condition may be adversely affected. Most of our agreements with merchants under which lead fees are earned are terminable by either party on ten to thirty days notice.

WE DEPEND ON, AND RECEIVE, A SIGNIFICANT PERCENTAGE OF OUR REVENUE FROM A RELATIVELY SMALL NUMBER OF LARGE ADVERTISERS. ONE CUSTOMER ACCOUNTED FOR 12% OF OUR REVENUE IN 2002.

A relatively small number of advertisers contribute a significant percentage of our revenue. Our top one hundred advertisers contributed approximately 75% of our U.S. revenue in 2002. These advertising clients may not continue to use our services to the same extent, or at all, in the future. Gateway, Inc. accounted for 12% of our revenue in 2002, and there can be no assurances that we will either maintain this relationship with Gateway or successfully develop replacement relationships with other advertisers in the event that Gateway does not remain a customer. A significant reduction in advertising by one or more of our largest advertisers could have a material adverse effect on our financial performance and condition.

OUR ADVERTISING AND OTHER OPERATING REVENUES MAY BE SUBJECT TO FLUCTUATIONS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUES AND OPERATING RESULTS.

We believe that advertising sales on the Internet, as well as in traditional media fluctuate significantly with economic cycles and during any calendar year, with spending being weighted towards the end of the year. Advertising expenditures represent the largest single component of our revenue. Fluctuations in advertising expenditures generally, or with respect to Internet-based advertising specifically, could have a material adverse effect on our business, prospects and financial condition. We may also experience fluctuations during the calendar year in connection with our lead-based shopping services, which are weighted towards the end of the year and which may reflect trends in the retail industry.

INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD ADVERSELY AFFECT OUR ABILITY TO OPERATE.

Our success depends to a large extent on the continued services of our senior management team. Our success is also dependent on our ability to identify, attract, retain and motivate other highly skilled officers, key employees and personnel in a very competitive job environment. We do not have employment agreements with any of our executive officers and do not maintain "key person" life insurance policies on any of our officers or other employees.

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

We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with any transaction intended to expand our business or that this type of transaction will be profitable.

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

We have wholly-owned operations in England, France, Germany, Switzerland, Singapore, Japan and Australia. In addition, we have an international presence through joint ventures in China and Korea. We also have license arrangements in various other countries throughout the world.

There are certain risks inherent in doing business in international markets, such as the following:

  weak economic conditions in foreign markets, especially in the technology sector uncertainty of product acceptance by different cultures
  unforeseen changes in regulatory requirements
  difficulties in staffing and managing multinational operations currency exchange-rate fluctuations
  difficulties in finding appropriate foreign licensees or joint venture partners potential adverse tax consequences

There is a risk that such factors will have an adverse effect on our ability to successfully operate internationally and on our profits and liquidity.

CHANGES IN REGULATIONS COULD ADVERSELY AFFECT THE WAY THAT WE OPERATE.

It is possible that new laws and regulations in the U.S. and elsewhere will be adopted covering issues affecting our business, including:

  privacy
  copyrights, trademarks and domain names
  obscene or indecent communications
  pricing, characteristics and quality of Internet products and services the ability of children to access our services
  taxation of Internet usage and transactions

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

WE MAY BE SUBJECT TO SYSTEM DISRUPTIONS, WHICH COULD ADVERSELY AFFECT OUR REVENUES.

Our ability to attract and maintain relationships with users, advertisers, merchants and strategic partners will depend on the satisfactory performance, reliability and availability of our Internet channels and network infrastructure. Our Internet advertising revenues relate directly to the number of advertisements and other marketing opportunities delivered to our users. System interruptions or delays that result in the unavailability of Internet channels or slower response times for users would reduce the number of advertisements and sales leads delivered to such users and reduce the attractiveness of our Internet channels to users, strategic partners and advertisers or reduce the number of impressions delivered and thereby reduce revenue. On two occasions in 2002, we were obligated to suspend operation of significant portions of our sites as a result of moving our data centers. We will continue to suffer future interruptions from time to time whether due to natural disasters, telecommunications failures, other system failures, maintenance, viruses, hacking or other events. System interruptions or slower response times could have a material adverse effect on our revenues and financial condition.

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

OUR BUSINESS INVOLVES RISKS OF LIABILITY CLAIMS FOR INTERNET AND PRINT CONTENT OR TECHNOLOGY, WHICH COULD RESULT IN SIGNIFICANT COSTS.

As a publisher and a distributor of content through the Internet and print publications, we may face potential liability for:

  defamation
  negligence
  copyright, patent or trademark infringement
  other claims based on the nature and content of the materials published or distributed

These types of claims have been brought, sometimes successfully, against online services and publishers of print publications. In addition, we could be exposed to liability in connection with material indexed or offered on our Internet sites or for information collected from and about our users. For example, our Download.com directory includes listings for file-sharing software that may be subject to challenge under copyright laws. Although we do not believe that our listing of any such software should expose us to liability, it is possible that such a claim may be successfully brought.

There has been a recent increase in the granting and attempted enforcement of business process patents that cover practices that may be widely employed in the Internet industry. If we are found to violate any such patent, and we are unable to enter into a license agreement on reasonable terms, our ability to offer services could be materially and adversely affected. We cannot assure you that third parties or users will not bring claims against us relating to proprietary rights or use of personal information. We do not have insurance for patent infringement.

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

OUR FINANCIAL CONDITION MAY BE IMPACTED BY CERTAIN CONTINGENCIES.

As further described in Item 3 - "Legal Proceedings", we are a party to a trademark infringement suit filed against mySimon, Inc., a subsidiary of CNET. There is a possibility that we may be liable for damages as a result of this lawsuit; however, the extent of potential damages is unknown. While we believe that our losses will be covered by insurance, our results of operations and financial condition may be materially and adversely impacted by a loss or an adverse settlement. In addition, in conjunction with the ZDNet acquisition, we assumed guarantee of the obligations of Ziff Davis Media Inc. under a New York City office lease for a total of 399,773 square feet. In connection with that guarantee, we also have a letter of credit for $15.2 million outstanding as a security deposit. This lease expires in 2019. The average cost per square foot is approximately thirty dollars over the remaining term of the lease. We currently occupy 49,140 square feet of the office space covered under this lease. Ziff Davis Media Inc. currently occupies 206,176 square feet of this space. There are two additional sublessees, The Bank of New York and Softbank, who collectively occupy a total of 144,457 square feet. As of December 31, 2002, the total minimum lease payments remaining until the end of the lease term were $187.5 million, excluding the amounts attributable to our sublease. If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, we would be required to make additional lease payments under the guarantee, which would adversely impact our results of operations and financial condition.

OUR DEBT OBLIGATIONS EXPOSE US TO RISKS THAT COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

At December 31, 2002 we had approximately $113.7 million outstanding of 5% Convertible Subordinated Notes due 2006. We may incur substantial additional debt in the future. The level of our indebtedness, among other things, could:

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

If we experience a decline in revenues due to any of the factors described in this Risk Factors section or otherwise, we could have difficulty paying interest and principal amounts due on our indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under our other indebtedness. Any default under our indebtedness could have a material adverse effect on our financial condition. If we do not achieve and sustain positive net income, we could have difficulty repaying or refinancing our outstanding debt.

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

WE HAVE A SUBSTANTIAL NUMBER OF SHARES OF COMMON STOCK THAT MAY BE SOLD, WHICH COULD AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

We have a substantial number of shares of common stock subject to stock options, and our notes may be converted into shares of our common stock. In addition, as of December 31, 2002, we have over 260 million shares of authorized but unissued shares of our common stock that are available for future sale. As of December 31, 2002, we also had 11,059,153 options available to grant under our employee stock option plans. We cannot predict the effect, if any, that future sales of shares of our common stock, or the availability of shares of our common stock for future sale, will have on the market price of our common stock. In addition, Softbank, which owns approximately 5.5% of our outstanding common stock, has a right, pursuant to registration rights granted under the stockholder agreement, to require us to register for public sale our common stock owned by Softbank. Sales of substantial amounts of our common stock, including shares issued in connection with acquisitions, upon the exercise of stock options or warrants or the conversion of debt securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

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

OWNERSHIP OF OUR COMMON STOCK WILL BE CONCENTRATED IN A SMALL GROUP OF STOCKHOLDERS WHOSE INTERESTS MAY DIFFER FROM THOSE OF OTHER STOCKHOLDERS.

Forty-three percent of our outstanding common stock is held by seven stockholders. Shelby W. Bonnie, our chairman and chief executive officer, holds 9.4% of our outstanding common stock. The concentration of ownership of our common stock may delay, prevent or deter a change in control, could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of CNET or its assets and may adversely affect the market price of our common stock. Also, these stockholders can exert significant control over actions requiring the approval of a majority of the voting stock, including amendments to our charter. Commercial and other transactions between us, on the one hand, and the directors, officers and major stockholders of CNET and their affiliates, on the other, create potential for, or could result in, conflicting interests.

CHANGES TO ACCOUNTING RULES REGARDING GOODWILL COULD MAKE OUR REPORTED RESULTS LESS PREDICTABLE.

In July 2001, the Financial Accounting Standards Board changed accounting rules regarding the accounting for goodwill. Changes to these rules may have a significant impact on our reported financial results. The new FASB standards relating to accounting for goodwill could make our acquisition-related charges less predictable in any given reporting period. Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets", establishes a new standard for accounting for goodwill acquired in a business combination. It continues to require recognition of goodwill as an asset but does not permit amortization of goodwill as was required by Accounting Principles Board Opinion No. 17, "Intangible Assets". Under the new statement, goodwill is separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. The change from an amortization approach to an impairment approach will apply to previously recorded goodwill, as well as goodwill arising from acquisitions completed after the application of the new standard. Upon adoption of SFAS 142, our goodwill amortization charges ceased.

As part of the transition provisions of SFAS 142, we were required to review for impairment all previously recognized intangible assets that have been determined to have indefinite useful lives. In no instance did the carrying amount of a reporting unit exceed its fair value as of January 1, 2002, and therefore, we determined that there was no impairment resulting from these transitions tests. We performed our annual goodwill and intangible asset impairment test as of August 31, 2002. The fair value of our reporting units was determined using a combination of the income and the market valuation approaches. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. The results of this annual impairment test indicated the carrying value of goodwill for the U.S. Media reporting unit exceeded their implied fair values, and an impairment charge of $238.8 million for goodwill was recorded in 2002. In the application of these valuation approaches, we were required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates, including as a result of changes in the economy, the business in which we operate, and/or own relative performance. It is possible that we will incur less frequent, but larger, impairment charges related to the goodwill already recorded as well as any goodwill arising out of future acquisitions. Accordingly, our future earnings may be subject to significant volatility, particularly on a period-to-period basis.

POTENTIAL CHANGES TO ACCOUNTING RULES REGARDING STOCK-BASED COMPENSATION COULD ADVERSELY IMPACT OUR REPORTED RESULTS.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation", which is an amendment of SFAS 123, "Accounting for Stock-Based Compensation". SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This pronouncement, as well as, the FASB's commitment to bring about convergence of accounting standards with the International Accounting Standards Board, which is currently proposing new standards on stock-based payments, could indicate a movement by the FASB to make current voluntary reporting mandatory. Since we currently report stock-based compensation using the intrinsic-value method, should the FASB require companies to expense stock-based compensation based on fair-value measurements rather than allow voluntary reporting, this potential change could increase our future losses or reduce our future earnings..

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes and changes in the market values of our investments.

INTEREST RATE RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers that, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

INVESTMENT RISK

We have invested in equity instruments of privately held, information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method, as we do not have the ability to exert significant influence over the investee or their operations. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on investments when events and circumstances indicate that such assets might be impaired.

FOREIGN CURRENCY RISK

Certain forecasted transactions and assets are exposed to foreign currency risk. Because we have operations overseas, the revenues and expenses associated with those operations are exposed to foreign currency risk. Any weakening of the U.S. dollar against the currencies in which those operations are conducted results in a decrease in our recorded revenues and an increase in our expenses. We monitor our foreign currency exposures regularly to assess our risk and to determine if we should hedge our currency positions.

Item 8. Financial Statements and Supplementary Data

Independent Auditors' Report

The Board of Directors and Stockholders
CNET Networks, Inc.

We have audited the accompanying consolidated balance sheets of CNET Networks, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CNET Networks, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, effective July 1, 2001, CNET Networks, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. The remaining provisions of SFAS No. 142 were adopted effective January 1, 2002.

/s/ KPMG LLP

San Francisco, California
January 29, 2003

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(000s, except per share data)

                                                              December 31,
                                                        ------------------------
                                                           2002         2001
                                                        -----------  -----------
                        ASSETS
Current assets:
  Cash and cash equivalents........................... $    47,199  $    93,439
  Investments in marketable debt securities...........      14,239       46,760
  Accounts receivable, net ...........................      56,064       56,495
  Other current assets................................      16,789       29,472
                                                        -----------  -----------
   Total current assets...............................     134,291      226,166

  Restricted cash.......................................    18,067       16,270
  Investments in marketable debt securities...........      65,602       76,777
  Property and equipment, net.........................      62,893       79,043
  Other assets........................................      21,406       41,036
  Intangible assets, net................................    15,886       96,135
  Goodwill, net.......................................      59,150      279,353
                                                        -----------  -----------
   Total assets....................................... $   377,295  $   814,780
                                                        ===========  ===========
        LIABILITIES AND  STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................... $     6,572  $     7,324
  Accrued liabilities.................................      62,833       80,224
  Current portion of long-term debt...................         220           77
                                                        -----------  -----------
     Total current liabilities........................      69,625       87,625

Non-current liabilites
  Long-term debt......................................     117,738      176,457
  Other liabilities...................................       3,875        7,199
                                                        -----------  -----------
     Total liabilities................................     191,238      271,281
Stockholders' equity:
  Common stock; $0.0001 par value; 400,000,000 shares
    authorized; 139,251,879 and 138,300,625 shares
    issued and outstanding in 2002 and 2001,
    respectively......................................          14           14
  Notes receivable from stockholders....................      (397)        (563)
  Deferred stock compensation.........................          --         (481)
  Additional paid-in-capital..........................   2,698,980    2,695,443
  Accumulated other comprehensive income..............     (13,811)     (12,789)
  Treasury stock, at cost.............................     (30,428)     (30,409)
  Retained deficit....................................  (2,468,301)  (2,107,716)
                                                        -----------  -----------
     Total stockholders' equity.......................     186,057      543,499
                                                        -----------  -----------
        Total liabilities and stockholders' equity.... $   377,295  $   814,780
                                                        ===========  ===========

See accompanying notes to consolidated financial statements.

CNET NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000s, except share and per share data)

                                                 Year Ended December 31,
                                            ----------------------------------------
                                                2002          2001          2000
                                            ------------  ------------  ------------
Revenues:
Internet.................................. $    183,313  $    241,199  $    254,570
Publishing..................................     53,644        44,606         9,449
                                            ------------  ------------  ------------
     Total revenues.........................    236,957       285,805       264,019

Operating expenses:
  Cost of revenues........................      146,697       178,085        86,700
   Sales and marketing....................       76,080       129,542       107,321
   General and administrative.............       44,585        67,284        31,008
   Depreciation...........................       25,749        24,417        15,442
   Amortization of goodwill and
     intangible assets....................       34,655       678,602       340,406
   Asset impairment and disposals...........    290,505     1,075,000            --
                                            ------------  ------------  ------------
    Total operating expenses..............      618,271     2,152,930       580,877
                                            ------------  ------------  ------------
    Operating loss........................     (381,314)   (1,867,125)     (316,858)
Non-operating income (expense):
   Realized gain on sale of investments.....      2,881         9,547       134,911
   Realized loss on sale of investments.....       (123)       (8,553)      (13,610)
   Realized loss on impairment of
     public investments.....................       (154)      (26,866)     (393,425)
   Realized loss on impairment of
     privately held investments...........      (15,395)     (148,389)       (5,659)
   Interest income........................        4,920        11,924        20,364
   Interest expense.........................    (10,289)      (15,615)      (17,981)
   Other..................................       18,596       (13,418)       (1,321)
                                            ------------  ------------  ------------
    Total non-operating income (expense)..          436      (191,370)     (276,721)
                                            ------------  ------------  ------------
    Loss before income taxes..............     (380,878)   (2,058,495)     (593,579)
     Income tax benefit...................      (20,293)      (69,007)     (109,599)
                                            ------------  ------------  ------------
    Net loss.............................. $   (360,585) $ (1,989,488) $   (483,980)
                                            ============  ============  ============
Basic and diluted net loss per share...... $      (2.60) $     (14.52) $      (5.18)
                                            ============  ============  ============
Shares used in calculating basic
  and diluted per share data..............  138,850,094   137,062,987    93,460,649
                                            ============  ============  ============

See accompanying notes to consolidated financial statements.

CNET NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(000s, except share and per share data)

                                                          Notes                            Accumulated
                                      Common Stock      Receivable  Deferred   Additional     Other       Treasury Stock                       Total
                                   --------------------    from       Stock      Paid-In   Comprehensive---------------------   Retained    Stockholders'
                                      Shares    Amount  StockholderCompensation  Capital   Income(Loss)    Shares     Amount    Deficit        Equity
                                   ------------ ------- ---------- ----------- ----------- ------------ ------------ -------- ------------  ------------
Balances as of  December 31, 1999.  73,922,620 $     7 $       -- $        --     218,670 $    121,409           -- $     -- $    365,752  $    705,838
Exercise of stock options
 and warrants.....................   2,730,919      --         --          --      20,267           --           --       --           --        20,267
Employee stock purchase plan......     160,511      --         --          --        2464           --           --       --           --         2,464
Other comprehensive income,
 net of tax.......................          --      --         --          --          --      (83,537)          --       --           --       (83,537)
Deferred compensation.............          --      --         --        (508)         --           --           --       --           --          (508)
Issuance of common stock for
 acquisitions.....................  58,345,793       7         --          --   2,402,119           --           --       --           --     2,402,126
Purchase of treasury stock........          --      --         --          --          --           --   (1,064,000) (30,364)          --       (30,364)
Notes issued to stockholders.......         --      --     (1,038)         --          --           --           --       --           --        (1,038)
Tax benefits from exercises of
 stock options....................          --      --         --          --      21,505           --           --       --           --        21,505
Net loss..........................          --      --         --          --          --           --           --       --     (483,980)     (483,980)
                                   ------------ ------- ---------- ----------- ----------- ------------ ------------ -------- ------------  ------------
Balances as of December 31, 2000.. 135,159,843      14     (1,038)       (508)  2,665,025       37,872   (1,064,000) (30,364)    (118,228)    2,552,773
Exercise of stock options
 and warrants.....................   1,960,818      --         --          --      13,095           --           --       --           --        13,095
Employee stock purchase plan......     300,240      --         --          --       2,074           --           --       --           --         2,074
Other comprehensive loss,
 net of tax.......................          --      --         --          --          --      (50,661)          --       --           --       (50,661)
Deferred compensation from
 acquisition.......................         --      --         --        (126)         --           --           --       --           --          (126)
Deferred compensation
 amortization.....................          --      --         --         153          --           --           --       --           --           153
Issuance of common stock
 to discharge a liability..........    106,383      --         --          --       1,100           --           --       --           --         1,100
Issuance of common stock in
 relation to acquisitions.........     773,341      --         --          --       7,868           --           --       --           --         7,868
Purchase of treasury stock........          --      --         --          --          --           --      (38,579)     (45)          --           (45)
Repayment of stockholders' notes...         --      --        475          --          --           --           --       --           --           475
Tax benefits from exercises of
 stock options....................          --      --         --          --       6,281           --           --       --           --         6,281
Net loss..........................          --      --         --          --          --           --           --       --   (1,989,488)   (1,989,488)
                                   ------------ ------- ---------- ----------- ----------- ------------ ------------ -------- ------------  ------------
Balances as of December 31, 2001.. 138,300,625      14       (563)       (481)  2,695,443      (12,789)  (1,102,579) (30,409)  (2,107,716)      543,499
Exercise of stock options.........     426,532      --         --          --       3,148           --           --       --           --         3,148
Employee stock purchase plan......     524,722      --         --          --         866           --           --       --           --           866
Other comprehensive loss,
 net of tax.......................          --      --         --          --          --       (1,022)          --       --           --        (1,022)
Deferred compensation amortization,
 net of forfeitures...............          --      --         --         481        (477)          --           --       --           --             4
Repayment of stockholders' notes...         --      --        149          --          --           --           --       --           --           149
Shares received in discharge of
 stockholders' notes..............          --      --         17          --          --           --       (4,585)     (19)          --            (2)
Net loss..........................          --      --         --          --          --           --           --       --     (360,585)     (360,585)
                                   ------------ ------- ---------- ----------- ----------- ------------ ------------ -------- ------------  ------------
Balances as of December 31, 2002.. 139,251,879 $    14 $     (397)$        --   2,698,980 $    (13,811)  (1,107,164)$(30,428)$ (2,468,301) $    186,057
                                   ============ ======= ========== =========== =========== ============ ============ ======== ============  ============

See accompanying notes to consolidated financial statements.

CNET NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000s, except per share data)

                                                           Year Ended December 31,
                                                      ------------------------------------
                                                         2002         2001         2000
                                                      -----------  -----------  ----------
Cash flows from operating activities:
  Net loss.......................................... $  (360,585) $(1,989,488) $ (483,980)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization...................      60,404      704,883     371,089
    Asset impairment and disposals..................     290,505    1,075,000          --
    Deferred taxes....................................    18,235      (48,130)   (187,388)
    Noncash interest................................       1,237        3,210       1,855
    Loss (gain) on debt retirement....................   (21,551)      10,609          --
    Allowance for doubtful accounts.................       3,004          901      (7,727)
    Services exchanged for cost method
     investments....................................          --       (4,697)    (19,559)
    (Gain) loss on sale and impairment of
     marketable securities and privately held
     investments....................................      12,791      174,261     277,783
    Loss on fixed assets due to lease abandonment.....        --        8,108          --
    Changes in operating assets and
     liabilities, net of acquisitions:
      Accounts receivable...........................      (1,576)      41,574     (16,147)
      Other assets..................................     (13,785)      28,240     (57,663)
      Accounts payable..............................      (1,816)     (12,462)     (4,485)
      Accrued liabilities...........................     (22,197)     (17,695)      5,011
      Other long term liabilities...................        (733)       3,487       2,990
      Benefit from exercises of stock options.......          --        6,281      21,505
      Foreign currency translation gain (loss)......      (1,412)     (11,852)      1,038
                                                      -----------  -----------  ----------

        Net cash used in operating activities.......     (37,479)     (27,770)    (95,678)
                                                      -----------  -----------  ----------
Cash flows from investing activities:
  Purchase of marketable debt securities............    (151,362)    (106,066)   (180,816)
  Purchase of marketable equity securities..........          --           --     (10,516)
  Proceeds from sale of marketable debt
    securities......................................     199,307      109,161     222,641
  Proceeds from sale of marketable equity
    securities......................................         451       29,066     185,408
  Proceeds from (investments in)
    privately held companies........................       3,000      (10,015)    (76,462)
  Net cash paid for acquisitions....................      (8,781)     (10,834)     26,881
  Capital expenditures..............................     (18,966)     (48,298)    (49,722)
                                                      -----------  -----------  ----------
        Net cash provided by (used in)
          investing activities......................      23,649      (36,986)    117,414
                                                      -----------  -----------  ----------
Cash flows from financing activities:
  Net proceeds from issuance of derivative
   instruments......................................          --           --      81,631
  Payments received on stockholders' notes............       149          475          --
  Net proceeds from employee stock purchase plan....         864        2,030       2,464
  Purchase of treasury stock........................          --           --     (30,364)
  Net proceeds from exercise of options
   and warrants.....................................       3,148       13,095      20,267
  Principal payments on borrowings
   and retirement of debt...........................     (37,170)      (6,081)         --
                                                      -----------  -----------  ----------
        Net cash provided by (used in)
          financing activities......................     (33,009)       9,519      73,998
                                                      -----------  -----------  ----------
Net increase in cash and cash equivalents...........     (46,839)     (55,237)     95,734
Effect of exchange rate changes on cash
 and cash equivalents.................................       599         (121)

Cash and cash equivalents at beginning of period....      93,439      148,797      53,063
                                                      -----------  -----------  ----------
Cash and cash equivalents at end of period.......... $    47,199  $    93,439  $  148,797
                                                      ===========  ===========  ==========
Supplemental disclosure of cash flow
 information:
  Interest paid..................................... $     9,361  $    26,337  $   14,325
  Taxes paid (refunded)............................. $   (31,697) $            $   83,348
Supplemental disclosure of noncash
 transactions:
  Issuance of common stock to
   discharge of a liability......................... $        --  $     1,100  $       --
  Issuance of common stock for
   acquisitions..................................... $        --  $     7,742  $2,402,126
  Capital lease obligations incurred to
   purchase equipment............................... $        --  $       623  $       --

See accompanying notes to consolidated financial statements.

CNET NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

CNET Networks, Inc. (CNET) was incorporated in the state of Delaware in December 1992 and is a global media company producing a branded global Internet network, print publications and a technology product database for both businesses and individuals.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CNET Networks Inc. and its majority owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

For operations in countries where the functional currency is other than the U.S. dollar, revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of CNET's cash and cash equivalents, marketable debt and equity securities, accounts receivable and accounts payable approximate their respective fair values. The carrying value of CNET's 5% Convertible Subordinated Notes is deemed to be their fair value since it is impracticable to estimate a fair value as there is no comparable debt available on the market. Although there were several repurchases of these notes during the last half of 2002, due to the variation in price at which the buy-backs were accomplished, CNET does not believe that the average price of these repurchases is indicative of the current fair value.

CASH AND CASH EQUIVALENTS

CNET invests its excess cash in debt instruments of the U.S. Government and its agencies and in high-quality corporate issuers. All highly liquid instruments with maturities of three months or less at the date of purchase are considered cash equivalents.

RESTRICTED CASH

The restricted cash balance primarily relates to certain deposits in escrow held as collateral for letters of credit relating to security deposits on leased properties.

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

CNET has invested in equity instruments of privately held, information technology companies for business and strategic purposes. The carrying value of these investments, which amounted to $11.7 million and $32.0 million at December 31, 2002 and 2001, respectively, are included in other assets in the non-current section of the balance sheet. These investments are accounted for under the cost method, as CNET does not have the ability to exert significant influence over the investee or their operations and is not required to provide any future funding to these companies. For these non-quoted investments, impairment is assessed routinely based, where possible, on the pricing of new rounds of financing for the individual company, cash resources, liquidity, and other subjective factors such as CNET's estimate of the strength of the underlying business and assets including technology and intangibles. If an impairment is believed to have occurred based on CNET's assessment of these factors, the investment is further evaluated. If it appears that there are no funding options for a company, and CNET's evaluation of their available cash resources results in a determination that they will not be able to sustain liquidity for a reasonable period of time, then the investment is fully impaired. If CNET's assessment determines that a privately held investment has sufficient liquidity, but that current rounds of financing for comparable companies are at amounts significantly less than in the past, the investment will be impaired to reflect current market conditions. However, the extent of any impairment is evaluated in conjunction with CNET's view of the subjective factors discussed above.

CNET recorded impairment losses on marketable equity securities of $154,000, $26.9 million and $393.4 million and on privately held investments of $15.4 million, $148.4 million and $5.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. CNET recognized realized gains on sales of investments of $2.9 million, $9.5 million and $134.9 million in the years ended December 31, 2002, 2001 and 2000, respectively, and recognized realized losses on sales of investments of $123,000, $8.6 million and $13.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

CONCENTRATION OF CREDIT RISK

Financial instruments potentially subjecting CNET to concentrations of credit risk consist primarily of cash, cash equivalents, investments and trade accounts receivable. CNET invests excess cash in low risk, liquid instruments. CNET's investments in marketable debt securities are generally investment grade securities. CNET's investments in privately held companies are concentrated in the information technology sector and as such are subject to fluctuations in fair value based on technology market factors. The majority of CNET's accounts receivable are derived from domestic sales to companies in the information technology sector. CNET closely monitors its outstanding receivable balances on an ongoing basis.

Revenues from one U.S. Media customer, Gateway Inc., approximated 12% of total revenues for the year ended December 31, 2002. Of these revenues from this one customer, approximately 69% were generated from the creation of custom print publications in U.S. Media. Approximately 12% of CNET's accounts receivable balance at December 31, 2002 related to Gateway Inc.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The principal estimated useful lives are: buildings, 40 years; furniture and equipment, 3 to 7 years, website development costs, 5 years; and computer equipment and software, 3 years. Property and equipment recorded under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or their estimated useful lives.

GOODWILL AND INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. The implementation of SFAS 141 has not had a material impact on CNET's consolidated financial position, liquidity or results of operations.

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

Had the provisions of SFAS 142 been effective in 2001 and 2000, CNET's adjusted net loss and net loss per share would have been as follows:

(000's, except per share data)

                                           December 31,
                              -----------------------------------
                                  2002        2001        2000
                                ---------  -----------  ---------

Reported net loss              $(360,585) $(1,989,488) $(483,980)
Goodwill amortization                 --      626,711    329,609
                                ---------  -----------  ---------
  Adjusted net loss            $(360,585) $(1,362,777) $(154,371)
                                =========  ===========  =========

Basic and diluted loss per
  share - as reported          $   (2.60) $    (14.52) $   (5.18)
                                =========  ===========  =========
Basic and diluted loss per
  share - as adjusted          $   (2.60) $     (9.94) $   (1.65)
                                =========  ===========  =========

Goodwill and intangible assets of a reporting unit are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of its goodwill or intangible assets may not be recoverable. Impairment of reporting unit goodwill is evaluated based on a comparison of the reporting unit's carrying value to the implied fair value of that reporting unit. Conditions that indicate that impairment of goodwill should be evaluated include a sustained decrease in CNET's market value or an adverse change in business climate. (See Note 4.)

INCOME TAXES

CNET accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment dates.

REVENUE RECOGNITION AND COLLECTIBILITY OF RELATED RECEIVABLE

CNET recognizes revenues once the following criteria are met:

  Persuasive evidence of an arrangement exists
  Delivery of CNET's obligation to its customer has occurred
  The price to be charged to the buyer is fixed or determinable
  Collectibility of the fees to be charged is reasonably assured

CNET has several revenue streams. For each revenue stream, evidence of the arrangement, delivery and pricing may be different. For all revenue streams, CNET determines that collectibility is reasonably assured through a standardized credit review to determine each customer's credit worthiness.

CNET recognizes revenues from the sale of its interactive messaging and banner advertisements on its online network in the period in which the advertisements are delivered. The arrangements are evidenced either by insertion order or contract that stipulate the types of advertising to be delivered and pricing. CNET's customers are billed based on a discounted list price with no amounts subject to refund. When recognizing revenues, the discounts granted are applied to each type of advertisement purchased based on the relative fair value of each element.

CNET refers to the fees charged to merchants based on the number of users who click on an advertisement or text link to visit websites of CNET's merchant partners as "leads". For leads, the arrangement is evidenced by a contract that stipulates the lead fee. The fee becomes fixed and determinable upon delivery of the lead. These revenues are recognized in the period in which the leads are delivered to the merchant, and are not subject to refund.

In certain arrangements, CNET sells interactive messaging, banner advertising, and leads programs to customers as part of a bundled arrangement. For these arrangements, CNET allocates revenue to each deliverable based on the relative fair value of each deliverable. Revenue is recognized in these arrangements as CNET delivers on its obligation.

Advertising revenues from CNET's print and custom print publications are recognized in the month that the related publications are sent to subscribers or become available at newsstands. Newsstand revenue from print publications is recognized when the publications are delivered to the newsstand at which time a reserve is recorded against the value of the publications delivered based on the number of magazines that CNET expects to be returned. To ensure these reserves are adequate, CNET reviews the sell-through history of the publications on a monthly basis.

Revenues for subscriptions to CNET's Internet sites, print publications, product database and procurement services are recognized on a straight-line basis over the term of the subscription. Upon execution of a contract, billing and commencement of the services, CNET records deferred revenue for the fee charged. This deferred revenue is recognized on a straight-line basis over the period of the arrangement. The amounts under contract are not refundable after the customer has used the service.

CNET trades advertising on its Internet sites in exchange for advertisements on the Internet sites of other companies, referred to as "barter revenue". These revenues are recognized in the period in which the advertisements are delivered based on the fair market value of the services delivered. CNET determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter deals within the previous six-month period. Barter revenues were approximately $11.6 million, $18.4 million and $16.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

In prior years, a portion of CNET's revenues was received in the form of securities of its customers. Revenues in the form of securities of CNET's customers amounted to $4.7 million and $19.6 million for the years ended December 31, 2001 and 2000, respectively. There were no such revenues in 2002.

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

CNET applies APB Opinion No. 25 in accounting for the its stock-based compensation plans and, accordingly, no compensation cost has been recognized for the plans in the financial statements because options are granted at the current market price. Had CNET determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, CNET's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                            Year Ended December 31,
                                        (000s, except per share data)
                                       ----------------------------------
                                          2002         2001       2000
                                       -----------  ----------  ---------
Net loss
  As reported                         $  (360,585) $(1,989,488) $(483,980)
  Fair value based method
    compensation expense                  (36,735)     (53,920)   (60,482)
                                       -----------  -----------  ---------
  Proforma                            $  (397,320) $(2,043,408) $(544,462)
                                       ===========  ===========  =========
Basic and diluted net loss per share
  As reported                         $     (2.60) $    (14.52) $   (5.18)
  Proforma                            $     (2.86) $    (14.91) $   (5.83)

The effects of applying SFAS 123 in this pro forma disclosure is not indicative of the effects on reported results for future years. SFAS No. 123 does not apply to awards prior to 1995.

The weighted-average fair value of options granted in 2002, 2001, and 2000, was $2.71, $5.72 and $16.27, respectively.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001, and 2000: no dividend yield, expected volatility of 105%, 99% and 96%, respectively, risk-free interest rate of 3.86%, 4.42% and 6%, respectively, and an expected life of five years for all years.

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. Such costs are included in selling and marketing expense and totaled approximately $17.6 million, $37.6 million and $65.8 million during the years ended December 31, 2002, 2001 and 2000, respectively.

BENEFIT PLANS

In 1996, CNET adopted a 401(k) Profit Sharing Plan (the 401 (k) Plan) that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all of CNET's employees, who may contribute up to 25% of their annual compensation, subject to a limitation of $11,000 in 2002. Employees vest immediately in their contributions and earnings thereon. The plan allows for company matching contributions which amount to 50% of the employee's contribution, up to 4%. Employees vest in CNET's contributions at 50% after one year of service and 100% after two years of service. For the years ended December 31, 2002, 2001 and 2000, CNET made matching contributions of $1.2 million, $1.4 million and $459,000 respectively.

IMPAIRMENT OF LONG-LIVED ASSETS AND IDENTIFIABLE INTANGIBLES

In 2002, CNET adopted SFAS 144, "Accounting for the Impairment of Long- Lived Assets" which establishes an accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. Adoption of SFAS 144 has not had a material effect on CNET's financial position or results of operations.

CNET reviews its long-lived assets if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted (and without interest charges) future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In 2002, a charge of approximately $11.2 was taken reflecting the excess of carrying value over the proceeds from disposals of fixed assets (primarily fixed assets disposed of due to the migration to a new technology platform).

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of outstanding shares of common stock and diluted net income (loss) per share is computed using the weighted average number of outstanding shares of common stock and common stock equivalents during the period, to the extent that such common stock equivalents are not anti-dilutive. Common stock equivalents that are anti-dilutive are excluded from the computation of diluted net income (loss) per share.

WEB SITE DEVELOPMENT COSTS

The Emerging Issues Task Force (EITF) Issue No. 00-2, "Accounting for Web Site Development Costs" requires that costs incurred during the development of web site applications and infrastructure involving developing software to operate the web site, including graphics that effect the "look and feel" of the web page and all costs relating to software used to operate a web site should be accounted for under Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to FASB Statement No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". In 2001, CNET commenced the development of a standard delivery platform for its Internet network, including our international sites. CNET believes this will help create a better product for users, a better marketing platform for advertisers and will result in internal cost and delivery efficiencies. Costs of approximately $14.9 million to date have been capitalized pursuant to SOP 98-1, including $5.9 million in 2002.

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

In the last half of 2002, CNET repurchased $59.2 million principal amount of its 5% Convertible Subordinated Notes for $36.7 million. In connection with this repurchase, CNET recorded a gain (net of the write-off of $0.9 million of related capitalized debt issuance costs) of $21.6 million in other nonoperating income. In conjunction with the accelerated repayment of CNET's TRACES obligations in the third quarter of 2001, CNET recorded a loss of $10.6 million consisting of $9.0 million of early repayment interest penalty and a write-off of $1.6 million of capitalized debt issue costs. As CNET implemented SFAS 145 in the second quarter of 2002, the implementation resulted in a reclassification of the previously reported extraordinary item. In the year ended December 31, 2001 before reclassification of the extraordinary item to current year presentation, CNET's other expense was $2.8 million, net income before taxes and extraordinary loss was $2.0 billion and tax benefit was $64.7 million.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement supercedes Emerging Issues Task Force (EITF) Issue 94- 3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS 146, the FASB has concluded that an entity's commitment to a plan does not necessarily create a present obligation to others that meets the definition of a liability. The provisions of SFAS 146 are effective for exit and disposal activities initiated after December 31, 2002. CNET does not believe the adoption of SFAS 146 will have a material effect on CNET's results of operations or financial position.

In November 2002, the FASB issued a Consensus, which clarified certain issues within EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The Consensus addresses how to allocate the revenue in an arrangement involving multiple deliverables into separate units of accounting consistent with the identified separate earnings processes of each deliverable for revenue recognition purposes. The Issue also addresses how each element in a bundled sales arrangement should be measured and allocated to the separate units of accounting in the arrangement. The Consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2002. CNET does not expect the implementation of this Consensus to have a material effect on our financial statements.

In November 2002, the FASB issued FASB Interpretation (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of SFAS 5, 57 and 107. The Interpretation expands the disclosure requirements for most guarantees. FIN 45 also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. CNET has expanded its disclosure relating to its lease guarantee accordingly. CNET is currently evaluating other aspects of FIN 45 to determine its impact on CNET's consolidated financial statements.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation, regardless of which accounting method is used to account for stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. CNET has adopted the disclosure requirements of SFAS 148.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements". FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 expands disclosure if an enterprise consolidates a variable interest entity, and the Interpretation requires disclosure for those companies that hold significant variable interests in a variable interest entity but are not required to consolidate that interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities obtained after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. Disclosure required by FIN 46 must be included in all financial statements issued after January 31, 2003. CNET is currently analyzing FIN 46 to determine its impact on CNET's consolidated financial statements.
(2) BALANCE SHEET COMPONENTS

                                                December 31
                                                  (000s)
                                          ------------------------
                                             2002         2001
                                          -----------  -----------

Cash and Cash Equivalents:
 Commercial paper....................... $     5,002  $    30,668
 U. S. government agencies................        --        6,002
 Money market mutual funds..............      25,144       29,474
 Cash...................................      17,053       27,295
                                          -----------  -----------
Cash and cash equivalents................$    47,199  $    93,439
                                          ===========  ===========
Accounts receivable:
  Accounts receivable....................$    75,403  $    79,368
  Allowance for doubtful accounts.........   (19,339)     (22,873)
                                          -----------  -----------
Accounts receivable, net.................$    56,064  $    56,495
                                          ===========  ===========
Property and equipment:
 Land................................... $       493  $       570
 Buildings..............................       7,325        7,481
 Computer equipment.....................      37,493       60,059
 Production equipment...................       3,564        3,843
 Office equipment, furniture & fixtures.       7,611       12,007
 Software...............................      24,166       16,319
 Leasehold improvements.................      24,338       34,706
 Assets in progress.....................       4,465       10,207
                                          -----------  -----------
                                             109,455      145,192
 Less accumulated depreciation
    and amortization....................     (46,562)     (66,149)
                                          -----------  -----------
Property and equipment, net..............$    62,893  $    79,043
                                          ===========  ===========
Accrued liabilities:
 Compensation and related benefits...... $    13,878  $    18,773
 Lease abandonment........................     6,282        7,748
 Marketing and advertising..............       1,265        4,053
 Deferred revenue.......................      11,435       17,926
 Tax-related liabilities..................    10,714        9,239
 Other..................................      19,259       22,485
                                          -----------  -----------
Accrued liabilities......................$    62,833  $    80,224
                                          ===========  ===========

(3) ACQUISITIONS

2002 Acquisitions

CNET made several small acquisitions during 2002. In the second quarter of 2002, CNET acquired intellectual property and other assets of Upgradebase.com, Inc., a provider of content specifications for memory and memory upgrades, as well as other computer products and peripherals, Vendorbase.com, Inc., a provider of information covering remarketed IT products, and Smartshop.com, Inc., a provider of online comparison shopping infrastructure. In the third quarter of 2002, CNET acquired intellectual property and certain other assets of NewMediary, which operates an IT white paper directory; WAAG Technologies, a Japanese IT consulting company, and Silicon.com located in the UK, which operates web sites providing industry news, analysis and employment recruitment services targeted toward European IT professionals. Additionally, in October 2002, CNET exchanged its original minority ownership interest in a Korean company that is the licensee and operator of CNET's ZDNet brand and online content in Korea for a 63.0% interest in the newly restructured company, CNET Networks Korea Co, Ltd. These acquisitions have been reflected in the balance sheet at December 31, 2002. The statement of operations of CNET for the year ended December 31, 2002 includes the results of operations of these businesses since the dates of their respective acquisitions.

These acquisitions were accounted for by the purchase method of accounting. The aggregate purchase price of $9.8 million for these transactions, consisting of $8.8 million in cash and $1.0 million in notes payable, has been allocated, on a preliminary basis, to tangible and intangible assets based on estimates of their respective fair values. As of December 31, 2002, the aggregate purchase price has been allocated as $8.6 million to goodwill, $1.3 million to intangible assets, $2.7 million to other assets, and $2.8 million to assumed liabilities. In accordance with the provisions of SFAS 142, goodwill arising from these transactions has not been amortized. The weighted average life of the intangibles acquired from these transactions is three years.

2001 Acquisitions

On July 1, 2001, CNET acquired TechRepublic, Inc. (TechRepublic) from Gartner, Inc. The total purchase price was $21.6 million. CNET paid approximately $10.8 million in cash and issued 773,341 shares common stock valued at approximately $7.8 million in exchange for all outstanding shares of TechRepublic stock. Acquisition costs were approximately $3.0 million. The number of shares of common stock exchanged was based on the average closing price of CNET stock for ten consecutive trading days ending on the second trading day immediately prior to the closing.

The transaction was accounted for using the purchase method of accounting. The total purchase price of $21.6 million was allocated as follows: intangible assets of approximately $7.0 million, goodwill of $13.9 million, other assets of $7.6 million primarily consisting of accounts receivable of $2.0 million and fixed assets of $4.7 million, and liabilities of $6.9 million.

Although the provisions of SFAS 142 were not effective in their entirety until January 1, 2002, the goodwill acquired in this purchase fell under the condition of SFAS 142 requiring no amortization of goodwill arising from a transaction completed after June 30, 2001. Therefore, goodwill arising from this transaction has not been amortized.

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

(4) MARKETABLE DEBT SECURITIES

The following is a summary of available-for-sale marketable debt investments:

(000s)
                                              December 31, 2002
                           ----------------------------------------------------
                                       Gross      Gross               Estimated
                                     Unrealized Unrealized Interest     Fair
                             Cost      Gains     Losses    Receivable   Value
                           --------  ---------  ---------  ---------  ---------
Short term investments
  Corporate obligations   $  7,630  $      12  $      (8) $      89  $   7,723
  Government agencies        6,483         22         --         11      6,516
                           --------  ---------  ---------  ---------  ---------
                            14,113         34         (8)       100     14,239
                           --------  ---------  ---------  ---------  ---------
Long term investments
  Corporate obligations     29,314        322         (1)       391     30,026
  Government agencies       35,075        263         --        238     35,576
                           --------  ---------  ---------  ---------  ---------
                            64,389        585         (1)       629     65,602
                           --------  ---------  ---------  ---------  ---------
                          $ 78,502  $     619  $      (9) $     729  $  79,841
                           ========  =========  =========  =========  =========

                                              December 31, 2001
                           ----------------------------------------------------
                                       Gross      Gross               Estimated
                                     Unrealized Unrealized Interest     Fair
                             Cost      Gains     Losses    Receivable   Value
                           --------  ---------  ---------  ---------  ---------
Short term investments
  Corporate obligations   $ 15,495  $      48  $      --  $     231  $  15,774
  Commercial paper          10,952         --         (3)        --     10,949
  Government agencies       19,976         --         (4)        65     20,037
                           --------  ---------  ---------  ---------  ---------
                            46,423         48         (7)       296     46,760
                           --------  ---------  ---------  ---------  ---------
Long term investments
  Corporate obligations     43,700        323        (42)       836     44,817
  Government agencies       31,962          9       (134)       123     31,960
                           --------  ---------  ---------  ---------  ---------
                            75,662        332       (176)       959     76,777
                           --------  ---------  ---------  ---------  ---------
                          $122,085  $     380  $    (183) $   1,255  $ 123,537
                           ========  =========  =========  =========  =========

The contractual maturities of CNET's short term investments at December 31, 2002 were one year or less while CNET's long term investments had contractual maturities between one and three years. Expected maturities may differ from contractual maturities because issuers of the securities have the right to prepay or call obligations without prepayment penalties.

(5) GOODWILL AND INTANGIBLE ASSETS

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

CNET performed its annual goodwill and intangible assets impairment test as of August 31, 2002. The fair value of CNET's reporting units was determined using a combination of the income and the market valuation approaches. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Under the market approach, the value of the reporting unit is based on an analysis that compares the value of the reporting unit to values of publicly traded companies in similar lines of business. Other intangible assets were valued using a combination of the income approach and cost approaches. Under the cost approach, fair value is based on an estimate of the current costs to replace the asset with an asset of similar utility. In the application of the income, market and cost valuation approaches, CNET was required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates, including as a result of changes in the economy, the business in which we operate, and/or own relative performance.

The results of this annual impairment test indicated the carrying value of goodwill and other intangible assets for the U.S. Media reporting unit exceeded their implied fair values, and an impairment charge of $238.8 million for goodwill and of $40.5 million for intangible assets of that reporting unit was recorded in the third quarter of 2002. Additionally, a charge of approximately $11.2 was taken reflecting the excess of carrying value over the proceeds from disposals of fixed assets, resulting in a total asset impairment and disposal charge of $290.5 million.

The impairment of goodwill and intangible assets from the annual impairment test resulted in a write-off of the net book value as follows:

(000's)
                                       U.S. Media
                                       -----------
 Goodwill                             $   238,766
 Content                                   16,729
 Registered Users                          14,629
 Subscriptions                              3,737
 Developed technology                       2,142
 Other                                      3,304
                                       -----------
                                      $   279,307
                                       ===========

The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

(000's)
                                     December 31, 2002
                         ------------------------------------
                      Gross Carrying Accumulated  Net Carrying
                           Amount    Amortization   Amount
                         ----------  -----------  -----------

Amortized intangible assets:
 Tradename/trademarks   $   29,616  $   (17,502) $    12,114
 Registered Users            2,100       (1,254)         846
 Subscriptions               4,086       (2,463)       1,623
 Developed technology        2,016         (713)       1,303
                         ----------  -----------  -----------
     Total              $   37,818  $   (21,932) $    15,886
                         ==========  ===========  ===========

                                     December 31, 2001
                         ------------------------------------
                      Gross Carrying Accumulated  Net Carrying
                           Amount    Amortization   Amount
                         ----------  -----------  -----------

Amortized intangible assets:
 Content                $   44,201  $   (17,459) $    26,742
 Registered Use             42,719      (16,323)      26,396
 Tradename/trad             28,525      (10,956)      17,569
 Subscriptions              15,138       (5,920)       9,218
 Workforce in place         12,158       (6,080)       6,078
 Developed technology        9,222       (3,743)       5,479
 Other                       7,648       (2,995)       4,653
                         ----------  -----------  -----------
     Total              $  159,611  $   (63,476) $    96,135
                         ==========  ===========  ===========

Intangibles that are subject to amortization are amortized on a straight-line basis over three years, except for certain trademarks that are amortized over ten years. In conjunction with the valuation of intangible assets as of August 31, 2002, CNET determined that the useful lives of certain acquired trademarks should be extended to a ten-year life. The change in the estimated depreciable life of tradenames had the effect of reducing amortization of intangible assets and decreasing net loss by $2.4 million, or $0.02 per share, for the year ended December 31, 2002. Estimated future amortization expense related to other intangible assets at December 31, 2002 is as follows:

                           (000's)

                                   2003      $   5,459
                                   2004          2,132
                                   2005          1,833
                                   2006          1,486
                                   2007          1,302
                           Thereafter            3,674
                                              ---------
                                             $  15,886
                                              =========

The following table sets forth the changes in goodwill by reporting unit for the year ended December 31, 2002:

(000's)                                     U.S.    Computer Channel
                                  Total     Media   Shopper Services    Asia   Europe
                                --------- --------- ------- --------- -------- --------
Balance as of December 31, 2001$ 279,353 $ 255,162 $19,020 $   4,047 $  1,124 $     --
Reclassifications                  7,078     6,439     639        --       --       --
                                --------- --------- ------- --------- -------- --------
Balance as of January 1, 2002    286,431   261,601  19,659     4,047    1,124       --
Acquisitions and other            11,485     6,977      --     1,162    1,706    1,640
Goodwill impairment             (238,766) (238,766)     --        --       --       --
                                --------- --------- ------- --------- -------- --------
Balance as of December 31, 2002$  59,150 $  29,812 $19,659 $   5,209 $  2,830 $  1,640
                                ========= ========= ======= ========= ======== ========

Prior to the adoption of SFAS 142, CNET periodically assessed the carrying amounts of its long-lived assets, identifiable intangibles and goodwill to determine if there had been an event or change in circumstances that would indicate that the carrying amounts of these assets may not be recoverable. In 2001, the decline in CNET's stock price once trading reopened after the events of September 11th, the continued decline in market values of businesses in the media industry and the continued further decline in the overall markets indicated that the carrying amounts of these assets may not be recoverable. CNET evaluated whether an impairment had occurred by comparing the carrying value of its long-lived assets, including goodwill, to undiscounted (and without interest charges) future cash flows. CNET measured the impairment charge by comparing the carrying value of the assets to their fair value. This analysis was performed at the enterprise-wide level due to the lack of available cash flow information associated with the individual intangible assets. The analysis indicated that an impairment charge of $1.1 billion needed to be recorded, and as such, this charge was reflected in the results of operations for the year ended December 31, 2001.

(6) DEBT

Below is a summary of CNET's debt:

                                             December 31,
                                               (000s)
                                       ----------------------
                                          2002        2001
                                       -----------  ---------

5% Convertible Subordinated Notes     $   113,724  $ 172,915
Other obligations                           4,234      3,619
                                       -----------  ---------
                                          117,958    176,534
Less current maturities                      (220)       (77)
                                       -----------  ---------
                                      $   117,738  $ 176,457
                                       ===========  =========

As a result of the ZDNet acquisition on October 17, 2000, CNET assumed $614,000 of notes payable. These notes remained outstanding after a tender offer by Ziff-Davis of its 8 1/2% Senior Subordinated Notes due 2008 with interest payable semiannually on May 1 and November 1.

As a result of the acquisition on July 27, 1999 of CNET Channel Services, S.A. (formerly known as GDT), CNET assumed a 5% mortgage loan for the building owned by CNET Channel Services, S.A. with a principal balance of $700,000 as of December 31, 2000. The term of the loan is 36 years. On April 24, 2000, CNET Channel Services, S.A., acquired more property that CNET funded with additional 5% mortgage loans of $2.4 million over a 20-year term. At December 31, 2002, CNET's obligation under these loans was $3.5 million.

On March 8, 1999, CNET completed a private placement with gross proceeds of $172.9 million of 5% Convertible Subordinated Notes, due 2006 (the Notes) The Notes are convertible into CNET's common stock after June 7, 1999 at a conversion price of $37.41 per share, subject to certain conditions, at the option of the note holder. CNET's obligations with respect to the 5% Convertible Subordinated Notes can be found in the indenture for such notes filed as Exhibit 10.40 to CNET's Annual Report on 10-K for the year ended December 31, 1998. During 2002, CNET paid $36.7 million to repurchase $59.2 million principal amount of the 5% Convertible Subordinated Notes, resulting in a gain of $21.6 million, net of the write-off of related capitalized debt issuance costs of $0.9 million. At December 31, 2002, a total of $113.7 million of the Notes remained outstanding.

The aggregate annual principal payments for the notes and loans payable outstanding as of December 31, 2002, are summarized as follows:

        YEAR ENDING DECEMBER 31,         (000s)
-------------------------------------  -----------
                              2003    $       220
                              2004             74
                              2005             87
                              2006        113,811
                              2007             86
                      Thereafter            3,680
                                       -----------
                                      $   117,958
                                       ===========

(7) INCOME TAXES

The benefit from income taxes is as follows:

                                        Year Ended December 31,
                                               (000s)
                                 ----------------------------------
                                    2002        2001        2000
                                 ----------  ----------  ----------
Current:
Federal                         $  (39,066) $  (15,577) $   66,043
State and foreign                      538      (5,300)     11,746
                                 ----------  ----------  ----------
Total current                      (38,528)    (20,877)     77,789
                                 ----------  ----------  ----------
Deferred:
Federal                             16,892     (47,145)   (163,096)
State and foreign                    1,343        (985)    (24,292)
                                 ----------  ----------  ----------
Total deferred                      18,235     (48,130)   (187,388)
                                 ----------  ----------  ----------
                                $  (20,293) $  (69,007) $ (109,599)
                                 ==========  ==========  ==========

CNET's reconciliation of the expected statutory federal income tax rate of 35% to the actual tax rate is presented in the following schedule:

                                        Year Ended December 31
                                 ----------------------------------
                                    2002        2001        2000
                                 ----------  ----------  ----------
Income tax expense
  at statutory rate                  35.00%     35.00%     35.00%
Non deductible goodwill
  amortization and impairment       (30.51)%    (32.13)%    (18.57)%
Permanent differences                (0.10)%     (0.01)%     (0.11)%
State tax                             5.93%      5.99%      5.86%
State rate change                    (0.41)%      0.01%     (0.89)%
Other                                 0.73%      0.79%      0.07%
Valuation allowance                  (5.31)%     (6.30)%     (2.90)%
                                 ----------  ----------  ----------
Effective tax rate                    5.33%      3.35%     18.46%
                                 ==========  ==========  ==========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets/(liabilities) are presented below:

                                        Year Ended December 31,
                                               (000s)
                                 ----------------------------------
                                    2002        2001        2000
                                 ----------  ----------  ----------
Net operating loss carryforward $   60,081  $   70,404  $   40,474
Properties and intangibles          76,525      59,302      14,232
Reserves and accruals (current)      7,618      10,263      (2,302)
(Unrealized gain) deferred loss
  from investments available
  for sale                          55,611      57,923      36,981
Gain on sale of marketable
  equity securities                     --          --     (41,637)
State taxes                            194         175      14,304
Stock based compensation                --          --      (5,515)
Other                                  111         110         627
                                 ----------  ----------  ----------
                                   200,140     198,177      57,164
Less valuation allowance          (200,140)   (179,942)    (50,077)
                                 ----------  ----------  ----------
                                $       --  $   18,235  $    7,087
                                 ==========  ==========  ==========

The net change in the valuation allowance for the years ended
December 31, 2002 and 2001 was an increase of $20.2 million and $129.9 million, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Income tax expense has been recorded based on an estimated effective tax rate for the year ended December 31, 2002.  The estimated effective tax rate has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty.  Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided.

Approximately $31.7 million of recoverable taxes were refunded to CNET in 2002.
This refund in part related to the utilization of net operating losses that were recorded as current deferred tax assets as of December 31, 2001.  Additionally, an income tax benefit of $20.3 million was recorded in 2002 primarily due to the realization of deferred tax assets in 2002, which were considered not to be recoverable at December 31, 2001.

At December 31, 2002, CNET had net operating losses of $165.3 million.  A total of $24.6 million of these losses generated in 2002 will be carried back to previous tax years.  Of the remaining losses, approximately $107.0 million are related to federal net operating losses from the ZDNet acquisition, which took place in 2000.  These losses are subject to limitations on their utilization due to the change in ownership and will begin to expire in 2011.  Operating losses generated in 2002 were primarily related to amortization of intangible assets and losses from operations.  Cumulative foreign net operating losses are approximately $45.9 million.

(8) STOCKHOLDERS' EQUITY

ISSUANCE OF COMMON STOCK

CNET issued common stock pursuant to acquisitions of 773,341 shares and
58,345,793 shares in 2001 and 2000, respectively.  No such shares were issued in 2002.

STOCK OPTION PLAN

In 1994, the Board of Directors adopted the CNET Stock Option Plan, which was subsequently amended and restated, (the 1994 Plan) pursuant to which CNET's Board of Directors may grant stock options to officers and key employees. The 1994 Plan authorizes grants of options to purchase up to 11,000,000 shares of common stock. At December 31, 2002, 1,974,355 options were outstanding under the 1994 Plan. In 1997, the Board of Directors adopted the CNET 1997 Stock Option
Plan (the 1997 Plan).  The 1997 Plan authorizes grants of options to purchase up to 12,400,000
shares of common stock.   At December 31, 2002, 5,012,911 options were outstanding under the 1997
Plan.  In 2000, CNET's Board of Directors adopted the CNET 2000 Stock Incentive Plan (the 2000
Plan), which authorizes the grant of options to purchase up to 5,000,000 shares of common stock.  At
December 31, 2002, 1,092,538 options were outstanding under the 2000 Plan.  In 2001, CNET's Board of
Directors adopted the 2001 CNET Network, Inc. Stock Incentive Plan, which authorizes the grant of up to 7,500,000 shares of common stock.  At December 31, 2002, 6,494,580 options were outstanding under the 2001 Plan.  Each of the 1994, 1997 and 2000 Plans was approved by the stockholders of CNET. In addition, CNET assumed in 2000 the mySimon 1998 Amended and Restated Stock Plan, the Apollo
Solutions, Inc. 2000 Stock Option Plan, the Ziff-Davis 1998 Incentive Compensation Plan, and in 2001
the TechRepublic, Inc. 1999 Stock Option Plan in connection with its acquisitions of mySimon, Apollo
Solutions, Ziff-Davis and TechRepublic.  Stock options for the 1994, 1997, 2000 and 2001 Plans are granted with an exercise price equal to the fair market value at the date of grant. All stock options have 10-year terms and generally vest and become fully exercisable four years from the date of grant.

A summary of the status of CNET's stock option plans as of December 31, 2002,
2001 and 2000, and changes during each of the years then ended is as follows:

                                                  Weighted
                                      Number      Average
                                        Of        Exercise
                                      Shares       Prices
                                   ------------  ----------
 Balance as of December 31, 1999    11,465,512  $    17.33
  Granted                           22,741,669       21.60
  Exercised                         (2,731,398)       7.31
  Canceled                          (1,343,550)      23.44
                                   ------------
 Balance as of December 31, 2000    30,132,233       20.86
  Granted                           13,793,636        7.54
  Exercised                         (1,960,818)       7.07
  Canceled                          (9,842,386)      23.18
                                   ------------
 Balance as of December 31, 2001    32,122,665       15.27
  Granted                            1,533,620        2.71
  Exercised                           (393,086)       7.66
  Canceled                         (16,371,573)      20.49
                                   ------------
 Balance as of December 31, 2002    16,891,626  $     9.25
                                   ============  ==========

As of December 31, 2002, 2001, and 2000, the number of
options exercisable was 9,208,599, 13,499,284 and 12,537,710, respectively, and the weighted average exercise price of those options was $10.89, $18.06 and $17.83, respectively. As of December 31,
2002, there were 11,060,360 additional shares available for grant under the plans.

The following table summarizes information about stock options outstanding as of
December 31, 2002:

                            Options Outstanding          Options Exercisable
                   ----------------------------------  ---------------------
                                Weighted
                     Number      Average    Weighted     Number      Weighted
                   Outstanding  Remaining    Average   Exercisable   Average
    Range of          As of     Contractual Exercise      As of      Exercise
  Exercise Prices   12/31/02      Life        Price     12/31/02      Price
  ---------------  -----------  ---------   ---------  -----------   -------
$  0.57  $  0.60        7,304        2.9  $     0.60        7,304  $   0.60
$  0.90  $  1.18      470,000        9.6  $     0.99       17,042  $   1.18
$  1.75  $  2.30      260,242        7.7  $     2.04      174,573  $   2.06
$  2.73  $  4.08    5,554,027        8.5  $     3.38    1,717,670  $   3.41
$  4.30  $  6.10    1,675,385        4.3  $     5.48    1,525,837  $   5.52
$  6.49  $  9.63    2,522,316        6.1  $     7.71    2,084,475  $   7.47
$  9.94  $ 14.63    4,078,938        7.9  $    11.11    1,925,914  $  11.23
$ 14.98  $ 22.13    1,233,607        6.5  $    18.64      894,519  $  18.47
$ 23.13  $ 34.63      689,341        6.9  $    26.64      516,723  $  26.92
$ 35.40  $ 52.36      146,783        3.0  $    42.92      138,921  $  42.69
$ 53.11  $ 68.97      253,683        6.4  $    58.60      205,621  $  58.32
                   -----------                         -----------
$  0.57  $ 68.97   16,891,626        7.3  $     9.25    9,208,599  $  10.89
                   ===========                         ===========

Under an option exchange program, a total of 8,690,250
options were surrendered and cancelled effective July 27, 2002.  On January 28, 2003, 3,251,155 options were regranted at an exercise price of $2.535 under the terms of this option exchange program.  See Note 9.

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

                                                  Year Ended December 31,
                                               (000s except share and per share data)
                                             ---------------------------------------
                                                 2002         2001          2000
                                             ------------  -----------  ------------
Basic and Diluted Earnings Per Share

Loss available to common stockholders       $   (360,585)  $(1,989,488)  $   (483,980)
                                             ============   ===========   ============

Weighted average shares - basic and diluted  138,850,094   137,062,987     93,460,649
                                             ============  ============   ============

Basic and diluted loss per common share     $      (2.60) $     (14.52)  $      (5.18)
                                             ============  ============   ============

Basic and diluted net loss per share for the year ended
December 31, 2002 does not include the effect of approximately 946,283 common shares related to options with an average exercise price of $3.36 and approximately 8,280 shares of unvested restricted stock with an average exercise price of $1.22, and approximately 3,040,242 common shares related to the 5% Convertible Subordinated Notes offering with an average exercise price of $37.41 because their effect is anti-dilutive. Basic and diluted net loss per share for the year ended
December 31, 2001 does not include the effect of approximately 2,405,972 common shares related to options with an average exercise price of $6.97, approximately 189,336 shares of unvested restricted stock with an average exercise price of $1.22, and approximately 4,622,624 common shares related to the 5% Convertible Subordinated Notes offering with an average exercise price of $37.41 because their effect is anti-dilutive.

Basic and diluted net loss per share for the year ended December 31, 2000 does not include the effect of approximately 6,545,111 common shares related to options with an average exercise price of $16.79, approximately 544,628 shares of unvested restricted stock with an average exercise price of $1.21, and approximately 4,622,624 common shares related to the 5% Convertible
Subordinated Notes offering with an average exercise price of $37.41 because their effect is anti-
dilutive.

At the annual meeting of stockholders on June 12, 2002, CNET's stockholders approved the amendment of CNET's stock option plans to permit the exchange of options having a strike price in excess of $12.00 for a lesser number of new options to be granted at least six months and one day from cancellation of the surrendered options.  The offer to participate in the exchange expired on July 26, 2002.  All surrendered options were cancelled as of July 27, 2002.  A total of 8,690,250 options were surrendered.  On January 28, 2003, 3,251,155 options were regranted at an exercise price of $2.535.  For those employees on leave of absence as of January 28, 2003, their potential regrants, which total 16,857 options if issued, will be effective on the date of their return to work at an exercise price to be set on the fifth of the month following their return.

(10) COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss) for the years ended December 31, 2002, 2001, 2000 are as follows:

                                                           December 31,
                                                             (000s)
                                             ---------------------------------------
                                                 2002         2001          2000
                                             ------------  -----------  ------------
Unrealized holding gain (loss) from:
 Marketable equity securities               $        264  $   (64,682) $   (297,742)
 Marketable debt securities                          376           --            25
 Debt obligations                                     --           --        97,344
Deferred tax asset related to
  unrealized holding (gains) losses                 (250)      25,873       117,874
                                             ------------  -----------  ------------
                                                     390      (38,809)      (82,499)
Foreign currency translation gain (loss)          (1,412)     (11,852)       (1,038)
                                             ------------  -----------  ------------
                                            $     (1,022) $   (50,661) $    (83,537)
                                             ============  ===========  ============

The components of other comprehensive income were:

                                                  Year Ended December 31,
                                                             (000s)
                                             ---------------------------------------
                                                 2002         2001          2000
                                             ------------  -----------  ------------
Net loss                                    $   (360,585) $(1,989,488) $   (483,980)
                                             ============  ===========  ============
Other comprehensive income:
 Unrealized holding gains arising
  during the period, net of tax             $        946  $    13,416  $      8,772
 Unrealized holding losses arising
  during the period, net of tax                     (556)     (52,225)      (91,271)
 Foreign currency translation gain (loss)         (1,412)     (11,852)       (1,038)
                                             ------------  -----------  ------------
  Comprehensive loss                        $   (361,607) $(2,040,149) $   (567,517)
                                             ============  ===========  ============

(11) COMMITMENTS AND CONTINGENCIES

CNET has several non-cancelable operating leases primarily for general office facilities and equipment that expire over the next 17 years.  Future minimum lease payments under these leases are as follows:

                                  Operating
                                    Leases
  YEAR ENDING DECEMBER 31,          (000s)
--------------------------------  ----------
                            2003 $   24,495
                            2004     23,144
                            2005     19,196
                            2006     14,460
                            2007     13,806
                    Thereafter      122,872
                                  ----------
  Total minimum lease payments   $  217,973
                                  ==========

Minimum payments have not been reduced by minimum sublease
rentals of $5.5 million due through August 2005 under noncancelable subleases.  Sublease income from operating leases was $2.1 million for the year ended December 31, 2002, of which $1.9 million related to subleases for abandoned properties, and therefore was taken to the lease abandonment accrual.  Rental expense from operating leases totaled $27.7 million (of which $7.9 million had previously been provided for in the lease abandonment accrual), $15.6 million and $8.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.  Effective August 1, 2002, the lease for CNET's headquarters in San Francisco was amended whereby the rent on the lease was reduced by an aggregate amount of $45.1 million over the remaining term of the lease in exchange for an $8.0 million payment and the posting of a $2.0 million letter of credit for three years.  The $8.0 million payment has been recorded as prepaid rent and is being recognized into lease expense over the remaining lease term.

CNET had $981,000 and $623,000 of computer equipment under capital leases at
December 31, 2002 and 2001, respectively.  Total accumulated amortization on these assets was
$447,000 and $94,000 at December 31,2002 and 2001, respectively.  Depreciation expense applicable to these capitalized leases was $377,000 and $94,000 for the years ended December 31, 2002 and 2001.
CNET did not have any capital leases in 2000.  At December 31, 2002, the current portion of the future payments under these leases of $330,000 is included in accrued liabilities, and the long-term portion of $213,000 is included in other non-current liabilities.  Future minimum lease payments under these leases are as follows:

                                   Capital
                                    Leases
  YEAR ENDING DECEMBER 31,          (000s)
--------------------------------  ----------
                       2003      $      330
                       2004             213
                                  ----------
 Total minimum lease payments    $      543
                                  ==========

In 2001, CNET performed an evaluation of its domestic and
international real estate requirements.  This evaluation resulted in the consolidation or abandonment of several leased facilities.  In connection with these abandoned leases, CNET established an accrual for lease abandonment.  The balance for this accrual was $14.7 million at
December 31, 2001.  An additional $4.6 million was added to the accrual in 2002 through general and administrative expenses, when certain assumptions regarding the timing of subleasing were modified and as further consolidation of the U.S. facilities took place.  Cash expenditure reductions to this accrual in 2002 have been $9.5 million.  During 2002, early terminations were negotiated for leases on five abandoned properties.  The termination payments totaled $2.6 million, and are included in cash expenditure reductions for 2002.  At December 31, 2002, a balance of $9.8 million remained in this accrual.

In conjunction with the ZDNet acquisition in 2000, CNET assumed a guarantee of the obligations of Ziff Davis Media Inc., an unaffiliated company, under a New York City office lease for a total of 399,773 square feet.  In connection with that guarantee, we also have a letter of credit for $15.2 million outstanding as a security deposit.  This letter of credit is collateralized by a deposit in escrow, which is included in restricted cash.  As there is no present obligation to make any payments in connection with this guarantee, CNET has not recorded any liability for this guarantee in its financial statements.  This lease expires in 2019. The annual average cost per square foot is approximately thirty dollars over the remaining term of the lease.
Through a sublease from Ziff Davis Media Inc., CNET currently occupies 49,140 square feet of the office space covered under this lease.  Ziff Davis Media Inc. currently occupies 206,176 square feet of this space.  There are two additional subleasees, The Bank of New York and Softbank (a related party), who collectively occupy a total of 144,457 square feet.  During the second quarter of 2002,
Softbank subleased its 30,885 square feet to The Beanstalk Group.  According to an August 12, 2002
Ziff Davis Media Inc. press release, Ziff Davis Media announced that the company had received approval from its bondholders and bank lenders for its out-of-court financial restructuring plan.
Some of the details of its restructuring plan can be found at Ziff Davis Media's company website.
As of December 31, 2002, the total lease payments remaining until the end of the lease term were
$187.5 million, excluding the amounts attributable to our sublease.  If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, CNET would be required to make their lease payments under the guarantee.

(12) SEGMENTS

CNET's primary areas of measurement and decision-making include three principal business segments.  Based upon the criteria established by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", CNET has determined that its business segments are U.S. Media, International Media and Channel Services.  U.S. Media consists of an online network including Internet sites providing sources of technology information, as well as shopping services and a technology print publication providing technology news and information.
International Media includes the delivery of online technology information and several technology print publications in non-U.S. markets.  Channel Services includes a product database licensing business and an online technology marketplace for resellers, distributors and manufacturers.

Summarized information by segment as excerpted from the internal management reports is as follows:

(000's)                                    Year Ended December 31, 2002
                               ------------------------------------------------------------
                                             Inter-
                                  U.S.      national     Channel
                                  Media       Media     Services      Other        Total
                               ----------- ----------- ----------- ------------ -----------

   Revenues                   $   194,105 $    27,786 $    15,066 $         -- $   236,957
   Operating expenses             200,847      34,256      19,837      363,331     618,271
                               ----------- ----------- ----------- ------------ -----------
    Operating loss            $    (6,742)$    (6,470)$    (4,771)$   (363,331)$  (381,314)
                               =========== =========== =========== ============ ===========

                                           Year Ended December 31, 2001
                               ------------------------------------------------------------
                                             Inter-
                                  U.S.      national     Channel
                                  Media       Media     Services      Other        Total
                               ----------- ----------- ----------- ------------ -----------

   Revenues                   $   242,122 $    28,805 $    14,878 $         --     285,805
   Operating expenses             264,786      44,254      22,879    1,821,011   2,152,930
                               ----------- ----------- ----------- ------------ -----------
    Operating loss            $   (22,664)$   (15,449)$    (8,001)$ (1,821,011)$(1,867,125)
                               =========== =========== =========== ============ ===========

                                           Year Ended December 31, 2000
                               ------------------------------------------------------------
                                             Inter-
                                  U.S.      national     Channel
                                  Media       Media     Services      Other        Total
                               ----------- ----------- ----------- ------------ -----------

   Revenues                   $   245,777 $     6,483 $    11,759 $         --     264,019
   Operating expenses             212,613       5,648       6,768      355,848     580,877
                               ----------- ----------- ----------- ------------ -----------
    Operating income (loss)   $    33,164 $       835 $     4,991 $   (355,848)$  (316,858)
                               =========== =========== =========== ============ ===========

Since operating income (loss) before depreciation and amortization is the measure of operating performance that management uses for making decisions and allocating resources, certain operating costs are not allocated across segments.  These unallocated operating costs, included in
"Other" in the tables above, represent all costs related to the integration and realignment of
CNET's business and all depreciation and amortization expenses, as well as asset impairment and disposal charges.  For the year ended December 31, 2002, "Other" includes $12.4 million of integration and realignment expenses, depreciation and amortization expenses of $60.4 million and
$290.5 million in asset impairment charges.  The $12.4 million of integration and realignment expenses consisted of $4.4 million of lease abandonment expense (see Note 11) and $8.0 million of severance (relating to 220 employees) and other related integration expenses. This $8.0 million of expense was included in the statement of operations as $778,000 in cost of revenue, $339,000 in sales and marketing and $6.9 million in general and administrative expenses.  All of the $8.0 million, except for $400,000, that was expensed in 2002 was paid out in 2002.

For the year ended December 31, 2001, "Other" includes $43.0 million of integration expenses, depreciation and amortization expenses of $703.0 million and $1.1 billion in asset impairment charges.  The $43.0 million of integration expenses consisted of $21.3 million in lease abandonment charges, which were included in general and administrative expenses and $21.7 million of severance (relating to 457 employees) and other related integration expenses.  This $21.7 million of expense was included in the statement of operations as $8.7 million in cost of revenue,
$2.0 million in sales and marketing and $11.0 million in general and administrative expenses.  All of the $21.7 million that was expensed in 2001 was paid out in 2001. For the year ended December 31,
2000, "Other" consists of depreciation and amortization expenses of $355.8 million.

Assets are not allocated to segments for internal reporting purposes.  Segment operating income (loss) before depreciation and amortization should not be considered a substitute for operating income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

(13) GEOGRAPHIC INFORMATION

CNET has wholly-owned operations in England, France, Germany, Switzerland,
Singapore, Japan and Australia.  These properties were primarily acquired through the ZDNet acquisition in October 2000.  In addition, CNET has joint ventures in China and Korea, wherein CNET is a majority owner.  Those joint ventures are consolidated and operate advertising, publishing and events businesses with aggregate assets of approximately $6.2 million.  Any losses incurred by these companies will be funded by CNET.

Revenue is attributed to individual countries according to the international online property or print publication that generated the revenue.  International revenues accounted for 17%, 14% and 4% of net revenues during the years ended December 31, 2002, 2001 and 2000, respectively.  No single foreign country accounted for more than 10% of net revenues for the year ended December 31, 2002.

The following table sets forth net revenues and long-lived assets information for geographic areas:

         (000s)                           U.S.    International  Total
                                       -----------  --------- -----------
         2002
         Net revenues                 $   196,743  $  40,214 $   236,957
         Long-lived assets                119,582     18,347     137,929
         2001
         Net revenues                 $   244,755  $  41,050 $   285,805
         Long-lived assets                438,170     16,361     454,531
         2000
         Net revenues                 $   252,253  $  11,766 $   264,019
         Long-lived assets              2,150,339     12,438   2,162,777

Long-lived assets consist of property and equipment,
intangible assets and goodwill.

(14) RELATED PARTY TRANSACTIONS

In 2002, CNET paid Clear Channel Communications $1.2 million for the exclusive right to provide programming and sell advertising on a San Francisco, California radio station owned by Clear Channel.  In January 2003, CNET and Clear Channel agreed to the early termination of the agreement.  CNET will pay Clear Channel $600,000 as a termination payment.
Randall Mays, a Director and Chief Financial Officer of Clear Channel, is a member of CNET's Board of Directors and serves as Chairman of its Audit Committee.

CNET and an affiliate of SOFTBANK Corp. were joint owners of a company that is the licensee and operator of CNET's ZDNet brand and online content in Japan.  In March 2002, CNET sold its interest in the company to SOFTBANK and entered into a three-year royalty-bearing license by which CNET will continue to license the ZDNet brand and content to that company.  In addition,
CNET and SOFTBANK Media, an affiliate of SOFTBANK Corp., are joint owners of a company that is the licensee and operator of CNET's ZDNet brand and online content in Korea.  In October 2002, CNET and
SOFTBANK completed a restructuring of this company.  As a part of this restructuring, SOFTBANK
Media's ownership interest in the original Korean entity was exchanged for a 30.3 percent minority interest in the restructured Korean entity, CNET Networks Korea Co., Ltd., and CNET exchanged its ownership interest in the original Korean entity and $1.5 million in cash for a 63.0 percent interest in the restructured Korean entity.  Neither transaction is material to CNET's financial results.  Eric Hippeau, Managing Partner of SOFTBANK Capital Partners, a venture fund and affiliate of SOFTBANK, is a member of CNET's Board of Directors and serves on the Compensation Committee.

On December 13, 2002, CNET repurchased a portion of its 5% Convertible
Subordinated Notes having a principal amount of $30.9 million for a purchase price of $20.1 million from an entity affiliated with BlueRidge Investors Limited Partnership.  On December 15, 2002, CNET
repurchased a portion of its 5% Convertible Subordinated Notes having a principal amount of $8.0 million for a purchase price of $5.2 million from an entity affiliated with East Peak Partners.
Both Blue Ridge Investors Limited Partnership and East Peak Partners are 5% holders of CNET's common stock.  Blue Ridge Investors Limited Partnership owns 10,200,000 shares, and East Peak Partners owns
7,263,868 shares.  CNET made both repurchases through a registered broker-deal and neither 5% holder is affiliated with CNET other than through their respective ownership of CNET's common stock.

(15) LEGAL PROCEEDINGS

In August 1999, Simon Property Group (SPG) filed a trademark infringement suit in federal district court in Indianapolis against mySimon, Inc. (mySimon), a subsidiary of CNET acquired on February 29, 2000.  SPG alleged that the mySimon trademark infringed
SPG's "Simon" trademark.  On August 31, 2000, following a trial on the subject, the jury found in favor of SPG and awarded damages against mySimon in the amount of $11.5 million in compensatory damages, $5.3 million for corrective advertising, and $10.0 million in punitive damages. On
September 25, 2000, the court entered an order establishing an escrow for royalties pending final resolution of the litigation where mySimon pays into escrow 2% of its gross cash receipts each month.

On January 24, 2001, the judge eliminated the $11.5 million compensatory damages award, reduced the $10.0 million punitive damages award to the statutory minimum of $50,000, and offered SPG the opportunity to accept ten dollars (a remittitur) for damages attributable to corrective advertising in exchange for immediate entry of judgment for the entire case in lieu of a re-trial on the subject of corrective advertising.  On February 14, 2001, SPG filed its election to seek a re-trial on the issue of corrective advertising in lieu of the ten-dollar remittitur.  The re-trial has been taken off calendar pending a ruling from the court on whether the re-trial should be dismissed.  Under Indiana law, the amount of punitive damages is capped at the greater of three times compensatory damages or $50,000.  Accordingly, it is not possible to determine the amount of punitive damages, if any, that may be payable until the issue of damages for corrective advertising has been resolved.  It is not possible to predict the amount of damages attributable to corrective advertising that could be awarded in a re-trial, however, if the determination is adverse to us, the amounts could be material to our results of operations and financial condition.  Accordingly, no provision for ultimate settlement of these issues has been included in the accompanying consolidated financial statements.

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

On December 7, 2001, mySimon filed a motion for a dismissal of the case or, alternatively a new trial based on newly discovered evidence it believes SPG should have produced prior to the August 2000 trial.  The parties have submitted briefs on this issue and are awaiting the judge's decision.

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

In July 2001, three former employees of ZDNet filed a complaint against ZD, Inc.,
ZDNet, Inc., CNET Networks, Inc. and Dan Rosensweig in the Superior Court of the State of California
for the City and County of San Francisco under the caption Rapport et al v. ZD, Inc.  The remaining claims alleged that the defendants engaged in fraud and negligent misrepresentation in not disclosing to plaintiffs that ZDNet was in negotiations with CNET regarding a potential merger.  In the fourth quarter of 2002, the parties settled this case for an amount that is not material to
CNET.

Two shareholder class action lawsuits were filed in the United States District
Court for the Southern District of New York on August 16, 2001 and September 26, 2001, against Ziff-
Davis, Eric Hippeau and Timothy O'Brien, and investment banks that were the underwriters of the public offering of ZDNet series of Ziff-Davis stock (the ZDNet Offering).  One of the complaints also names CNET as a defendant, as successor in liability to Ziff-Davis. The complaints are similar and allege violations of the Securities Act of 1933, and one of the complaints also alleges violations of the Securities Exchange Act of 1934. The complaints allege the receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the ZDNet Offering and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices.  Plaintiffs allege that the Prospectus for the ZDNet Offering was false and misleading and in violation of the securities laws because it did not disclose the arrangements.  The action seeks damages in an unspecified amount.  The action is being coordinated with over 300 nearly identical actions filed against other companies.  No date has been set for any responses to the complaints.  On February 19, 2003, the
Court granted CNET's motion to dismiss the Section 10(b) claim with leave to replead, and denied the motion to dismiss the Section 11 claim.  The issuers and their insurers have been engaged in settlement discussions with the plaintiffs.  We believe we are entitled to indemnification from the underwriters, however we have not received confirmation of coverage to date.

During 2002, CNET offered to make a cash payment to the owner of one of its leased properties in San Francisco in exchange for the termination of its lease.  The landlord rejected the offer, and CNET subsequently ceased rent payments on the property.  In December 2002, the landlord sued CNET in San Francisco Superior Court for the collection of past due rent amounts together with damages related to the early termination of the lease due to CNET's failure to pay rent when due.  The landlord is requesting damages in an amount, which represents two months of unpaid rent plus interest together with future rent through the expiration of the lease, along with other unquantified damages.  CNET has included in its lease abandonment accrual the estimated costs related to this property.  Discovery on the case has just commenced.

There are no other legal proceedings to which we are a party, other than ordinary routine litigation incidental to our business that is not expected to be material to our business or financial condition.

(16) QUARTERLY FINANCIAL DATA (unaudited)

                                                         QUARTER ENDED
                                             (000s, EXCEPT PER SHARE DATA)
                                        --------------------------------------------------
                                          March        June        September     December
                                           31           30            30            31
                                        ---------    ---------    -----------    ---------
2002
Net Revenues                           $  55,652    $  57,238    $    56,266    $  67,801
Amortization of intangibles               12,059       12,186          8,917        1,493
Operating loss(1)(2)                     (33,296)     (35,111)      (300,495)     (12,412)
Income (loss) before income taxes(3)(4)  (40,034)     (37,127)      (307,203)       3,486
Net income (loss)                        (31,050)     (25,818)      (307,203)       3,486
Basic and diluted net
  income (loss ) per share             $   (0.22)   $   (0.19)   $     (2.21)   $    0.03

2001(5)
Net Revenues                           $  75,152    $  71,089    $    69,316    $  70,248
Amortization of
  goodwill and intangibles               205,460      206,794        206,262       60,086
Operating loss(8)                       (227,466)    (231,807)    (1,330,557)(7)  (77,295)
Loss before income taxes                (341,632)(6) (235,412)    (1,401,485)     (79,966)
Net loss                                (316,575)    (218,123)    (1,373,633)     (81,157)
Basic and diluted  net loss per share  $   (2.33)   $   (1.60)   $     (9.93)   $   (0.59)

  Quarterly realignment and integration expense charges for
the first, second and fourth quarters of 2002 were $2.9 million, $7.7 million and $1.8 million, respectively.

  In the third quarter of 2002, CNET performed its annual goodwill and intangible asset impairment test as of August 31, 2002.The results of this annual impairment test indicated the carrying value of goodwill and other intangible assets for the U.S. Media reporting unit exceeded their implied fair values, and an impairment charge of $238.8 million for goodwill and of $40.5 million for intangible assets of that reporting unit was recorded in the third quarter of
2002.  Additionally, a loss on disposal of fixed assets of  $1.8 million and $9.4 million was recorded in the third and fourth quarters of 2002, respectively.

  In the first, second and third quarters of 2002, CNET incurred an impairment loss of $7.6 million, $500,000, and $7.3 million on certain privately held investment for which an other-than-temporary loss was deemed to have occurred.

  In the third quarter of 2002, CNET paid $3.6 million to repurchase $6.8 million principal amount of the 5% Convertible Subordinated Notes, resulting in a gain of $3.1 million, net of a write-off of related capitalized debt issuance costs of $0.1 million. In the fourth quarter of 2002, CNET paid $33.1 million to repurchase $52.4 million principal amount of the
5% Convertible Subordinated Notes, resulting in a gain of $18.5 million, net of a write-off of deferred debt issuance costs of $0.8 million.

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

                                    SCHEDULE II

                                 CNET NETWORKS, INC.

                         VALUATION AND QUALIFYING ACCOUNTS

                     YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                       (000s)

                        Balance at               Charged to Charged to                   Balance
                        Beginning                Costs and    Other       Deductions     at End
                        of Period  Acquisitions  Expenses   Accounts      Describe      of Period
                        ---------  ------------  ---------  ---------     ---------     ---------
         2002
----------------------
Allowance for
  doubtful accounts    $  22,873  $         --  $   3,004  $      --     $   6,539 (1) $  19,338

         2001
----------------------
Allowance for
  doubtful accounts    $  19,152  $      2,820  $  17,098  $      --     $  16,197 (1) $  22,873

         2000
----------------------
Allowance for
  doubtful accounts    $   4,678  $     22,201  $   8,320  $      --     $  16,047 (1) $  19,152

(1) Accounts written off.

Independent Auditors' Report on Schedule

The Board of Directors and Stockholders

CNET Networks, Inc.

Under date of January 29, 2003, we reported on the consolidated balance sheets of
CNET Networks, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-
year period ended December 31, 2002, as contained in the annual report on Form 10-K for the year
2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for the years ended December 31, 2002 and 2001 in the annual report on Form 10-K.
This consolidated financial statement schedule is the responsibility of CNET's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all
material respects, the information set forth therein.   Our report on the consolidated financial
statements refers to a change in accounting for business combinations and goodwill and other intangible assets in 2002 and 2001.

 /s/ KPMG LLP

San Francisco, California

January 29, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from the Proxy Statement, which will be filed pursuant to Regulation 14A (the "Proxy Statement"), under the caption "Information regarding
Executive Officers and Directors Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. Executive Compensation

Incorporated by reference from the Proxy Statement, under the caption
"Executive Compensation," but specifically excluding the information under the captions "--
Performance Graph" and "-- Compensation Committee's Report on Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

Incorporated by reference from the Proxy Statement under the caption "Stock
Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information."

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the Proxy Statement under the caption "Certain
Relationships and Related Transactions."

Item 14. Controls and Procedures

  Evaluation of disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures", as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the
Securities Exchange Act of 1934, as of a date (the Evaluation Date) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

  Changes in internal controls.  There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

Item 15. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

(a) EXHIBITS:

1. Financial Statements. The following consolidated financial statements are filed as a part of this report under Item 8 - "Financial Statements and Supplementary
Data":

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders' Equity for the years ended December 31,
2002, 2001 and 2000

Consolidated Statements of Cash Flow for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Independent Auditors' Report

2. Financial Statement Schedules. The following financial statement schedule is filed as part of this report:

S-1 Schedule II Valuation and Qualifying Accounts

S-2 Independent Auditors' Report on Schedule

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended
December 31, 2002:

  Current Report on Form 8-K dated October 14, 2002, Item 5 - "Other Items", which reported CNET's financial results for the three and nine months ended September 30,
2002.

  Current Report on Form 8-K dated November 4, 2002, Item 7 - "Financial
Statements and Exhibits" and Item 9 - "Regulation FD Disclosure", which included the Certifications for the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of CNET's Chief
Executive Officer and CNET's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Current Report on Form 8-K dated December 13, 2002, Item 5 - "Other Items", which reported CNET's repurchase of a portion of its 5% Convertible Subordinated Notes during the period from November 13, 2002 through December 13, 2002.

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

3.3

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

4.3

 Form of 5% Convertible Subordinated Notes due 2006 (Incorporated by reference from a previously filed exhibit to CNET's Annual Report on Form 10-K for the year ended December 31, 1998)

10.1

Lease Agreement, dated as of January 28, 1994, between CNET and Montgomery/North
Associates and amended as of January 31, 1995 and as of October 19, 1995 (Incorporated by reference from a previously filed exhibit to CNET's Registration Statement on Form SB-2, registration no.333-
4752-LA.)

10.2

Lease, dated as of October 19, 1995, between CNET and The Ronald and Barbara Kaufman
Revocable Trust, et al. (Incorporated by reference from a previously filed exhibit to CNET's
Registration Statement on Form SB-2, registration no.333-4752-LA.)

10.3

Office Lease between One Beach Street, LLC and CNET dated September 24, 1997
(Incorporated by reference from a previously filed exhibit to CNET's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997)

10.4

 Office Lease by and between 235 Second Street LLC and CNET (Incorporated by reference from a previously filed exhibit to CNET's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.5

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

10.6

Stockholder Agreement, dated as of July 19, 2000, among CNET, Softbank America Inc.
and Merger Sub (Incorporated by reference from a previously filed exhibit to CNET's Current Report on Form 8-K dated July 19, 2000)

10.7

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

10.11

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

10.16

 Services Agreement between ZDNet, Inc and Ziff Davis Media, Inc. (incorporated by reference to a previously filed exhibit to CNET's Current Report on Form 8-K dated January 19, 2001)

10.17

Lease of Ziff-Davis Inc.'s headquarters at 28 East 28th Street, New York, New York
(incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement of Form S-1,
File No. 333-46493)

10.18

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

10.20

Agreement of Sublease, dated March 10, 2000, between ZD Inc. and Ziff-Davis Inc.
(incorporated by reference to a previously filed exhibit to the Ziff-Davis, Inc. Annual Report for the year ended December 31, 1999)

10.21

 2001 CNET Networks, Inc. Stock Incentive Plan ( incorporated by reference to a previously filed exhibit to the Registration Statement on Form S-8, as filed on April 11,
2002)

21.1*

List of Subsidiary Corporations

23.1*

Consent of KPMG LLP

99.1*

Certification of Chief Executive Officer

99.2*

Certification of Chief Financial Officer

*..........Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNET, INC.

By:

/s/ Shelby W. Bonnie

Shelby W. Bonnie

 Chairman of the Board
and Chief Executive Officer

Date: March 19, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 By:    /s/ Shelby W. Bonnie
Shelby W. Bonnie

 Chairman of the Board and Chief Executive Officer

Date: March 19, 2003

 By:    /s/ Douglas N. Woodrum
Douglas N. Woodrum

 Executive Vice President
and Chief Financial Officer

Date: March 19, 2003

 By:    /s/ David P. Overmyer
David P. Overmyer

 Senior Vice President, Finance and Administration
(Principal Accounting Officer)

Date: March 19, 2003

 By:    /s/ John C. "Bud" Colligan
John C. "Bud" Colligan

 Director

Date: March 19, 2003

 By:    /s/ Mitchell Kertzman
Mitchell Kertzman

 Director

Date: March 19, 2003

 By:    /s/ Eric Robison
Eric Robison

 Director

Date: March 19, 2003

 By:    /s/ Randall Mays
Randall Mays

 Director

Date: March 19, 2003