Form 10-Q
period 2003-03-31
CNET NETWORKS INC
filed 2003-05-06
CIK 1015577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. YES [X] NO [  ]

    As of April 30, 2003 there were 139,341,917 shares of the registrant's common stock outstanding.

CNET Networks, Inc.
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(000's, except share data)

                                                       March 31,  December 31,
                                                        2003          2002
                                                    ------------  ------------
                              ASSETS
Current assets:
     Cash and cash equivalents                     $     56,057  $     47,199
     Investments in marketable debt securities           13,957        14,239
     Accounts receivable, net                            43,461        56,064
     Other current assets                                16,976        16,789
                                                    ------------  ------------
       Total current assets                             130,451       134,291

Restricted cash                                          18,400        18,067
Investments in marketable debt securities                54,233        65,602
Property and equipment, net                              59,694        62,893
Other assets                                             20,957        21,406
Intangible assets, net                                   14,336        15,886
Goodwill                                                 59,162        59,150
                                                    ------------  ------------
       Total assets                                $    357,233  $    377,295
                                                    ============  ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                              $      7,334  $      6,572
     Accrued liabilities                                 58,560        62,833
     Current portion of long-term debt                      205           220
                                                    ------------  ------------
        Total current liabilities                        66,099        69,625

Noncurrent liabilities:
     Long-term debt                                     117,777       117,738
     Other liabilities                                    3,092         3,875
                                                    ------------  ------------
        Total liabilities                               186,968       191,238

Stockholders' equity:
     Common stock;  $0.0001 par value; 400,000,000
      shares authorized; 139,338,515 outstanding at
      March 31, 2003 and 139,251,879 outstanding
      at December 31, 2002                                   14            14
     Notes receivable from stockholders                    (397)         (397)
     Additional paid in capital                       2,699,154     2,698,980
     Other comprehensive income (loss)                  (13,948)      (13,811)
     Treasury stock, at cost                            (30,428)      (30,428)
     Accumulated deficit                             (2,484,130)   (2,468,301)
                                                    ------------  ------------
        Total stockholders' equity                      170,265       186,057
                                                    ------------  ------------
        Total liabilities and stockholders' equity $    357,233  $    377,295
                                                    ============  ============

See accompanying notes to the condensed consolidated financial statements

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(000's, except share and per share data)

                                             Three Months Ended
                                                    March 31,
                                        --------------------------
                                            2003          2002
                                        ------------- ------------
Revenues:
   Internet                            $      42,049 $     43,380
   Publishing                                 14,539       12,272
                                        ------------- ------------
    Total revenues                            56,588       55,652

Operating expenses:
   Cost of revenues                           36,201       37,135
   Sales and marketing                        17,717       20,754
   General and administrative                 10,046       12,759
   Depreciation                                5,612        6,241
   Amortization of intangible assets           1,604       12,059
                                        ------------- ------------
    Total operating expenses                  71,180       88,948
                                        ------------- ------------
    Operating loss                           (14,592)     (33,296)

Non-operating income (expense):
   Realized gains on sale of investmen             -        2,336
   Realized losses on sale or
     impairment of investments                     -       (7,665)
   Interest income                               673        1,372
   Interest expense                           (1,769)      (2,778)
   Other                                           5           (3)
                                        ------------- ------------
    Total non-operating income (expens        (1,091)      (6,738)
                                        ------------- ------------

   Loss before income taxes                  (15,683)     (40,034)

     Income tax expense (benefit)                146       (8,984)
                                        ------------- ------------
   Net loss                            $     (15,829)$    (31,050)
                                        ============= ============

Basic and diluted net loss per share   $       (0.11)$      (0.22)
                                        ============= ============
Shares used in calculating
  basic and diluted per share data       139,256,081  138,668,755
                                        ============= ============

See accompanying notes to the condensed consolidated financial

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(000's, except share and per share data)

                                                                 Three Months Ended
                                                                     March 31,
                                                          -------------------------
                                                              2003         2002
                                                          ------------  -----------
Cash flows from operating activities:
   Net loss                                              $    (15,829) $   (31,050)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                              7,216       18,379
     Asset disposals                                               83         (126)
     Deferred taxes                                                 -      (14,065)
     Noncash interest                                             195          254
     Allowance for doubtful accounts                              880        2,574
     (Gain) loss on sale and impairment of marketable
       securities and privately held investments                    -        5,329
     Changes in operating assets and liabilities,
       net of acquisitions:
        Accounts receivable                                    11,723          284
        Other assets                                             (848)       1,836
        Accounts payable                                          762        3,761
        Accrued liabilities                                    (4,288)     (10,788)
        Other long term liabilities                              (718)        (547)
        Foreign currency translation gain (loss)                   78       (1,954)
                                                          ------------  -----------
         Net cash used in operating activities                   (746)     (26,113)
                                                          ------------  -----------
Cash flows from investing activities:
  Purchase of marketable debt securities                       (4,995)     (47,664)
  Proceeds from sale of marketable debt securities             16,982       36,223
  Proceeds from sale of marketable equity securities                -          114
  Proceeds from (investments in) privately held companie            -        3,000
  Capital expenditures                                         (2,496)      (4,842)
                                                          ------------  -----------
         Net cash provided by (used in) investing activi        9,491      (13,169)
                                                          ------------  -----------
Cash flows from financing activities:
  Payments received on stockholders' notes                          -          149
  Net proceeds from employee stock purchase plan                  174          274
  Net proceeds from exercise of options and warrants                -        3,130
  Principal payments on borrowings                               (107)         (58)
                                                          ------------  -----------
         Net cash provided by financing activities                 67        3,495
                                                          ------------  -----------
Net increase in cash and cash equivalents                       8,812      (35,787)
Effect of exchange rate changes on cash and
  cash equivalents                                                 46          (22)
Cash and cash equivalents at beginning of period               47,199       93,439
                                                          ------------  -----------
Cash and cash equivalents at end of period               $     56,057  $    57,630
                                                          ============  ===========
Supplemental disclosure of cash flow information:
  Interest paid                                          $      2,843  $     4,323

See accompanying notes to condensed consolidated financial statements

CNET NETWORKS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

(1) BASIS OF FINANCIAL STATEMENTS

BUSINESS AND BASIS OF PRESENTATION

CNET Networks, Inc. (CNET) is a global media company producing a branded global Internet network, print publications and a technology product database for both businesses and individuals.

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

The condensed consolidated results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the current year or any other future period.

CONCENTRATION OF CREDIT RISK

Revenues from one customer, Gateway Inc., approximated 16% and 11% of total revenues for the three months ended March 31, 2003 and 2002, respectively. Of the year-to- date revenues from this customer as of March 31, 2003, approximately 74% are generated from a custom publishing contract. Approximately 9% of CNET's accounts receivable balance at March 31, 2003 related to Gateway Inc.

INCOME TAXES

Income tax expense has been recorded based on an estimated effective tax rate for the year ended December 31, 2003. The estimated effective tax rate has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a valuation allowance has been provided against the gross deferred tax assets to properly reflect only recoverable taxes.

IMPAIRMENT OF LONG-LIVED ASSETS

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

GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002 under Statement of Financial Accounting Standard (SFAS) 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives.

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

CNET applies APB Opinion No. 25 in accounting for its stock-based compensation plans and, accordingly, no compensation cost has been recognized for the plans in the financial statements because options are granted at the current market price. Had CNET determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, CNET's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

(000s, except per share data)
                                   Three Months Ended
                                       March 31,
                                 --------------------
                                    2003      2002
                                  --------- ---------
Net loss
  As reported                    $ (15,829)$ (31,050)
  Fair value based method
   compensation expense             (5,941)  (16,593)
                                  --------- ---------
  Proforma                       $ (21,770)$ (47,643)
                                  ========= =========
Basic and diluted loss per share
  As reported                    $   (0.11)$   (0.22)
  Proforma                       $   (0.16)$   (0.34)

The effects of applying SFAS 123 in this pro forma disclosure is not indicative of the effects on reported results for future periods. SFAS No. 123 does not apply to awards prior to 1995. The weighted-average fair value of options granted in the three months ended March 31, 2003 and 2002 was $2.53 and $7.38, respectively.  The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ended March 31, 2003 and
2002: no dividend yield, expected volatility of 105% for both periods, risk-free interest rate of
2.99% and 3.86%, respectively, and an expected life of five years for both periods.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities."  This statement supercedes Emerging Issues Task Force (EITF)
Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit
an Activity (including Certain Costs Incurred in a Restructuring)."  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan.  Under SFAS 146, the
FASB has concluded that an entity's commitment to a plan does not necessarily create a present obligation to others that meets the definition of a liability.  The provisions of SFAS 146 are effective for exit and disposal activities initiated after December 31, 2002.  CNET has adopted SFAS
146.  This adoption has not had a material effect on our operation results or financial position.

In November 2002, the FASB issued FASB Interpretation (FIN) 45, "Guarantor's
Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness
of Others," an Interpretation of SFAS 5, 57 and 107 and a rescission of FIN 34.  The Interpretation expands the disclosure requirements for most guarantees.  FIN 45 also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee.  The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.
The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN 45 has not had an impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based
Compensation - Transition and Disclosure," which amends SFAS 123, "Accounting for Stock-Based
Compensation."  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation, regardless of which accounting method is used to account for stock-based compensation.  The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December
15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  CNET has adopted the disclosure requirements of SFAS 148.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest
Entities," an interpretation of Accounting Research Bulletin 51, "Consolidated Financial
Statements."  FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  FIN 46 expands disclosure if an enterprise consolidates a variable interest entity, and the Interpretation requires disclosure for those companies that hold significant variable interests in a variable interest entity but are not required to consolidate that interest.  FIN 46 applies immediately to variable interest entities created after January 31,
2003, and to variable interest entities obtained after that date.  FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003.  Disclosure required by FIN 46 must be included in all financial statements issued after January 31, 2003.  The adoption of FIN 46 has not had a material impact on our consolidated financial statements.

RECLASSIFICATIONS

Certain amounts in the financial statements and notes thereto have been reclassified to conform to the current year classification.

(2) GOODWILL AND INTANGIBLE ASSETS

Acquired Intangible Assets

The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

(000s)                                                   March 31, 2003
                                            -----------------------------------
                                          Gross Carrying Accumulated  Net Carrying
                                              Amount     Amortization  Amount
                                            -----------  -----------  ---------

Amortized intangible assets:
 Tradename/trademarks                      $    29,647  $   (18,722) $  10,925
 Registered Users                                2,100       (1,333)       767
 Subscriptions                                   4,086       (2,617)     1,469
 Developed technology                            2,016         (841)     1,175
                                            -----------  -----------  ---------
     Total                                 $    37,849  $   (23,513) $  14,336
                                            ===========  ===========  =========

                                                         December 31, 2002
                                            -----------------------------------
                                          Gross Carrying Accumulated  Net Carrying
                                              Amount     Amortization  Amount
                                            -----------  -----------  ---------

Amortized intangible assets:
 Tradename/trademarks                      $    29,616  $   (17,502) $  12,114
 Registered Users                                2,100       (1,254)       846
 Subscriptions                                   4,086       (2,463)     1,623
 Developed technology                            2,016         (713)     1,303
                                            -----------  -----------  ---------
     Total                                 $    37,818  $   (21,932) $  15,886
                                            ===========  ===========  =========

Intangibles that are subject to amortization are amortized on a straight-line basis over three years, except for certain trademarks that are amortized over ten years.

Goodwill

The carrying amount of goodwill has increased by $12,000 in the three months ended March 31, 2003 due to purchase price allocation adjustments from acquisitions in the latter half of 2002.

(3) NET LOSS PER SHARE

The following table sets forth the computation of net loss per share:

(000s, except share and per share data)      Three Months Ended
                                                    March 31,
                                        --------------------------
                                            2003          2002
                                        ------------- ------------

Net loss                               $     (15,829)$    (31,050)$
                                        ============= ============

 Weighted average common shares
  outstanding used in computing basic and
  diluted loss per share                 139,256,081  138,668,755
                                        ============= ============

Basic and diluted net loss per share   $       (0.11)$      (0.22)$
                                        ============= ============

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period.  Basic and diluted net loss per share for the three months ended March 31, 2003 does not include the effect of 308,328 common shares related to options at an average exercise price of $2.37 or 3,320 shares of unvested restricted stock with an average exercise price of $1.18 per share or 3,040,242 common shares related to the 5% Convertible Subordinated Notes offering with an average conversion price of $37.41 per share because their effect is anti-dilutive.  Basic and diluted net loss per share for the three months ended March 31, 2002 does not include the effect of
11,945 shares of unvested restricted stock with an average exercise price of $1.27 per share because their effect is anti-dilutive.  In addition, diluted net loss per share for the three months ended
March 31, 2002 does not include the effect of 3,153,529 common shares related to options with an average exercise price of $4.98 per share and 4,622,624 common shares related to the 5% Convertible
Subordinated Notes offering with an average conversion price of $37.41 per share because their effect is anti-dilutive.

(4) COMPREHENSIVE LOSS

The changes in the components of other comprehensive income (loss) for the three months ended March 31, 2003 and 2002 are as follows:

(000s)                                  Three Months Ended
                                                 March 31,
                                       ----------------------
                                          2003        2002
                                       ----------  ----------

Unrealized holding gains (losses) from:
 Marketable debt and equity securities$     (234) $     (623)
Deferred tax asset (liability)
  related to unrealized holding
  gains (losses)                              19         249
                                       ----------  ----------
                                            (215)       (374)
Foreign currency translation
  gain (loss)                                 78      (1,954)
                                       ----------  ----------
                                      $     (137) $   (2,328)
                                       ==========  ==========

The components of other comprehensive loss are:

(000s)                                  Three Months Ended
                                                 March 31,
                                       ----------------------
                                          2003        2002
                                       ----------  ----------

Net loss                              $  (15,829) $  (31,050)
                                       ==========  ==========
Other comprehensive loss,
 net of tax:
 Unrealized holding gains arising
  during the period                   $       12  $       38
 Unrealized holding losses arising
  during the period                         (227)       (412)
Foreign currency translation
  gain (loss)                                 78      (1,954)
                                       ----------  ----------
Comprehensive loss                    $  (15,966) $  (33,378)
                                       ==========  ==========

(5) SEGMENTS

CNET's primary areas of measurement and decision-making include three principal business segments.  Based upon the criteria established by SFAS 131, "Disclosures about
Segments of an Enterprise and Related Information," CNET has determined that its business segments are U.S. Media, International Media and Channel Services.  U.S. Media consists of an online network including Internet sites providing sources of technology information, as well as shopping services and a technology print publication providing technology news and information.  International Media includes the delivery of online technology information and several technology print publications in
non-U.S. markets.  Channel Services includes a product database licensing business and an online technology marketplace for resellers, distributors and manufacturers.

Summarized information by segment as excerpted from the internal management reports is as follows:

(000s)                                                 March 31, 2003
                                  -------------------------------------------------------
                                           International Channel
                                  U.S. Media  Media     Services     Other       Total
                                  --------- ---------  ----------- ----------  ----------

Revenues                         $  45,792 $   6,767 $      4,029 $        - $    56,588
Operating expenses                  44,355     9,926        4,262     12,637      71,180
                                  --------- ---------  ----------- ----------  ----------
    Operating income (loss)      $   1,437 $  (3,159)$       (233)$  (12,637) $  (14,592)
                                  ========= =========  =========== ==========  ==========

                                                       March 31, 2002
                                  -------------------------------------------------------
                                           International Channel
                                  U.S. Media  Media     Services     Other       Total
                                  --------- ---------  ----------- ----------  ----------

Revenues                         $  47,103 $   5,080 $      3,469 $        - $    55,652
Operating expenses                  54,164     8,207        5,349     21,228      88,948
                                  --------- ---------  ----------- ----------  ----------
    Operating loss               $  (7,061)$  (3,127)$     (1,880)$  (21,228) $  (33,296)
                                  ========= =========  =========== ==========  ==========

Since operating income (loss) before depreciation and amortization is the measure of operating performance that management uses for making decisions and allocating resources, certain operating costs are not allocated across segments.  These unallocated operating costs, included in
"Other" in the tables above, represent all costs related to the integration and realignment of
CNET's business and all depreciation and amortization expenses, as well as asset impairment and disposal charges.  For the three months ended March 31, 2003, "Other" includes $5.4 million of realignment expenses and depreciation and amortization expenses of $7.2 million.  The $5.4 million of realignment expenses consisted of $800,000 of lease abandonment expense, $890,000 of costs associated with the termination of CNET's on-air radio operations, and $3.7 million of severance
(relating to 102 employees). This $5.4 million of expense was included in the statement of operations as $2.7 million in cost of revenue, $811,000 in sales and marketing and $1.9 million in general and administrative expenses.  All of the $5.4 million that was expensed in the first quarter of 2003, except for $878,000, was paid out by March 31, 2003.

For the three months ended March 31, 2002, "Other" includes $2.9 million of integration and realignment expenses and depreciation and amortization expenses of $18.3 million.
The $2.9 million of integration and realignment expenses consisted of $917,000 in lease abandonment charges, which were included in general and administrative expenses and $2.0 million of other integration and realignment related expenses.  This $2.9 million of expense was included in the statement of operations as $124,000 in cost of revenue and $2.8 million in general and administrative expenses.

Assets are not allocated to segments for internal reporting purposes.  Segment operating income (loss) before depreciation and amortization should not be considered a substitute for operating income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

(6) COMMITMENTS AND CONTINGENCIES

Lease Abandonment

In 2001, CNET performed an evaluation of its domestic and international real estate requirements.  This evaluation resulted in the consolidation or abandonment of several leased facilities.  In connection with these abandoned leases, CNET established an accrual for lease abandonment.  The balance in this accrual was $9.8 million at December 31, 2002.  During the three-
month period ended March 31, 2003, cash expenditure reductions to this accrual were $2.2 million, and an additional $800,000 was added to the accrual.  At March 31, 2003, a balance of $8.4 million remained in this accrual.

Legal

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

On December 7, 2001, mySimon filed a motion for a dismissal of the case or, alternatively a new trial based on newly discovered evidence it believes SPG should have produced prior to the August 2000 trial.  On March 26, 2003, the court granted mySimon's motion for a new trial on the issue of whether SPG's mark had secondary meaning and on the likelihood of consumer confusion and gave SPG until May 15, 2003 to file an amended complaint.  The court also granted
mySimon's motion that sanctions be imposed against SPG and reserved a decision about what the appropriate sanctions should be until later proceedings.  No date for a new trial has been set.
It is not possible to predict the amount of damages, if any, that could be awarded in a re-trial;
however, such amounts could be material to our results of operations and financial condition.

During 2002, CNET offered to make a cash payment to the owner of one of its leased properties in San Francisco in exchange for the termination of its lease.  The landlord rejected the offer, and CNET subsequently ceased rent payments on the property.  In December 2002, the landlord sued CNET in San Francisco Superior Court for the collection of past due rent amounts together with damages related to the early termination of the lease due to CNET's failure to pay rent when due.  The parties settled the litigation in the first quarter of 2003.  The settlement amount is included in CNET's abandoned lease reserve.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations

GENERAL

CNET Networks, Inc., a leading global media company informing and connecting buyers, users and sellers of technology, produces a branded global Internet network, print publications and a technology product database for both businesses and individuals. Using unbiased content as our platform, we have built marketplaces for technology and consumer products, and, through our CNET Channel division, we are the primary provider of information powering computer and electronics sales and distribution channels.

We earn revenues from:

  sales of interactive messaging on our Internet network and in our print publications

  fees earned when our Internet network users click on an advertisement or text link to visit the websites of our merchant partners, which we refer to as "leads"

  revenues from licensing our CNET Channel product database

  subscriptions to our ChannelOnline product procurement service, as well as other paid services

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

During 2002, we took actions to simplify our organizational structure by realigning our business around key business categories.  We initiated reductions in our global workforce and have incurred additional expenses as we continued to lower our cost structure through the discontinuance of several non-profitable or non-growth areas of our Internet and broadcasting operations and the abandonment of certain leases.  We have referred to the costs incurred to integrate and realign our business as "integration and realignment costs".  These integration and realignment costs amounted to $5.4 million and $2.9 million in the quarters ended March 31, 2003 and
2002, respectively, and are included in cost of revenues, sales and marketing, and general and administrative expense, as more fully described below.

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

RESULTS OF OPERATIONS

Revenues

Total Revenues

Total revenues were $56.6 million and  $55.7 million for the three months ended March 31, 2003 and 2002, respectively.  Total revenues were relatively flat with an increase in publishing revenues partially offset by a decrease in Internet revenues.

For the three months ended March 31, 2003, approximately $2.9 million of our revenues were derived from barter transactions and $2.7 million were derived from barter transactions for the three months ended March 31, 2002, whereby we delivered advertisements on our
Internet channels in exchange for advertisements on the Internet sites of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements received and delivered, and the corresponding revenues and marketing expenses were recognized when the advertisements were delivered.

Internet Revenues

Internet revenues were $42.1 million and  $43.4 million and represented 74%
and 78% of total revenues for the three months ended March 31, 2003 and 2002, respectively.  The decrease in revenues of $1.3 million for the three months ended March 31, 2003 compared to the same period in 2002 was primarily due to a decrease in first quarter marketing spending by a few of our customers.

Average daily pages delivered for the three months ended March 31, 2003 and 2002 were approximately 31.7 million and 39.0 million, respectively.  During the three months ended March
31, 2003 and 2002, we averaged approximately 442,000 and 280,000 leads per day from our shopping services, respectively.  Average leads per day in 2003 include leads from Search.com, which were not included in 2002 reported leads.  Average leads per day in 2003 also includes leads from our IT white papers, which was a service added in the second quarter of 2002.

Publishing Revenues

Publishing revenues were $14.5 million and $12.3 million and represented 26%
and 22% of total revenues for the three months ended March 31, 2003 and 2002, respectively.  The increase in revenues over prior year is primarily due to an increase in custom publishing contracts and the inclusion of publishing revenues from our Korean operation which was acquired in the fourth quarter of 2002.

Cost of Revenues

Total cost of revenues was $36.2 million and $37.1 million for the three months ended March 31, 2003 and 2002, representing approximately 64% and 67% of total revenues, respectively.  The decrease in cost of revenues is primarily related to the workforce reductions.
Approximately $2.7 million and $124,000 of realignment and integration costs were included in cost of revenues for the three months ended March 31, 2003 and 2002, respectively.

Sales and Marketing

Sales and marketing expenses were $17.7 million and $20.8 million for the three months ended March 31, 2003 and 2002, respectively, representing 31% and 37% of total revenues for each of the periods.  The decrease was primarily due to the workforce reductions.  Approximately
$811,000 of realignment costs were included in sales and marketing for the three months ended March
31, 2003.

General and Administrative

General and administrative expenses were $10.0 million and $12.8 million for the three months ended March 31, 2003 and 2002, respectively, representing 18% and 23% of total revenues for each of the periods, respectively.  The decrease of $2.8 million over prior year was due to higher integration and realignment costs in the first quarter of 2002, as well as the impact of our workforce reductions taken in 2002 that resulted in lower general and administrative expenses in the first quarter of 2003. Approximately $1.9 million and $2.8 million of realignment and integration costs were included in general and administrative for the three months ended March 31,
2003 and 2002, respectively.

Depreciation

Depreciation expense was $5.6 million and $6.2 million for the three months ended March 31, 2003 and 2002, respectively.  The decrease in depreciation expense in the three months ended March 31, 2003 is primarily due to the impairment of certain fixed assets recorded in the latter half of 2002.

Intangible Assets Amortization

Intangible assets amortization expense was $1.6 million and $12.1 million for the three months ended March 31, 2003 and 2002, respectively.  The decrease in amortization expense in the three months ended March 31, 2003 is due to the impairment of intangible assets recorded in the third quarter of 2002, as well as the change in estimated lives of certain intangible assets from three years to ten years during the third quarter of 2002.

Realized Gain on Sale of Investments

We had a gain on sales of investments of $2.3 million for the three months ended March 31, 2002.  There were no such gains in the three months ended March 31, 2003.

Realized Loss on Sale or Impairment of Investments

We had a loss on impairment of public investments of $7.6 million for the three months ended March 31, 2002.  There were no losses recorded in the three months ended March
31, 2003.

Income Taxes

We recorded an income tax benefit of $9.0 million for the three months ended
March 31, 2002.  In March 2002, Congress enacted the Job Creation and Worker Assistant Act.  Through the enactment of this act, losses generated in 2001 and 2002 are permitted a five-year carryback.
The losses generated by us in these periods will be carried back to offset taxes paid in 1999 and
2000.  No such tax benefit was realized in 2003.  Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a valuation allowance has been provided against the gross deferred tax assets to properly reflect only recoverable taxes.

Net Loss

We recorded a net loss of $15.8 million or $0.11 per diluted share for the three months ended March 31, 2003 compared to a net loss of $31.1 million or $0.22 per diluted share for the three months ended March 31, 2002.  The decrease in the current quarter net loss as compared to the same period of the prior year was due primarily to a modest increase in revenues and a decrease in operating costs of $17.8 million due to workforce reductions and lower depreciation and amortization expenses of $11.1 million as a result of a decrease in the carrying value of intangible assets and certain fixed assets.  The decrease in the current year also resulted from no net loss on investments in the current year quarter as compared to a net loss on the sale or impairment of investments of $5.3 million.  These increased costs in the first quarter of 2002 were offset by a tax benefit of $9.0 million.

RECENT ACCOUNTING PROUNOUNCEMENTS

In November 2002, the FASB issued a Consensus, which clarified certain issues within EITF 00-21, "Revenue Arrangements with Multiple Deliverables."  The Consensus addresses how to allocate the revenue in an arrangement involving multiple deliverables into separate units of accounting consistent with the identified separate earnings processes of each deliverable for revenue recognition purposes.  The Issue also addresses how each element in a bundled sales arrangement should be measured and allocated to the separate units of accounting in the arrangement.  The Consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  We do not expect implementation of this Consensus to have a material effect on our financial statements.

In January 2003, the FASB issued FASB Interpretation (FIN) 46, "Consolidation of
Variable Interest Entities", an interpretation of Accounting Research Bulletin 51, "Consolidated
Financial Statements".  FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  FIN 46 expands disclosure if an enterprise consolidates a variable interest entity, and the Interpretation requires disclosure for those companies that hold significant variable interests in a variable interest entity but are not required to consolidate that interest.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities obtained after that date.  FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1,
2003.  Disclosure required by FIN 46 must be included in all financial statements issued after
January 31, 2003.  We have complied with the disclosure requirements of this Interpretation.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, we had cash and cash equivalents of $56.1 million compared to $47.2 million on December 31, 2002. In addition, on March 31, 2003 we had investments in short and long-term marketable debt securities of $68.2 million, as well as restricted cash of $18.4 million compared to $79.8 million in marketable debt securities and restricted cash of $18.1 million at December 31. 2002.

Net cash used in operating activities of $746,000 for the three months ended
March 31, 2003 included a net loss of $15.8 million and depreciation and amortization totaling $7.2 million.  Net cash used by operating activities of $26.1 million for the three months ended March
31, 2002 included a net loss of $31.1 million, noncash losses on impairment of investments of $7.6 million and depreciation and amortization of $18.4 million.  Net cash provided by investing activities of $9.5 million for the three months ended March 31, 2003 was primarily attributable to the sale of marketable debt securities offset by purchases of marketable debt securities and capital expenditures.  Net cash used by investing activities of $13.2 million for the three months ended
March 31, 2002 was primarily attributable to proceeds from the sale of marketable debt securities offset by purchases of marketable debt securities and capital expenditures.

Cash provided by financing activities of $67,000 for the three months ended March
31, 2003 was due to the issuance of common stock through the employee stock purchase plan offset by payments on borrowings.  Cash provided by financing activities of $3.5 million for the three months ended March 31, 2002 was primarily attributable to proceeds from the issuance of common stock through the exercise of options and the employee stock purchase plan.

Capital expenditures are expected to be no greater than $12.0 million for 2003.
We believe that existing funds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months.  Management intends to consider using cash to optimize our capital structure, which could include the repurchase, from time to time, of a portion of our outstanding debt securities or equity securities.  Any such repurchases or exchanges may be made in the open market, or in privately negotiated transactions or otherwise.  Any purchases of common stock in the open market will be conducted in accordance with Rule 10b-18.  Depending upon a variety of circumstances, the amount involved may be material.  We do not anticipate the need for additional funding in the foreseeable future.  Although we have not presently identified alternate or additional sources of long-term capital, if our cash needs were to change, we may consider
raising additional capital through debt or equity offerings in the public or private markets.   As
of March 31, 2003 we had obligations outstanding under notes payable totaling $118.0 million. Notes payable included $113.7 million of 5% Convertible Subordinated Notes, due March 2006.  Such
obligations were incurred to obtain proceeds for general corporate purposes and to finance acquisitions.

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

We refer to the fees charged to merchants based on the number of users who click on an advertisement or text link to visit websites of our merchant partners as "leads."  For leads, the arrangement is evidenced by a contract that stipulates the lead fee.  The fee becomes fixed and determinable upon delivery of the lead.  These revenues are recognized in the period in which the leads are delivered to the merchant, and are therefore not subject to refund.

In certain arrangements, we sell mutliple deliverables
to customers as part of a bundled arrangement.  For these arrangements, we allocate revenue to each deliverable based on the relative fair value of each deliverable.  Revenue is recognized in these arrangements as we deliver on our obligation.

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

We trade advertising on our Internet sites in exchange for advertisements on the
Internet sites of other companies, referred to as "barter revenue."  These revenues are recognized in the period in which the advertisements are delivered based on the fair market value of the services delivered.  We determine the fair market value of the service delivered based upon amounts charged for similar services in non-barter deals within the previous six-month period.

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

Goodwill and intangibles impairment

Effective January 1, 2002 under SFAS 142, "Goodwill and Other Intangible
Assets." goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually.  Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives.  Although the provisions of SFAS 142 were not effective in their entirety until January 1, 2002, the goodwill acquired in business combinations which occurred after June 30, 2001 fell under the condition of SFAS 142 requiring no amortization of goodwill arising from transactions completed after June 30, 2001.  Therefore, goodwill arising from any such transactions has not been amortized.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain statements in this Quarterly Report on Form 10-Q contain
"forward- looking statements." Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as "may," "will," "expects," "should," "believes," "plans,"
"anticipates," "estimates," "predicts," "potential," or "continue," and any other words of similar meaning.

Statements regarding our future financial performance or results of operations, including expected revenue growth, operating income growth, growth in leads, future expenses, future operating margins and other future or expected performance are subject to the following risks: a slowdown in advertising spending on the Internet in general, especially in the technology sector, or on CNET's properties in particular, which could be prompted by increased weakness in corporate or consumer spending or other factors; the failure of existing advertisers to meet or renew their advertising commitments; the loss of advertising revenue to CNET's competitors; the need for further cost reductions, which could increase severance costs and negatively impact operating income or cause such results to differ from company guidance; the risk that projected cost-reduction initiatives will not be achieved due to implementation difficulties or contractual spending commitments that cannot be reduced; the risk that cost reduction efforts will result in a loss of revenues due to a decrease in resources dedicated to generating revenues; the weakening of the
United States dollar, which could increase operating losses; the acquisition of businesses or the launch of new lines of business, which could decrease our cash position, increase operating expense and dilute operating margins; the risk of future impairment of our assets or the need to increase our reserve attributable to abandoned real estate; disruption of our service due to the failure of key infrastructure providers; the failure of CNET's users to adopt new paid service offerings; the costs associated with our initiatives to standardize our technology platforms or our failure to successfully complete those initiatives; the impact of political and economic conditions due to armed conflict or the threat of future terrorism in the United States and abroad; travel restrictions, quarantines and general economic disruptions due to major health concerns, such as the spread of Severe Acute Respiratory Syndrome (SARS); and the general risks associated with our businesses.

Any shortfall in revenue or earnings compared to analysts' or investors'
expectations could cause, and has in the past, caused an immediate and significant decline in the trading price of our common stock.  In addition, we may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and greater decline in the trading price of our common stock.

For a more detailed discussion of risks about our business, see CNET Networks,
Inc. Annual Report on Form 10-K for the year ended December 31, 2002 and subsequent Forms 8-K, as well as our definitive proxy statement dated April 14, 2003 and other Securities and Exchange
Commission filings, including under the captions "Risk Factors" and "Management's Discussion and
Analysis of Results of Operations."

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

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the United States Government and its agencies, and in high-quality corporate issuers that, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

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

On December 7, 2001, mySimon filed a motion for a dismissal of the case or, alternatively a new trial based on newly discovered evidence it believes SPG should have produced prior to the August 2000 trial.  On March 26, 2003, the court granted mySimon's motion for a new trial on the issue of whether SPG's mark had secondary meaning and on the likelihood of consumer confusion and gave SPG until May 15, 2003 to file an amended complaint.  The court also granted
mySimon's motion that sanctions be imposed against SPG and reserved a decision about what the appropriate sanctions should be until later proceedings.  No date for a new trial has been set.

During 2002, CNET offered to make a cash payment to the owner of one of its leased properties in San Francisco in exchange for the termination of its lease.  The landlord rejected the offer, and CNET subsequently ceased rent payments on the property.  In December 2002, the landlord sued CNET in San Francisco Superior Court for the collection of past due rent amounts together with damages related to the early termination of the lease due to CNET's failure to pay rent when due.  The parties settled the litigation in the first quarter of 2003.  The settlement amount is included in CNET's abandoned lease reserve.

ITEM 2. Changes in Securities and Use of Proceeds.  None.

ITEM 3. Defaults Upon Senior Securities.  None.

ITEM 4. Submission of Matters to a Vote of Security Holders.  None.

ITEM 5. Other Information.  None.

ITEM 6. Exhibits and Reports on Form 8-K.

  Exhibits

  99.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

  99.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

  99.3 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.4 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  Reports on Form 8-K.

    Current Report on Form 8-K dated January 31, 2003, Item 5 - "Other Items", which reported CNET's financial results for the three and twelve months ended December 31,
2002.

    Current Report on Form 8-K dated March 20, 2003, Item 7 - "Financial
Statements and Exhibits" and Item 9 - "Regulation FD Disclosure", which included the Certifications for the Annual Report on Form 10-K for the year ended December 31, 2002 of CNET's Chief Executive
Officer and CNET's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNET Networks, Inc.

(Registrant)

/s/ Douglas N. Woodrum

Douglas N. Woodrum

 Executive Vice President,
Chief Financial Officer

Dated: May 5, 2003

EXHIBIT INDEX

Exhibit

Number    Description

99.1     Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

99.2     Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

99.3     Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4     Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002