Form 10-Q
period 2003-06-30
CNET NETWORKS INC
filed 2003-08-05
CIK 1015577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

      (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-20939

CNET Networks, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	13-3696170
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

235 Second Street, San Francisco, CA 94105

(Address of Principal Executive Offices including Zip Code)

Telephone Number (415) 344-2000

(Registrant’s telephone number, including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         As of July 31, 2003 there were 140,294,194 shares of the registrant’s common stock outstanding.

CNET Networks, Inc.
TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets at June 30, 2003
and December 31, 2002	1

Condensed Consolidated Statements of Operations for the
three and six months ended June 30, 2003 and 2002	2

Condensed Consolidated Statements of Cash Flows for the six
months ended June 30, 2003 and 2002	3

Notes to the Condensed Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	22

PART II. Other Information

Item 1. Legal Proceedings	22

Item 2: Changes in Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4: Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	24

Item 6. Exhibits and Reports on Form 8-K	24

Signatures	25

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(000s, except share and per share data)

	June 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$72,766	$47,199
Investments in marketable debt securities	9,382	14,239
Accounts receivable, net	43,395	56,064
Other current assets	8,132	16,789

Total current assets	133,675	134,291

Restricted cash	18,926	18,067
Investments in marketable debt securities	47,530	65,602
Property and equipment, net	59,736	62,893
Other assets	20,890	21,406
Intangible assets, net	13,645	15,886
Goodwill	60,624	59,150

Total assets	$355,026	$377,295

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,610	$6,572
Accrued liabilities	66,612	62,833
Current portion of long-term debt	205	220

Total current liabilities	74,427	69,625

Non-current liabilities:
Long-term debt	117,701	117,738
Other liabilities	3,080	3,875

Total liabilities
	195,208	191,238
Stockholders' equity:
Common stock; $0.0001 par value; 400,000,000 shares
authorized; 139,621,595 outstanding at
June 30, 2003 and 139,251,879
outstanding at December 31, 2002	14	14
Notes receivable from stockholders	(397)	(397)
Additional paid-in-capital	2,700,115	2,698,980
Accumulated other comprehensive loss	(13,784)	(13,811)
Treasury stock, at cost	(30,428)	(30,428)
Accumulated deficit	(2,495,702)	(2,468,301)

Total stockholders' equity	159,818	186,057

Total liabilities and stockholders'equity	$355,026	$377,295

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(000s, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Internet	$46,864	$44,356	$88,913	$87,736
Publishing	11,537	12,882	26,076	25,154

Total revenues	58,401	57,238	114,989	112,890

Operating expenses:
Cost of revenues	34,079	37,177	70,280	74,312
Sales and marketing	17,365	20,230	35,082	40,984
General and administrative	11,019	15,990	21,065	28,749
Depreciation	3,855	6,766	9,467	13,007
Amortization of intangible assets	1,898	12,186	3,502	24,245

Total operating expenses	68,216	92,349	139,396	181,297

Operating loss	(9,815)	(35,111)	(24,407)	(68,407)

Non-operating income (expense):
Realized gains on sale of investments	--	98	--	2,434
Realized losses on sale or impairment of
investments	--	(701)	--	(8,366)
Interest income	563	1,267	1,236	2,639
Interest expense	(1,778)	(2,579)	(3,547)	(5,357)
Other	(271)	(101)	(266)	(104)

Total non-operating expense	(1,486)	(2,016)	(2,577)	(8,754)

Loss before income taxes	(11,301)	(37,127)	(26,984)	(77,161)
Income tax expense (benefit)	271	(11,309)	417	(20,293)

Net loss	$(11,572)	$(25,818)	$(27,401)	$(56,868)

Basic and diluted net loss per share	$(0.08)	$(0.19)	$(0.20)	$(0.41)

Shares used in calculating basic and diluted
net loss per share	139,432,692	138,772,593	139,343,944	138,720,732

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(000s)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net Loss	$(27,401)	$(56,868)
Adjustments to reconcile net loss to net cash
provided by (used in)
operating activities:
Depreciation and amortization	12,969	37,256
Asset impairment and disposals	91	128
Deferred taxes	--	9,557
Noncash interest	408	548
Noncash stock compensation	53	--
Allowance for doubtful accounts	1,607	4,899
(Gain) loss on sale and impairment of marketable
securities and privately held investments	(3)	5,937
Changes in operating assets and liabilities,
net of acquisitions:
Accounts receivable	11,062	4,988
Other assets	6,566	1,495
Accounts payable	1,038	159
Accrued liabilities	3,315	(8,720)
Other long-term liabilities	(665)	(1,068)
Foreign currency translation gain (loss)	536	(2,618)

Net cash provided by (used in) operating
activities	9,576	(4,307)

Cash flows from investing activities:
Purchase of marketable debt securities	(22,211)	(94,295)
Proceeds from sale of marketable debt securities	45,699	106,835
Proceeds from sale of marketable equity
investments	--	144
Proceeds from sale of (investments in)
privately held companies	--	3,000
Net cash paid for acquisitions	(2,018)	(4,022)
Capital expenditures	(6,244)	(10,572)

Net cash provided by investing activities	15,226	1,090

Cash flows from financing activities:
Payments received on stockholders' notes	--	149
Net proceeds from employee stock purchase plan	216	476
Net proceeds from exercise of options and warrants	866	3,136
Principal payments on borrowings	(317)	(249)

Net cash provided by financing activities	765	3,512

Net increase in cash and cash equivalents	25,567	295
Effect of exchange rate changes on cash and cash
equivalents	--	386
Cash and cash equivalents at the beginning of the
period	47,199	93,439

Cash and cash equivalents at the end of the period	$72,766	$94,120

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Continued)
(000s)

	Six Months Ended June 30,
	2003	2002
Supplemental disclosure of cash flow information:

Interest paid	$2,869	$4,323

Taxes refunded	$8,612	$31,697

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

(1) BASIS OF FINANCIAL STATEMENTS

BUSINESS AND BASIS OF PRESENTATION

CNET Networks, Inc. (CNET) is a global media company producing a branded global Internet network, print publications and a technology product database for both businesses and individuals.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in CNET’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, which contains additional financial and operating information and information concerning the significant accounting policies followed by CNET.

The condensed consolidated results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the current year or any other future period.

CONCENTRATION OF CREDIT RISK

Revenues from one customer, Gateway Inc., approximated 10% and 11% of total revenues for the three months ended June 30, 2003 and 2002, respectively and 13% and 11% of total revenues for the six months ended June 30, 2003 and 2002, respectively. Of the year-to-date revenues from this customer as of June 30, 2003, approximately 69% were generated from a custom publishing contract. Approximately 7% of CNET’s accounts receivable balance at June 30, 2003 related to Gateway Inc.

INCOME TAXES

Income tax expense has been recorded based on an estimated effective tax rate for the year ended December 31, 2003. The estimated effective tax rate has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided against the gross deferred tax assets. During the second quarter of 2003, CNET was refunded approximately $8.6 million of recoverable taxes. During the second quarter of 2002, CNET was refunded approximately $31.7 million of recoverable taxes.

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

GOODWILL AND INTANGIBLE ASSETS

Under Statement of Financial Accounting Standard (SFAS) 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives.

Goodwill and intangible assets of a reporting unit are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of its goodwill or intangible assets may not be recoverable. Impairment of reporting unit goodwill is evaluated based on a comparison of the reporting unit’s carrying value to the implied fair value of the reporting unit. Conditions that indicate that impairment of goodwill should be evaluated include a sustained decrease in our market value or an adverse change in business climate. On an ongoing basis, we will review goodwill for impairment on at least an annual basis. We have established August 31 as the valuation date on which this annual review will take place.

STOCK-BASED COMPENSATION

CNET accounts for its stock-based employee compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. The compensation expense is recorded over the vesting period of the grant.

CNET applies APB Opinion No. 25 in accounting for its stock-based compensation plans and, accordingly, no compensation cost has been recognized for the plans in the financial statements because options are granted at the current market price. Had CNET determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, CNET’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(000s except per share data)	2003	2002	2003	2002
Net loss:
As reported	$(11,572)	$(25,818)	$(27,401)	$(56,868)
Fair value based method
compensation expense	(5,535)	(14,762)	(11,475)	(31,355)

Proforma	$(17,107)	$(40,580)	$(38,876)	$(88,223)

Basic and diluted net loss per share:
As reported	$(0.08)	$(0.19)	$(0.20)	$(0.41)
Proforma	$(0.12)	$(0.29)	$(0.28)	$(0.64)

The effects of applying SFAS 123 in this pro forma disclosure is not indicative of the effects on reported results for future periods. SFAS No. 123 does not apply to awards prior to 1995. The weighted-average fair value of options granted in the three and six months ended June 30, 2003 was $3.53 and $2.89, and in the three and six months ended June 30, 2002 was $2.45 and $2.96, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and six months ended June 30, 2003 and 2002: no dividend yield; expected volatility of 102% and 104% for the three and six months ended June 30, 2003, respectively, and 105% for both periods in 2002; risk-free interest rate of 2.52% and 2.71% for the three and six months ended June 30, 2003, respectively, and of 4.33% and 4.38% for the three and six months ended June 30, 2002, respectively; and an expected life of five years for all periods.

At the annual meeting of stockholders on June 12, 2002, CNET’s stockholders approved the amendment of CNET’s stock option plans to permit the exchange of options having a strike price in excess of $12.00 for a lesser number of new options to be granted at least six months and one day from cancellation of the surrendered options. The offer to participate in the exchange expired on July 26, 2002. All surrendered options were cancelled as of July 27, 2002. A total of 8,690,250 options were surrendered. On January 28, 2003, 3,218,547 options were regranted at an exercise price of $2.535. Certain employees on leave of absence as of January 28, 2003 have subsequently returned to work and have been issued 10,060 options at an average exercise price of $2.03. For those employees on leave of absence as of January 28, 2003 and have not yet returned to work, their potential regrants, which total 7,273 options if issued, will be effective on the date of their return to work at an exercise price to be set on the fifth of the month following their return. The regranted options retained the same vesting schedule as the options they replaced, subject to a six-month standstill period that expired on July 28, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement supercedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. Under SFAS 146, the FASB has concluded that an entity’s commitment to a plan does not necessarily create a present obligation to others that meets the definition of a liability. The provisions of SFAS 146 are effective for exit and disposal activities initiated after December 31, 2002. CNET has adopted SFAS 146. This adoption has not had a material effect on our operation results or financial position.

In November 2002, the FASB issued FASB Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an Interpretation of SFAS 5, 57 and 107 and a rescission of FIN 34. The Interpretation expands the disclosure requirements for most guarantees. FIN 45 also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 has not had an impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation, regardless of which accounting method is used to account for stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. CNET has adopted the disclosure requirements of SFAS 148.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements.” FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 expands disclosure if an enterprise consolidates a variable interest entity, and the Interpretation requires disclosure for those companies that hold significant variable interests in a variable interest entity but are not required to consolidate that interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities establisheded after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. Disclosure required by FIN 46 must be included in all financial statements issued after January 31, 2003. As of June 30, 2003, CNET does not have any variable interest entities, and therefore, the adoption of FIN 46 has not had a material impact on our consolidated financial statements.

RECLASSIFICATIONS

Certain amounts in the financial statements and notes thereto have been reclassified to conform to the current year classification.

(2) ACQUISITIONS

On April 1, 2003, CNET acquired intellectual property and certain other assets of European Technology Forum, Ltd., an organizer of conferences and events aimed at the technology industry. On April 25, 2003, CNET acquired intellectual property and certain other assets of eRankings, Inc., a provider of news, reviews and in-depth information related to PC and video gaming. On May 6, 2003, CNET acquired intellectual property and certain other assets of GameFAQs.com, Inc, which provides an online community for users to post gaming strategy, hints, codes, tips and messages related to PC and video gaming. The total purchase price for all three acquisitions was $2.2 million. A total of $2.0 million was paid in cash with the remainder outstanding under a note payable that is to be paid within two years of the acquisition. The transactions have been accounted for using the purchase method of accounting.

The total purchase price has been allocated to the tangible and intangible assets based on estimates of their respective fair values. Based on preliminary estimates the aggregate purchase price of $2.2 million was allocated to intangible assets of approximately $800,000 that are being amortized over a three-year period and goodwill of approximately $1.4 million.

(3) GOODWILL AND INTANGIBLE ASSETS

Acquired Intangible Assets

The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

(000s)	June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible
assets:
Tradename/trademarks	$29,883	$(19,858)	$10,025
Registered Users	2,185	(1,419)	766
Subscriptions	4,086	(2,770)	1,316
Content	465	(25)	440
Noncompetition agreements	373	(31)	342
Developed technology	1,641	(885)	756

Total	$38,633	$(24,988)	$13,645

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible
assets:
Tradename/trademarks	$29,616	$(17,502)	$12,114
Registered Users	2,100	(1,254)	846
Subscriptions	4,086	(2,463)	1,623
Developed technology	2,016	(713)	1,303

Total	$37,818	$(21,932)	$15,886

Intangibles that are subject to amortization are amortized on a straight-line basis over three years, except for certain trademarks that are amortized over ten years. Estimated future amortization expense related to other intangible assets at June 30, 2003 is as follows:

(000s)
Q3 and Q4 2003	$2,668
2004	2,504
2005	1,932
2006	1,543
2007	1,319
Thereafter	3,679

$13,645

Goodwill

The following table set forth the changes in goodwill for the six months ended June 30, 2003:

(000s)	Total	U.S. Media	Computer Shopper	Channel Services	Asia	Europe
Balance as of December 31, 2002	$59,150	$29,812	$19,659	$5,209	$2,830	$1,640
Acquisitions	1,474	1,228	--	--	5	241

Balance as of June 30, 2003	$60,624	$31,040	$19,659	$5,209	$2,835	$1,881

(4) NET LOSS PER SHARE

The following table sets forth the computation of net loss per share:

(000s except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic and Diluted Earnings Per Share:
Loss available to common stockholders	$(11,572)	$(25,818)	$(27,401)	$(56,868)

Weighted average shares - basic and
diluted	139,432,692	138,772,593	139,343,944	138,720,732

Basic and diluted loss per common share	$(0.08)	$(0.19)	$(0.20)	$(0.41)

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Basic and diluted net loss per share for the three months ended June 30, 2003 does not include the effect of 2,744,097 common shares related to options at an average exercise price of $4.21 or 1,670 shares of unvested restricted stock with an average exercise price of $1.18 per share or 3,040,242 common shares related to the 5% Convertible Subordinated Notes offering with an average conversion price of $37.41 per share because their effect is anti-dilutive. Basic and diluted net loss per share for the three months ended June 30, 2002 does not include the effect of 9,864 shares of unvested restricted stock with an average exercise price of $1.26 per share because their effect is anti-dilutive. In addition, diluted net loss per share for the three months ended June 30, 2002 does not include the effect of 358,912 common shares related to options with an average exercise price of $3.59 per share and 4,622,624 common shares related to the 5% Convertible Subordinated Notes offering with an average conversion price of $37.41 per share because their effect is anti-dilutive.

Basic and diluted net loss per share for the six months ended June 30, 2003 does not include the effect of 1,526,212 common shares related to options at an average exercise price of $3.29 or 2,495 shares of unvested restricted stock with an average exercise price of $1.18 per share or 3,040,242 common shares related to the 5% Convertible Subordinated Notes offering with an average conversion price of $37.41 per share because their effect is anti-dilutive. Basic and diluted net loss per share for the six months ended June 30, 2002 does not include the effect of 10,903 shares of unvested restricted stock with an average exercise price of $1.26 per share because their effect is anti-dilutive. In addition, diluted net loss per share for the three months ended June 30, 2002 does not include the effect of 1,756,220 common shares related to options with an average exercise price of $5.04 per share and 4,622,624 common shares related to the 5% Convertible Subordinated Notes offering with an average conversion price of $37.41 per share because their effect is anti-dilutive.

(5) COMPREHENSIVE LOSS

The changes in the components of other comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(000s)	2003	2002	2003	2002
Unrealized holding gain (loss) from:
Marketable debt securities	$(356)	$727	$(590)	$104
Deferred taxes related to
unrealized holding (gains) losses	18	(291)	37	(42)

	(338)	436	(553)	62
Foreign currency translation gain (loss)	502	(664)	580	(2,618)

	$164	$(228)	$27	$(2,556)

The components of other comprehensive loss are:

	Three Months Ended June 30,		Six Months Ended June 30,
(000s)	2003	2002	2003	2002
Net loss	$(11,572)	$(25,818)	$(27,401)	$(56,868)

Other comprehensive income:
Unrealized holding gains arising
during the period, net of tax	$3	$531	$15	$569
Unrealized holding losses arising
during the period, net of tax	(341)	(95)	(568)	(507)
Foreign currency translation gain
(loss)	502	(664)	580	(2,618)

Comprehensive loss	$(11,408)	$(26,046)	$(27,374)	$(59,424)

(6) SEGMENTS

CNET’s primary areas of measurement and decision-making include three principal business segments. Based upon the criteria established by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” CNET has determined that its business segments are U.S. Media, International Media and Channel Services. U.S. Media consists of an online network including Internet sites providing sources of technology information, as well as shopping services and a technology print publication providing technology news and information. International Media includes the delivery of online technology information and several technology print publications in non-U.S. markets. Channel Services includes a product database licensing business and an online technology marketplace for resellers, distributors and manufacturers.

Summarized information by segment as excerpted from the internal management reports is as follows:

(000s)	Three Months Ended June 30, 2003
	U.S. Media	Inter- national Media	Channel Services	Other	Total
Revenues	$45,222	$9,034	$4,145	$--	$58,401
Operating expenses	43,644	9,929	4,546	10,097	68,216

Operating
income(loss)	$1,578	$(895)	$(401)	$(10,097)	$(9,815)

	Three Months Ended June 30, 2002
	U.S. Media	Inter- national Media	Channel Services	Other	Total
Revenues	$46,730	$6,747	$3,761	$--	$57,238
Operating expenses	51,879	8,681	5,094	26,695	92,349

Operating loss	$(5,149)	$(1,934)	$(1,333)	$(26,695)	$(35,111)

	Six Months Ended June 30, 2003
	U.S. Media	Inter- national Media	Channel Services	Other	Total
Revenues	$91,014	$15,801	$8,174	$--	$114,989
Operating expenses	87,999	19,855	8,808	22,734	139,396

Operating
income(loss)	$3,015	$(4,054)	$(634)	$(22,734)	$(24,407)

	Six Months Ended June 30, 2002
	U.S. Media	Inter- national Media	Channel Services	Other	Total
Revenues	$93,833	$11,827	$7,230	$--	$112,890
Operating expenses	106,043	16,888	10,443	47,923	181,297

Operating loss	$(12,210)	$(5,061)	$(3,213)	$(47,923)	$(68,407)

Since operating income (loss) before depreciation and amortization is the measure of operating performance that management uses for making decisions and allocating resources, certain operating costs are not allocated across segments. These unallocated operating costs, included in “Other” in the tables above, represent all costs related to the realignment of CNET’s business and all depreciation and amortization expenses, as well as asset impairment and disposal charges. For the three months ended June 30, 2003, “Other” includes $4.3 million of realignment expenses and depreciation and amortization expenses of $5.8 million. The $4.3 million of realignment expenses consisted of $2.0 of lease abandonment expense and $2.3 million of severance (relating to 33 employees). This $4.3 million of expense was included in the statement of operations as $1.1 million in cost of revenue, $114,000 in sales and marketing and $3.1 million in general and administrative expenses. For the three months ended June 30, 2002, “Other” includes $7.7 million of realignment expenses and depreciation and amortization expenses of $19.0 million. The $7.7 million of realignment expenses consisted of $2.2 million in lease abandonment charges, $5.2 million in severance and $315,000 in other realignment related expenses. This $7.7 million of expense was included in the statement of operations as $535,000 in cost of revenue, $327,000 in sales and marketing and $6.9 million in general and administrative expenses.

For the six months ended June 30, 2003, “Other” includes $9.8 million of realignment expenses and depreciation and amortization expenses of $12.9 million. The $9.8 million of realignment expenses consisted of $2.8 million of lease abandonment expense, $890,000 of costs associated with the termination of CNET’s on-air radio operations, and $6.1 million of severance (relating to 135 employees). This $9.8 million of expense was included in the statement of operations as $3.9 million in cost of revenue, $925,000 in sales and marketing and $5.0 million in general and administrative expenses. Of the $7.0 million of severance and radio termination costs that were expensed in the first half of 2003, $1.7 million had not yet been paid out by June 30, 2003. For the six months ended June 30, 2002, “Other” includes $10.6 million of realignment expenses and depreciation and amortization expenses of $37.3 million. The $10.6 million of realignment expenses consisted of $3.1 in lease abandonment charges, $5.6 million in severance and $1.9 million of other realignment related expenses. This $10.6 million of expense was included in the statement of operations as $659,000 in cost of revenue, $339,000 in sales and marketing and $9.7 million in general and administrative expenses.

Assets are not allocated to segments for internal reporting purposes. Segment operating income (loss) before realignment expenses and depreciation and amortization should not be considered a substitute for operating income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

(7) COMMITMENTS AND CONTINGENCIES

Lease Abandonment

In 2001, CNET performed an evaluation of its domestic and international real estate requirements. This evaluation resulted in the consolidation or abandonment of several leased facilities. In connection with these abandoned leases, CNET established an accrual for lease abandonment. The balance in this accrual was $9.8 million at December 31, 2002. During the six-month period ended June 30, 2003, cash expenditure reductions to this accrual were $3.0 million, and an additional $2.8 million was added to the accrual due to modifications of certain assumptions regarding the timing of subleasing the facilities and higher than anticipated costs to terminate two of the leases. At June 30, 2003, a balance of $9.6 million remained in this accrual. The total undiscounted liability under these leases, assuming that the spaces cannot be sublet, is approximately $13.6 million.

Legal

In August 1999, Simon Property Group (SPG) filed a trademark infringement suit in federal district court in Indianapolis against mySimon, Inc. (mySimon), a subsidiary of CNET acquired on February 29, 2000. SPG alleged that the mySimon trademark infringed SPG’s “Simon” trademark. On August 31, 2000, following a trial on the subject, the jury found in favor of SPG and awarded damages against mySimon in the amount of $11.5 million in compensatory damages, $5.3 million for corrective advertising, and $10.0 million in punitive damages. On September 25, 2000, the court entered an order establishing an escrow for royalties pending final resolution of the litigation where mySimon pays into escrow 2% of its gross cash receipts each month.

On January 24, 2001, the judge eliminated the $11.5 million compensatory damages award, reduced the $10.0 million punitive damages award to the statutory minimum of $50,000, and offered SPG the opportunity to accept ten dollars (a remittitur) for damages attributable to corrective advertising in exchange for immediate entry of judgment for the entire case in lieu of a re-trial on the subject of corrective advertising. On February 14, 2001, SPG filed its election to seek a re-trial on the issue of corrective advertising in lieu of the ten-dollar remittitur. The judge’s January 24, 2001 order also provided that if the jury’s verdict of trademark infringement is upheld on appeal, mySimon will be required to change its name and domain name. The judge’s January 24, 2001 order stated that when final judgment was entered he would stay the name change pending the completion of the appeal process.

On December 7, 2001, mySimon filed a motion for a dismissal of the case or, alternatively a new trial based on newly discovered evidence it believes SPG should have produced prior to the August 2000 trial. On March 26, 2003, the court granted mySimon’s motion for a new trial on all issues, thereby eliminating the original jury verdict. The court also granted mySimon’s motion that sanctions be imposed against SPG and reserved a decision about what the appropriate sanctions should be until later proceedings. No date for a new trial has been set. It is not possible to predict the amount of damages, if any, that could be awarded in a re-trial; however, such amounts could be material to our results of operations and financial condition.

In December 2000 and February 2001, two groups of former employees of Ziff-Davis filed similar lawsuits in the United States District Court for the District of Massachusetts under the titles Beach et al v. Softbank Corp and Drebin and Lane v. Softbank Corp. The lawsuits name as defendants Softbank Corp, Softbank Holdings and Ziff-Davis, Inc. The complaints allege (a) violations of Section 10(b) and Section 20 of the Securities Exchange Act, (b) violations of state laws against fraud and negligent misrepresentation and (c) breach of fiduciary duty in connection with the exchange of the plaintiffs’ options to purchase Softbank shares for options to purchase shares of Ziff-Davis in 1999, prior to CNET’s acquisition of ZDNet. Softbank America has agreed to indemnify CNET against these claims to the extent not covered by insurance. The parties have entered into a settlement agreement that will result in the dismissal of the case with prejudice. As a result of insurance coverage and the Softbank indemnification, CNET will not incur any liability related to this litigation or the settlement.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially. Further information about these forward-looking statements and risks associated with our business can be found below under the subheading “Special Note Regarding Forward-Looking Statements and Risk Factors.”

GENERAL

CNET Networks, Inc., a leading global media company informing and connecting buyers, users and sellers of technology, produces a branded global Internet network, print publications and a technology product database for both businesses and individuals. Using unbiased content as our platform, we have built marketplaces for technology and consumer products, and, through our CNET Channel division, we are a leading provider of standardized product data used in computer and electronics sales and distribution channels.

We earn revenues from:

o	sales of advertising on our Internet network and in our print publications
o	fees earned when our Internet network users click on an advertisement or text link to visit the websites of our merchant partners, which we refer to as “leads”
o	revenues from licensing our Channel Services product database
o	subscriptions to our ChannelOnline product procurement service, as well as other paid services

Cost of revenues includes costs associated with the production and delivery of our Internet channels, print publications and creation of our product database and related technology. The principal elements of cost of revenues for our operations are payroll and related expenses for the editorial, production and technology staff, and costs for facilities.

Sales and marketing expenses consist primarily of payroll and related expenses, consulting fees and advertising expenses. General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses.

We continue to take actions to simplify our organizational structure by realigning our business around key business categories. We initiated reductions in our global workforce and have incurred additional expenses as we continued to lower our cost structure through the discontinuance of several non-profitable or non-growth areas of our Internet operations and the abandonment of certain leases. We have referred to the costs incurred to realign our business as “realignment costs”. These realignment costs amounted to $4.3 million and $7.7 million in the three months ended June 30, 2003 and 2002 and $9.8 million and $10.6 million in the six months ended June 30, 2003 and 2002, respectively, and are included in cost of revenues, sales and marketing, and general and administrative expense, as more fully described below. We do not anticipate that we will incur any significant additional realignment charges during the remainder of 2003.

Additionally, we have invested in several meaningful technology initiatives including sales force automation, a unified ad delivery platform and a unified publishing platform. This investment is expected to simplify our operations and build a scalable infrastructure. We believe our realignment efforts and the creation of a standardized, global technology platform have resulted in costs savings and scalable systems that will enable us to grow more efficiently.

RESULTS OF OPERATIONS

Revenues

Total Revenues

Total revenues were $58.4 million, $57.2 million, $115.0 million and $112.9 million for the three and six months ended June 30, 2003 and 2002, respectively. Total revenues increased for both the quarter and year-to-date 2003 primarily due to an increase in Internet advertising revenue. Although publishing revenues are up for the six months ended June 30, 2003 as compared to the same period of prior year, publishing revenues have decreased for the three months ended June 30, 2003 versus the three months ended June 30, 2002.

For the three and six months ended June 30, 2003, approximately $3.0 million and $5.9 million of our revenues were derived from barter transactions compared to $2.9 million and $5.7 million for the three and six months ended June 30, 2002, whereby we delivered advertisements on our Internet channels in exchange for advertisements on the Internet sites of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements delivered, and the corresponding revenues and marketing expenses were recognized when the advertisements were delivered.

Internet Revenues

Internet revenues were $46.9 million and $44.4 million and represented 80% and 77% of total revenues for the three months ended June 30, 2003 and 2002, respectively. Internet revenues were $88.9 million and $87.7 million and represented 77% and 78% of total revenues for the six months ended June 30, 2003 and 2002, respectively. The increase in revenues of $2.5 million for the three months ended June 30, 2003 and of $1.2 million for the six months ended June 30, 2003 compared to the same periods of the prior year was primarily due to an increase in Internet advertising revenue.

We believe that our award-winning editorial content and buying advice have helped to attract greater online brand advertising dollars as the overall market for Internet advertising slowly improves. The increase in revenues from online brand advertising has been partially offset by a decline in lead revenue. We completed the transition of our shopping services to the new uniform publishing platform in the second quarter of 2003, which should allow us to turn our focus to product enhancement and innovation in the area of shopping services.

Publishing Revenues

Publishing revenues were $11.5 million and $12.9 million and represented 20% and 23% of total revenues for the three months ended June 30, 2003 and 2002, respectively. The decrease in publishing revenues in the three months ended June 30, 2003 was primarily due to lower custom publishing revenues than in the three months ended June 30, 2002, as well as a decrease in advertising revenues from our Computer Shopper publication. Publishing revenues were $26.1 million and $25.2 million and represented 23% and 22% of total revenues for the six months ended June 30, 2003 and 2002, respectively. The increase in publishing revenues for the six months ended June 30, 2003 over prior year is primarily due to an increase in year-to-date custom publishing revenues as compared to prior year, as well as the inclusion of publishing revenues from our Korean operation, which was acquired in the fourth quarter of 2002.

Segment Revenues and Operating Expenses

For the three and six months ended June 30, 2003 as compared to the same periods of the prior year, revenues have decreased for the U.S. Media segment, while they have increased for the International Media and Channel Services segments. The decrease in revenues for U.S. Media is primarily related to the cessation of our radio operations and a decrease in print revenue partially offset by an increase in Internet advertising revenue. The increase in revenues for the International Media segment is partially due to several small acquisitions, as well as growth in Internet advertising revenue. The increase in revenues for Channel Services is due to an increase in licensing.

For the three and six months ended June 30, 2003, all three business segments have decreased operating costs as a percent of related revenues as compared to the same periods of prior year primarily as an effect of headcount reductions and other cost saving measures.

Cost of Revenues

Total cost of revenues was $34.1 million and $37.2 million for the three months ended June 30, 2003 and 2002, representing approximately 58% and 65% of total revenues, respectively. Total cost of revenues was $70.3 million and $74.3 million for the six months ended June 30, 2003 and 2002, representing approximately 61% and 66% of total revenues, respectively. The decrease in cost of revenues is primarily related to workforce reductions, and, in part, from cost efficiencies gained through the implementation of our new uniform publishing platform. Approximately $1.1 million and $3.9 million of realignment costs were included in cost of revenues for the three and six months ended June 30, 2003, respectively. Approximately $535,000 and $659,000 of realignment costs were included in cost of revenues for the three and six months ended June 30, 2002, respectively.

Sales and Marketing

Sales and marketing expenses were $17.4 million and $20.2 million for the three months ended June 30, 2003 and 2002, respectively, representing 30% and 35% of total revenues for each of the periods. Sales and marketing expenses were $35.1 million and $41.0 million for the six months ended June 30, 2003 and 2002, respectively, representing 31% and 36% of total revenues for each of the periods. The decrease in both periods of 2003 as compared to 2002 was primarily due to the workforce reductions. Approximately $114,000 and $925,000 of realignment costs were included in sales and marketing for the three and six months ended June 30, 2003, respectively. Approximately $327,000 and $339,000 of realignment costs were included in sales and marketing for the three and six months ended June 30, 2002, respectively.

General and Administrative

General and administrative expenses were $11.0 million and $16.0 million for the three months ended June 30, 2003 and 2002, respectively, representing 19% and 28% of total revenues for each of the periods, respectively. General and administrative expenses were $21.1 million and $28.7 million for the six months ended June 30, 2003 and 2002, respectively, representing 18% and 25% of total revenues for each of the periods, respectively. The decrease of $5.0 million for the three months ended June 30, 2003 and $7.6 million for the six months ended June 30, 2003 over the same periods of prior year was due to higher realignment costs in the first two quarters of 2002, as well as the impact of our workforce reductions taken in 2002 that resulted in lower general and administrative expenses in the two quarters of 2003. Approximately $3.1 million and $5.0 million of realignment costs were included in general and administrative for the three and six months ended June 30, 2003, respectively. Approximately $6.9 million and $9.7 million of realignment costs were included in general and administrative for the three and six months ended June 30, 2002, respectively. Included in these realignment costs were lease abandonment expenses of $2.0 million and $2.8 million for the three and six months ended June 30, 2003 and $2.2 million and $3.2 million for the three and six months ended June 30, 2002.

Depreciation

Depreciation expense was $3.9 million and $6.8 million for the three months ended June 30, 2003 and 2002 and $9.5 million and $13.0 million for the six months ended June 30, 2003 and 2002 respectively. The decrease in depreciation expense in the three and six months ended June 30, 2003 is primarily due to the impairment of certain fixed assets, which was recorded in the latter half of 2002.

Intangible Assets Amortization

Intangible assets amortization expense was $1.9 million and $12.2 million for the three months ended June 30, 2003 and 2002, respectively. Intangible assets amortization expense was $3.5 million and $24.2 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in amortization expense in the three and six months ended June 30, 2003 is due to the impairment of intangible assets recorded in the third quarter of 2002, as well as the change in estimated lives of certain intangible assets from three years to ten years during the third quarter of 2002.

Realized Gain on Sale of Investments

We had a gain on sales of investments of $98,000 and $2.4 million for the three and six months ended June 30, 2002. There were no such gains in the three and six months ended June 30, 2003.

Realized Loss on Sale or Impairment of Investments

We had a loss on impairment of public and private investments of $701,000 and $8.4 million for the three and six months ended June 30, 2002. There were no losses recorded in the three and six months ended June 30, 2003.

Income Taxes

We recorded an income tax benefit of $11.3 million and $20.3 million for the three and six months ended June 30, 2002, respectively. No such tax benefit was realized in 2003. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided against the gross deferred tax assets.

Net Loss

We recorded a net loss of $11.6 million or $0.08 per diluted share for the three months ended June 30, 2003 compared to a net loss of $25.8 million or $0.19 per diluted share for the three months ended June 30, 2002. The decrease in the current quarter net loss as compared to the same period of the prior year was due primarily to a modest increase in revenues and a decrease in operating costs of $24.1 million. $10.9 million of the decrease was due to operating efficiencies, primarily from our workforce reductions and lower depreciation and amortization expenses of $13.2 million.

We recorded a net loss of $27.4 million or $0.20 per diluted share for the six months ended June 30, 2003 compared to a net loss of $56.9 million or $0.41 per diluted share for the six months ended June 30, 2002. The decrease in the current year-to-date net loss as compared to the same period of the prior year was due primarily to a modest increase in revenues and a decrease in operating costs of $41.9 million. $17.6 million of the decrease was due to operating efficiencies primarily due to workforce reductions and lower depreciation and amortization expenses of $24.3 million. The decrease in the current year also resulted from no net loss on investments in the current year quarter as compared to a net loss on the sale or impairment of investments of $5.9 million. These increased costs in the first half of 2002 were offset by a tax benefit of $20.3 million.

RECENT ACCOUNTING PROUNOUNCEMENTS

In November 2002, the FASB issued a Consensus, which clarified certain issues within EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The Consensus addresses how to allocate the revenue in an arrangement involving multiple deliverables into separate units of accounting consistent with the identified separate earnings processes of each deliverable for revenue recognition purposes. The Issue also addresses how each element in a bundled sales arrangement should be measured and allocated to the separate units of accounting in the arrangement. The Consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently analyzing this Consensus to determine its impact on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation (FIN) 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements”. FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 expands disclosure if an enterprise consolidates a variable interest entity, and the Interpretation requires disclosure for those companies that hold significant variable interests in a variable interest entity but are not required to consolidate that interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities established after that date. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. Disclosure required by FIN 46 must be included in all financial statements issued after January 31, 2003. As of June 30, 2003, we do not have any variable interest entities, and therefore, the adoption of FIN 46 has not had a material impact on our consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We are currently analyzing SFAS 150 to determine its impact on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had cash and cash equivalents of $72.8 million compared to $47.2 million on December 31, 2002. In addition, on June 30, 2003 we had investments in short and long-term marketable debt securities of $56.9 million, as well as restricted cash of $18.9 million compared to $79.8 million in marketable debt securities and restricted cash of $18.1 million at December 31, 2002.

Net cash provided by operating activities of $9.6 million for the six months ended June 30, 2003 included a net loss of $27.4 million and depreciation and amortization totaling $13.0 million. Also during the second quarter of 2003, CNET was refunded approximately $8.6 million of recoverable taxes. Net cash used by operating activities of $4.3 million for the three months ended June 30, 2002 included a net loss of $56.9 million, noncash losses on impairment of investments of $8.1 million and depreciation and amortization of $37.3 million offset by the receipt of a refund related to taxes of $31.6 million. Net cash provided by investing activities of $15.2 million for the six months ended June 30, 2003 was primarily attributable to the sale of marketable debt securities offset by purchases of marketable debt securities, acquisitions and capital expenditures. Net cash used by investing activities of $1.1 million for the six months ended June 30, 2002 was primarily attributable to proceeds from the sale of marketable debt securities offset by purchases of marketable debt securities, acquisitions and capital expenditures.

Cash provided by financing activities of $765,000 for the six months ended June 30, 2003 was due to the issuance of common stock through the exercise of stock options and the employee stock purchase plan and offset by payments on borrowings. Cash provided by financing activities of $3.5 million for the six months ended June 30, 2002 was primarily attributable to proceeds from the issuance of common stock through the exercise of options and the employee stock purchase plan.

Capital expenditures are expected to be no greater than $12.0 million for 2003. During the second quarter of 2003, we substantially completed our uniform publishing platform project.

We believe that existing funds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. Management intends to consider using cash to optimize our capital structure, which could include the repurchase, from time to time, of a portion of our outstanding debt securities or equity securities. Any such repurchases or exchanges may be made in the open market, or in privately negotiated transactions or otherwise. Any purchases of common stock in the open market will be conducted in accordance with Rule 10b-18. Depending upon a variety of circumstances, the amount involved may be material. We do not anticipate the need for additional funding in the foreseeable future. Although we have not presently identified alternate or additional sources of long-term capital, if our cash needs were to change, we may consider raising additional capital through debt or equity offerings in the public or private markets. As of June 30, 2003 we had obligations outstanding under notes payable totaling $117.9 million. Notes payable included $113.7 million of 5% Convertible Subordinated Notes, due March 2006. Such obligations were incurred to obtain proceeds for general corporate purposes and to finance acquisitions.

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

Revenue recognition

We recognize revenues once the following criteria are met:

o	Persuasive evidence of an arrangement exists
o	Delivery of our obligation to our customer has occurred
o	The price to be charged to the buyer is fixed or determinable
o	Collectibility of the fees to becharged is reasonably assured

We have several revenue streams. For each revenue stream, evidence of the arrangement, delivery and pricing may be different. For all revenue streams, we determine that collectibility is reasonably assured through a standardized credit review to determine each customer’s credit worthiness.

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

We refer to the fees charged to merchants based on the number of users who click on an advertisement or text link to visit websites of our merchant partners as “leads.” For leads, the arrangement is evidenced by a contract that stipulates the lead fee. The fee becomes fixed and determinable upon delivery of the lead. These revenues are recognized in the period in which the leads are delivered to the merchant, and are therefore not subject to refund.

In certain arrangements, we sell multiple deliverables to customers as part of a bundled arrangement. For these arrangements, we allocate revenue to each deliverable based on the relative fair value of each deliverable. Revenue is recognized in these arrangements as we deliver on our obligation.

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

We trade advertising on our Internet sites in exchange for advertisements on the Internet sites of other companies, referred to as “barter revenue.” These revenues are recognized in the period in which the advertisements are delivered based on the fair market value of the services delivered. We determine the fair market value of the service delivered based upon amounts charged for similar services in non-barter deals within the previous six-month period.

Collectibility of receivables

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our allowances on periodic assessment of our customer’s liquidity and financial condition through credit rating agencies reports, financial statement reviews and historical collection trends. If the financial condition of our customers were to deteriorate and thereby result in an inability to make payments, additional allowances would be required.

Goodwill and intangibles impairment

Effective January 1, 2002 under SFAS 142, “Goodwill and Other Intangible Assets.” goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. Although the provisions of SFAS 142 were not effective in their entirety until January 1, 2002, the goodwill acquired in business combinations which occurred after June 30, 2001 fell under the condition of SFAS 142 requiring no amortization of goodwill arising from transactions completed after June 30, 2001. Therefore, goodwill arising from any such transactions has not been amortized.

Goodwill and intangible assets of a reporting unit are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of its goodwill or intangible assets may not be recoverable. Impairment of reporting unit goodwill is evaluated based on a comparison of the reporting unit’s carrying value to the implied fair value of the reporting unit. Conditions that indicate that impairment of goodwill should be evaluated include a sustained decrease in our market value or an adverse change in business climate. On an ongoing basis, we will review goodwill for impairment on at least an annual basis with a valuation date of August 31 having been established as the date on which this annual review will take place.

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

Contingencies

We evaluate whether a liability must be recorded for contingencies based on whether a liability is probable and estimable. Our most significant contingencies are related to our ongoing mySimon litigation and our lease guarantee for office space in New York City (as described in Item 3 — ” Legal Proceedings” and Note 11 of Item 8 — “Financial Statements” in our Annual Report on Form 10-K, respectively). If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, we would be required to make additional lease payments under the guarantee. In regards to the ongoing mySimon litigation, it is not possible to predict the amount of damages attributable to corrective advertising that could be awarded in a re-trial; however such amounts, if settled adversely to us, could be material to our results of operations and financial condition.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Quarterly Report on Form 10-Q contains “forward- looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or “continue,” and any other words of similar meaning.

Statements regarding our future financial performance or results of operations, including expected revenue growth, operating income growth, growth in leads, future expenses, future operating margins and other future or expected performance are subject to the following risks: decreases in advertising spending on the Internet, especially in the technology sector, or on our properties in particular, which could be prompted by increased weakness in corporate or consumer spending or other factors; the failure of existing advertisers to meet or renew their advertising commitments; the loss of marketing revenue and users to our competitors, especially in the highly-competitive filed of comparative shopping services; the inability to develop or maintain a customer base with attractive product offerings, which could adversely affect our revenues; a decline in revenues from our print publications as more marketing spending shifts to the Internet; seasonal weakness in Internet usage during the summer months; consolidation among technology customers who are advertisers on our properties; the need for further cost reductions, which could increase severance costs and negatively impact operating income or cause such results to differ from company guidance; the weakening of the United States dollar, which could increase operating losses; the acquisition of businesses or the launch of new lines of business, which could decrease our cash position, increase operating expense and dilute operating margins; the risk of future impairment of our assets or the need to increase our reserve attributable to abandoned real estate; changes in domestic and international laws and regulations that could affect our operations; system disruptions or security breaks to our systems, which could disrupt our operations; and the general risks associated with our businesses.

Any shortfall in revenue or earnings compared to analysts’ or investors’ expectations could cause, and has in the past, caused an immediate and significant decline in the trading price of our common stock. In addition, we may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and greater decline in the trading price of our common stock.

For a more detailed discussion of risks about our business, see CNET Networks, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 and subsequent Forms 8-K, as well as our definitive proxy statement dated April 14, 2003 and other Securities and Exchange Commission filings, including under the captions “Risk Factors” and “Management’s Discussion and Analysis of Results of Operations.”

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

ITEM 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures”, as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as of a date (the Evaluation Date) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II.     OTHER INFORMATION

ITEM 1.     Legal Proceedings.

In August 1999, Simon Property Group (SPG) filed a trademark infringement suit in federal district court in Indianapolis against mySimon, Inc. (mySimon), a subsidiary of CNET acquired on February 29, 2000. SPG alleged that the mySimon trademark infringed SPG’s “Simon” trademark. On August 31, 2000, following a trial on the subject, the jury found in favor of SPG and awarded damages against mySimon in the amount of $11.5 million in compensatory damages, $5.3 million for corrective advertising, and $10.0 million in punitive damages. On September 25, 2000, the court entered an order establishing an escrow for royalties pending final resolution of the litigation where mySimon pays into escrow 2% of its gross cash receipts each month.

On January 24, 2001, the judge eliminated the $11.5 million compensatory damages award, reduced the $10.0 million punitive damages award to the statutory minimum of $50,000, and offered SPG the opportunity to accept ten dollars (a remittitur) for damages attributable to corrective advertising in exchange for immediate entry of judgment for the entire case in lieu of a re-trial on the subject of corrective advertising. On February 14, 2001, SPG filed its election to seek a re-trial on the issue of corrective advertising in lieu of the ten-dollar remittitur. The judge’s January 24, 2001 order also provided that if the jury’s verdict of trademark infringement is upheld on appeal, mySimon will be required to change its name and domain name. The judge’s January 24, 2001 order stated that when final judgment was entered he would stay the name change pending the completion of the appeal process.

On December 7, 2001, mySimon filed a motion for a dismissal of the case or, alternatively a new trial based on newly discovered evidence it believes SPG should have produced prior to the August 2000 trial. On March 26, 2003, the court granted mySimon’s motion for a new trial on all issues, thereby eliminating the original jury verdict. The court also granted mySimon’s motion that sanctions be imposed against SPG and reserved a decision about what the appropriate sanctions should be until later proceedings. No date for a new trial has been set. It is not possible to predict the amount of damages, if any, that could be awarded in a re-trial; however, such amounts could be material to our results of operations and financial condition.

In December 2000 and February 2001, two groups of former employees of Ziff-Davis filed similar lawsuits in the United States District Court for the District of Massachusetts under the titles Beach et al v. Softbank Corp and Drebin and Lane v. Softbank Corp. The lawsuits name as defendants Softbank Corp, Softbank Holdings and Ziff-Davis, Inc. The complaints allege (a) violations of Section 10(b) and Section 20 of the Securities Exchange Act, (b) violations of state laws against fraud and negligent misrepresentation and (c) breach of fiduciary duty in connection with the exchange of the plaintiffs’ options to purchase Softbank shares for options to purchase shares of Ziff-Davis in 1999, prior to CNET’s acquisition of ZDNet. Softbank America has agreed to indemnify CNET against these claims to the extent not covered by insurance. The parties have entered into a settlement agreement that will result in the dismissal of the case with prejudice. As a result of insurance coverage and the Softbank indemnification, CNET will not incur any liability related to this litigation or the settlement.

ITEM 2.	Changes in Securities and Use of Proceeds. None.

ITEM 3.	Defaults Upon Senior Securities. None.

ITEM 4	Submission of Matters to a Vote of Security Holders.

On May 22, 2003, CNET held its annual meeting of stockholders at which Shelby Bonnie and Eric Robison were re-elected as Class I directors. 129,825,449 votes were cast for Shelby Bonnie and 804,766 votes were withheld. 128,831,230 votes were cast for Eric Robison and 1,798,985 votes were withheld. John "Bud" Colligan, Mitchell Kertzman, Randall Mays, and Eric Hippeau continued as directors following the meeting.

127,641,742 votes were cast in favor of the amendment and restatement of CNET's 1996 Employee Stock Purcahse Plan to increase the number of shares of common stock that can be purchased by employees under the plan by 4,000,000 shares. 2,516,255 votes were cast against this amendment and restatement, and 472,218 votes abstained.

128,184,946 votes were cast in favor of the ratification of the appointment of KPMG LLP, 2,359,009 votes were cast against, and 86,260 votes abstained.

ITEM 5.	Other Information. None.

ITEM 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits.

10.1	Letter Agreement between Art Fatum and CNET Networks, Inc.

99.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), filed under Exhibit 31 of Item 601 of Regulation S-K

99.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), filed under Exhibit 31 of Item 601 of Regulation S-K

99.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K

99.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K

(b) Reports on Form 8-K.

(1)	Current Report on Form 8-K dated April 23, 2003, Item 9 - "Regulation FD Disclosure", which reported CNET's financial results for the three months ended March 31, 2003.

(2)	Current Report on Form 8-K dated June 13, 2003, Item 5 - "Other Items", which reported the resignation of Randall Mays from the Board of Diectors of CNET Networks, Inc.and chair of the Audit Committee.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNET Networks, Inc. (Registrant) BY: /S/ Douglas N. Woodrum —————————————— Douglas N. Woodrum Executive Vice President, Chief Financial Officer

Dated: August 5, 2003

EXHIBIT INDEX

Exhibit Number	Description
10.1	Letter Agreement between Art Fatum and CNET Networks, Inc.

99.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), filed under Exhibit 31 of Item 601 of Regulation S-K

99.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), filed under Exhibit 31 of Item 601 of Regulation S-K

99.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K

99.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished under Exhibit 32 of Item 601 of Regulation S-K