Form 10-Q
period 2003-09-30
CNET NETWORKS INC
filed 2003-11-12
CIK 1015577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-20939

CNET Networks, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3696170 (I.R.S. Employer Identification Number)

235 Second Street, San Francisco, CA 94105
(Address of Principal Executive Offices including Zip Code)

Telephone Number (415) 344-2000
(Registrant’s telephone number, including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         As of October 31, 2003 there were 141,624,657 shares of the registrant’s common stock outstanding.

CNET Networks, Inc.
TABLE OF CONTENTS

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets at September 30, 2003
and December 31, 2002	1

Condensed Consolidated Statements of Operations for the
three and nine months ended September 30, 2003 and 2002	2

Condensed Consolidated Statements of Cash Flows for the nine
months ended September 30, 2003 and 2002	3

Notes to the Condensed Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II. Other Information

Item 1. Legal Proceedings	24

Item 2. Changes in Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits and Reports on Form 8-K	25

Signatures	26

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(000s, except share and per share data)

	September 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$65,090	$47,199
Investments in marketable debt securities	15,855	14,239
Accounts receivable, net	41,103	56,064
Other current assets	9,416	16,789

Total current assets	131,464	134,291
Restricted cash	19,159	18,067
Investments in marketable debt securities	37,506	65,602
Property and equipment, net	56,597	62,893
Other assets	23,411	21,406
Intangible assets, net	12,150	15,886
Goodwill	60,624	59,150

Total assets	$340,911	$377,295

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,819	$6,572
Accrued liabilities	53,239	62,833
Current portion of long-term debt	125	220

Total current liabilities	60,183	69,625
Non-current liabilities:
Long-term debt	117,774	117,738
Other liabilities	2,763	3,875

Total liabilities	180,720	191,238
Stockholders' equity:
Common stock; $0.0001 par value; 400,000,000 shares
authorized; 141,286,733 outstanding at
September 30, 2003 and 139,251,879
outstanding at December 31, 2002	14	14
Notes receivable from stockholders	(267)	(397)
Additional paid-in-capital	2,705,793	2,698,980
Accumulated other comprehensive loss	(13,381)	(13,811)
Treasury stock, at cost	(30,428)	(30,428)
Accumulated deficit	(2,501,540)	(2,468,301)

Total stockholders' equity	160,191	186,057

Total liabilities and stockholders'equity	$340,911	$377,295

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(000s, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Internet	$46,129	$42,103	$135,042	$129,839
Publishing	11,615	14,163	37,691	39,317

Total revenues	57,744	56,266	172,733	169,156

Operating expenses:
Cost of revenues	33,208	35,911	103,488	110,223
Sales and marketing	16,191	17,056	51,273	58,040
General and administrative	7,320	6,770	28,385	35,519
Depreciation	3,836	6,706	13,303	19,713
Amortization of intangible assets	1,715	8,917	5,217	33,162
Asset impairment	--	281,401	--	281,401

Total operating expenses	62,270	356,761	201,666	538,058

Operating loss	(4,526)	(300,495)	(28,933)	(368,902)
Non-operating income (expense):
Realized gains on sale of investments	--	376	--	2,810
Realized losses on sale or impairment of
investments	--	(7,282)	--	(15,648)
Interest income	576	1,380	1,812	4,019
Interest expense	(1,727)	(2,692)	(5,274)	(8,049)
Other	(222)	1,510	(488)	1,406

Total non-operating expense	(1,373)	(6,708)	(3,950)	(15,462)

Loss before income taxes	(5,899)	(307,203)	(32,883)	(384,364)
Income tax expense (benefit)	(61)	--	356	(20,293)

Net loss	$(5,838)	$(307,203)	$(33,239)	$(364,071)

Basic and diluted net loss per share	$(0.04)	$(2.21)	$(0.24)	$(2.62)

Shares used in calculating basic and diluted
net loss per share	140,529,839	138,888,158	139,737,338	138,776,774

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(000s)

	September 30,
	2003	2002
Cash flows from operating activities:
Net Loss	$(33,239)	$(364,071)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	18,520	52,875
Asset impairment and disposals	91	281,590
Gain on disposal of fixed assets	(333)	--
Deferred taxes	--	9,273
Noncash interest	622	938
Gain on debt retirement	--	(3,086)
Noncash stock compensation	53	--
Allowance for doubtful accounts	2,021	2,124
(Gain) loss on sale and impairment of marketable
securities and privately held investments	(10)	12,838
Changes in operating assets and liabilities, net of
acquisitions:
Accounts receivable	12,940	11,583
Other assets	2,729	(7,064)
Accounts payable	247	(1,770)
Accrued liabilities	(9,931)	(22,553)
Other long-term liabilities	(936)	(2,526)
Foreign currency translation gain (loss)	847	(2,627)

Net cash used in operating activities	(6,379)	(32,476)

Cash flows from investing activities:
Purchase of marketable debt securities	(41,573)	(131,373)
Proceeds from sale of marketable debt securities	68,837	153,055
Proceeds from sale of marketable equity
investments	--	304
Proceeds from sale of (investments in)
privately held companies	--	3,000
Proceeds from asset sales	342	--
Net cash paid for acquisitions	(2,018)	(7,094)
Capital expenditures	(7,791)	(14,071)

Net cash provided by investing activities	17,797	3,821

Cash flows from financing activities:
Payments received on stockholders' notes	130	149
Net proceeds from employee stock purchase plan	456	623
Net proceeds from exercise of options & warrants	6,304	3,136
Principal payments on borrowings and debt
retirement	(417)	(3,941)

Net cash provided by (used in) financing
activities	6,473	(33)

Net increase (decrease) in cash and cash
equivalents	17,891	(28,688)
Cash and cash equivalents at the beginning of the
period	47,199	93,439

Cash and cash equivalents at the end of the period	$65,090	$64,751

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Continued)
(000s)

	Nine Months Ended September 30,
	2003	2002
Supplemental disclosure of cash flow
information:
Interest paid	$5,712	$8,646

Taxes refunded	$(8,612)	$(31,697)

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

(1) BASIS OF FINANCIAL STATEMENTS

BUSINESS AND BASIS OF PRESENTATION

CNET Networks, Inc. (CNET) is a leading global media company informing and connecting buyers, users and sellers of personal technology, business technology and games and entertainment products.

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

The condensed consolidated results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the current year or any other future period.

CONCENTRATION OF CREDIT RISK

No revenues from any one customer exceeded 10% of total revenues for the three months ended September 30, 2003. Revenues from one customer, Gateway Inc., approximate 11% of total revenues for the nine months ended September 30, 2003. Revenues from this one customer approximated 14% and 11% of total revenues for the three and nine month-periods ended September 30, 2002, respectively. As of September 30, 2003, approximately 66% of the year-to-date revenues from Gateway, Inc. were generated from a custom publishing contract. Approximately 1% of CNET’s accounts receivable balance at September 30, 2003 related to Gateway Inc.

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

Goodwill and intangible assets of a reporting unit are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of its goodwill or intangible assets may not be recoverable. Impairment of reporting unit goodwill is evaluated based on a comparison of the reporting unit’s carrying value to the implied fair value of the reporting unit. Conditions that indicate that impairment of goodwill should be evaluated include a sustained decrease in our market value or an adverse change in business climate. CNET reviews goodwill for impairment on at least an annual basis. CNET has established August 31 as the valuation date on which this annual review takes place.

CNET performed its annual evaluation of goodwill and intangible assets impairment as of August 31, 2003. CNET determined that the carrying value of goodwill and other intangible assets for all its reporting units did not exceed their implied fair values.

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

(000s except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss:
As reported	$(5,838)	$(307,203)	$(33,239)	$(364,071)
Fair value based method
compensation expense	(6,280)	(2,445)	(17,755)	(33,800)

Proforma	$(12,118)	$(309,648)	$(50,994)	$(397,871)

Basic and diluted net loss per share:
As reported	$(0.04)	$(2.21)	$(0.24)	$(2.62)
Proforma	$(0.09)	$(2.23)	$(0.36)	$(2.87)

The effects of applying SFAS 123 in this pro forma disclosure is not indicative of the effects on reported results for future periods. SFAS No. 123 does not apply to awards prior to 1995. The weighted-average fair value of options granted in the three and nine months ended September 30, 2003 was $4.54 and $2.92, and in the three and nine months ended September 30, 2002 was $0.96 and $3.87, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and nine months ended September 30, 2003 and 2002: no dividend yield; expected volatility of 102% and 103% for the three and nine months ended September 30, 2003, respectively, and 105% for both periods in 2002; risk-free interest rate of 2.24% and 2.66% for the three and nine months ended September 30, 2003, respectively, and of 3.45% and 4.07% for the three and nine months ended September 30, 2002, respectively; and an expected life of 3.0 years and 4.96 years for the three and nine months ended September 30, 2003, respectively, and of 5.0 years for both the three and nine months ended September 30, 2002. Beginning with the third quarter of 2003, CNET decreased the estimate of the expected life of new options granted to employees from five years to three years. CNET based its expected life assumption on historical experience as well as the terms and vesting periods of the options granted. The reduction in the estimated expected life was a result of an analysis of CNET's historical experience.

At the annual meeting of stockholders on June 12, 2002, CNET’s stockholders approved the amendment of CNET’s stock option plans to permit the exchange of options having a strike price in excess of $12.00 for a lesser number of new options to be granted at least six months and one day from cancellation of the surrendered options. The offer to participate in the exchange expired on July 26, 2002. All surrendered options were cancelled as of July 27, 2002. A total of 8,690,250 options were surrendered. On January 28, 2003, 3,218,547 options were regranted at an exercise price of $2.535. Certain employees on leave of absence as of January 28, 2003 have subsequently returned to work and have been issued 10,060 options at an average exercise price of $2.03. For those employees who were on leave of absence as of January 28, 2003 and have not yet returned to work, their potential regrants, which total 7,273 options if issued, will be effective on the date of their return to work at an exercise price to be set on the fifth day of the month following their return. The regranted options retained the same vesting schedule as the options they replaced, subject to a six-month standstill period that expired on July 28, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement supercedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. Under SFAS 146, the FASB has concluded that an entity’s commitment to a plan does not necessarily create a present obligation to others that meets the definition of a liability. The provisions of SFAS 146 are effective for exit and disposal activities initiated after December 31, 2002. CNET has adopted SFAS 146. This adoption has not had a material effect on our operating results or financial position.

In November 2002, the FASB issued a Consensus, which clarified certain issues within EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The Consensus addresses how to allocate the revenue in an arrangement involving multiple deliverables into separate units of accounting consistent with the identified separate earnings processes of each deliverable for revenue recognition purposes. The Issue also addresses how each element in a bundled sales arrangement should be measured and allocated to the separate units of accounting in the arrangement. The Consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The implementation of this Consensus has not had a material effect on our operatiing results or financial position.

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

In December 2002, the FASB issued Statement of Financial Accounting Standard (SFAS) 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation, regardless of which accounting method is used to account for stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. CNET has adopted the disclosure requirements of SFAS 148.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements.” FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 expands disclosure if an enterprise consolidates a variable interest entity, and the Interpretation requires disclosure for those companies that hold significant variable interests in a variable interest entity but are not required to consolidate that interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities established after that date. FIN 46 applies for the first period ending after December 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. Disclosure required by FIN 46 must be included in all financial statements issued after January 31, 2003. As of September 30, 2003, CNET does not have any variable interest entities, and therefore, the adoption of FIN 46 has not had a material impact on our consolidated financial statements.

RECLASSIFICATIONS

Certain amounts in the financial statements and notes thereto have been reclassified to conform to the current year classification.

(2) ACQUISITIONS

On April 1, 2003, CNET acquired intellectual property and certain other assets of European Technology Forum, Ltd., an organizer of conferences and events aimed at the technology industry. On April 25, 2003, CNET acquired intellectual property and certain other assets of eRankings, Inc., a provider of news, reviews and in-depth information related to PC and video gaming. On May 6, 2003, CNET acquired intellectual property and certain other assets of GameFAQs.com, Inc, which provides an online community for users to post gaming strategy, hints, codes, tips and messages related to PC and video gaming. The aggregate purchase price for all three unrelated acquisitions was $2.2 million. A total of $2.0 million was paid in cash with the remainder outstanding under a note payable that is to be paid within two years of the acquisition. The transactions have been accounted for using the purchase method of accounting.

The total purchase price has been allocated to the tangible and intangible assets based on estimates of their respective fair values. The aggregate purchase price of $2.2 million was allocated to intangible assets of approximately $800,000 that are being amortized over a three-year period and goodwill of approximately $1.4 million.

(3) GOODWILL AND INTANGIBLE ASSETS

Acquired Intangible Assets

The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

(000s)	September 30, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortized intangible assets:
Tradename/trademarks	$29,490	$(18,966)	$10,524	$12,114
Registered Users	2,100	(1,978)	122	846
Subscriptions	4,086	(3,881)	205	1,623
Content	550	(79)	471	--
Noncompetition agreements	373	(124)	249	--
Developed technology	1,641	(1,062)	579	1,303

Total	$38,240	$(26,090)	$12,150	$15,886

Given the declines in the equity markets and in CNET’s stock price during the third quarter of 2002, the results of CNET’s annual impairment test performed as of August 31, 2002 indicated the carrying value of goodwill and other intangible assets for the U.S. Media reporting unit exceeded their implied fair values, and an impairment charge of $239.1 million for goodwill and $40.5 million for intangible assets of that reporting unit was recorded in the third quarter of 2002. Additionally, certain other assets, including fixed assets, totaling $1.8 million were deemed to be impaired and were written-off.

Intangibles that are subject to amortization are amortized on a straight-line basis over three years, except for certain trademarks that are amortized over ten years. Estimated future amortization expense related to other intangible assets at September 30, 2003 is as follows:

(000s)
Q4 2003	$962
2004	2,638
2005	1,939
2006	1,572
2007	1,344
Thereafter	3,695

$12,150

Goodwill

The following table sets forth the changes in goodwill for the nine months ended September 30, 2003:

(000s)	Total	U.S. Media	Computer Shopper	Channel Services	Asia	Europe
Balance as of December 31, 2002	$59,150	$29,812	$19,659	$5,209	$2,830	$1,640
Acquisitions	1,474	1,228	--	--	5	241

Balance as of September 30, 2003	$60,624	$31,040	$19,659	$5,209	$2,835	$1,881

(4) NET LOSS PER SHARE

The following table sets forth the computation of net loss per share:

(000s except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic and Diluted Earnings Per Share
Loss available to common stockholders	$(5,838)	$(307,203)	$(33,239)	$(364,071)

Weighted average shares - basic and diluted	140,529,839	138,888,158	139,737,338	138,776,774

Basic and diluted loss per common share	$(0.04)	$(2.21)	$(0.24)	$(2.62)

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period.

Basic and diluted net loss per share for the three months ended September 30, 2003 does not include the effect of 6,955,718 common shares related to options at an average exercise price of $7.49 or 524 shares of unvested restricted stock with an average exercise price of $1.18 per share or 3,040,242 common shares related to the 5% Convertible Subordinated Notes offering with an average conversion price of $37.41 per share because their effect is anti-dilutive. Basic and diluted net loss per share for the three months ended September 30, 2002 does not include the effect of 6,584 shares of unvested restricted stock with an average exercise price of $1.18 per share because their effect is anti-dilutive. In addition, diluted net loss per share for the three months ended September 30, 2002 does not include the effect of 12,397 common shares related to options with an average exercise price of $1.28 per share and 4,622,624 common shares related to the 5% Convertible Subordinated Notes offering with an average conversion price of $37.41 per share because their effect is anti-dilutive.

Basic and diluted net loss per share for the nine months ended September 30, 2003 does not include the effect of 3,336,048 common shares related to options at an average exercise price of $4.69 or 1,838 shares of unvested restricted stock with an average exercise price of $1.18 per share or 3,040,242 common shares related to the 5% Convertible Subordinated Notes offering with an average conversion price of $37.41 per share because their effect is anti-dilutive. Basic and diluted net loss per share for the nine months ended September 30, 2002 does not include the effect of 9,464 shares of unvested restricted stock with an average exercise price of $1.23 per share because their effect is anti-dilutive. In addition, diluted net loss per share for the three months ended September 30, 2002 does not include the effect of 1,174,946 common shares related to options with an average exercise price of $3.79 per share and 4,622,624 common shares related to the 5% Convertible Subordinated Notes offering with an average conversion price of $37.41 per share because their effect is anti-dilutive.

(5) COMPREHENSIVE LOSS

The changes in the components of other comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 are as follows:

(000s)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Unrealized holding gain (loss) from:
Marketable debt securities	$20	$552	$(570)	$708
Deferred taxes related to
unrealized holding (gains) losses	(37)	(221)	--	(283)

	(17)	331	(570)	425
Foreign currency translation gain (loss)	420	(368)	1,000	(2,986)

	$403	$(37)	$430	$(2,561)

The components of other comprehensive loss are:

(000s)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(5,838)	$(307,203)	$(33,239)	$(364,071)

Other comprehensive income:
Unrealized holding gains arising
during the period, net of tax	$214	$456	$229	$1,401
Unrealized holding losses arising
during the period, net of tax	(231)	(125)	(799)	(976)
Foreign currency translation gain
(loss)	420	(368)	1,000	(2,986)

Comprehensive loss	$(5,435)	$(307,240)	$(32,809)	$(366,632)

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

Summarized information by segment as excerpted from the internal management reports is as follows:

(000s)	Three Months Ended September 30, 2003
	U.S. Media	Inter- national Media	Channel Services	Other	Total
Revenues	$44,341	$9,297	$4,106	$--	$57,744
Operating expenses	42,020	10,396	4,303	5,551	62,270

Operating income(loss)	$2,321	$(1,099)	$(197)	$(5,551)	$(4,526)

	Three Months Ended September 30, 2002
	U.S. Media	Inter- national Media	Channel Services	Other	Total
Revenues	$46,525	$5,968	$3,773	$--	$56,266
Operating expenses	48,029	7,199	4,509	297,024	356,761

Operating loss	$(1,504)	$(1,231)	$(736)	$(297,024)	$(300,495)

	Nine Months Ended September 30, 2003
	U.S. Media	Inter- national Media	Channel Services	Other	Total
Revenues	$135,355	$25,098	$12,280	$--	$172,733
Operating expenses	130,019	30,251	13,111	28,285	201,666

Operating income(loss)	$5,336	$(5,153)	$(831)	$(28,285)	$(28,933)

	Nine Months Ended September 30, 2002
	U.S. Media	Inter- national Media	Channel Services	Other	Total
Revenues	$140,358	$17,795	$11,003	$--	$169,156
Operating expenses	154,072	24,087	14,952	344,947	538,058

Operating loss	$(13,714)	$(6,292)	$(3,949)	$(344,947)	$(368,902)

Since operating income (loss) before depreciation and amortization is the measure of operating performance that management uses for making decisions and allocating resources, certain operating costs are not allocated across segments. These unallocated operating costs, included in “Other” in the tables above, represent all costs related to the realignment of CNET’s business and all depreciation and amortization expenses, as well as asset impairment and disposal charges. For the three months ended September 30, 2003, “Other” includes depreciation and amortization expenses of $5.6 million. For the three months ended September 30, 2002, “Other” includes $281.4 million of asset impairment and depreciation and amortization expenses of $15.6 million.

For the nine months ended September 30, 2003, “Other” includes $9.8 million of realignment expenses and depreciation and amortization expenses of $18.5 million. The $9.8 million of realignment expenses consisted of $2.8 million of lease abandonment expense, $890,000 of costs associated with the termination of CNET’s on-air radio operations, and $6.1 million of severance (relating to 135 employees). This $9.8 million of expense was included in the statement of operations as $3.9 million in cost of revenue, $925,000 in sales and marketing and $5.0 million in general and administrative expenses. Of the $7.0 million of severance and radio termination costs that were expensed in the first half of 2003, $127,000 had not yet been paid out by September 30, 2003. For the nine months ended September 30, 2002, “Other” includes $281.4 million of asset impairment, $10.6 million of realignment expenses and depreciation and amortization expenses of $52.9 million. The $10.6 million of realignment expenses consisted of $3.1 in lease abandonment charges, $5.6 million in severance and $1.9 million of other realignment related expenses. This $10.6 million of expense was included in the statement of operations as $659,000 in cost of revenue, $339,000 in sales and marketing and $9.7 million in general and administrative expenses.

Assets are not allocated to segments for internal reporting purposes. Segment operating income (loss) before realignment expenses and depreciation and amortization should not be considered a substitute for operating income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

(7) COMMITMENTS AND CONTINGENCIES

Lease Abandonment

In 2001, CNET performed an evaluation of its domestic and international real estate requirements. This evaluation resulted in the consolidation or abandonment of several leased facilities. In connection with these abandoned leases, CNET established an accrual for lease abandonment. The balance in this accrual was $9.8 million at December 31, 2002. During the nine-month period ended September 30, 2003, cash expenditure reductions to this accrual were $8.4 million, and an additional $3.1 million was added to the accrual due to modifications of certain assumptions regarding the timing of subleasing the facilities and higher than anticipated costs to terminate two of the leases. At September 30, 2003, a balance of $4.5 million remained in this accrual. The total undiscounted liability under these leases, assuming that the spaces cannot be sublet, is approximately $7.1 million.

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

Two shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York on August 16, 2001 and September 26, 2001, against Ziff-Davis, Eric Hippeau and Timothy O’Brien, and investment banks that were the underwriters of the public offering of ZDNet series of Ziff-Davis stock (the ZDNet Offering). One of the complaints also names CNET as a defendant, as successor in liability to Ziff-Davis. The complaints are similar and allege violations of the Securities Act of 1933, and one of the complaints also alleges violations of the Securities Exchange Act of 1934. The complaints allege the receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the ZDNet Offering and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for the ZDNet Offering was false and misleading and in violation of the securities laws because it did not disclose the arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with over 300 nearly identical actions filed against other companies and their underwriters. No date has been set for any responses to the complaints. On February 19, 2003, the Court granted CNET’s motion to dismiss the Section 10(b) claim with leave to replead, and denied the motion to dismiss the Section 11 claim.

The majority of the issuers, including CNET, and their insurers have entered into a Memorandum of Understanding with the plaintiffs to dismiss the issuers from the litigation in exchange for a “back-stop” guarantee from the issuers and their insurers pursuant to which they will pay the plaintiffs any shortfall between $1 billion and the amounts recovered in the ongoing litigation against the underwriters. The parties are currently negotiating definitive settlement documents, which are subject to the approval of the court. Based on its insurance coverage and the number of issuers participating in the settlement, if the settlement is finalized CNET does not believe that it will face any material liability as a result of the litigation. If the settlement does not occur, CNET intends to seek indemnification from the underwriters, though it is not possible to predict whether the litigation will have a material adverse effect on CNET’s financial condition or results of operations.

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

GENERAL

CNET Networks, Inc. is a leading global media company focused on three primary content categories - personal technology, businesss technology and games and entertainment. CNET has established its leadership position through its ability to effectively create, manage, and monetize interactive content. CNET Networks combines its award-winning content with the power of interactive technology to provide its users an intuitive, dynamic and relevant environment. CNET’s content portfolio features top brands including CNET, ZDNet, TechRepublic, Download, GameSpot, and mySimon, as well as Computer Shopper magazine and Channel Services. With a strong presence in the U.S., Asia and Europe, CNET Networks has operations in 12 countries.

During 2002 and 2003, we took actions to simplify our organizational structure by realigning our business around key business categories. We initiated reductions in our global workforce and have incurred additional expenses as we continued to lower our cost structure through the discontinuance of non-profitable or non-growth areas of our Internet operations and the abandonment of certain leases. We have referred to the costs incurred to realign our business as “realignment costs”. These realignment costs amounted to $9.8 million and $10.6 million in the nine months ended September 30, 2003 and 2002, respectively, and are included in cost of revenues, sales and marketing, and general and administrative expense, as more fully described below. We do not anticipate that we will incur any significant additional realignment charges during the remainder of 2003.

We have invested in several meaningful technology initiatives including sales force automation, a unified ad delivery platform and a unified publishing platform. These investments are expected to simplify our operations and build a scalable infrastructure. We believe our realignment efforts and the creation of a standardized, global technology platform have resulted in costs savings and scalable systems that will enable us to grow more efficiently.

RESULTS OF OPERATIONS

Revenues

Total Revenues

We earn revenues from sales of advertising on our Internet network and in our print publications, fees earned when our Internet network users click on an advertisement or text link to visit the websites of our merchant partners (which we refer to as “leads”), licensing our Channel Services product database, and subscriptions to our ChannelOnline product procurement service, as well as other fee-based services.

Total revenues were $57.7 million, $56.3 million, $172.7 million and $169.2 million for the three and nine months ended September 30, 2003 and 2002, respectively. Total revenues increased for both the quarter and year-to-date 2003 primarily due to an increase in Internet advertising revenue. Publishing revenues have decreased for the three and nine months ended September 30, 2003 as compared to the same periods of 2002. We expect that the trend of higher Internet revenues and lower publishing revenues may continue.

For the three and nine months ended September 30, 2003, approximately $2.9 million and $8.8 million of our revenues were derived from barter transactions compared to $3.0 million and $8.6 million for the three and nine months ended September 30, 2002, whereby we delivered advertisements on our Internet channels in exchange for advertisements on the Internet sites of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements delivered.

Internet Revenues

Internet revenues were $46.1 million and $42.1 million and represented 80% and 75% of total revenues for the three months ended September 30, 2003 and 2002, respectively. Internet revenues were $135.0 million and $129.8 million and represented 78% and 77% of total revenues for the nine months ended September 30, 2003 and 2002, respectively. The increase in revenues of $4.0 million for the three months ended September 30, 2003 and of $5.2 million for the nine months ended September 30, 2003 compared to the same periods of the prior year was primarily due to an increase in revenues from online impression-based advertising partially offset by a decline in lead revenue. We believe that our award-winning editorial content and buying advice have helped to attract greater online brand advertising dollars as the overall market for Internet advertising slowly improves. We completed the transition of our shopping services to the new uniform publishing platform in the second quarter of 2003, which has allowed us to turn our focus to product enhancement and innovation in the area of shopping services.

Publishing Revenues

Publishing revenues were $11.6 million and $14.2 million and represented 20% and 25% of total revenues for the three months ended September 30, 2003 and 2002, respectively. Publishing revenues were $37.7 million and $39.3 million and represented 22% and 23% of total revenues for the nine months ended September 30, 2003 and 2002, respectively. The decrease in publishing revenues was primarily due to lower custom publishing revenues than in the prior year periods, as well as a decrease in advertising revenues from our Computer Shopper publication.

Segment Revenues and Operating Expenses

For the three and nine months ended September 30, 2003 as compared to the same periods of the prior year, revenues have decreased for the U.S. Media segment, while they have increased for the International Media and Channel Services segments. The decrease in revenues for U.S. Media is primarily related to a decrease in print and lead revenue partially offset by an increase in Internet advertising revenue. The increase in revenues for the International Media segment is partially due to acquisitions, as well as growth in Internet advertising revenue and exchange rate differences. The increase in revenues for Channel Services is due to an increase in licensing.

For the three and nine months ended September 30, 2003, all three business segments have decreased operating costs as a percent of related revenues as compared to the same periods of prior year primarily as an effect of headcount reductions and other cost saving measures.

Cost of Revenues

Cost of revenues includes costs associated with the production and delivery of our Internet channels, print publications and creation of our product database and related technology. The principal elements of cost of revenues for our operations are payroll and related expenses for the editorial, production and technology staff, and costs for facilities.

Total cost of revenues was $33.2 million and $35.9 million for the three months ended September 30, 2003 and 2002, representing approximately 58% and 64% of total revenues, respectively. Total cost of revenues was $103.5 million and $110.2 million for the nine months ended September 30, 2003 and 2002, representing approximately 60% and 65% of total revenues, respectively. The decrease in cost of revenues is primarily related to workforce reductions, and, in part, from cost efficiencies gained through the implementation of our new uniform publishing platform. Approximately $3.9 million and $659,000 of realignment costs were included in cost of revenues for the nine months ended September 30, 2003 and 2002, respectively.

Sales and Marketing

Sales and marketing expenses consist primarily of payroll and related expenses, consulting fees and advertising expenses.

Sales and marketing expenses were $16.2 million and $17.1 million for the three months ended September 30, 2003 and 2002, representing 28% and 30% of total revenues for each of the periods, respectively. Sales and marketing expenses were $51.3 million and $58.0 million for the nine months ended September 30, 2003 and 2002, representing 30% and 34% of total revenues for each of the periods, respectively. The decrease in both periods of 2003 as compared to 2002 was primarily due to workforce reductions. Approximately $925,000 of realignment costs was included in sales and marketing for the nine months ended September 30, 2003. Approximately $339,000 of realignment costs were included in sales and marketing for the nine months ended September 30, 2002.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses.

General and administrative expenses were $7.3 million and $6.8 million for the three months ended September 30, 2003 and 2002, representing 13% and 12% of total revenues for each of the periods, respectively. General and administrative expenses were $28.4 million and $35.5 million for the nine months ended September 30, 2003 and 2002, representing 16% and 21% of total revenues for each of the periods, respectively. The increase of approximately $500,000 for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 is primarily due to approximately $400,000 of lease abandonment costs in the current year quarter whereas there were no lease abandonment costs in the prior year quarter. The decrease of $7.1 million for the nine months ended September 30, 2003 over the same period of prior year was due to higher realignment costs in the first two quarters of 2002, as well as the impact of our workforce reductions taken in 2002 that resulted in lower general and administrative expenses in year-to-date 2003. Approximately $5.0 million of realignment costs were included in general and administrative for the nine months ended September 30, 2003. Approximately $9.7 million of realignment costs were included in general and administrative for the nine months ended September 30, 2002. Included in these realignment costs were lease abandonment expenses of $2.8 million for the nine months ended September 30, 2003 and $2.2 million for the nine months ended September 30, 2002.

Depreciation

Depreciation expense was $3.8 million and $6.7 million for the three months ended September 30, 2003 and 2002, and $13.3 million and $19.7 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in depreciation expense in the three and nine months ended September 30, 2003 is primarily due to the impairment of certain fixed assets, which was recorded in the latter half of 2002.

Intangible Assets Amortization

Intangible assets amortization expense was $1.7 million and $8.9 million for the three months ended September 30, 2003 and 2002, respectively. Intangible assets amortization expense was $5.2 million and $33.2 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in amortization expense in the three and nine months ended September 30, 2003 is due to the impairment of intangible assets recorded in the third quarter of 2002, as well as the change in estimated lives of certain intangible assets from three years to ten years during the third quarter of 2002.

Asset Impairment

We have performed our annual evaluation of goodwill and intangible assets impairment as of August 31, 2003. We determined that the carrying value of goodwill and other intangible assets for all our reporting units did not exceed their implied fair values.

Given the declines in the equity markets and in our stock price during the third quarter of 2002, the results of our annual impairment test performed as of August 31, 2002 indicated the carrying value of goodwill and other intangible assets for the U.S. Media reporting unit exceeded their implied fair values, and an impairment charge of $239.1 million for goodwill and $40.5 million for intangible assets of that reporting unit was recorded in the third quarter of 2002. Additionally, certain other assets, including fixed assets, totaling $1.8 million were deemed to be impaired and were written-off.

Realized Gain on Sale of Investments

We had a gain on sales of investments of $376,000 and $2.8 million for the three and nine months ended September 30, 2002. There were no such gains in the three and nine months ended September 30, 2003.

Realized Loss on Sale or Impairment of Investments

We had a loss on the sale of investments of $26,000 and $99,000 for the three and nine months ended September 30, 2002. We had a loss on impairment of public and private investments of $7.3 million and $15.5 million for the three and nine months ended September 30, 2002. There were no losses recorded in the three and nine months ended September 30, 2003 on the sale or impairment of investments.

Income Taxes

We recorded an income tax benefit of $20.3 million for the nine months ended September 30, 2002. No such tax benefit was realized in 2003. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided against the gross deferred tax assets.

Net Loss

We recorded a net loss of $5.8 million or $0.04 per basic and diluted share for the three months ended September 30, 2003 compared to a net loss of $307.2 million or $2.21 per basic and diluted share for the three months ended September 30, 2002. The decrease in the current quarter net loss as compared to the same period of the prior year was due primarily to an increase in revenues and a decrease in operating costs of $294.5 million. The decrease was primarily due to an asset impairment charge of $281.4 million in the prior year period. Additionally, $3.0 million of the decrease was due to a reduction in operating expenses, primarily from our workforce reductions and lower depreciation and amortization expenses of $10.1 million, offset by increased expenses resulting from acquisitions.

We recorded a net loss of $33.2 million or $0.24 per basic and diluted share for the nine months ended September 30, 2003 compared to a net loss of $364.1 million or $2.62 per basic and diluted share for the nine months ended September 30, 2002. The decrease in the current year-to-date net loss as compared to the same period of the prior year was due primarily to an increase in revenues and a decrease in operating costs of $336.4 million. The decrease was primarily due to an asset impairment of $281.4 million in the prior year period. Additionally, $20.6 million of the decrease was due to a reduction in operating expenses primarily due to workforce reductions and lower depreciation and amortization expenses of $34.4 million, offset by increased expenses resulting from acquisitions. The decrease in the current year also resulted from no net loss on investments in the current year as compared to a net loss on the sale or impairment of investments of $15.6 million. The increased costs in the prior year were offset by a tax benefit of $20.3 million.

RECENT ACCOUNTING PROUNOUNCEMENTS

In November 2002, the FASB issued a Consensus, which clarified certain issues within EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The Consensus addresses how to allocate the revenue in an arrangement involving multiple deliverables into separate units of accounting consistent with the identified separate earnings processes of each deliverable for revenue recognition purposes. The Issue also addresses how each element in a bundled sales arrangement should be measured and allocated to the separate units of accounting in the arrangement. The Consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The implementation of this Consensus has not had a material effect on our operatiing results or financial position.

In January 2003, the FASB issued FASB Interpretation (FIN) 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements”. FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 expands disclosure if an enterprise consolidates a variable interest entity, and the Interpretation requires disclosure for those companies that hold significant variable interests in a variable interest entity but are not required to consolidate that interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities established after that date. FIN 46 applies for the first period ending after December 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. Disclosure required by FIN 46 must be included in all financial statements issued after January 31, 2003. As of September 30, 2003, we do not have any variable interest entities, and therefore, the adoption of FIN 46 has not had a material impact on our consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, we had cash and cash equivalents of $65.1 million compared to $47.2 million on December 31, 2002. In addition, on September 30, 2003 we had investments in short and long-term marketable debt securities of $53.4 million, as well as restricted cash of $19.2 million compared to $79.8 million in marketable debt securities and restricted cash of $18.1 million at December 31, 2002.

Net cash used in operating activities of $6.4 million for the nine months ended September 30, 2003 included a net loss of $33.2 million and depreciation and amortization totaling $18.5 million. Also in 2003, CNET was refunded approximately $8.6 million of recoverable taxes. Net cash used by operating activities of $32.5 million for the nine months ended September 30, 2002 included a net loss of $364.1 million, a noncash loss on impairment of assets of $281.4 million, noncash losses on impairment of investments of $15.6 million and depreciation and amortization of $52.9 million offset by the receipt of a refund related to taxes of $31.7 million. Net cash provided by investing activities of $17.8 million for the nine months ended September 30, 2003 was primarily attributable to the sale of marketable debt securities offset by purchases of marketable debt securities, acquisitions and capital expenditures. Net cash provided by investing activities of $3.8 million for the nine months ended September 30, 2002 was primarily attributable to proceeds from the sale of marketable debt securities offset by purchases of marketable debt securities, acquisitions and capital expenditures.

Cash provided by financing activities of $6.5 million for the nine months ended September 30, 2003 was primarily due to the issuance of common stock through the exercise of stock options and the employee stock purchase plan and offset by payments on borrowings. Cash used in financing activities of $33,000 for the nine months ended September 30, 2002 was primarily attributable to payments on borrowings and debt retirement offset by proceeds from the issuance of common stock through the exercise of options and the employee stock purchase plan.

Capital expenditures are expected to be under $12.0 million for 2003. We have now completed our uniform publishing platform project.

We believe that existing funds will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. We do not anticipate the need for additional funding in the foreseeable future. Although we have not presently identified alternate or additional sources of long-term capital, if our cash needs were to change, we may consider raising additional capital through debt or equity offerings in the public or private markets. As of September 30, 2003 we had obligations outstanding under notes payable totaling $117.9 million. Notes payable included $113.7 million of 5% Convertible Subordinated Notes, due March 2006. Such obligations were incurred to obtain proceeds for general corporate purposes and to finance acquisitions.

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

Revenue recognition

We recognize revenues once the following criteria are met:

o	Persuasive evidence of an arrangement exists
o	Delivery of our obligation to our customer has occurred
o	The price to be charged to the buyer is fixed or determinable
o	Collectibility of the fees to be charged is reasonably assured

We have several revenue streams. For each revenue stream, evidence of the arrangement, delivery and pricing may be different. For all revenue streams, we determine that collectibility is reasonably assured through a standardized credit review to determine each customer’s credit worthiness.

We recognize revenues from the sale of impression-based advertisements on our online network in the period in which the advertisements are delivered. The arrangements are evidenced either by insertion order or contract that stipulate the types of advertising to be delivered and pricing. Our customers are billed based on a discounted list price with no amounts subject to refund. When recognizing revenues, the discounts granted are applied to each type of advertisement purchased based on the relative fair value of each element.

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

Goodwill and intangibles impairment

Effective January 1, 2002 under SFAS 142, “Goodwill and Other Intangible Assets.” goodwill and intangible assets with indefinite useful lives are to be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. Although the provisions of SFAS 142 were not effective in their entirety until January 1, 2002, the goodwill acquired in business combinations which occurred after September 30, 2001 fell under the condition of SFAS 142 requiring no amortization of goodwill arising from transactions completed after June 30, 2001. Therefore, goodwill arising from any such transactions has not been amortized.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Two shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York on August 16, 2001 and September 26, 2001, against Ziff-Davis, Eric Hippeau and Timothy O’Brien, and investment banks that were the underwriters of the public offering of ZDNet series of Ziff-Davis stock (the ZDNet Offering). One of the complaints also names CNET as a defendant, as successor in liability to Ziff-Davis. The complaints are similar and allege violations of the Securities Act of 1933, and one of the complaints also alleges violations of the Securities Exchange Act of 1934. The complaints allege the receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the ZDNet Offering and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for the ZDNet Offering was false and misleading and in violation of the securities laws because it did not disclose the arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with over 300 nearly identical actions filed against other companies and their underwriters. No date has been set for any responses to the complaints. On February 19, 2003, the Court granted CNET’s motion to dismiss the Section 10(b) claim with leave to replead, and denied the motion to dismiss the Section 11 claim.

The majority of the issuers, including CNET, and their insurers have entered into a Memorandum of Understanding with the plaintiffs to dismiss the issuers from the litigation in exchange for a “back-stop” guarantee from the issuers and their insurers pursuant to which they will pay the plaintiffs any shortfall between $1 billion and the amounts recovered in the ongoing litigation against the underwriters. The parties are currently negotiating definitive settlement documents, which are subject to the approval of the court. Based on its insurance coverage and the number of issuers participating in the settlement, if the settlement is finalized CNET does not believe that it will face any material liability as a result of the litigation. If the settlement does not occur, CNET intends to seek indemnification from the underwriters, though it is not possible to predict whether the litigation will have a material adverse effect on CNET’s financial condition or results of operations.

Also, see Note 7 to our financial statements for the nine months ended September 30, 2003.

ITEM 2. Changes in Securities and Use of Proceeds. None.

ITEM 3. Defaults Upon Senior Securities. None.

ITEM 4. Submission of Matters to a Vote of Security Holders.. None.

ITEM 5. Other Information. None.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003

31.2	Certificate of Chief Financial Officer pursuant Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003

32.1	Certificate of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350, dated August 1, 2003

32.2	Certificate of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350, dated August 1, 2003

(b)	Reports on Form 8-K.

(1)	Current Report on Form 8-K dated July 22, 2003, Item 9 – “Regulation FD Disclosure”, which reported CNET’s financial results for the three months ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNET Networks, Inc. (Registrant) /S/ Douglas N. Woodrum —————————————— Douglas N. Woodrum Executive Vice President, Chief Financial Officer

Dated: November 10, 2003

EXHIBIT INDEX

Exhibit
Number                    Description

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003

31.2	Certificate of Chief Financial Officer pursuant Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003

32.1	Certificate of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350, dated August 1, 2003

32.2	Certificate of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350, dated August 1, 2003