Form 10-K
period 2003-12-31
CNET NETWORKS INC
filed 2004-02-27
CIK 1015577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

         (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 0-20939

CNET Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware                                                     13-3696170
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

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

Title of class
Common Stock, $0.0001 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. YES [X] NO [ ]

         The aggregate market value of common equity held by non-affiliates computed by reference to the price at which the stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter approximated $830.7 million.

         The total number of shares outstanding of the issuer’s common stock (its only class of equity securities), as of February 25, 2004 was 142,722,362.

         Information is incorporated by reference into Part III of this Form 10-K from the registrant’s definitive proxy statements for its 2003 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART I.

Item 1. Business

OVERVIEW

CNET Networks, Inc. is a leading global media company. Known for its editorial expertise, CNET Networks combines its award-winning content with the power of interactive technology to inform and connect buyers, users and sellers of personal technology, games and entertainment, and business technology. CNET Networks has a strong presence in the United States and in 15 countries internationally.

With an average of 66.3 million unique users per month during the fourth quarter 2003, CNET Networks has established a leadership position in the creation, management, and monetization of interactive content. Our products and services provide a platform for advertisers to create brand awareness and sell products to our targeted audiences.

CNET Networks’ portfolio of online brands encompasses three distinct content categories: personal technology, games and entertainment, and business technology. The personal technology category is anchored by top brands such as CNET.com, Download.com and Shopper.com. The games and entertainment category primarily consists of the GameSpot and MP3.com brands. MP3.com was added to the portfolio in late 2003. Industry leading brands such as ZDNet, TechRepublic, News.com and Builder.com are components of the business technology category.

We use our unbiased editorial, technical and programming expertise and our product database to provide new product information, product reviews, pricing and availability to help individuals and businesses make informed decisions across each of these content categories. We believe our content environments provide a highly relevant and targeted platform for marketers to reach consumers.

We have built scalable technology platforms that support our online properties in the U.S. across each of our content categories. The delivery of our Internet sites relies on sophisticated systems to deliver search results, content and advertising, enable commerce and create data collection and registration systems.

In addition to our Internet operations, we also have publishing operations. Our Computer Shopper magazine boasts a total average paid circulation of more than 500,000 copies per month and a total readership of more than three million per month. We also publish technology and game oriented publications in Australia, China, France, Korea, Singapore and the United Kingdom with an aggregate monthly circulation of more than 400,000 copies.

Through our CNET Channel business, we license our comprehensive product database to U.S. and European online computer retailers, resellers, wholesale distributors and e-commerce companies. CNET Channel also operates ChannelOnline, an Internet browser-based application for Value Added Resellers (VARs) that streamlines transactions through a centralized product procurement marketplace using our standardized product data.

We earn revenues from:

o	Marketing Services: sales of advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement is viewed by users of our websites) or activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners, or download a software application or a whitepaper)

o	Licensing, Fees and Users: licensing our product database and online content, subscriptions to our online services, and other paid services.

o	Publishing: sales of advertisements in our print publications, subscriptions and newsstand sales of publications, and custom publishing services.

CNET Networks, Inc. was incorporated in the state of Delaware in December 1992. Our principal executive offices are located at 235 Second Street, San Francisco, California 94105. Our phone number is (415) 344-2000. Our periodic and current reports are available, free of charge, on our website, www.cnetnetworks.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

MARKET OPPORTUNITY

The Internet has emerged as a global medium enabling millions of people to share information, communicate and conduct business electronically. The growth in Internet users combined with the interactive nature of the medium has created a powerful channel for conducting commerce. We believe that buyers of high value products, such as technology and consumer electronics products, typically research product capabilities and compare prices before making a purchase decision. The interactive nature of the Internet has caused the Internet to emerge as the medium that best allows buyers to complete that research. We feel that content sites like those created by CNET Networks, which use strong brands and original content to create rich informational environments, are effective at creating demand for products. We also believe that the identifiable brands and editorial expertise that go into creating content sites are difficult for new entrants to replicate, while providing margins that are attractive over the long-term. CNET Networks is a leader and innovator in creating focused content in the categories of personal technology, games and entertainment, and business technology which gives advertisers the ability to deliver targeted messages to buyers.

Revenues from our personal technology content categories have historically come from traditional personal technology categories, such as desktop and notebook computers. However, the definition of personal technology products has been expanding rapidly to include products such as cellular telephones, televisions, cameras, etc. This expansion is reflected in industry research. Interactive Data Corporation (IDC) expects total worldwide IT spending is expected to increase 5% to $915 billion in 2004 from $871 billion in 2003. Of that spending, IDC expects personal computer spending to increase 4% to $152 billion and peripherals, which includes many consumer electronics products such as PDA’s, are expected to increase 11% to $68 billion in 2004 as compared to 2003. The Consumer Electronics Association expects U.S. manufacturer-to-dealer sales of consumer electronics products could increase 5% to $101 billion in 2004. We expect the overall growth of consumer electronics to be an added growth opportunity for us going into 2004 as consumer adoption of these products increases. We are in a superior position to educate consumers on these new products and innovations through our editorial reviews and at the same time provide marketers with the right audience to showcase their products.

In addition, another area of opportunity for us is continued growth in our games and entertainment properties. GameSpot is well-positioned within the 18-34 male demographic and at the forefront in providing information to consumers of the $10 billion U.S. video game market (source: The NPD Group). We believe that our current games and entertainment sites, along with addition of sites such as the recently acquired MP3.com, are an attractive environment for marketers to target a highly relevant demographic.

As a leading interactive content provider, we should benefit from the expected overall increase in online advertising dollars. According to eMarketer, the U.S. online advertising market is expected to grow 13% in 2004 and represent over $7.5 billion in advertising spending. We are positioned to capture an increased share as more marketing dollars shift to online from traditional media.

PRODUCTS AND SERVICES

U.S. MEDIA

We surround the buying process with content and commerce services in the areas of personal technology, games and entertainment, and business technology. In our U.S. Media business, we derive revenue from three primary sources: marketing services; licensing, fees and users; and publishing.

Internet

Our U.S. Media Internet business includes all aspects of our U.S.-based online media brands. This business offers information and commerce services in areas of personal technology, games and entertainment, and business technology to millions of users each day. Our online content properties are the leading sources of information for people who want to learn what is new in personal technology, games and entertainment, and business technology, including what to buy, where to buy it and how to use it. This content is delivered using sophisticated and scalable technology platforms that include several key components, such as content and advertising delivery, comprehensive product and user data powering commerce services, and search functionality.

CONTENT CATEGORIES AND BRANDS

Personal Technology	Games and Entertainment	Business Technology
CNET.com	GameSpot	ZDNet
Shopper.com	GameFaqs	News.com
Download.com	GameRankings.com	TechRepublic
	MP3.com	Builder.com

SCALABLE TECHNOLOGY PLATFORMS

Content and Advertising Delivery
Data and Commerce
Search

Personal Technology

Our personal technology category includes sites such as CNET.com and Download.com, which enables consumers to make informed and educated technology and consumer electronics purchasing decisions. CNET.com provides expert and unbiased advice on technology and consumer electronics products and services to inform users and expedite purchasing. Through detailed reviews, recommendations and product specifications, pricing and availability information, CNET.com and Shopper.com, a price-comparison shopping site, give users one of the most up-to-date and efficient shopping resources on the Internet. Download.com is a trusted source for information for buyers and sellers of try-before-you-buy software, enabling IT professionals, developers, business users and personal technology enthusiasts to experience a hands-on evaluation of products they are considering for purchase. With millions of visitors each day and tens of thousands of content titles represented, Download.com is an established and active marketplace for digital content distribution.

Games and Entertainment

Our Internet network includes game and entertainment content sites such as GameSpot and MP3.com. GameSpot, the Internet’s most highly trafficked gaming site (complimented by GameFaqs and GameRankings.com), gives users instant access to thousands of game reviews, previews, downloads, guides, hints and news stories related to games and gaming. CNET Networks acquired the MP3.com domain and brand in December 2003. CNET plans on relaunching the MP3.com site as a comprehensive music information site in mid-2004.

Business Technology

CNET Networks’ business technology brands include leading sites such as ZDNet, News.com, TechRepublic and Builder.com, which provide business leaders and IT professionals with tools and information to make informed decisions. ZDNet operates a worldwide network of Internet sites that offer content, services and commerce opportunities that enable IT professionals and business influencers to gain an edge in business. Our business technology brands also include our award-winning news site, News.com, which focuses on the latest breaking news and in-depth coverage of industries, such as technology, games and entertainment. TechRepublic serves the needs of IT professionals, providing information and tools for IT decision support and professional advice by job function, and Builder.com provides content and services for the software developer community.

Scalable Technology Platforms

During 2001, 2002 and 2003, we invested approximately $18.4 million in the development of standardized technology platforms to deliver content and advertising, search results, enable commerce and create universal data collection and registration systems. These projects were completed in 2003. This investment has simplified our operations and creates a scalable and leveragable infrastructure. We have transitioned the majority of our U.S. operations to these new platforms.

Supporting our personal technology, games and entertainment, and business technology sites is a common content and advertising delivery platform. The creation of this technology has allowed for the ease of efficient publication of our content and effective delivery of network-wide advertising. In addition, the creation of a standardized platform has enabled us to lower our operating costs.

As part of our technology platform, we provide commerce services across our content categories, which are designed to link buyers and sellers of products and services. We help individuals and businesses decide what products to buy by providing news, reviews, recommendations, detailed product specifications, real-time prices from competing vendors, merchant ratings, product availability and shipping costs. We believe our innovative shopping services are valuable to users because they provide unbiased information and choice. These shopping services are valuable to merchants and advertisers because they provide a platform for creating brand awareness and generating sales leads.

Another important component of our technology platforms is the product data that powers these commerce services. Our product database contains over 1.5 million products and related product images, descriptions and specifications. Because consistent, comprehensive and accurate product data is important not only to our commerce services but also to every business engaged in online commerce, we have been able to leverage this data by licensing it to third parties through our Channel Services business. As we continue to see a convergence of customer relationships between U.S. Media and the Channel Service product offerings, we will evaluate combining the reporting of the results of the Channel Services segment within our U.S. Media segment in 2004.

With the integration of search functionality across our content categories, our users are provided with additional access to relevant contextual content.

Publishing

Computer Shopper magazine is a leading source of technology information and commerce services. Dedicated to helping active buyers of technology products and services, Computer Shopper magazine is a trusted, in-depth reference for expert guidance on what to buy, where to buy, and how to buy technology products and services. Although not a strategic focus, custom publishing (providing printing and distribution of marketing materials for specific customers) has contributed revenue to our publishing business over the last three years.

INTERNATIONAL MEDIA

Internet

CNET Networks provides relevant content in local language to the various markets we serve worldwide. We maintain an Internet presence in 15 countries, including wholly-owned operations in, Australia, France, Germany, Japan, Singapore and the United Kingdom, as well as a number of licensees around the world. In addition to online content, we also produce technology events. We are able to leverage CNET Networks’ online users and infrastructure internationally through our businesses, such as CNET Research, a division that provides global market intelligence information to our clients, and CNET Direct, a one-to-one marketing service for technology marketers, as well as technology events and production throughout Asia. In aggregate, our international Internet sites delivered approximately 7.7 million total page views during 2003, which represented approximately 20% of CNET Networks’ total, worldwide page views in the year ended December 31, 2003.

Publishing

We operate five technology and game oriented print publications in China with a combined circulation of over 300,000 copies per month. In Australia, France, Singapore and the United Kingdom, we publish several print publications which have a combined average monthly circulation of over 100,000 copies.

MARKETING

We design our marketing activities to promote our multiple brands and to attract users, viewers and readers to our online network and print publications. Our marketing programs include Internet and print advertising campaigns, and participation in trade shows, conferences and speaking engagements. In 2003, we spent approximately $16.0 million (which includes approximately $11.9 million in barter advertising expenses) to market our brands and services. We expect to continue to market our brands, products and services in the future.

CUSTOMERS

For the year ended December 31, 2003, there was no single customer that contributed more than 10% of our revenues. Our top one hundred advertisers contributed approximately 78%, 75% and 80% of our U.S. revenues in 2003, 2002 and 2001, respectively.

GEOGRAPHIC REGIONS

We have wholly-owned operations in Australia, France, Germany, Japan, Singapore, Switzerland and the United Kingdom. In addition, we have an international presence through majority-owned joint ventures in China and Korea. We also have license arrangements in various other countries throughout the world. Revenue is attributed to individual countries according to the international online property or print publication that generated the revenue. Non-U.S. sourced revenues accounted for 21%, 17% and 14% of net revenues during the years ended December 31, 2003, 2002 and 2001, respectively. No single foreign country accounted for more than 10% of net revenues for the year ended December 31, 2003.

EMPLOYEES

At December 31, 2003, 2002 and 2001, we had approximately 1,700, 1,800 and 2,000 employees on a worldwide basis.

INTELLECTUAL PROPERTY

Our success and ability to compete are dependent in part on the goodwill associated with our trademarks, trade names, service marks and other proprietary rights and on our ability to use U.S. and foreign laws to protect our intellectual property, which includes our original content, our editorial features, the technology that we use to deliver our products and services, the various databases of information that we maintain and make available through our Internet sites or by license, and the appearance of our Internet sites.

We have obtained federal trademark registrations for a number of our marks in the United States, including CNET, ZDNet, TechRepublic, GameSpot and Computer Shopper. U.S. trademark registrations may be renewed indefinitely based on our continued use. While we have applied for and obtained registration of many of our marks in countries outside of the U.S. where we do business, we have not been able to obtain registration of all of our key marks in such jurisdictions, in some cases due to opposition by people employing similar marks. We also claim common law protection on certain names and marks that we have used in connection with our business activities.

We rely on copyright law to protect our original content. We rely on trade secret, copyright laws, patent laws, confidentiality agreements with our employees and third parties, and protective contractual provisions to protect the proprietary technologies that we have developed. We have over 20 patent applications pending with respect to certain of our software systems, methods and related technologies, of which nine were filed in 2003. We have been issued four U.S. patents. U.S. patents have a duration of 20 years. We can offer no assurance that patents for any other applications will be granted. We cannot assure you that intellectual property laws, our agreements or our patents will be sufficient to prevent others from copying or otherwise obtaining and using our content or technologies or that others have not developed or will not develop technologies that are similar or superior to ours.

We also rely on certain technology licensed from third parties. We may be required to license additional technology in the future for use in managing our Internet sites and providing related services to users and advertising customers.

Notwithstanding the efforts that we have taken to ensure that we have sufficient rights to the intellectual property that we use, we could still be subject to claims of infringement. These claims could result in costly litigation and the need to develop alternative trademarks, content or technology or to enter into costly royalty or licensing agreements, which could have a material adverse effect on our business, results of operations and financial condition. We are a defendant in pending litigation in which a jury found that our use of the name “mySimon” infringes the trademark rights of a third party. This litigation is more fully described under Item 3 – “Legal Proceedings”.

COMPETITION

The market for Internet content and services is intensely competitive and rapidly evolving. It is not difficult to enter this market, and current and new competitors or companies from traditional media can launch new Internet sites rapidly.

We compete for advertisers, users and business partners with numerous companies offering information and content in our primary areas of focus: personal technology, games and entertainment, and business technology. These companies generally fall into the following categories:

o	Traditional offline media, such as television, radio and print, each of which has numerous content providers offering content in our areas of focus. In particular, we compete for users and advertisers with mainstream business publicaations such as The New York Times, The Wall Street Journal, Fortune, Forbes, and Business Week, as well as publications devoted to personal and business technology such as PC Magazine, PC World and eWeek;

o	Internet sites, including large general purpose portals, some of whom have sought to expand their content offerings in our areas of expertise, as well as niche sites focused on the same vertical markets that we are. For example, our gaming properties compete with other gaming sites such as IGN and GameSpy;

o	Online comparison shopping services such as Shopping.com, PriceGrabber.com and BizRate.com, as well as shopping services operated by the large general purpose portals, many of whom have sought to expand the reviews and information offerings on their sites;

o	Online retail and auction companies offering goods and services similar to those that can be obtained through our sites, such as Amazon.com, eBay and BestBuy.com; and

o	Search engines such as Google and Yahoo!, which attract users looking for goods and services similar to those offered on our sites, as well as marketing expenditures by companies trying to reach those users.

We believe that the Internet offers a competitive advantage over other media for creating a rich and interactive environment for both users and marketers. Within the Internet, we believe that CNET’s significant experience and editorial expertise and strong brands provide us with many advantages over our competitors. However, we cannot assure you that we will compete successfully with current or future competitors. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our future revenue and profits. If we do not compete successfully for new users and advertisers, our financial results may be materially and adversely affected.

SEASONALITY AND CYCLICALITY

We believe that marketing spending on the Internet, as in traditional media, fluctuates significantly with economic cycles and during the calendar year, with spending being weighted towards the end of the year to reflect trends in the retail industry. Our historical revenues have exhibited some degree of seasonality with higher revenues in the fourth quarter due to increased marketing spending by our customers and with lower revenues in the first quarter reflecting lower levels of marketing spending. Marketing expenditures account for a majority of our revenues. Fluctuations in marketing expenditures generally, or with respect to Internet-based marketing specifically, could therefore have a material adverse effect on our business, financial condition or operating results.

Item 2. Properties

We are headquartered in San Francisco, California, where we occupy approximately 283,000 square feet of leased office space. In addition to our San Francisco office, we have several leased offices throughout the U.S., including Cambridge, Massachusetts, Louisville, Kentucky and New York City. We also have offices in Europe, Asia and Australia.

During our realignment activities in 2001 and 2002, we abandoned several leased properties. From the time we abandoned those properties through December 31, 2003, we have been able to reach termination agreements or were able to sublease several, but not all of the properties. We currently have several properties that have been abandoned but not subleased. We have an accrued liability of $5.1 million, as of December 31, 2003, related to our abandoned properties. (Also see Footnote (10) of our consolidated financial statements included in Item 8).

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

The majority of the issuers, including CNET, and their insurers have entered into a Memorandum of Understanding with the plaintiffs to dismiss the issuers from the litigation in exchange for a “back-stop” guarantee from the issuers and their insurers pursuant to which they will pay the plaintiffs any shortfall between $1 billion and the amounts recovered in the ongoing litigation against the underwriters. The parties are currently negotiating definitive settlement documents, which are subject to the approval of the court. Based on its insurance coverage and the number of issuers participating in the settlement, if the settlement is finalized CNET does not believe that it will face any material liability as a result of the litigation. If the settlement does not occur, CNET intends to seek indemnification from the underwriters, and it is not possible to predict whether the litigation will have a material adverse effect on CNET’s financial condition or results of operations.

There are no other legal proceedings to which we are a party, other than ordinary routine litigation incidental to our business that is not expected to be material to our business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the National Market System of the Nasdaq Stock Market (“Nasdaq”) under the symbol “CNET”.

The following table sets forth the ranges of high and low trading prices of the common stock for the quarterly periods indicated, as reported by NASDAQ.

	2003		2002
	High	Low	High	Low

First quarter	$3.07	$1.40	$9.63	$4.25

Second quarter	$7.19	$2.25	$5.50	$1.92

Third quarter	$9.42	$5.39	$2.03	$0.60

Fourth quarter	$9.95	$6.17	$3.62	$0.86

We have never declared or paid a cash dividend on our common stock. We intend to retain any earnings to cover operations and working capital fluctuations and to fund capital expenditures and expansion. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

At February 25, 2004, the closing price for our common stock as reported by NASDAQ was $9.92, and the approximate number of holders of record of our common stock was 940.

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

(in thousands, except share and per share data)	Fiscal Year Ended December 31,
	2003	2002	2001(a)	2000(a)	1999
Consolidated Statement of Operations Data:
Total revenues	$246,240	$236,957	$285,805	$264,019	$112,345
Total operating expenses (b)	267,056	618,271	2,152,930	580,877	173,483
Operating loss	(20,816)	(381,314)	(1,867,125)	(316,858)	(61,138)
Total non-operating income (expense)(c)(d)(e)(f)	(4,814)	436	(191,370)	(276,721)	735,361
Net income (loss)	(26,290)	(360,585)	(1,989,488)	(483,980)	416,908
Basic net income (loss) per share	$(0.19)	$(2.60)	$(14.52)	$(5.18)	$5.80
Diluted net income (loss) per share	$(0.19)	$(2.60)	$(14.52)	$(5.18)	$5.05
Shares used in basic per share calculation	140,234,438	138,850,094	137,062,987	93,460,649	71,820,082
Shares used in diluted per share calculation	140,234,438	138,850,094	137,062,987	93,460,649	83,373,019

Consolidated Balance Sheet Data:
Cash and cash equivalents	$65,913	$47,199	$93,439	$148,797	$53,063
Total marketable debt securities	51,267	79,841	123,537	134,687	175,787
Working capital	79,662	64,666	138,541	280,042	603,709
Total assets	351,843	377,295	814,780	2,862,361	1,230,311
Total debt (d)(e)(f)	118,128	117,958	176,534	186,025	184,864
Stockholders' equity	$169,962	$186,057	$543,499	$2,552,773	$705,838
a)	On July 1, 2001, we acquired TechRepublic, Inc. (TechRepublic). On October 17, 2000, we acquired ZDNet, Inc. (ZDNet). On February 29, 2000, we completed the acquisition of mySimon, Inc. (mySimon). Also see Note (3) of our consolidated financial statements included in Item 8. No financial data or operating information related to these acquired companies is included in the Selected Consolidated Financial Data prior to the dates of acquisition.

b)	Operating expenses include amortization of intangible assets of $6.3 million and $34.7 million for the years ended December 31, 2003 and 2002, respectively. Operating expenses include amortization of goodwill and intangible assets of $678.6 million, $340.4 million and $15.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. As part of the transition provisions of SFAS 142, we reviewed for impairment all previously recognized intangible assets that have been determined to have indefinite useful lives. The results of our annual impairment test, as of August 31, 2002, indicated that an impairment charge of $238.8 million for goodwill and of $40.5 million for intangible assets of our U.S. Media reporting unit needed to be recorded. Additionally, a loss on the disposal of fixed assets of $11.2 million was recorded in 2002. Also in 2003 and 2002, a total of $9.8 million and $12.4 million, respectively, was included in operating expenses representing costs to realign our business.

c)	In 2001, a charge of $1.1 billion was taken to adjust the carrying value of our goodwill to fair value. Also included in operating expenses in 2001, was a charge of $21.3 million related to the consolidation of our office space, which resulted in the abandonment of several leased facilities, as well as $21.7 million in other costs incurred to integrate the operations of ZDNet into our operations.

d)	During 2002, 2001 and 2000, we incurred impairment losses of $0.2 million, $26.9 million and $393.4 million, respectively, on marketable equity securities and $15.4 million, $148.4 million and $5.7 million on privately held investments, respectively, for which other-than-temporary declines in value were deemed to have occurred.

e)	On March 8, 1999, we completed a private placement of 5% Convertible Subordinated Notes with gross proceeds of $172.9 million. On May 9, 1999, we sold our effective 40% ownership interest in Snap.com. to NBCi. The transaction resulted in a gain of $541.2 million in 1999. Also, during 1999, we sold a portion of our holdings of Vignette Corporation for a gain of approximately $172.3 million.

f)	In 2002, we repurchased $59.2 million principal amount of our 5% Convertible Subordinated Notes for $36.7 million, resulting in a gain of $21.6 million, net of the write-off of related capitalized debt issuance costs of $0.9 million. On August 31, 2001, NBC acquired any NBC Internet, Inc. (NBCi) shares it did not already own. Upon the purchase of the NBCi shares owned by us, the maturity date for our NBCi Trust Automatic Common Exchange Securities (TRACES) obligation accelerated. In conjunction with this accelerated repayment, CNET recorded a loss of $10.6 million, consisting of $9.0 million of early interest payment, which was not refundable, and a write-off of $1.6 million of capitalized debt issue costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

CNET Networks, Inc. is a leading global media company. Known for its editorial expertise, CNET Networks combines its award-winning content with the power of interactive technology to inform and connect buyers, users and sellers of personal technology, games and entertainment, and business technology.

We have determined that our business segments are U.S. Media, International Media and Channel Services. U.S. Media consists of an online network focused on three content categories: personal technology, games and entertainment, business technology. International Media includes the delivery of online technology information and several technology and gaming print publications in non U.S. markets. Channel Services includes a product database licensing business and an online technology marketplace for resellers, distributors and manufacturers. As we continue to see a convergence of customer relationships between U.S. Media and the Channel Service product offerings, we will evaluate combining the reporting of the results of the Channel Services segment within our U.S. Media segment in 2004. Within these business segments, we earn revenues from:

o	Marketing Services: sales of advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement is viewed by users of our websites) or activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners, or download a software application or a whitepaper)

o	Licensing, Fees and Users: licensing our product database and online content, subscriptions to our online services, and other paid services

o	Publishing: sales of advertisements in our print publications, subscriptions and newsstand sales of publications, and custom publishing services.

We evaluate our revenues according to the classifications listed above. We classify our marketing services revenues and licensing, fee and users revenues as Internet revenues and our publishing revenues as Publishing revenues on our consolidated statements of operations. Revenues for the past three years for these categories are as follows:

	Year Ended December 31,
(in thousands)	2003	2002	2001
Revenues:
Marketing service	$169,499	$158,974	$217,872
Licensing, fees and user	27,491	24,339	23,327

Internet	196,990	183,313	241,199
Publishing	49,250	53,644	44,606

	$246,240	$236,957	$285,805

As a Percentage of Revenues:
Marketing Services	68.8%	67.1%	76.2%
Licensing, fees and user	11.2%	10.3%	8.2%

Internet	80.0%	77.4%	84.4%
Publishing	20.0%	22.6%	15.6%

	100.0%	100.0%	100.0%

We are focused on growing revenues from existing Internet properties by increasing revenues from our key customers and expanding our services where we can meet the needs of both users and marketers.

We had over 66 million unique users in the fourth quarter of 2003 as compared to 55 million unique users in the fourth quarter of 2002, an increase of 20%. Daily page views averaged 38.2 million in 2003 compared with 33.5 million in 2002, a 14% increase. While increases or decreases in unique users and daily average page views are not indicative of increases or decreases in financial results, we believe that these statistics are helpful because they provide insight into the growth of the Internet as an advertising medium resulting from increased user adoption and into user demand for CNET Networks’ properties in particular.

We evaluate our financial performance primarily on the following key measurements:

o	Revenues
o	Operating income (loss)
o	Operating income (loss) before depreciation, amortization and asset impairment
o	Net income (loss)
o	Earnings (loss) per share

Operating expenses included in our operating income (loss) before depreciation, amortization and asset impairment consist of cost of revenues, sales and marketing and general and administrative costs, which are primarily cash related expense activities. Noncash related expenses consist of depreciation, amortization of intangible assets and asset impairment and are included in our operating income (loss).

Cost of revenues includes costs associated with the production and delivery of our Internet sites, print publications and creation of our product database and related technology. The principal elements of cost of revenues for our Internet operations are payroll and related expenses for the editorial, production and technology staff and related costs for facilities and equipment. Cost of revenues for our Publishing operations includes payroll and related expenses for editorial personnel and costs to print and distribute our magazines and related costs for facilities and equipment. The majority of our cost of revenues do not necessarily fluctuate proportionately with fluctuations in revenues.

Sales and marketing expenses consist primarily of payroll and related expenses, consulting fees and advertising expenses and related costs for facilities and equipment.

General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses and related costs for facilities and equipment.

As shown in the table below, we incurred an operating loss of $20.8 million, $381.3 million and $1.9 billion for the years ended December 31, 2003, 2002 and 2001, an operating income before depreciation and amortization of $2.8 million in 2003 and an operating loss before depreciation, amortization and asset impairment of $30.4 million and $89.1 million for 2002 and 2001, respectively. Our net loss and net loss per share for each of the periods was $26.3 million, or $0.19 per share, $360.6 million, or $2.60 per share, and $2.0 billion, or $14.52 per share, respectively.

	Year Ended December 31,
(in thousands)	2003	2002	2001
Operating loss	$(20,816)	$(381,314)	$(1,867,125)

Depreciation	17,348	25,749	24,417
Amortization	6,304	34,655	678,602
Asset impairment	--	290,505	1,075,000

Operating income (loss) before
depreciation, amortization and
asset impairment	$2,836	$(30,405)	$(89,106)

Net loss	$(26,290)	$(360,585)	$(1,989,488)

Net loss per share	$(0.19)	$(2.60)	$(14.52)

We believe that “operating income (loss) before depreciation, amortization and asset impairment” is useful to management and investors in evaluating our current operating performance, since depreciation, amortization and asset impairment include the impact of past transactions and costs that are not necessarily directly related to the current underlying capital requirements or performance of the business operations. Management refers to “operating income before depreciation, amortization and asset impairment” to compare historical operating results, in making operating decisions and for planning and compensation purposes. A limitation associated with this measure is that it does not reflect the costs of certain capitalized tangible and intangible assets used in generating revenue. Management evaluates the costs of these assets through other financial measures such as capital expenditures. “Operating income before depreciation, amortization and asset impairment” should be considered in addition to, and not as a substitute for, other measures of financial performance prepared in accordance with US GAAP.

Outlook

The demand for marketing services in the online industry has begun to show signs of improvement. Through the efficiencies we have implemented in the past few years, we believe we have an ability to generate profits from increases in revenues. We are focused on revenue growth, and we believe that our productivity improvements will result in operating leverage on incremental Internet revenues. We anticipate revenues from our Publishing operations to decline due to a decrease in custom publishing arrangements. We believe there will be continued growth in revenues from Marketing Services in the personal technology and games and entertainment sectors. Currently, our business technology sector, while exhibiting some growth, was impacted by the continued slow economic environment affecting the enterprise computing industry. In summary, we believe that any decline in our custom publishing arrangements will be more than offset by increases in our Internet revenue growth rates so that we will be able to achieve a higher level of growth in both profits and cash flow compared to 2003.

Results of Operations

2003 vs. 2002

Revenues

Total Revenues

Total revenues were $246.2 million and $237.0 million for the years ended December 31, 2003 and 2002, respectively. Total revenues increased approximately 4% in 2003 primarily due to an increase in Internet revenues, which are comprised of marketing services revenues and licensing, fees and users revenues. Publishing revenues have decreased in 2003 as compared to 2002. We believe that the trend of higher marketing services revenues and lower publishing revenues may continue primarily due to lower custom publishing revenues.

For the year ended December 31, 2003, approximately $11.8 million of our revenues were derived from barter transactions compared to $11.6 million for the year ended December 31, 2002, whereby we delivered marketing services in exchange for marketing services of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements delivered.

Marketing Services Revenues

Marketing services revenues were $169.5 million and $159.0 million and represented 69% and 67% of total revenues in 2003 and 2002, respectively. The increase in marketing services revenues of $10.5 million, or 7%, in 2003 compared to the prior year was primarily due to an increase in marketing spending by our customers. The mix of our marketing services revenues changed to reflect an increase in revenues from online impression-based advertising partially offset by a decline in activity-based revenues from our comparison shopping activities reflecting a more competitive environment. We believe that our award-winning editorial content and buying advice have helped to attract greater online brand advertising dollars as the overall market for Internet advertising improves.

Licensing, Fees and Users Revenues

Licensing, fees and users revenues were $27.5 million and $24.3 million and represented 11% and 10% of total revenues for 2003 and 2002, respectively. The increase in our licensing, fees and users revenues of $3.2 million, or 13%, was primarily due to increased sales of our Channel products and to an increase in subscription services to various products on several of our sites.

Publishing Revenues

Publishing revenues were $49.2 million and $53.6 million and represented 20% and 23% of total revenues in 2003 and 2002, respectively. The 8% decrease in publishing revenues in 2003 was primarily due to lower custom publishing revenues resulting from a decrease in our custom publishing arrangements with Gateway, Inc., as well as a decrease in advertising revenues from our Computer Shopper publication.

Operating Expenses

Cost of Revenues, Sales and Marketing, General and Administrative

We incurred expenses in aggregate related to cost of revenues, sales and marketing and general and administrative costs of $243.4 million and $267.4 million for the years ended December 31, 2003 and 2002, respectively. The decrease of $24.0 million, or 9%, in 2003 compared to 2002 primarily related to a decrease in our workforce; our average headcount decreased approximately 7% from 2002 to 2003.

During 2003 and 2002, we took actions to simplify our organizational structure by realigning our business around key business categories and incurred costs consisting primarily of severance, lease abandonment charges and contract termination costs which we refer to as “realignment expenses”. Realignment expenses included in operating expenses in 2003 and 2002 were $9.8 million and $12.4 million, respectively.

Depreciation and Amortization

Depreciation expense was $17.3 million and $25.7 million in 2003 and 2002, respectively. The decrease in depreciation expense in 2003 is primarily due to a decrease in the carrying value of depreciable fixed assets as an impairment of certain fixed assets was recorded in the latter half of 2002. Intangible assets amortization expense was $6.3 million and $34.7 million for the years ended December 31, 2003 and 2002, respectively. The decrease in amortization expense in 2003 is due to the impairment of intangible assets recorded in the third quarter of 2002, as well as the change in estimated lives of certain intangible assets from three years to ten years during the third quarter of 2002.

Asset Impairment

We performed our annual evaluation of goodwill and intangible assets for impairment as of August 31, 2003. We determined that the carrying value of goodwill and other intangible assets for all of our reporting units did not exceed their implied fair values.

Given the declines in the equity markets and in our stock price during the third quarter of 2002, the results of our annual impairment test performed as of August 31, 2002 indicated the carrying value of goodwill and other intangible assets for the U.S. Media reporting unit exceeded their implied fair values, and an impairment charge of $238.8 million for goodwill and $40.5 million for intangible assets of that reporting unit was recorded in the third quarter of 2002. Additionally, certain other assets, including fixed assets, totaling $11.2 million were deemed to be impaired and were written-off.

Operating Loss

We recorded an operating loss of $20.8 million and $381.3 million for the years ended December 31, 2003 and 2002, respectively. The decrease in operating loss of $360.5 million related to an asset impairment of $290.5 million in 2002 and a decrease in depreciation and amortization of $36.8 million in 2003 as compared to 2002, as well as a $24.0 million decrease in cost of revenues, sales and marketing, and general and administrative costs due primarily to workforce reductions and the other measures described above.

Operating Income (Loss) before Depreciation, Amortization and Asset Impairment

As shown in the table in the Overview section above, we had an operating income before depreciation, amortization and asset impairment of $2.8 million for the year ended December 31, 2003. For the same period in 2002, we incurred an operating loss before depreciation, amortization and asset impairment of $30.4 million. Operating income (loss) before depreciation, amortization and asset impairment improved by $33.2 million in 2003 as compared to 2002. The improvement related to an increase in revenues of $9.3 million, or 4%, combined with a decrease in operating expenses, excluding depreciation, amortization and asset impairment of $24.0 million, or 9%.

Nonoperating Income and Expense

Realized Gain and Loss on Sale or Impairment of Investments

During 2003, there were no gains or losses on the sale or impairment of investments. We had a gain on sales of investments of $2.9 million for the year ended December 31, 2002. We had a loss on the sale of investments of $123,000 for the year ended December 31, 2002. We had a loss on impairment of public and private investments of $15.5 million for the year ended December 31, 2002.

Interest Income and Expense

Interest income is derived from our cash and cash equivalents and investments in marketable debt securities. Interest income was $2.2 million and $4.9 million for 2003 and 2002, respectively. Interest income decreased due primarily to lower balances of marketable debt securities held in 2003 as compared to 2002, and in part due to lower interest rates in 2003.

Interest expense is primarily incurred on our 5% Convertible Subordinated Notes. Interest expense was $6.9 million and $10.3 million for 2003 and 2002, respectively. The decrease in interest expense in 2003 was due to the repurchase of $59.2 million of our 5% Convertible Subordinated Notes during the second half of 2002.

Other Income/Loss

In 2002, we repurchased $59.2 million principal amount of our 5% Senior Convertible Notes for $36.7 million. In connection with these repurchases, we recorded a net gain of $20.7 million.

Income Taxes

We recorded an income tax benefit of $20.3 million for the year ended December 30, 2002. No such tax benefit was realized in 2003. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided against the gross deferred tax assets.

Effective tax rates for the years ended December 31, 2003 and 2002 were 2.57% and (5.33%), respectively. The income tax expense recorded in 2003 was lower than the statutory rate primarily as a result of the full valuation allowance taken against net operating loss carryforwards. The income tax benefit recorded in 2002 was lower than the statutory rates due to $314.0 million of impairment of goodwill and nondeductible amortization of goodwill and other intangible assets, for which no tax benefit was recognized.

At December 31, 2003, CNET had net operating losses of $327.4 million, consisting of U.S. net operating losses of $218.3 million and foreign net operating losses of $109.1 million. These losses will be carried forward for utilization in future years. Approximately $65.0 million of the U.S. losses are related to federal net operating losses from the ZDNet acquisition, which took place in 2000. These losses are subject to limitations on their utilization due to the change in ownership and will begin to expire in 2011. They are reflective of adjustments resulting from U.S. federal audits of ZDNet investments. A full valuation allowance has been provided for these items.

Operating losses generated in 2003 were primarily related to amortization of intangible assets and losses from operations. Cumulative foreign net operating losses include adjustments to prior year losses for items currently under examination. A full valuation allowance has been provided for these items.

Net Loss

We recorded a net loss of $26.3 million or $0.19 per basic and diluted share for the year ended December 31, 2003 compared to a net loss of $360.6 million or $2.60 per basic and diluted share for the year ended December 31, 2002. The decrease in the current year net loss as compared to the prior year was due primarily to an increase in revenues and a decrease in operating costs of $351.2 million. The decrease in operating costs was primarily due to an asset impairment of $290.5 million in 2002 and lower depreciation and amortization expenses of $36.8 million in 2003 as compared to 2002. Additionally, $24.0 million of the decrease was due to a reduction in cost of revenues, sales and marketing and general and administrative expenses primarily due to workforce reductions. The decrease in 2003 also resulted from no net loss on investments in the current year as compared to a net loss on the sale or impairment of investments of $15.6 million in 2002. The increased costs in the prior year were offset by a tax benefit of $20.3 million.

Segment Revenues and Operating Expenses

For the year ended December 31, 2003 as compared to prior year, revenues have decreased for the U.S. Media segment, while they have increased for the International Media and Channel Services segments. The decrease in revenues for U.S. Media is primarily related to a decrease in custom publishing partially offset by an increase in marketing services revenue. The increase in revenues for the International Media segment is partially due to acquisitions, as well as growth in Internet advertising revenue and exchange rate differences. The increase in revenues for Channel Services is due to an increase in licensing.

For the year ended December 31, 2003, all three business segments have decreased operating costs as a percent of related revenues as compared to the prior year primarily as an effect of headcount reductions and other cost savings measures.

2002 vs. 2001

Revenues

Total Revenues

Total revenues were $237.0 million and $285.8 million for the years ended December 31, 2002 and 2001, respectively. The decrease in revenues of $48.8 million, or 17%, for 2002 compared to 2001 was primarily attributable to a decrease in marketing spending on our Internet sites. The downturn in the economy, which began in 2001, resulted in an overall softness in advertising. In particular, the slowdown in the technology industry resulted in a decrease in technology marketing, our primary source of revenues. The technology market weakness continued through December 31, 2002 and continued to put downward pressure on revenues. Revenues for the year ended December 31, 2001 included six months of revenues for TechRepublic, which was acquired in July 2001.

A portion of our revenues was received in the form of securities of our customers amounting to approximately $4.7 million for the year ended December 31, 2001. No such revenues were received in 2002. In addition, for the year ended December 31, 2002, approximately $11.6 million of our revenues were derived from barter transactions compared to $18.4 million for the year ended December 31, 2001, whereby we delivered advertisements on our Internet sites in exchange for marketing services of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements received and delivered, and the corresponding revenues and marketing expenses were recognized when the advertisements were delivered.

Marketing Services Revenues

Marketing services revenues were $159.0 million and $217.9 million and represented 67% and 76% of total revenues in 2002 and 2001, respectively. The decrease in marketing services revenues of $58.9 million, or 27%, in 2002 compared to 2001 was primarily due to a decrease in marketing spending. The downturn in the economy, which began in 2001, resulted in an overall softness in advertising, in general, which had a significant negative impact on Internet advertising. In particular, the slowdown in the technology industry resulted in a decrease in technology marketing, our primary source of revenues.

Licensing, Fees and Users Revenues

Licensing, fees and users revenues were $24.3 million and $23.3 million and represented 10% and 8% of total revenues for 2002 and 2001, respectively. The increase in our licensing, fees and users revenues of $1.0 million was primarily a result of the acquisition of TechRepublic in July 2002. Licensing, fees and users revenues included a full year of subscriptions from TechRepublic in 2002 whereas 2001 only included six months of TechRepublic subscription revenues.

Publishing Revenues

Publishing revenues were $53.6 million and $44.6 million and represented 23% and 16% of total revenues for the year ended December 31, 2002 and 2001, respectively. The 20% increase in publishing revenues for 2002 over 2001 was due to an increase in our custom publishing revenues primarily resulting from our custom printing arrangements with Gateway Inc.

Operating Expenses

Cost of Revenues, Sales and Marketing, General and Administrative

We incurred expenses in aggregate related to cost of revenues, sales and marketing and general and administrative costs of $267.4 million and $374.9 million for the years ended December 31, 2002 and 2001, respectively. The decrease of $107.5 million related to a decrease in realignment costs in 2002 of $30.6 million as compared to the prior year and a decrease in our workforce from 2001 to 2002, as well as other reductions in non-personnel related costs. Realignment charges included in operating expenses in 2002 and 2001 were $12.4 million and $43.0 million, respectively. Lease abandonment charges included in realignment expenses were $4.4 million in 2002 and $21.3 million in 2001.

Depreciation and Amortization

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

Asset Impairment

As part of the transition provisions of SFAS 142, we reviewed for impairment all previously recognized intangible assets that have been determined to have indefinite useful lives. We completed our transition testing as of June 30, 2002. In no instance did the carrying amount of a reporting unit exceed its fair value as of January 1, 2002, and therefore, we determined that there was no impairment resulting from these transition tests. We performed our annual evaluation of goodwill and intangible assets for impairment as of August 31, 2002. The results of this annual impairment test indicated the carrying value of goodwill and other intangible assets for the U.S. Media reporting unit exceeded their implied fair values. An impairment charge of $238.8 million for goodwill and $40.5 million for intangible assets of that reporting unit was recorded in the third quarter of 2002. Also included in asset impairment and disposals was a loss on disposal of fixed assets of $11.2 million.

In the third quarter of 2001 (prior to the adoption of SFAS 142), due to the significant decline in CNET’s stock price once trading reopened after the events of September 11th, the overall continued decline in market values of businesses in the media industry, and the continued further decline in the overall markets, we evaluated the recoverability of our enterprise-wide goodwill under the provisions of SFAS 121. This recoverability analysis indicated that there had been impairment to our enterprise-wide goodwill. Therefore, a charge of $1.1 billion was taken during the third quarter of 2001 to adjust the carrying value of these assets to their fair value.

Operating Loss

We recorded an operating loss of $381.3 million and $1.9 billion for the years ended December 31, 2002 and 2001, respectively. The decrease in operating loss of $1.5 billion related to a decrease in asset impairment charges in 2002 as compared to 2001 of $784.5 million, and a decrease in amortization of intangible assets including goodwill of $642.6 million, as well as a reduction in operating costs of $107.6 million.

Operating Loss before Depreciation, Amortization and Asset Impairment

As shown in the table in the Overview section above, we incurred an operating loss before depreciation, amortization and asset impairment of $30.4 million and $89.1 million for the years ended December 31, 2002 and 2001, respectively. Operating loss before depreciation, amortization and asset impairment improved by $58.7 million in 2002 as compared to 2001. The change related to a decrease in operating expenses, excluding depreciation, amortization and asset impairment, of $107.6 million, offset by a decrease in revenues of $48.9 million.

Nonoperating Income and Expense

Realized Gain and Loss on Sales and Impairment of Investments

We had a gain on sales of investments of $2.9 million and $9.5 million for the years ended December 31, 2002 and 2001, respectively. We had losses on the sale of investments of $123,000 for the year ended December 31, 2002 and $8.6 million for the year ended December 31, 2001. The decrease in realized gain and loss on sales of investments in 2002 compared to 2001 resulted primarily from a decrease in the amount of securities sold in 2002 versus 2001. Approximately $2.3 million of the gain realized in 2002 was from the sale of our share in a joint venture.

We had a realized loss on impairment of public investments of $154,000 and $26.9 million for the years ended December 31, 2002 and 2001, respectively. We had a realized loss on impairment of private investments of $15.4 million for the year ended December 31, 2002 and of $148.4 million for the year December 31, 2001.

Interest Income and Expense

Interest income is derived from our cash and cash equivalents and investments in marketable debt securities. Interest income was $4.9 million and $11.9 million for 2002 and 2001, respectively. Interest income decreased due to lower balances of marketable debt securities held in 2002 as compared to 2001.

Interest expense is primarily incurred on our 5% Convertible Subordinated Notes. Interest expense was $10.3 million and $15.6 million for 2002 and 2001, respectively. The decrease in interest expense in 2002 related to the early repayment of our Trust Automatic Common Exchange Securities (TRACES) obligations during 2001, as well as the repurchase of $59.2 million of our 5% Convertible Subordinated Notes during the second half of 2002.

Other Income/Loss

In 2002, we repurchased $59.2 million principal amount of our 5% Senior Convertible Notes for $36.7 million. In connection with these repurchases, we recorded a net gain of $20.7 million.

In 2000, we issued an indexed debt instrument in a public offering of TRACES by NBCi through an Automatic Common Exchange Security Trust. In conjunction with the accelerated repayment of our TRACES obligations that occurred in the third quarter of 2001, we recorded a loss of $10.6 million consisting of $9.0 million of early repayment interest penalty and a write-off of $1.6 million of capitalized debt issue costs.

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

Effective tax rates for the years ended December 31, 2002 and 2001 were (5.33%) and (3.35%), respectively. The income tax benefit recorded in 2002 and 2001 was lower than the statutory rates due to $314.0 million and $1.8 billion, respectively, in impairment of goodwill and nondeductible amortization of goodwill and other intangible assets, for which no tax benefit was recognized. The tax benefit in 2001 was also reduced due to losses on privately held investments for which there was sufficient uncertainty as to whether we would receive a tax benefit in the future.

At December 31, 2002, CNET had net operating losses of $165.3 million. A total of $24.6 million of these losses generated in 2002 were carried back to previous tax years. Of the remaining losses, approximately $107.0 million are related to federal net operating losses from the ZDNet acquisition, which took place in 2000. These losses are subject to limitations on their utilization due to the change in ownership and will begin to expire in 2011. Operating losses generated in 2002 were primarily related to amortization of intangible assets and losses from operations. Cumulative foreign net operating losses are approximately $45.9 million.

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

Net Loss

We recorded a net loss of $360.6 million or $2.60 per diluted share for the year ended December 31, 2002, compared to a net loss of $2.0 billion or $14.52 per diluted share for the year ended December 31, 2001. The decrease in the current year period’s net loss as compared to the same period of the prior year resulted primarily from the cessation of amortization of goodwill upon the adoption of SFAS 142 in 2002, the greater realized loss on the impairment of assets, goodwill and of our privately held investments in prior year, and the realized loss on the impairment of our marketable equity investments in the prior year.

Segment Revenues and Operating Expenses

For the year ended December 31, 2002 as compared to the prior year, revenues decreased for the U.S. Media and International Media segments while they remained relatively flat for Channel Services. The decreases in revenues for U.S. Media and International Media were primarily related to the downturn in the technology market resulting in reductions in technology companies’ advertising and marketing spending, the primary source of our revenues, partially offset by an increase in our publishing revenues.

For the year ended December 31, 2002, all three business segments had decreased operating costs as compared to the prior year primarily as an effect of headcount reductions and other cost saving measures.

Liquidity and Capital Resources

When evaluating our overall cash position for the purpose of assessing our liquidity, we consider our cash and equivalents, short-term and long-term investments in marketable debt securities and restricted cash.

	December 31,	December 31,	December 31,
(in millions)	2003	2002	2001
Cash and cash equivalents	$65.9	$47.2	$93.4
Short-term marketable debt securities	12.5	14.2	46.7
Long-term marketable debt securities	38.7	65.6	76.8
Restricted cash	19.2	18.1	16.3

Total cash and investments	$136.3	$145.1	$233.2

The critical components of our cash flows include:

o	Net income (loss), as adjusted fornoncash operating expenses
o	Working capital requirements
o	Cash used for investments and acquisitions
o	Capital expenditures
o	Debt obligations or debt retirement
o	Proceeds from stock options and employee stock purchase plans.

Operating

We used approximately $6.3 million, $36.9 million and $27.9 million of cash for operating activities for the years ended December 31, 2003, 2002 and 2001, respectively. The use of cash for operating activities for 2003 included a net loss of $26.3 million and a use of cash for working capital of $6.9 million. This was offset by noncash operating expenses of approximately $26.9 million, which was primarily depreciation, amortization and allowance for doubtful accounts. The use of cash for operating activities in 2002 included our net loss of $360.6 million and a use of cash for working capital of $40.9 million. This was offset by noncash operating expenses of approximately $364.6 million, which was primarily depreciation, amortization and asset impairment. The decrease in the use of cash from operating activities from 2002 to 2003 was primarily due to a lower use of cash for working capital. The use of cash in 2001 included a net loss of $2.0 billion offset by noncash charges consisting of an asset impairment charge of $1.1 billion and depreciation and amortization of $704.9 million and losses on sales and impairment of investments of $174.2 million and cash provided by working capital of $37.5 million. We anticipate we will continue to require cash for working capital purposes as our business expands.

Investing

Investing activities included a use of cash for acquisitions of $2.9 million and $8.8 million for the years ended December 31, 2003 and 2002, respectively. In 2003, we made five small acquisitions for an aggregate purchase price of $3.1 million. A total of $2.9 million was paid in cash with the remainder outstanding under a note payable that is to be paid within two years of the acquisition. We made several small strategic acquisitions during 2002. The aggregate cash purchase price for these 2002 acquisitions was $8.8 million. We regularly evaluate investment opportunities, and it is likely that we will make additional investments or acquisitions.

Investing activities also included capital expenditures of $11.7 million and $19.0 million in 2003 and 2002, respectively. Capital expenditures decreased from 2002 as we completed our technology platform project in the second quarter of 2003. We anticipate capital expenditures to be between $12.0 million and $13.0 million in 2004. Net cash used in investing activities in 2001 was $37.0 million and included capital expenditures of approximately $48.3 million. Additionally in 2001, we used approximately $20.8 million for acquisitions and investments in privately held companies and had proceeds of $29.1 million from the sale of marketable equity securities.

Financing

Financing activities included proceeds from the exercise of stock options and participation in our employee stock purchase plan of $10.1 million and $4.0 million for the years ended December 31, 2003 and 2002, respectively. Proceeds from stock option exercises are difficult to predict as they are dependent upon various factors, such as the trading price of our stock and exercise prices of employee options. During 2002, financing activities included a use of cash of approximately $37.2 million related to the retirement of debt. Cash flows provided by financing activities in 2001 of $9.5 million were primarily related to the exercise of options.

As of December 31, 2003, we had obligations outstanding under notes payable totaling $118.1 million. Notes payable included $113.7 million of 5% Convertible Subordinated Notes, due March 2006. Although we have not presently identified alternate or additional sources of long-term capital, if our cash needs were to change, or if we are unable to generate sufficient cash flow from operations to repay our 5% Convertible Subordinated Notes by 2006 when they are due, we will need to raise additional capital through debt or equity offerings in the public or private markets. Our ability to raise such additional capital will depend on market conditions at that time.

As of December 31, 2003, our aggregate cash balances totaled $136.3 million, consisting of $117.1 million cash and equivalents, short-term and long-term investments in marketable debt securities as well as $19.2 million of restricted cash. We believe that these funds will be sufficient to meet our anticipated cash needs to cover operations and for working capital fluctuations and for capital expenditures for the next 12 months. However, any significant acquisitions completed in the future may require cash and may affect our liquidity and funding needs.

Obligations

CNET’s obligations with respect to the 5% Convertible Subordinated Notes due 2006 can be found in the indenture for such notes filed as Exhibit 10.40 to CNET’s Annual Report on 10-K for the year ended December 31, 1998.

The following summarizes our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

(in thousands)	TOTAL	LESS THAN l YEAR	1-3 YEARS	AFTER 3 YEARS
Long-term debt	$118.1	$0.1	$113.9	$4.1
Non-cancellable operating lease
obligations	199.0	23.2	37.4	138.4
Capital lease obligations	0.2	0.2	--	--

	$317.3	$23.5	$151.3	$142.5

The caption non-cancelable operating lease obligations in the above table not only includes our rent obligations on all of our occupied properties, but also includes our liability under our abandoned leases of $5.1 million. The operating lease obligations presented above have not been reduced by the expected cash inflows from sublease income related to these vacated properties of $3.5 million.

The following item is a contingency, which may affect our liquidity in future periods. In conjunction with the ZDNet acquisition in 2000, we assumed a guarantee of the obligations of Ziff Davis Media Inc., an unaffiliated company, under a New York City office lease for a total of 399,773 square feet. In connection with that guarantee, we also have a letter of credit for $15.2 million outstanding as a security deposit. As there is no present obligation to make any payments in connection with this guarantee, we have not recorded any liability for this guarantee in our financial statements. This lease expires in 2019. The annual average cost per square foot is approximately thirty dollars over the remaining term of the lease. Through a sublease from Ziff Davis Media Inc., CNET currently occupies 49,140 square feet of the office space covered under this lease. Ziff Davis Media Inc. currently occupies 144,682 square feet of this space. There are three additional subleases, The Bank of New York, FOJP Risk Management and Softbank, who collectively occupy a total of 205,951 square feet. During 2002, Softbank subleased its 30,885 square feet to The Beanstalk Group. In 2003, Ziff-Davis Media Inc. subleased 61,494 square feet of space formerly occupied by Ziff-Davis Media’s operations to FOJP Risk Management. As of December 31, 2003, the total minimum lease payments remaining until the end of the lease term were $178.5 million, excluding the amounts attributable to CNET’s sublease. If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, CNET would be required to make their lease payments under the guarantee.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to collectibility of receivables, investments, goodwill and intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

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

Marketing Services

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

We refer to the fees charged to merchants based on the number of users who click on an advertisement or text link to visit websites of our merchant partners as “activity-based advertising.” For activity-based advertising, the arrangement is evidenced by a contract that stipulates the fee per activity. The fee becomes fixed and determinable upon delivery of a user clicking on an advertisement. These revenues are recognized in the period in which the activity occurs and are therefore not subject to refund.

In certain arrangements, we sell multiple deliverables to customers as part of a multiple-element arrangement. For these arrangements, we allocate revenue to each deliverable based on the relative fair value of each deliverable. Revenue is recognized in these arrangements as we deliver on our obligation.

We trade advertising on our Internet sites in exchange for marketing services of other companies, referred to as “barter revenue.” These revenues are recognized in the period in which the advertisements are delivered based on the fair market value of the services delivered. We determine the fair market value of the service delivered based upon amounts charged for similar services in non-barter deals within the previous six-month period.

Licensing, Fees and Users

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

Publishing

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

Contingencies

We evaluate whether a liability must be recorded for contingencies based on whether a liability is probable and estimable. Our most significant contingencies are related to our ongoing mySimon litigation and our lease guarantee for office space in New York City (as described in Item 3 — “Legal Proceedings” and Note 10 of Item 8 — “Financial Statements” in our Annual Report on Form 10-K, respectively). If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, we would be required to make additional lease payments under the guarantee. As of December 31, 2003, the total lease payments remaining until the end of the lease term were $178.5 million, excluding the amounts attributable to our sublease. In regards to the ongoing mySimon litigation, it is not possible to predict the amount of damages attributable to corrective advertising that could be awarded in a re-trial; however such amounts, if settled adversely to us, could be material to our results of operations and financial condition.

RECENT ACCOUNTING PROUNOUNCEMENTS

In November 2002, the FASB issued a Consensus, which clarified certain issues within EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The Consensus addresses how to allocate the revenue in an arrangement involving multiple deliverables into separate units of accounting consistent with the identified separate earnings processes of each deliverable for revenue recognition purposes. The Issue also addresses how each element in a multiple-element sales arrangement should be measured and allocated to the separate units of accounting in the arrangement. The Consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The implementation of this Consensus has not had a material effect on our operating results or financial position.

In December 2003, the FASB issued FASB Interpretation (FIN) 46 (revised December 2003), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. FIN 46R will be required to be applied to variable interests in variable interest entities (VIEs) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. We are currently analyzing the impact of applying FIN 46R, however, we believe that the application of FIN 46R will not have a material impact on our consolidated financial statements.

CAUTIONARY STATEMENT REGARDING FACTORS THAT MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND FUTURE RESULTS

Our disclosure and analysis in this report contains “forward-looking statements”. Forward-looking statements are any statements about our future that are not statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, statements concerning proposed new products or services, statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, you can identify these statements by the use of words such as “may”, “will”, “expects”, “should”, “believes”, “predicts”, “plans”, “anticipates”, “estimates”, “potential”, “continue” or the negative of these terms, or any other words of similar meaning.

These statements are only predictions. Any or all of our forward-looking statements in this report and in any of our other public statements may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, some of which are outlined below under “Risk Factors”. Many risk factors mentioned in the discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual events or results may differ materially from the outcomes we predict.

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

RISK FACTORS

Our business is subject to a number of risks that may affect our financial condition or our results of operations. These risks are described below.

THERE CAN BE NO ASSURANCES THAT OUR REVENUES WILL GROW IN 2004 OR THAT THEY WILL NOT DECREASE.

There can be no assurance that our revenues will grow in 2004 or that they will not decrease. Some of the factors that might impede our revenue growth in the future include:

o	weakness in corporate and consumer spending for technology, resulting in a decrease in technology marketing, which is the primary source of our revenues
o	our failure to attract new marketing customers, especially in the area of consumer electronics or areas outside of technology, due to competition from other media outlets, dissatisfaction with our services, reduced advertising budgets or the failure of customers to embrace the Internet as an advertising vehicle
o	the loss of marketing customers or a reduction in spending by marketing customers due to dissatisfaction with our services or decreases in our customers’ advertising budgets
o	loss of advertising and other marketing opportunities to competitors, especially as other media companies increase their offerings of information and shopping services in the fields of personal technology, games and entertainment, and business technology
o	inability to attract advertisers for our newer websites, such as those focused on music and consumer electronics
o	a loss of revenues from our publishing operations, especially from our custom publishing service in which we produce a customized publication for a single advertiser
o	a decline in general economic conditions
o	disruption of our operations due to technical difficulties, system downtime, Internet brownouts or denial of service or other similar attacks
o	disruption to our operations, employees, partners, customers and facilities caused by international or domestic terrorist attacks or armed conflict

Any failure to grow our revenues in 2004 as anticipated could materially adversely affect our business, operating results and financial condition.

WE HAVE GENERATED SIGNIFICANT LOSSES SINCE INCEPTION AND CANNOT ASSURE YOU THAT WE WILL REPORT POSITIVE NET INCOME IN THE FUTURE. IF OUR REVENUES DO NOT INCREASE, WE MAY NOT BE ABLE TO ADJUST SPENDING IN A TIMELY MANNER TO ACHIEVE POSITIVE NET INCOME.

We have generated an operating loss in seven of the past eight years and have generated a net loss in six of the past eight years. For the year ended December 31, 2003, we recognized a net loss of $26.3 million and have an accumulated deficit of $2.5 billion at December 31, 2003.

One of the factors contributing to our losses in the past two years was our inability to decrease expenses in a sufficiently timely manner to offset revenue shortfalls. Also contributing to our losses were costs associated with expense reduction measures, such as severance, abandoned real estate expenses, asset impairment and contract termination costs. If we experience future shortfalls in our revenues, we may again be unable to adjust spending in a timely manner to avoid an increase in operating losses and net losses and we may incur costs associated with reducing our expenses, such as severance. Any significant shortfall in revenues in relation to planned expenditures could materially reduce our operating results and could adversely affect our financial condition.

COMPETITION IS INTENSE. OUR FAILURE TO COMPETE SUCCESSFULLY COULD ADVERSELY AFFECT OUR PROSPECTS AND FINANCIAL RESULTS.

The market for Internet content and services is intensely competitive and rapidly evolving. It is not difficult to enter this market and current and new competitors or companies from traditional media can launch new Internet sites rapidly.

We compete for advertisers, users and business partners with numerous companies offering information and content in our primary areas of focus, personal technology, games and entertainment, and business technology. These companies generally fall into the following categories:

o	Traditional offline media, such as television, radio and print, each of which has numerous content providers offering content in our areas of focus;
o	Internet sites, including large general purpose portals, some of whom have sought to expand their content offerings in our areas of expertise such as personal technology and games, as well as niche sites focused on the same vertical markets that we are;
o	Online comparison shopping services, including those operated by the large general purpose portals and those dedicated to comparison shopping, many of whom have sought to expand the reviews and information offering on their sites;
o	Online retail and auction companies offering goods and services similar to those that can be obtained through our sites; and
o	Search engines, which attract users looking for goods and services similar to those offered on our site, as well as marketing expenditures by companies trying to reach those users.

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

In 2002 and 2003, we undertook to simplify and streamline our businesses through workforce reductions and business closures that resulted in integration, realignment and severance costs of approximately $9.8 million. If we reduce our workforce or business operations further or take other steps to simplify our business and reduce our operating costs, we could experience additional restructuring and severance costs in amounts that could be material. These costs could cause our operating results for the quarter in which the actions occur to be lower than our forecasted results.

OUR CONTENT AND SERVICES MAY NOT ACHIEVE CONTINUED ACCEPTANCE, WHICH COULD ADVERSELY AFFECT OUR PROFITABILITY.

Our future success depends upon our ability to deliver original and compelling content and services that attract and retain users. The successful development and production of content and services is subject to numerous uncertainties, including the ability to:

o	anticipate and successfully respond to rapidly changing consumer tastes and preferences
o	fund new program development
o	attract and retain qualified editors, producers, writers, and technical personnel
o	successfully anticipate and respond to the increased acceptance of methods other than personal computers to access the Internet

We have announced that in 2004, we will expand our content offerings into the area of music, an area in which we have limited past experience. We may expand into other new content areas in 2004 where we have limited or no experience. We cannot assure you that our content and services will be attractive to a sufficient number of users to generate revenues consistent with our estimates or sufficient to sustain operations. In addition, we cannot assure you that we will develop any new content or services in a timely or cost-effective manner. If we are unable to develop content and services that allow us to attract, retain and expand a loyal user base that is attractive to advertisers and sellers of technology products, we will be unable to generate revenue.

OUR PAID SERVICES MAY NOT CONTINUE TO ACHIEVE ACCEPTANCE IN THE MARKETPLACE, WHICH COULD ADVERSELY AFFECT OUR PROSPECTS AND FINANCIAL RESULTS.

We have started to charge users to access certain content and services that have previously been free. GameSpot Complete is one recent example where we charge subscribers a fee to access portions of the GameSpot Internet site. Another example is Upload Paid Services, in which developers of software must pay a fee to list their products on our Download.com site. We cannot offer any assurances that users will continue to pay for content services that have previously been free. In addition, we may not be able to grow our revenues from users successfully if we cannot create new products and services that our users will be willing to pay us a fee to receive. Our inability to maintain or grow our paid offerings may adversely affect our financial condition.

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

MOST OF OUR REVENUE IS DERIVED FROM SHORT-TERM CONTRACTS.

Our revenues are derived in large part from the sale of advertising and other fees, such as activity-based fees, from sellers of personal and business technology products on the Internet. We expect that we will continue to derive a significant portion of our revenue from these services. Most of our advertising contracts are subject to termination by the customer at any time on thirty-days prior written notice.

A SIGNIFICANT PERCENTAGE OF OUR REVENUE IS DERIVED FROM ACTIVITY-BASED FEES GENERATED FROM OUR COMMERCE INTERNET SITES. IF WE ARE UNABLE TO ATTRACT QUALIFIED USERS FOR WHICH MERCHANTS ARE WILLING TO PAY US ACTIVITY-BASED FEES, OUR FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED.

We earn fees when users visit the sites of our merchant partners to view products that are listed on our commerce Internet sites. There are currently many other businesses that offer similar services. It is very easy for new businesses to begin operations in this space. In addition, users may prefer to contact merchants directly rather than return to our commerce Internet sites to make future purchases. If we are unable to continue to attract users to our shopping services or to maintain the fees we charge merchants for sending users to their sites, then our financial condition may be adversely affected. Most of our agreements with merchants under which activity-based fees are earned are terminable by either party on ten to thirty days notice.

WE DEPEND ON, AND RECEIVE, A SIGNIFICANT PERCENTAGE OF OUR REVENUE FROM A RELATIVELY SMALL NUMBER OF LARGE ADVERTISERS.

A relatively small number of advertisers contribute a significant percentage of our revenue. Our top one hundred advertisers contributed approximately 78% of our U.S. revenue in 2003. These advertising clients may not continue to use our services to the same extent, or at all, in the future. A significant reduction in advertising by one or more of our largest advertisers could have a material adverse effect on our financial performance and condition.

OUR ADVERTISING AND OTHER OPERATING REVENUES MAY BE SUBJECT TO FLUCTUATIONS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUES AND OPERATING RESULTS.

We believe that marketing spending on the Internet, as in traditional media, fluctuates significantly with economic cycles and during any calendar year, with spending being weighted towards the end of the year to reflect trends in the retail industry. Marketing expenditures account for a majority of our revenues. Fluctuations in marketing expenditures generally, or with respect to Internet-based marketing specifically, could therefore have a material adverse effect on our business, financial condition or operating results.

INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD ADVERSELY AFFECT OUR ABILITY TO OPERATE.

Our success depends to a large extent on the continued services of our senior management team. Our success is also dependent on our ability to identify, attract, retain and motivate other highly skilled officers, key employees and personnel in a very competitive job environment. We do not have employment agreements with any of our executive officers and do not maintain “key person” life insurance policies on any of our officers or other employees.

WE COULD BE SUBJECT TO A PATENT INFRINGEMENT CLAIM THAT COULD RESULT IN COSTLY LITIGATION, THE PAYMENT OF DAMAGES OR THE NEED TO REVISE THE WAY WE CONDUCT OUR BUSINESS.

We have on occasion in the past been approached by holders of patents alleging that our services infringe on these patents. Many companies that offer services similar to ours have been approached and, in some cases, sued by other patent holders alleging patent infringement. We could be required to enter into costly royalty arrangements with the holders of these patents or to revise our services to ensure non-infringement or to avoid litigation. If we are unsuccessful in avoiding litigation, we would incur significant expenses and could be subject to damages award, including damages for past infringement and royalties for future usage of the patented method or technology. Any royalty payment, litigation expenses or damages award could have a material adverse effect on our financial condition or results of operations.

WE MAY HAVE DIFFICULTIES WITH OUR ACQUISITIONS AND INVESTMENTS, WHICH COULD ADVERSELY AFFECT OUR GROWTH AND FINANCIAL CONDITION.

From time to time, we may consider new business opportunities and ventures, including acquisitions, in a broad range of areas. Any decision by us to pursue a significant business expansion or new business opportunity would be accompanied by risks, including, among others:

o	the investment of a substantial amount of capital, which could have a material adverse effect on our financial condition and our ability to implement our existing business strategy
o	the issuance of additional equity interests, which would be dilutive to current stockholders
o	the additional, substantial burdens on our management personnel and financial and operational systems
o	the difficulty of assimilating the operations, technology and personnel of the combined companies
o	the potential disruption of our ongoing business
o	the possible inability to retain key technical and managerial personnel
o	additional expenses associated with amortization of purchased intangible assets
o	additional operating losses and expenses associated with the activities and expansion of acquired
o	the possible impairment of relationships with existing employees and advertising customers
o	the potential undisclosed liabilities associated with acquired businesses

We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with any transaction intended to expand our business or that this type of transaction will be profitable.

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

We have wholly-owned operations in Australia, France, Germany, Japan, Singapore, Switzerland and the United Kingdom. In addition, we have an international presence through joint ventures in China and Korea. We also have license arrangements in various other countries throughout the world.

There are certain risks inherent in doing business in international markets, such as the following:

o	weak economic conditions in foreign markets, especially in the technology sector
o	uncertainty of product acceptance by different cultures
o	unforeseen changes in regulatory requirements
o	difficulties in staffing and managing multinational operations
o	currency exchange-rate fluctuations
o	difficulties in finding appropriate foreign licensees or joint venture partners
o	potential adverse tax consequences

There is a risk that such factors will have an adverse effect on our ability to successfully operate internationally and on our profits and liquidity.

CHANGES IN REGULATIONS COULD ADVERSELY AFFECT THE WAY THAT WE OPERATE.

It is possible that new laws and regulations in the U.S. and elsewhere will be adopted covering issues affecting our business, including:

o	privacy
o	copyrights, trademarks and domain names
o	obscene or indecent communications
o	pricing, characteristics and quality of Internet products and services
o	the ability of children to access our services
o	taxation of Internet usage and transactions

Increased government regulation, or the application of existing laws to online activities, could:

o	decrease the growth of the Internet
o	reduce our revenues
o	increase our operating expenses
o	expose us to significant liabilities

Any of these occurrences could have a material adverse effect on our profits and liquidity.

We cannot be sure what effect any future material noncompliance by us with these laws and regulations or any material changes in these laws and regulations could have on our business.

WE MAY BE SUBJECT TO SYSTEM DISRUPTIONS, WHICH COULD ADVERSELY AFFECT OUR REVENUES.

Our ability to attract and maintain relationships with users, advertisers, merchants and strategic partners will depend on the satisfactory performance, reliability and availability of our Internet sites and network infrastructure. Our Internet advertising revenues relate directly to the number of advertisements and other marketing opportunities delivered to our users. System interruptions or delays that result in the unavailability of Internet sites or slower response times for users would reduce the number of advertisements and sales leads delivered to such users and reduce the attractiveness of our Internet sites to users, strategic partners and advertisers or reduce the number of impressions delivered and thereby reduce revenue. On two occasions in 2002, we were obligated to suspend operation of significant portions of our sites as a result of moving our data centers. In 2003, we suffered service disruptions on several occasions due to equipment failure. We will continue to suffer future interruptions from time to time whether due to natural disasters, telecommunications failures, power failures, other system failures, maintenance, viruses, hacking or other events. System interruptions or slower response times could have a material adverse effect on our revenues and financial condition.

OUR NETWORKS MAY BE VULNERABLE TO UNAUTHORIZED PERSONS ACCESSING OUR SYSTEMS, WHICH COULD DISRUPT OUR OPERATIONS AND RESULT IN THE THEFT OF OUR PROPRIETARY INFORMATION.

A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions or malfunctions in our Internet operations. We may be required to expend significant capital and resources to protect against the threat of security breaches or to alleviate problems caused by breaches in security. For example, so-called “spiders” have and can be used in efforts to copy our databases, including our database of technology products and prices.

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

OUR BUSINESS INVOLVES RISKS OF LIABILITY CLAIMS FOR INTERNET AND PRINT CONTENT OR TECHNOLOGY, WHICH COULD RESULT IN SIGNIFICANT COSTS.

As a publisher and a distributor of content through the Internet and print publications, we may face potential liability for:

o	defamation
o	negligence
o	copyright, patent or trademark infringement
o	other claims based on the nature and content of the materials published or distributed

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

OUR FINANCIAL CONDITION MAY BE IMPACTED BY CERTAIN CONTINGENCIES.

As further described in Item 3 — “Legal Proceedings”, we are a party to a trademark infringement suit filed against mySimon, Inc., a subsidiary of CNET. There is a possibility that we may be liable for damages as a result of this lawsuit; however, the extent of potential damages is unknown. While we believe that our losses will be covered by insurance, our results of operations and financial condition may be materially and adversely impacted by a loss or an adverse settlement. In addition, in conjunction with the ZDNet acquisition, we assumed a guarantee of the obligations of Ziff Davis Media Inc. under a New York City office lease for a total of 399,773 square feet. In connection with that guarantee, we also have a letter of credit for $15.2 million outstanding as a security deposit. This lease expires in 2019. The average cost per square foot is approximately thirty dollars over the remaining term of the lease. We currently occupy 49,140 square feet of the office space covered under this lease. Ziff Davis Media Inc. currently occupies 144,682 square feet of this space. There are three additional subleases, The Bank of New York, FOJP Risk Management and Softbank, who collectively occupy a total of 205,951 square feet. During 2002, Softbank subleased its 30,885 square feet to The Beanstalk Group. In 2003, Ziff-Davis Media Inc. subleased 61,494 square feet of space formerly occupied by Ziff Davis Media’s operations to FOJP Risk Management. As of December 31, 2003, the total minimum lease payments remaining until the end of the lease term were $178.5 million, excluding the amounts attributable to CNET’s sublease. If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, CNET would be required to make additional lease payments under the guarantee, which would adversely impact our results of operations and financial condition.

OUR DEBT OBLIGATIONS EXPOSE US TO RISKS THAT COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

At December 31, 2003 we had approximately $113.7 million outstanding of 5% Convertible Subordinated Notes due 2006. We may incur substantial additional debt in the future. The level of our indebtedness, among other things, could:

o	make it difficult for us to make payments on our debt as described below
o	make it difficult for us to obtain any necessary financing in the future for working capital, capital expenditures,debt service, acquisitions or general corporate purposes
o	limit our flexibility in planning for or reacting to changes in our business
o	reduce funds available for use in our operations
o	impair our ability to incur additional debt because of financial and other restrictive covenants
o	make us more vulnerable in the event of a downturn in our business or an increase in interest rates

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

THE PRICE OF OUR COMMON STOCK IS SUBJECT TO WIDE FLUCTUATION.

The trading price of our common stock is subject to wide fluctuations, which are a result of a number of events and factors, including:

o	quarterly variations in operating results
o	announcements of innovations requiring significant expenditures
o	new products, strategic developments or business combinations by us or our competitors
o	changes in our financial estimates or that of securities analysts
o	changes in recommendations of securities analysts
o	the operating and securities price performance of other companies that investors may deem comparable to us
o	news reports, including those relating to trends in the Internet
o	other events or factors

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

Any shortfall in revenue or earnings compared to our or analysts’ or investors’ expectations could cause, and has in the past caused an immediate and significant decline in the trading price of our common stock. In addition, we may not learn of such shortfalls or delays until late in the fiscal quarter, which could result in an even more immediate and greater decline in the trading price of our common stock.

WE HAVE A SUBSTANTIAL NUMBER OF SHARES OF COMMON STOCK THAT MAY BE SOLD, WHICH COULD AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

We have a substantial number of shares of common stock subject to stock options, and our notes may be converted into shares of our common stock. In addition, as of December 31, 2003, we have over 257 million shares of authorized but unissued shares of our common stock that are available for future sale. As of December 31, 2003, we also had 4,801,136 options available to grant under our employee stock option plans. We cannot predict the effect, if any, that future sales of shares of our common stock, or the availability of shares of our common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of our common stock, including shares issued in connection with acquisitions, upon the exercise of stock options or warrants or the conversion of debt securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW COULD DETER TAKEOVER ATTEMPTS.

Some provisions in our certificate of incorporation and bylaws could delay, prevent or make more difficult a merger, tender offer, proxy contest or change of control. Our stockholders might view any transaction of this type as being in their best interest since the transaction could result in a higher stock price than the current market price for our common stock. Among other things, our certificate of incorporation and bylaws:

o	authorize our board of directors to issue preferred stock with the terms of each series to be fixed by our board of directors
o	divide our board of directors into three classes so that only approximately one-third of the total number of directors is elected each year
o	permit directors to be removed only for cause
o	specify advance notice requirements for stockholder proposals and director nominations

In addition, with some exceptions, the Delaware General Corporation Law restricts or delays mergers and other business combinations between us and any stockholder that acquires 15% or more of our voting stock.

OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED IN A SMALL GROUP OF STOCKHOLDERS WHOSE INTERESTS MAY DIFFER FROM THOSE OF OTHER STOCKHOLDERS.

As of December 31, 2003, 43.3 percent of our outstanding common stock is held by eight stockholders. Shelby W. Bonnie, our chairman and chief executive officer, holds 8.8 percent of our outstanding common stock. The concentration of ownership of our common stock may delay, prevent or deter a change in control, could deprive other stockholders of an opportunity to receive a premium for their common stock as part of a sale of CNET or its assets and may adversely affect the market price of our common stock. Also, these stockholders can exert significant control over actions requiring the approval of a majority of the voting stock, including amendments to our charter. Commercial and other transactions between us, on the one hand, and the directors, officers and major stockholders of CNET and their affiliates, on the other, create potential for, or could result in, conflicting interests.

CHANGES TO ACCOUNTING RULES REGARDING GOODWILL COULD MAKE OUR REPORTED RESULTS LESS PREDICTABLE.

In July 2001, the Financial Accounting Standards Board changed accounting rules regarding the accounting for goodwill. Changes to these rules may have a significant impact on our reported financial results. The new FASB standards relating to accounting for goodwill could make our acquisition-related charges less predictable in any given reporting period. Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, establishes a new standard for accounting for goodwill acquired in a business combination. It continues to require recognition of goodwill as an asset but does not permit amortization of goodwill as was required by Accounting Principles Board Opinion No. 17, “Intangible Assets”. Under the new statement, goodwill is separately tested for impairment using a fair-value-based approach annually and when an event occurs indicating the potential for impairment. The change from an amortization approach to an impairment approach will apply to previously recorded goodwill, as well as goodwill arising from acquisitions completed after the application of the new standard. Upon adoption of SFAS 142, our goodwill amortization charges ceased.

We performed our annual goodwill and intangible asset impairment test as of August 31, 2003. The fair value of our reporting units was determined using a combination of the income and the market valuation approaches. We determined that the carrying value of goodwill and other intangible assets for all of our reporting units did not exceed their implied fair values. In the application of these valuation approaches, we were required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates, including as a result of changes in the economy, the business in which we operate, and/or our own relative performance. It is possible that we will incur less frequent, but larger, impairment charges related to the goodwill already recorded as well as any goodwill arising out of future acquisitions. Accordingly, our future earnings may be subject to significant volatility, particularly on a period-to-period basis.

POTENTIAL CHANGES TO ACCOUNTING RULES REGARDING STOCK-BASED COMPENSATION COULD ADVERSELY IMPACT OUR REPORTED RESULTS.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation”, which is an amendment of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This pronouncement, as well as the FASB’s commitment to bring about convergence of accounting standards with the International Accounting Standards Board (which is currently proposing new standards on stock-based compensation) could indicate a movement by the FASB to make current voluntary reporting mandatory. Since we currently report stock-based compensation using the intrinsic-value method, should the FASB require companies to expense stock-based compensation based on fair-value measurements rather than allow voluntary reporting, this potential change could increase our future losses or reduce our future earnings.

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

Foreign Currency Risk

The revenues and expenses associated with our overseas operations are exposed to foreign currency risk. Changes in value of the U.S. dollar against the currencies in which those operations are conducted causes increases or decreases in the financing of those operations, and results in an increase or decrease in our recorded revenues and expenses and may impact our operating income. We monitor our foreign currency exposures regularly to assess our risk and to determine if we should hedge our currency positions.

Item 8. Financial Statements and Supplementary Data

Independent Auditors’ Report

The Board of Directors and Stockholders
CNET Networks, Inc.

We have audited the accompanying consolidated balance sheets of CNET Networks, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CNET Networks, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets on January 1, 2002.

/s/ KPMG LLP

San Francisco, California
January 26, 2004

CNET NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Internet	$196,990	$183,313	$241,199
Publishing	49,250	53,644	44,606

Total revenues	246,240	236,957	285,805
Operating expenses:
Cost of revenues	138,305	146,697	178,085
Sales and marketing	68,827	76,080	129,542
General and administrative	36,272	44,585	67,284
Depreciation	17,348	25,749	24,417
Amortization of intangible assets	6,304	34,655	678,602
Asset impairment	--	290,505	1,075,000

Total operating expenses	267,056	618,271	2,152,930

Operating loss	(20,816)	(381,314)	(1,867,125)
Non-operating income (expense):
Realized gains on sale of investments	--	2,881	9,547
Realized losses on sale or impairment of
investments	--	(15,672)	(183,808)
Interest income	2,205	4,920	11,924
Interest expense	(6,932)	(10,289)	(15,615)
Other	(87)	18,596	(13,418)

Total non-operating income (expense)	(4,814)	436	(191,370)

Loss before income taxes	(25,630)	(380,878)	(2,058,495)
Income tax expense (benefit)	660	(20,293)	(69,007)

Net loss	$(26,290)	$(360,585)	$(1,989,488)

Basic and diluted net loss per share	$(0.19)	$(2.60)	$(14.52)

Shares used in calculating basic and diluted
net loss per share	140,234,438	138,850,094	137,062,987

See accompanying notes to the consolidated financial statements.

CNET NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$65,913	$47,199
Investments in marketable debt securities	12,556	14,239
Accounts receivable, net	54,387	56,064
Other current assets	8,823	16,789

Total current assets	141,679	134,291

Restricted cash	19,159	18,067
Investments in marketable debt securities	38,711	65,602
Property and equipment, net	56,384	62,893
Other assets	23,092	21,406
Intangible assets, net	11,263	15,886
Goodwill	61,555	59,150

Total assets	$351,843	$377,295

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,767	$6,572
Accrued liabilities	53,151	62,833
Current portion of long-term debt	99	220

Total current liabilities	62,017	69,625
Non-current liabilities:
Long-term debt	118,029	117,738
Other liabilities	1,835	3,875

Total liabilities	181,881	191,238
Stockholders' equity:
Common stock; $0.0001 par value; 400,000,000 shares
authorized; 142,100,372 outstanding at
December 31, 2003 and 139,251,879 outstanding
at December 31, 2002	14	14
Notes receivable from stockholders	(137)	(397)
Additional paid-in-capital	2,709,178	2,698,980
Accumulated other comprehensive loss	(14,074)	(13,811)
Treasury stock, at cost	(30,428)	(30,428)
Accumulated deficit	(2,494,591)	(2,468,301)

Total stockholders' equity	169,962	186,057

Total liabilities and stockholders' equity	$351,843	$377,295

See accompanying notes to the consolidated financial statements.

CNET NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net Loss	$(26,290)	$(360,585)	$(1,989,488)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	23,652	60,404	704,883
Asset impairment and disposals	(247)	290,505	1,075,000
Deferred taxes	--	18,235	(48,130)
Noncash interest	831	1,237	3,210
Loss (gain) on debt retirement	--	(21,551)	10,609
Noncash stock compensation	53	--	--
Allowance for doubtful accounts	2,579	3,004	901
Services exchanged for cost method investments	--	--	(4,697)
(Gain) loss on sale and impairment of marketable
securities and privately held investments	(10)	12,791	174,261
Loss on fixed assets due to lease abandonment	--	--	8,108
Changes in operating assets and liabilities, net of
acquisitions:
Accounts receivable	(902)	(1,576)	41,574
Other assets	3,360	(13,785)	28,240
Accounts payable	2,195	(1,816)	(12,462)
Accrued liabilities	(11,166)	(22,197)	(17,695)
Other liabilities	(983)	(733)	3,487
Tax benefit from exercises of stock options	--	--	6,281
Foreign currency translation gain (loss)	641	(813)	(11,973)

Net cash used in operating activities	(6,287)	(36,880)	(27,891)

Cash flows from investing activities:
Purchase of marketable debt securities	(51,875)	(151,362)	(106,066)
Proceeds from sale of marketable debt securities	81,389	199,307	109,161
Proceeds from sale of marketable equity investments	--	451	29,066
Proceeds from sale of (investments in)
privately held companies	--	3,000	(10,015)
Proceeds from asset sales	247	--	--
Net cash paid for acquisitions	(2,938)	(8,781)	(10,834)
Capital expenditures	(11,694)	(18,966)	(48,298)

Net cash provided by investing activities	15,129	23,649	(36,986)

Cash flows from financing activities:
Payments received on stockholders' notes	260	149	475
Net proceeds from employee stock purchase plan	652	864	2,030
Net proceeds from exercise of options and warrants	9,496	3,148	13,095
Principal payments on borrowings and debt retirement	(536)	(37,170)	(6,081)

Net cash provided by (used in) financing activities	9,872	(33,009)	9,519

Net increase (decrease) in cash and cash equivalents	18,714	(46,240)	(55,358)
Cash and cash equivalents at the beginning of the period	47,199	93,439	148,797

Cash and cash equivalents at the end of the period	$65,913	$47,199	$93,439

CNET NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(in thousands)

Supplemental disclosure of cash flow information:
Interest paid	$5,786	$9,361	$26,337
Taxes refunded	$(8,612)	$(31,697)	$--
Supplemental disclosure of noncash transactions:
Issuance of common stock to discharge
a liability	$--	$--	$1,100
Issuance of common stock for acquisitions	$--	$--	$7,742
Capital lease obligations incurred to
acquire equipment	$--	$--	$623

See accompanying notes to the consolidated financial statements.

CNET NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Years Ended December 31,
	2003	2002	2001
Common stock and additional paid-in capital
Balance, beginning of year	$2,698,994	$2,695,457	$2,665,039
Common stock issued	10,198	3,537	30,418

Balance, end of year	$2,709,192	$2,698,994	$2,695,457

Notes receivable from stockholders
Balance, beginning of year	$(397)	$(563)	$(1,038)
Repayment or discharge of stockholders' notes	260	166	475

Balance, end of year	$(137)	$(397)	$(563)

Deferred stock compensation
Balance, beginning of year	$--	$(481)	$(508)
Deferred compensation from acquisition	--	--	(126)
Deferred compensation amortization	--	481	153

Balance, end of year	$--	$--	$(481)

Accumulated other comprehensive income
Balance, beginning of year	$(13,811)	$(12,789)	$37,872
Net unrealized gains (losses) on investments	(597)	390	(38,809)
Foreign currency translation adjustment	334	(1,412)	(11,852)

Balance, end of year	$(14,074)	$(13,811)	$(12,789)

Other comprehensive income (loss)
Net loss	$(26,290)	$(360,585)	$(1,989,488)
Other comprehensive income:
Net unrealized gains (losses) on investments	(597)	390	(38,809)
Foreign currency translation gain (loss)	334	(1,412)	(11,852)

Comprehensive loss	$(26,553)	$(361,607)	$(2,040,149)

Treasury stock
Balance, beginning of year	$(30,428)	$(30,409)	$(30,364)
Repurchase of common stock	--	(19)	(45)

Balance, end of year	$(30,428)	$(30,428)	$(30,409)

Accumulated deficit
Balance, beginning of year	$(2,468,301)	$(2,107,716)	$(118,228)
Net loss	(26,290)	(360,585)	(1,989,488)

Balance, end of year	$(2,494,591)	$(2,468,301)	$(2,107,716)

Number of shares
Common stock
Balance, beginning of year	139,251,879	138,300,625	135,159,843
Common stock issued	2,848,493	951,254	3,140,782

Balance, end of year	142,100,372	139,251,879	138,300,625

Treasury stock
Balance, beginning of year	(1,107,164)	(1,102,579)	(1,064,000)
Common stock issued	(498)	(4,585)	(38,579)

Balance, end of year	(1,107,662)	(1,107,164)	(1,102,579)

See accompanying notes to the consolidated financial statements.

CNET NETWORKS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

(1) DESCRIPTION OF BUSINESS AND SIGNFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

CNET Networks, Inc. (CNET) is a leading global media company informing and connecting buyers, users and sellers of personal technology, games and entertainment, and business technology products. CNET was incorporated in the state of Delaware in December 1992.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CNET Networks Inc. and its wholly and majority owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

For operations in countries where the functional currency is other than the U.S. dollar, revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at end-of-period rates. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

USE OF ESTIMATES

CNET’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

RECLASSIFICATION

Certain amounts in the financial statements and notes thereto have been reclassified to conform to current year classification.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of CNET’s cash and cash equivalents, marketable debt securities, accounts receivable and accounts payable approximate their respective fair values. The carrying value of CNET’s 5% Convertible Subordinated Notes is deemed to be their fair value since it is impracticable to estimate a fair value as there is no comparable debt available on the market.

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

SHORT AND LONG-TERM DEBT INVESTMENTS

Investments in marketable debt securities with maturities greater than three months at the date of purchase and current maturities less than twelve months from the balance sheet date are considered current assets. Those with maturities greater than twelve months from the balance sheet date are considered non-current assets.

CNET’s marketable debt securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred.

CONCENTRATION OF CREDIT RISK

Financial instruments potentially subjecting CNET to concentrations of credit risk consist primarily of cash, cash equivalents, investments and trade accounts receivable. CNET invests excess cash in low risk, liquid instruments. CNET’s investments in marketable debt securities are generally investment grade securities. CNET’s investments in privately held companies are concentrated in the information technology sector and as such are subject to fluctuations in fair value based on technology market factors. The majority of CNET’s accounts receivable are derived from domestic sales to companies in the information technology sector. CNET closely monitors its outstanding receivable balances on an ongoing basis.

For the years ended December 31, 2003 and 2001, there were no revenues from one single customer that exceeded 10% of total revenues. Revenues from one U.S. Media customer, Gateway Inc., approximated 12% of total revenues for the year ended December 31, 2002. Of these revenues from this customer in 2002, approximately 69% were generated from custom publishing contracts.

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

INCOME TAXES

Income tax expense has been recorded based on an estimated effective tax rate for the year ended December 31, 2003. The estimated effective tax rate has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided against gross deferred tax assets. During 2003, CNET was refunded approximately $8.6 million of recoverable taxes. In 2002, CNET was refunded approximately $31.7 million of recoverable taxes.

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

GOODWILL AND INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, “Goodwill and Other Intangible Assets”. Prior to the adoption of SFAS 142 by CNET on January 1, 2002, the impairment of enterprise-wide goodwill was evaluated based on a comparison of CNET’s net book value to the estimated undiscounted (and without interest charges) future cash flows for CNET. Conditions that indicated that impairment of goodwill should be evaluated included a significant decrease in CNET’s market value or a current period cash flow loss combined with a history of cash flow losses.

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

Had the provisions of SFAS 142 been effective in 2001, CNET’s adjusted net loss and net loss per share would have been as follows:

(in thousands, except per share data)	Year Ended December 31,
	2003	2002	2001

Reported net loss	$(26,290)	$(360,585)	$(1,989,488)
Goodwill amortization	--	--	626,711

Adjusted net loss	$(26,290)	$(360,585)	$(1,362,777)

Basic and diluted net loss per share:
As reported	$(0.19)	$(2.60)	$(14.52)

As adjusted	$(0.19)	$(2.60)	$(9.94)

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

Marketing Services

CNET recognizes revenues from the sale of impression-based advertisements on its online network in the period in which the advertisements are delivered. The arrangements are evidenced either by insertion order or contract that stipulate the types of advertising to be delivered and pricing. CNET’s customers are billed based on a discounted list price with no amounts subject to refund. When recognizing revenues, the discounts granted are applied to each type of advertisement purchased based on the relative fair value of each element.

CNET refers to the fees charged to merchants based on the number of users who click on an advertisement or text link to visit websites of CNET’s merchant partners as “activity-based advertising”. For activity-based advertising, the arrangement is evidenced by a contract that stipulates the fee per activity. The fee becomes fixed and determinable upon our user clicking on an advertisement. These revenues are recognized in the period in which the activity occurs, and are not subject to refund.

In certain arrangements, CNET sells multiple deliverables to customers as part of a multiple-element arrangement. For these arrangements, CNET allocates revenue to each deliverable based on the relative fair value of each deliverable. Revenue is recognized in these arrangements as CNET delivers on its obligation.

CNET trades advertising on its Internet sites in exchange for marketing services of other companies, referred to as “barter revenue”. These revenues are recognized in the period in which the advertisements are delivered based on the fair market value of the services delivered. CNET determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter deals within the previous six-month period. Barter revenues were approximately $11.8 million, $11.6 million and $18.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

In 2001, a portion of CNET’s revenues was received in the form of securities of its customers. Revenues in the form of securities of CNET’s customers amounted to $4.7 million for the year ended December 31, 2001. There were no such revenues in 2003 and 2002.

Licensing, Fees and Users

Revenues for subscriptions to CNET’s Internet sites, print publications, product database and procurement services are recognized on a straight-line basis over the term of the subscription. Upon execution of a contract, billing and commencement of the services, CNET records deferred revenue for the fee charged. This deferred revenue is recognized on a straight-line basis over the period of the arrangement. The amounts under contract are not refundable after the customer has used the service.

Publishing

Advertising revenues from CNET’s print and custom print publications are recognized in the month that the related publications are sent to subscribers or become available at newsstands. Newsstand revenue from print publications is recognized when the publications are delivered to the newsstand at which time a reserve is recorded against the value of the publications delivered based on the number of magazines that CNET expects to be returned. To ensure these reserves are adequate, CNET reviews the sell-through history of the publications on a monthly basis.

Collectibility of Receivables

CNET maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. CNET bases its allowances on periodic assessment of its customer’s liquidity and financial condition through credit rating agencies reports, financial statement reviews and historical collection trends.

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

(in thousands, except per share data)	Year Ended December 31,
	2003	2002	2001

Net loss:
As reported	$(26,290)	$(360,585)	$(1,989,488)
Fair value based method
compensation expense	(23,467)	(36,735)	(53,920)

Proforma	$(49,757)	$(397,320)	$(2,043,408)

Basic and diluted net loss per share:
As reported	$(0.19)	$(2.60)	$(14.52)

Proforma	$(0.35)	$(2.86)	$(14.91)

The effect of applying SFAS 123 in this pro forma disclosure is not indicative of the effects on reported results for future periods. SFAS No. 123 does not apply to awards prior to 1995. The weighted-average fair value of options granted in 2003, 2002 and 2001 was $3.96, $2.71 and $5.72, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001:

	Year Ended December 31,
	2003	2002	2001

Dividend yield	0%	0%	0%
Expected volatility	98-105%	105%	99%
Risk-free interest rate range	2.33-2.98%	3.86%	4.42%
Expected life range (in years)	3 - 5	5	5

Beginning with the third quarter of fiscal 2003, CNET decreased the estimate of the expected life of new options granted to employees from five years to three years. CNET based its expected life assumption on historical experience as well as the terms and vesting periods of the options granted. The reduction in the estimated expected life was a result of an analysis of CNET’s historical experience.

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. Such costs are included in selling and marketing expense and totaled approximately $16.0 million, $17.6 million and $37.6 million during the years ended December 31, 2003, 2002 and 2001, respectively.

BENEFIT PLANS

In 1996, CNET adopted a 401(k) Profit Sharing Plan (the 401 (k) Plan) that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all of CNET’s U.S. based employees, who may contribute up to 25% of their annual compensation, subject to a limitation of $12,000 in 2003. Employees vest immediately in their contributions and earnings thereon. The plan allows for company matching contributions which amount to 50% of the employee’s contribution, up to 4%, with a maximum annual match for 2003 of $1,500. Employees vest in CNET’s contributions at 50% after one year of service and 100% after two years of service. For the years ended December 31, 2003, 2002 and 2001, CNET made matching contributions of $ 1.0 million, $1.2 million and $1.4 million, respectively.

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

WEB SITE DEVELOPMENT COSTS

The Emerging Issues Task Force (EITF) Issue No. 00-2, “Accounting for Web Site Development Costs” requires that costs incurred during the development of web site applications and infrastructure involving developing software to operate the web site, including graphics that effect the “look and feel” of the web page and all costs relating to software used to operate a web site should be accounted for under Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to FASB Statement No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. In 2001, CNET commenced the development of a standard delivery platform for its Internet network. CNET believes this created a better product for users and a better marketing platform for advertisers and resulted in internal cost and delivery efficiencies. Costs of approximately $18.4 million to date have been capitalized pursuant to SOP 98-1, including $3.5 million in 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued a Consensus, which clarified certain issues within EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The Consensus addresses how to allocate the revenue in an arrangement involving multiple deliverables into separate units of accounting consistent with the identified separate earnings processes of each deliverable for revenue recognition purposes. The Issue also addresses how each element in a multiple-element sales arrangement should be measured and allocated to the separate units of accounting in the arrangement. The Consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The implementation of this Consensus has not had a material effect on our operating results or financial position.

In December 2003, the FASB issued FASB Interpretation (FIN) 46 (revised December 2003), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. FIN 46R is required to be applied to variable interests in variable interest entities (VIEs) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. We are currently analyzing the impact of applying FIN 46R, however, we believe that the application of FIN 46R will not have a material impact on our consolidated financial statements.

(2) BALANCE SHEET COMPONENTS

(in thousands)	December 31,
	2003	2002
Cash and cash equivalents:
Commercial paper	$37,327	$5,002
Money market mutual funds	9,460	25,144
Cash	19,126	17,053

Cash and cash equivalents	$65,913	$47,199

Accounts receivable:
Accounts receivable	$66,301	$73,220
Allowance for doubtful accounts	(11,914)	(17,156)

Accounts receivable, net	$54,387	$56,064

Property and equipment:
Land	$569	$493
Buildings	8,372	7,325
Computer equipment	23,499	37,493
Production equipment	--	3,564
Office equipment, furniture and fixtures	8,437	7,611
Software	29,479	24,166
Leasehold improvements	25,229	24,338
Assets in progress	284	4,465

	95,869	109,455
Less accumulated depreciation and
amortization	(39,485)	(46,562)

Property and equipment, net	$56,384	$62,893

Accrued liabilities:
Compensation and related benefits	$12,511	$13,878
Lease abandonment	3,387	6,282
Marketing and advertising	2,631	1,265
Deferred revenue	12,137	11,435
Tax-related liabilities	10,027	10,714
Other	12,458	19,259

Accrued liabilities	$53,151	$62,833

(3) ACQUISITIONS

2003 Acquisitions

On April 1, 2003, CNET acquired intellectual property and certain other assets of European Technology Forum, Ltd., located in the UK, an organizer of conferences and events aimed at the technology industry. On April 25, 2003, CNET acquired intellectual property and certain other assets of eRankings, Inc., a provider of news, reviews and in-depth information related to PC and video gaming. On May 6, 2003, CNET acquired intellectual property and certain other assets of GameFAQs.com, Inc, which provides an online community for users to post gaming strategy, hints, codes, tips and messages related to PC and video gaming. On December 1, 2003, CNET acquired Haosi Zhide Event and Exhibition Company, Ltd., located in China, which engages in planning and organizing events and exhibitions and provides conference services. On December 2, 2003, CNET acquired the intellectual property of MP3.com. The aggregate purchase price for all five unrelated acquisitions was $3.1 million. A total of $2.9 million was paid in cash with the remainder outstanding under a note payable that is to be paid within two years of the acquisition. The transactions have been accounted for using the purchase method of accounting.

The total purchase price has been allocated to the tangible and intangible assets based on estimates of their respective fair values. The aggregate purchase price of $3.1 million has been allocated, on a preliminary basis, to tangible assets of approximately $435,000. intangible assets of approximately $842,000 that are being amortized over a three-year period, and goodwill of approximately $2.4 million. In addition, $544,000 of liabilities were assumed. The weighted average life of the intangibles acquired from these transactions is three years.

2002 Acquisitions

CNET made several small acquisitions during 2002. In the second quarter of 2002, CNET acquired intellectual property and other assets of Upgradebase.com, Inc., a provider of content specifications for memory and memory upgrades, as well as other computer products and peripherals, Vendorbase.com, Inc., a provider of information covering remarketed IT products, and Smartshop.com, Inc., a provider of online comparison shopping infrastructure. In the third quarter of 2002, CNET acquired intellectual property and certain other assets of NewMediary, which operates an IT white paper directory; WAAG Technologies, a Japanese IT consulting company, and Silicon.com located in the UK, which operates Internet sites providing industry news, analysis and employment recruitment services targeted toward European IT professionals. Additionally, in October 2002, CNET exchanged its original minority ownership interest in a Korean company that is the licensee and operator of CNET’s ZDNet brand and online content in Korea for a 63.0% interest in the newly restructured company, CNET Networks Korea Co, Ltd. These acquisitions have been reflected in the balance sheet at December 31, 2002. The statement of operations of CNET for the year ended December 31, 2002 includes the results of operations of these businesses since the dates of their respective acquisitions.

These acquisitions were accounted for by the purchase method of accounting. The aggregate purchase price of $9.8 million for these transactions, consisting of $8.8 million in cash and $1.0 million in notes payable, has been allocated to tangible and intangible assets based on estimates of their respective fair values. The aggregate purchase price was allocated as $8.6 million to goodwill, $1.3 million to intangible assets, $2.7 million to other assets, and $2.8 million to assumed liabilities. In accordance with the provisions of SFAS 142, goodwill arising from these transactions has not been amortized. The weighted average life of the intangibles acquired from these transactions is three years.

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

(4) MARKETABLE DEBT SECURITIES

The following is a summary of available-for-sale marketable debt investments:

(in thousands)	Year Ended December 31, 2003
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Interest Receivable	Estimated Fair Value
Short term investments
Corporate obligations	$8,365	$24	$(16)	$172	$8,545
Government agencies	4,000	--	(4)	15	4,011

	12,365	24	(20)	187	12,556

Long term investments
Corporate obligations	5,777	24	--	136	5,937
Government agencies	32,443	46	(13)	298	32,774

	38,220	70	(13)	434	38,711

	$50,585	$94	$(33)	$621	$51,267

	Year Ended December 31, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Interest Receivable	Estimated Fair Value
Short term investments
Corporate obligations	$7,630	$12	$(8)	$89	$7,723
Government agencies	6,483	22	--	11	6,516

	14,113	34	(8)	100	14,239

Long term investments
Corporate obligations	29,314	322	(1)	391	30,026
Government agencies	35,075	263	--	238	35,576

	64,389	585	(1)	629	65,602

	$78,502	$619	$(9)	$729	$79,841

The contractual maturities of CNET’s short term investments at December 31, 2003 were one year or less while CNET’s long term investments had contractual maturities between one and three years. Expected maturities may differ from contractual maturities because issuers of the securities have the right to prepay or call obligations without prepayment penalties.

(5) GOODWILL AND INTANGIBLE ASSETS

Acquired Intangible Assets

The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

(in thousands)	December 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortized intangible assets:
Tradename/trademarks	$28,887	$(18,766)	$10,121	$12,114
Registered Users	2,100	(2,055)	45	846
Subscriptions	4,086	(4,022)	64	1,623
Content	550	(125)	425	--
Noncompetition agreements	373	(218)	155	--
Developed technology	1,641	(1,188)	453	1,303

Total	$37,637	$(26,374)	$11,263	$15,886

Intangibles that are subject to amortization are amortized on a straight-line basis over three to five years, except for certain trademarks that are amortized over ten years. Estimated future amortization expense related to other intangible assets at December 31, 2003 is as follows:

(in thousands)

2004	$2,597
2005	1,985
2006	1,614
2007	1,358
2008	1,295
Thereafter	2,414

$11,263

Goodwill

The following table sets forth the changes in goodwill by reporting unit for the years ended December 31, 2003 and 2002:

(in thousands)	Total	U.S. Media	Computer Shopper	Channel Services	Asia	Europe
Balance as of December 31, 2001	$279,353	$255,162	$19,020	$4,047	$1,124	$--
Reclassifications	7,078	6,439	639	--	--	--
Acquisitions and other	11,485	6,977	--	1,162	1,706	1,640
Goodwill impairment	(238,766)	(238,766)	--	--	--	--

Balance as of December 31, 2002	59,150	29,812	19,659	5,209	2,830	1,640
Acquisitions	2,405	1,735	--	--	429	241

Balance as of December 31, 2003	$61,555	$31,547	$19,659	$5,209	$3,259	$1,881

Given the declines in the equity markets and in CNET’s stock price during the third quarter of 2002, the results of CNET’s annual impairment test performed as of August 31, 2002 indicated the carrying value of goodwill and other intangible assets for the U.S. Media reporting unit exceeded their implied fair values, and an impairment charge of $238.8 million for goodwill and $40.5 million for intangible assets of that reporting unit was recorded in the third quarter of 2002. Additionally, certain other assets, including fixed assets, totaling $11.2 million were deemed to be impaired and were written-off.

(6) DEBT

Below is a summary of CNET’s debt:

(in thousands)	December 31,
	2003	2002
5% Convertible Subordinated Notes	$113,724	$113,724
Other obligations	4,404	4,234

	118,128	117,958
Less current maturities	(99)	(220)

	$118,029	$117,738

As a result of the ZDNet acquisition on October 17, 2000, CNET assumed $614,000 of notes payable. These notes remained outstanding after a tender offer by Ziff-Davis of its 8½% Senior Subordinated Notes due 2008 with interest payable semiannually on May 1 and November 1.

As a result of the acquisition on July 27, 1999 of CNET Channel Services, S.A. (formerly known as GDT), CNET assumed a Swiss France 5% mortgage loan for the building owned by CNET Channel Services, S.A. with a principal balance of $700,000 as of December 31, 2000. The term of the loan is 36 years. On April 24, 2000, CNET Channel Services, S.A., acquired more property that CNET funded with additional Swiss Franc 5% mortgage loans of $2.4 million over a 20-year term. At December 31, 2003, CNET’s obligation under these loans was $3.8 million.

On March 8, 1999, CNET completed a private placement with gross proceeds of $172.9 million of 5% Convertible Subordinated Notes, due 2006 (the Notes). The Notes are convertible into CNET’s common stock after June 7, 1999 at a conversion price of $37.41 per share, subject to certain conditions, at the option of the note holder. CNET’s obligations with respect to the 5% Convertible Subordinated Notes can be found in the indenture for such notes filed as Exhibit 10.40 to CNET’s Annual Report on 10-K for the year ended December 31, 1998. During 2002, CNET paid $36.7 million to repurchase $59.2 million principal amount of the 5% Convertible Subordinated Notes, resulting in a gain of $21.6 million, net of the write-off of related capitalized debt issuance costs of $0.9 million. At December 31, 2003, a total of $113.7 million of the Notes remained outstanding.

The aggregate annual principal payments for the notes and loans payable outstanding as of December 31, 2003 are summarized as follows:

(in thousands)

2004	$99
2005	99
2006	113,823
2007	99
2008	713
Thereafter	3,295

$118,128

(7) INCOME TAXES

The expense (benefit) from income taxes is as follows:

(in thousands)	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$(51)	$(39,066)	$(15,577)
State and foreign	711	538	(5,300)

Total current	660	(38,528)	(20,877)

Deferred:
Federal	--	16,892	(47,145)
State and foreign	--	1,343	(985)

Total deferred	--	18,235	(48,130)

	$660	$(20,293)	$(69,007)

CNET’s reconciliation of the expected statutory federal income tax rate of 35% to the actual tax rate is presented in the following schedule:

	Year Ended December 31,
	2003		2002		2001
Income tax expense
at statutory rate	(35	.00)%	(35	.00)%	(35	.00)%
Non deductible goodwill
amortization and impairment	1.35%		30.51%		32.13%
Permanent differences	1.44%		0.10%		0.01%
State and foreign tax	2.98%		(5	.52)%	(6	.00)%
Other	(0	.48)%	(0	.73)%	(0	.79)%
Valuation allowance	32.28%		5.31%		6.30%

Effective tax rate	2.57%		(5	.33)%	(3	.35)%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets/(liabilities) are presented below:

(in thousands)	Year Ended December 31,
	2003	2002	2001
Net operating loss carryforwards	$107,704	$60,081	$70,404
Properties and intangibles	58,638	76,525	59,302
Reserves and accruals (current)	7,443	7,618	10,263
(Unrealized gain) deferred loss from
privately held investments	49,273	55,611	57,923
State taxes	(69)	194	175
Other	86	111	110

	223,075	200,140	198,177
Less valuation allowance	(223,075)	(200,140)	(179,942)

	$--	$--	$18,235

The net change in the valuation allowance for the years ended December 31, 2003, 2002 and 2001 was an increase of $22.9 million, $20.2 million and $129.9 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

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

Approximately $8.6 million of recoverable taxes were refunded to CNET in 2003. At December 31, 2003, CNET had net operating losses of $327.4 million consisting of U.S. net operating losses of $218.3 million and of cumulative foreign net operating losses of $109.1 million. These losses will be carried forward to offset taxable income generated in future years. Approximately $65.0 million of these losses are related to federal net operating losses from the ZDNet acquisition, which took place in 2000. These losses are subject to limitations on their utilization due to the change in ownership and will begin to expire in 2011. Operating losses generated in 2003 were primarily related to amortization of intangible assets and losses from operations.

(8) STOCKHOLDERS’ EQUITY

ISSUANCE OF COMMON STOCK

CNET issued common stock pursuant to acquisitions of 773,341 shares in 2001. No such shares were issued in 2003 and 2002.

STOCK OPTION PLANS

Plan Name	Number of Shares Authorized	Number of Shares Outstanding
Board Adopted Plans

CNET Stock Option Plan (1994), subsequently amended and restated	11,000,000	1,954,026
CNET 1997 Stock Option Plan	12,400,000	5,583,837
CNET 2000 Stock Incentive Plan	5,000,000	4,326,201
2001 CNET Network, Inc. Stock Incentive Plan	7,500,000	5,556,207

Each of the 1994, 1997 and 2000 Plans was approved by the stockholders of CNET. In connection with acquisitions, CNET assumed the mySimon 1998 Amended and Restated Stock Plan, the Apollo Solutions, Inc. 2000 Stock Option Plan, the Ziff-Davis 1998 Incentive Compensation Plan, and the TechRepublic, Inc. 1999 Stock Option Plan. At December 31, 2003, 2,077,299 options were outstanding under these assumed plans. Stock options for the 1994, 1997, 2000 and 2001 Plans are granted with an exercise price equal to the fair market value at the date of grant. All stock options have terms of between 10 and 12 years and generally vest and become fully exercisable four years from the date of grant.

A summary of the status of CNET’s stock option plans as of December 31, 2003, 2002 and 2001, and changes during each of the years then ended is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2000	30,132,233	$20.86
Granted	13,793,636	7.54
Exercised	(1,960,818)	7.07
Canceled	(9,842,386)	23.18

Balance at December 31, 2001	32,122,665	15.27
Granted	1,533,620	2.71
Exercised	(393,086)	7.66
Canceled	(16,371,573)	20.49

Balance at December 31, 2002	16,891,626	9.25
Granted	8,896,625	3.96
Exercised	(2,670,002)	3.56
Canceled	(3,620,679)	9.51

Balance at December 31, 2003	19,497,570	$7.57

As of December 31, 2003, 2002 and 2001, the number of options exercisable was 10,116,338, 9,208,599 and 13,499,284, respectively, and the weighted average exercise price of those options was $9.71, $10.89, and $18.06, respectively. As of December 31, 2003, there were 4,801,136 additional shares available for grant under the plans.

The following table summarizes information about stock options outstanding as of December 31, 2003:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding As of 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of 12/31/03	Weighted Average Exercise Price
$0.60	$0.90	217,922	8.6	$0.89	60,559	$0.87
1.07	1.18	165,279	8.4	1.11	58,019	1.12
1.75	2.54	2,183,982	6.7	2.47	1,562,465	2.49
2.79	4.08	3,703,918	7.6	3.37	1,789,935	3.38
4.19	6.10	6,037,805	8.5	4.79	1,144,447	5.31
6.40	9.55	2,398,599	6.0	7.65	1,808,216	7.58
9.63	14.13	3,083,775	7.0	11.12	2,140,955	11.20
14.63	21.88	814,211	4.9	18.73	705,766	18.73
22.00	33.00	546,827	6.3	25.69	502,994	25.66
33.72	50.06	66,060	5.9	35.72	64,894	35.69
50.69	68.09	279,192	5.4	57.46	278,088	57.48

$0.60	$68.09	19,497,570	7.3	$7.57	10,116,338	$9.71

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

EMPLOYEE STOCK PURCHASE PLAN

In July 1996, CNET adopted an Employee Stock Purchase Plan that covers substantially all domestic employees, whereby participants may elect to purchase CNET’s stock. The purchase price varies each quarter and is 85% of the lower of the closing price at the beginning of the quarter and the closing price at the end of the quarter for the first and third quarters of the year or the lower of the closing price at the beginning of the prior quarter and the closing price at the end of the current quarter for the second and fourth quarters of the year. Employee contributions consist of a percentage of their compensation. The maximum percentage of compensation that an employee may contribute to purchase CNET stock is 15%.

(9) NET LOSS PER SHARE

The following table sets forth the computation of net loss per share:

(in thousands, except share and per share data)	Year Ended December 31,
	2003	2002	2001
Basic and Diluted Earnings Per Share
Loss available to common stockholders	$(26,290)	$(360,585)	$(1,989,488)

Weighted average shares - basic and diluted	140,234,438	138,850,094	137,062,987

Basic and diluted loss per common share	$(0.19)	$(2.60)	$(14.52)

Diluted net loss per share for the year ended December 31, 2003 does not include the effect of 4,132,833 common shares related to options at an average exercise price of $5.45 or 1,380 shares of unvested restricted stock with an average exercise price of $1.18 per share or 3,040,242 common shares related to the 5% Convertible Subordinated Notes offering with an average conversion price of $37.41 per share because their effect is anti-dilutive.

Diluted net loss per share for the year ended December 31, 2002 does not include the effect of 946,283 common shares related to options with an average exercise price of $3.36 per share or 8,280 shares of unvested restricted stock with an average exercise price of $1.22 per share because their effect is anti-dilutive. In addition, diluted net loss per share for the year ended December 31, 2002 does not include the effect of 3,040,242 common shares related to the 5% Convertible Subordinated Notes offering with an average conversion price of $37.41 per share because their effect is anti-dilutive.

Diluted net loss per share for the year ended December 31, 2001 does not include the effect of 2,405,972 common shares related to options with an average exercise price of $6.97 per share or 189,336 shares of unvested restricted stock with an average exercise price of $1.22 per share because their effect is anti-dilutive. In addition, diluted net loss per share for the year ended December 31, 2001 does not include the effect of 4,622,624 common shares related to the 5% Convertible Subordinated Notes offering with an average conversion price of $37.41 per share because their effect is anti-dilutive.

(10) COMMITMENTS AND CONTINGENCIES

Leases

CNET has several non-cancelable operating leases primarily for general office facilities and equipment that expire over the next 16 years. Future minimum lease payments at December 31, 2003 under these leases are as follows:

(in thousands)

2004	$23,232
2005	20,688
2006	16,761
2007	14,878
2008	13,574
Thereafter	109,947

$199,080

Minimum payments have not been reduced by minimum sublease rentals of $3.7 million due through August 2005 under noncancelable subleases. Sublease income from operating leases was $2.6 million for the year ended December 31, 2003, of which $1.8 million related to subleases for abandoned properties, and therefore was taken to the lease abandonment accrual. Rental expense from operating leases totaled $18.1 million, $19.8 million, and $15.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Effective August 1, 2002, the lease for CNET’s headquarters in San Francisco was amended whereby the rent on the lease was reduced by an aggregate amount of $45.1 million over the remaining term of the lease in exchange for an $8.0 million payment and the posting of a $2.0 million letter of credit for three years. The $8.0 million payment was recorded as prepaid rent and is being recognized into lease expense over the remaining lease term.

CNET had $743,000, $981,000 and $623,000 of computer equipment under capital leases at December 31, 2003, 2002 and 2001, respectively. Total accumulated amortization on these assets was $543,000, $447,000 and $94,000 at December 31, 2003, 2002 and 2001, respectively. Depreciation expense applicable to these capitalized leases was $248,000, $377,000 and $94,000 for the years ended December 31, 2003, 2002 and 2001. At December 31, 2003, the remaining portion of the future payments under these leases of $171,000 is included in accrued liabilities.

Guarantee

In conjunction with the ZDNet acquisition in 2000, CNET assumed a guarantee of the obligations of Ziff Davis Media Inc., an unaffiliated company, under a New York City office lease for a total of 399,773 square feet. In connection with that guarantee, we also have a letter of credit for $15.2 million outstanding as a security deposit. This letter of credit is collateralized by a deposit in escrow, which is included in restricted cash. As there is no present obligation to make any payments in connection with this guarantee, CNET has not recorded any liability for this guarantee in its financial statements. This lease expires in 2019. The annual average cost per square foot is approximately thirty dollars over the remaining term of the lease. Through a sublease from Ziff Davis Media Inc., CNET currently occupies 49,140 square feet of the office space covered under this lease. Ziff Davis Media Inc. currently occupies 144,682 square feet of this space. There are three additional subleases, The Bank of New York, FOJP Risk Management and Softbank, who collectively occupy a total of 205,951 square feet. During 2002, Softbank subleased its 30,885 square feet to The Beanstalk Group. In 2003, Ziff-Davis Media Inc. subleased 61,494 square feet of space formerly occupied by Ziff Davis Media’s operations to FOJP Risk Management. As of December 31, 2003, the total lease payments remaining until the end of the lease term were $178.5 million, excluding the amounts attributable to CNET’s sublease. If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, CNET would be required to make their lease payments under the guarantee.

Lease Abandonment

In 2001, CNET performed an evaluation of its domestic and international real estate requirements. This evaluation resulted in the consolidation or abandonment of several leased facilities. In connection with these abandoned leases, CNET established an accrual for lease abandonment. The balance in this accrual was $9.8 million at December 31, 2002. During the year ended December 31, 2003, cash expenditure reductions to this accrual were $9.2 million, and an additional $4.5 million was added to the accrual due to modifications of certain assumptions regarding the timing of subleasing the facilities and higher than anticipated costs to terminate two of the leases. At December 31, 2003, a balance of $5.1 million remained in this accrual. The total undiscounted liability under these leases, assuming that the spaces cannot be sublet, is approximately $6.6 million.

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

The majority of the issuers, including CNET, and their insurers have entered into a Memorandum of Understanding with the plaintiffs to dismiss the issuers from the litigation in exchange for a “back-stop” guarantee from the issuers and their insurers pursuant to which they will pay the plaintiffs any shortfall between $1 billion and the amounts recovered in the ongoing litigation against the underwriters. The parties are currently negotiating definitive settlement documents, which are subject to the approval of the court. Based on its insurance coverage and the number of issuers participating in the settlement, if the settlement is finalized CNET does not believe that it will face any material liability as a result of the litigation. If the settlement does not occur, CNET intends to seek indemnification from the underwriters, and it is not possible to predict whether the litigation will have a material adverse effect on CNET’s financial condition or results of operations.

There are no other legal proceedings to which we are a party, other than ordinary routine litigation incidental to our business that is not expected to be material to our business or financial condition.

(11) SEGMENTS

CNET’s primary areas of measurement and decision-making include three principal business segments. Based upon the criteria established by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” CNET has determined that its business segments are U.S. Media, International Media and Channel Services. U.S. Media consists of an online network focused on three content categories: personal technology, games and entertainment, business technology. International Media includes the delivery of online technology information and several technology print publications in non U.S. markets. Channel Services includes a product database licensing business and an online technology marketplace for resellers, distributors and manufacturers. As we continue to see a convergence of customer relationships between U.S. Media and the Channel Service product offerings, we will evaluate combining the reporting of the results of Channel Services within U.S. Media in 2004.

Summarized information by segment as excerpted from the internal management reports is as follows:

(in thousands)	Year Ended December 31, 2003
	U.S. Media	Inter- national Media	Channel Services	Other	Total
Revenues	$192,264	$37,431	$16,545	$--	$246,240
Operating expenses	174,511	41,827	17,301	33,417	267,056

Operating income(loss)	$17,753	$(4,396)	$(756)	$(33,417)	$(20,816)

	Year Ended December 31, 2002
	U.S. Media	Inter- national Media	Channel Services	Other	Total
Revenues	$194,105	$27,786	$15,066	$--	$236,957
Operating expenses	200,847	34,256	19,837	363,331	618,271

Operating loss	$(6,742)	$(6,470)	$(4,771)	$(363,331)	$(381,314)

	Year Ended December 31, 2001
	U.S. Media	Inter- national Media	Channel Services	Other	Total
Revenues	$242,122	$28,805	$14,878	$--	$285,805
Operating expenses	264,786	44,254	22,879	1,821,011	2,152,930

Operating loss	$(22,664)	$(15,449)	$(8,001)	$(1,821,011)	$(1,867,125)

Since operating income (loss) before depreciation, amortization and asset impairment is the measure of operating performance that management uses for making decisions and allocating resources, certain operating costs are not allocated across segments. These unallocated operating costs, included in “Other” in the tables above, represent all costs related to the realignment of CNET’s business and all depreciation and amortization expenses, as well as asset impairment and disposal charges. For the year ended December 30, 2003, “Other” includes $9.8 million of realignment expenses and depreciation and amortization expenses of $23.6 million. The $9.8 million of realignment expenses consisted of $2.8 million of lease abandonment expense, $890,000 of costs associated with the termination of CNET’s on-air radio operations, and $6.1 million of severance (relating to 135 employees). This $9.8 million of expense was included in the statement of operations as $3.9 million in cost of revenue, $925,000 in sales and marketing and $5.0 million in general and administrative expenses. For the year ended December 31, 2002, “Other” includes $290.5 million of asset impairment, $12.4 million of realignment expenses and depreciation and amortization expenses of $60.4 million. The $12.4 million of realignment expenses consisted of $4.4 in lease abandonment charges, $8.0 million in severance (relating to 220 employees) and other realignment related expenses. This $12.4 million of expense was included in the statement of operations as $778,000 in cost of revenue, $339,000 in sales and marketing and $11.3 million in general and administrative expenses. For the year ended December 31, 2001, “Other” includes $43.0 million of realignment expenses, depreciation and amortization expenses of $703.0 million and $1.1 billion in asset impairment charges. The $43.0 million of integration expenses consisted of $21.3 million in lease abandonment charges, which were included in general and administrative expenses and $21.7 million of severance (relating to 457 employees) and other realignment related expenses. This $21.7 million of expenses was included in the statement of operations as $8.7 million in cost of revenue, $2.0 million in sales and marketing and $11.0 million in general and administrative expenses.

Assets are not allocated to segments for internal reporting purposes. Segment operating income (loss) before realignment expenses and depreciation and amortization should not be considered a substitute for operating income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

The following table presents revenues for groups of similar services:

	Year Ended December 31, 2003
(in thousands)	2003	2002	2001
Revenues:
Marketing services (1)	$169,499	$158,974	$217,872
Licensing, fees and user (2)	27,491	24,339	23,327

Internet	196,990	183,313	241,199
Publishing (3)	49,250	53,644	44,606

	$246,240	$236,957	$285,805

(1)	Marketing Services: sales of advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement is viewed by users of our websites) or activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners, or download a software application or a whitepaper)

(2)	Licensing, Fees and Users: licensing our product database and online content, subscriptions to our online services, and other paid services

(3)	Publishing: sales of advertisements in our print publications, subscriptions and newsstand sales of publications, and custom publishing services.

(12) GEOGRAPHIC INFORMATION

CNET has wholly-owned operations in Australia, France, Germany, Japan, Singapore, Switzerland and the United Kingdom. In addition, CNET has joint ventures in China and Korea, wherein CNET is a majority owner. Those joint ventures are consolidated and operate advertising, publishing and events businesses with aggregate assets of approximately $8.1 million. Any losses incurred by these companies will be funded by CNET.

Revenue is attributed to individual countries according to the international online property or print publication that generated the revenue. International revenues accounted for 21%, 17% and 14% of net revenues during the years ended December 31, 2003, 2002 and 2001, respectively. No single foreign country accounted for more than 10% of net revenues for the year ended December 31, 2003.

The following table sets forth net revenues and long-lived assets information for geographic areas:

(in thousands)	U.S.	International	Total
2003
Net revenues	$194,859	$51,381	$246,240
Long-lived assets	112,191	17,011	129,202
2002
Net revenues	$196,743	$40,214	$236,957
Long-lived assets	119,582	18,347	137,929
2001
Net revenues	$244,755	$41,050	$285,805
Long-lived assets	438,170	16,361	454,531

Long-lived assets consist of property and equipment, intangible assets and goodwill.

(13) RELATED PARTY TRANSACTIONS

In January 2003, CNET paid Clear Channel Communications $250,000 as a final payment for the exclusive right to provide programming and sell advertising on one of Clear Channel’s San Francisco radio stations. Also in January 2003, CNET and Clear Channel agreed to the early termination of that agreement in exchange for CNET paying Clear Channel $600,000, which represented a reduction from CNET’s remaining obligations under the agreement. The termination of the agreement followed CNET’s decision to discontinue its broadcast radio operations. Randall Mays, a Director and Chief Financial Officer of Clear Channel, was a member of CNET’s Board of Directors and served as Chairman of the Audit Committee until his resignation in June 2003. The agreement to license the San Francisco radio station from Clear Channel was originally entered into when the station was owned by AM/FM, a company that was eventually purchased by Clear Channel, and prior to Mr. Mays joining the CNET board.

An affiliate of SOFTBANK Corp. has entered into a three-year agreement under which the SOFTBANK affiliate paid CNET $2.0 million in exchange for an exclusive license to the ZDNet brand and content in Japan. In addition, CNET and SOFTBANK Media, an affiliate of SOFTBANK Corp., are joint owners of a company that is the licensee and operator of CNET’s ZDNet brand and online content in Korea. SOFTBANK Media owns a 30.3 percent minority interest in the Korean entity, and CNET owns a 63.7 percent interest. Eric Hippeau, Managing Partner of SOFTBANK Capital Partners, a venture fund and affiliate of SOFTBANK, was a member of CNET’s Board of Directors and served on the Compensation Committee until his resignation in December 2003.

(14) QUARTERLY FINANCIAL DATA (unaudited)

(in thousands, except per share data)	Quarter Ended
	March 31	June 30	September 30	December 31
2003
Revenues	$56,588	$58,401	$57,744	$73,507
Operating income(loss)(1)	(14,592)	(9,815)	(4,526)	8,117
Income (loss) before income taxes	(15,683)	(11,301)	(5,899)	7,253
Net income (loss)	(15,829)	(11,572)	(5,838)	6,949
Basic and diltued net income (loss) per share $	(0.11)	$(0.08)	$(0.04)	$0.05

2002
Revenues	$55,652	$57,238	$56,266	$67,801
Operating loss(2)(3)	(33,296)	(35,111)	(300,495)	(12,412)
Income (loss) before income taxes(4)(5)	(40,034)	(37,127)	(307,203)	3,486
Net income (loss)(6)	(31,050)	(25,818)	(307,203)	3,486
Basic and diltued net income (loss) per share $	(0.22)	$(0.19)	$(2.21)	$0.03

(1)	Quarterly realignment expense charges for the first and second quarters of 2003 were $5.4 million and $4.3 million, respectively.

(2)	Quarterly realignment expense charges for the first, second and fourth quarters of 2002 were $2.9 million, $7.7 million and $1.8 million, respectively.

(3)	In the third quarter of 2002, CNET performed its annual goodwill and intangible asset impairment test as of August 31, 2002. The results of this annual impairment test indicated the carrying value of goodwill and other intangible assets for the U.S. Media reporting unit exceeded their implied fair values, and an impairment charge of $238.8 million for goodwill and of $40.5 million for intangible assets of that reporting unit was recorded in the third quarter of 2002. Additionally, a loss on disposal of fixed assets of $1.8 million and $9.4 million was recorded in the third and fourth quarters of 2002, respectively.

(4)	In the first, second and third quarters of 2002, CNET incurred an impairment loss of $7.6 million, $500,000, and $7.3 million on certain privately held investment for which an other-than-temporary loss was deemed to have occurred.

(5)	In the third quarter of 2002, CNET paid $3.6 million to repurchase $6.8 million principal amount of the 5% Convertible Subordinated Notes, resulting in a gain of $3.1 million, net of a write-off of related capitalized debt issuance costs of $0.1 million. In the fourth quarter of 2002, CNET paid $33.1 million to repurchase $52.4 million principal amount of the 5% Convertible Subordinated Notes, resulting in a gain of $18.5 million, net of a write-off of deferred debt issuance costs of $0.8 million.

(6)	In the first and second quarters of 2002, CNET recorded a tax benefit of $9.0 million and $11.3 million, respectively, primarily due to the realization of deferred tax assets in 2002, which were considered to not be recoverable previously.

SCHEDULE II
CNET NETWORKS, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(in thousands)

	Balance at Beginning of Period	Acquisitions	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Describe (1)	Balance at End of Period

2003
Allowance for
doubtful accounts	$17,156	$--	$2,579	$ --	$7,821	$11,914

2002
Allowance for
doubtful accounts	$20,691	$--	$3,004	$ --	$6,539	$17,156

2001
Allowance for
doubtful accounts	$16,970	$2,820	$17,098	$ --	$16,197	$20,691

(1)  Accounts written off.

Independent Auditors’ Report on Schedule

The Board of Directors and Stockholders
CNET Networks, Inc.

Under date of January 26, 2004, we reported on the consolidated balance sheets of CNET Networks, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in the annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the annual report on Form 10-K. This consolidated financial statement schedule is the responsibility of CNET’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets on January 1, 2002.

/s/ KPMG LLP

San Francisco, California
January 26, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from the Proxy Statement, which will be filed pursuant to Regulation 14A (the “Proxy Statement”), under the caption “Information regarding Executive Officers and Directors Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

Incorporated by reference from the Proxy Statement, under the caption “Executive Compensation,” but specifically excluding the information under the captions “ — Performance Graph” and “ — Compensation Committee’s Report on Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Proxy Statement under the caption “Stock Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the Proxy Statement under the caption “Certain Relationships and Related Transactions.”

Item 14. Principal Accounting Fees and Services

Incorporated by reference from the Proxy Statement under the caption “Principal Accounting Fees and Services.”

Item 15. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

(a)     The following documents are filed as part of this report:

(1)	Financial Statements. The following consolidated financial statements are filed as a part of this report under Item 8 — “Financial Statements and Supplementary Data”:

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Cash Flow for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Independent Auditors' Report

(2)	Financial Statement Schedules. The following financial statement schedule is filed as part of this report:

S-1 Schedule II Valuation and Qualifying Accounts

S-2 Independent Auditors' Report on Schedule

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended December 31, 2003:

Current Report on Form 8-K dated October 16, 2003, Item 9 — “Regulation FD Disclosure”, which reported CNET’s financial results for the three and nine months ended September 30, 2003.

         Exhibits.

Exhibit Number	Description

3.1	Certificate of Amendment of Certificate of Incorporation of CNET (Incorporated by reference from a previously filed exhibit to CNET’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

3.2	Amended and Restated Certificate of Incorporation of CNET (Incorporated by reference from a previously filed exhibit to CNET’s Registration Statement on Form SB-2, registration no.333-4752-LA.)

3.4*	Amended and Restated Bylaws of CNET (Incorporated by reference from a previously filed exhibit to CNET’s Annual Report on Form 10-K for the year ended December 31, 1999)

4.1	Specimen of Common Stock Certificate (Incorporated by reference from a previously filed exhibit to CNET’s Registration Statement on Form SB-2, registration no.333-4752-LA.)

4.2	Indenture dated March 8, 1999 between CNET and The Bank of New York, as trustee (Incorporated by reference from a previously filed exhibit to CNET’s Annual Report on Form 10-K for the year ended December 31, 1998)

4.3	Form of 5% Convertible Subordinated Notes due 2006 (Incorporated by reference from a previously filed exhibit to CNET’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.1*	Form of IndemnificationAgreement with certain of the Registrant’s Officers and Directors

10.2*	Form of StockOption Agreement with the Registrant’s named executive officers

10.17	Lease of Ziff-Davis Inc.‘s headquarters at 28 East 28th Street, New York, New York (incorporated by reference to the exhibit in Ziff-Davis Inc.‘s Registration Statement of Form S-1, File No. 333-46493)

10.18	Agreement and Consent to Assignment, dated as of April 4, 2000, by and among 63 Madison Associates, L.P., ZD Inc. and Ziff Davis Publishing Inc. (incorporated by reference to a previously filed exhibit to the Ziff-Davis, Inc. Annual Report for the year ended December 31, 1999)

10.19	Assignment and Assumption of Lease, dated as of April 5, 2000, between ZD Inc. and Ziff Davis Publishing Inc. (incorporated by reference to a previously filed exhibit to the Ziff-Davis, Inc. Annual Report for the year ended December 31, 1999)

10.21	2001 CNET Networks, Inc. Stock Incentive Plan ( incorporated by reference to a previously filed exhibit to the Registration Statement on Form S-8, as filed on April 11, 2002

14.1*	Code of Ethics

21.1*	List of Subsidiary Corporations

23.1*	Consent of KPMG LLP

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003

31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003

32.1*	Certificate of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350, dated August 1, 2003

32.2*	Certificate of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350, dated August 1, 2003

*..........Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNET Networks, Inc. By: /s/ Shelby W. Bonnie —————————————— Shelby W. Bonnie Chairman of the Board and Chief Executive Officer Date: February 27, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Shelby W. Bonnie —————————————— Shelby W. Bonnie Chairman of the Board and Chief Executive Officer Date: February 27, 2004

By: /s/ Douglas N. Woodrum —————————————— Douglas N. Woodrum Executive Vice President and Chief Financial Officer Date: February 27, 2004

By: /s/ David P. Overmyer —————————————— David P. Overmyer Senior Vice President, Finance and Administration (Principal Accounting Officer) Date: February 27, 2004

By: /s/ John C. “Bud” Colligan —————————————— John C. “Bud” Colligan Director Date: February 27, 2004

By: /s/ Mitchell Kertzman —————————————— Mitchell Kertzman Director Date: February 27, 2004

By: /s/ Jarl Mohn —————————————— Jarl Mohn Director Date: February 27, 2004

By: /s/ Betsey Nelson —————————————— Betsey Nelson Director Date: February 27, 2004

By: /s/ Eric Robison —————————————— JEric Robison Director Date: February 27, 2004