Form 10-Q
period 2004-03-31
CNET NETWORKS INC
filed 2004-05-03
CIK 1015577

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                 ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

         As of April 30, 2004 there were 143,110,017 shares of the registrant’s common stock outstanding.

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2004	2003
Revenues
Interactive	$55,505	$42,049
Publishing	7,892	14,539

Total revenues	63,397	56,588

Operating expenses:
Cost of revenues	33,850	36,201
Sales and marketing	18,234	17,717
General and administrative	8,903	10,046
Depreciation	7,171	5,612
Amortization of intangible assets	900	1,604

Total operating expenses	69,058	71,180

Operating loss	(5,661)	(14,592)

Non-operating income (expense):
Realized gains (losses) on sale of investments, net	8,032	--
Interest income	482	673
Interest expense	(1,678)	(1,769)
Other	1,832	5

Total non-operating income (expense)	8,668	(1,091)

Income (loss) before income taxes	3,007	(15,683)

Income tax expense	79	146

Net income (loss)	$2,928	$(15,829)

Basic net income (loss) per share	$0.02	$(0.11)

Diluted net income (loss) per share	$0.02	$(0.11)

Shares used in calculating basic net income (loss) per share	142,627,445	139,256,081

Shares used in calculating diluted net income (loss) per share	150,074,641	139,256,081

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$77,925	$65,913
Investments in marketable debt securities	11,466	12,556
Accounts receivable, net	46,625	54,387
Other current assets	15,918	8,823

Total current assets	151,934	141,679

Restricted cash	19,650	19,159
Investments in marketable debt securities	40,180	38,711
Property and equipment, net	50,499	56,384
Other assets	21,955	23,092
Intangible assets, net	12,579	11,263
Goodwill	63,087	61,555

Total assets	$359,884	$351,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,861	8,767
Accrued liabilities	51,987	53,151
Current portion of long-term debt	3,773	99

Total current liabilities	64,621	62,017

Non-current liabilities:
Long-term debt	114,338	118,029
Other liabilities	2,154	1,835

Total liabilities	181,113	181,881

Stockholders' equity:
Common stock; $0.0001 par value; 400,000,000 shares
authorized; 143,038,613 outstanding at
March 31, 2004 and 139,251,879 outstanding
at December 31, 2002	14	14
Notes receivable from stockholders	--	(137)
Additional paid-in-capital	2,712,947	2,709,178
Accumulated other comprehensive income	(12,099)	(14,074)
Treasury stock, at cost	(30,428)	(30,428)
Accumulated deficit	(2,491,663)	(2,494,591)

Total stockholders' equity	178,771	169,962

Total liabilities and stockholders' equity	$359,884	351,843

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net Income (loss)	$2,928	$(15,829)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	8,071	7,216
Asset disposals	--	83
Noncash interest	216	195
Allowance for doubtful accounts	686	880
Gain on sale of marketable securities and privately
held investments	(8,032)	--
Changes in operating assets and liabilities,
net of acquisitions
Accounts receivable	7,126	11,723
Other assets	(2,397)	(848)
Accounts payable	94	762
Accrued liabilities	(2,499)	(4,288)
Other long-term liabilities	319	(718)

Net provided by (cash used) in operating activities	6,512	(824)

Cash flows from investing activities:
Purchase of marketable debt securities	(9,717)	(4,995)
Proceeds from sale of marketable debt securities	9,640	16,982
Proceeds from sale of investments in privately held companies	9,095	--
Net cash paid for acquisitions	(1,673)	--
Capital expenditures	(3,277)	(2,496)

Net cash provided by investing activities	4,068	9,491

Cash flows from financing activities:
Payments received on stockholders' notes	137	--
Net proceeds from employee stock purchase plan	227	174
Net proceeds from exercise of options and warrants	3,042	--
Principal payments on borrowings	(77)	(107)

Net cash provided by financing activities	3,329	67

Net increase in cash and cash equivalents	13,909	8,734
Effect of exchange rate changes on cash and cash equivalents	(1,897)	124
Cash and cash equivalents at the beginning of the period	65,913	47,199

Cash and cash equivalents at the end of the period	$77,925	$56,057

Supplemental disclosure of cash flow information:
Interest paid	$2,843	$2,843

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

(1)   BASIS OF FINANCIAL STATEMENTS

BUSINESS AND BASIS OF PRESENTATION

CNET Networks, Inc. (CNET) is a leading global interactive media company informing and connecting buyers, users and sellers of personal technology, games and entertainment, and business technology products.

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

The condensed consolidated results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the current year or any other future period.

CONCENTRATION OF CREDIT RISK

Revenues from one customer, Google, Inc., approximated 12% of total revenues for the three months ended March 31, 2004. In the fourth quarter of 2003, CNET selected Google as its primary provider of paid search, thereby consolidating paid search opportunities that were previously spread among several providers. Approximately 5% of CNET’s accounts receivable balance at March 31, 2004 related to Google, Inc.

Revenues from Gateway Inc. approximated 16% of total revenues for the three months ended March 31, 2003. Approximately 74% of the first quarter 2003 revenues from Gateway, Inc. were generated from a custom publishing contract.

BARTER

CNET trades advertising on its Internet sites in exchange for marketing services of other companies, referred to as “barter revenue”. These revenues and marketing expenses are recognized in the period in which the advertisements are delivered based on the fair market value of the services delivered. CNET determines the fair market value of the service delivered based on upon amounts charged for similar services in non-barter deals within the previous six-month period. For both of the three-month periods ended March 31, 2004 and 2003, approximately $2.9 million of our revenues were derived from barter transactions.

INCOME TAXES

Income tax expense has been recorded based on an estimated effective tax rate for the year ended December 31, 2004. The estimated effective tax rate has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided against the gross deferred tax assets.

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

During the three months ended March 31, 2004, CNET recorded a charge of $3.5 million in depreciation expense related to buildings and fixed assets in Switzerland, which were written down to their estimated fair value. The operations in Switzerland, which were the headquarters of our Channel operations, will be transitioned into our U.S. Media operations in the second quarter of 2004. As part of that transition, CNET will no longer require the land and building owned in Switzerland and will attempt to sell them. The land and building with a fair value of $5.8 million have been reclassified to assets held for sale and are included in other current assets.

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

STOCK-BASED COMPENSATION

CNET accounts for its stock-based employee compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. The compensation expense is recorded over the vesting period of the grant.

As allowed under SFAS 123, “Accounting for Stock Based Compensation”, CNET applies APB Opinion No. 25 in accounting for its stock-based compensation plans and, accordingly, no compensation cost has been recognized for the plans in the financial statements because options are granted at the current market price. Had CNET determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, CNET’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

(in thousands, except per share data)	Three Months Ended March 31,
	2004	2003
Net income (loss):
As reported	$2,928	$(15,829)
Fair value based method
compensation expense	(5,409)	(5,941)

Proforma	$(2,481)	$(21,770)

Basic and diluted net income (loss) per share:
As reported	$0.02	$(0.11)
Proforma	$(0.02)	$(0.16)

SFAS No. 123 does not apply to awards prior to 1995. The weighted-average fair value of options granted in the three months ended March 31, 2004 and 2003 was $10.01 and $2.53, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004		2003
Dividend yield	0%		0%
Expected volatility	98%		105%
Risk-free interest rate	2.2	5%	2.9	9%
Expected life (in years)	3		5

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FASB Interpretation (FIN) 46 (revised December 2003), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. FIN 46R is required to be applied to variable interests in variable interest entities (VIEs) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. On January 1, 2004, CNET implemented FIN 46R. The application of FIN 46R did not have a material impact on our consolidated financial statements.

RECLASSIFICATIONS

Certain amounts in the financial statements and notes thereto have been reclassified to conform to the current year classification.

(2)   ACQUISITIONS

In January 2004, CNET entered into an agreement to acquire the rights to distribute and circulate TV Game magazine in China. On March 19, 2004, CNET acquired EDventure Forum, Ltd. and EDventure Holdings, Inc., a provider of information services focusing on the technology and Internet industry. The aggregate purchase price for these transactions was $3.2 million consisting of $500,000 in stock, $2.5 million in cash and a $100,000 payable upon the satisfaction of certain conditions. The total purchase price has been allocated to the tangible and intangible assets based on estimates of their respective fair values. The purchase price of $3.2 million was allocated, on a preliminary basis, to intangible assets of approximately $2.0 million that are being amortized over a three-year period, goodwill of approximately $1.5 million, current assets of $1.0 million and current liabilities of $1.3 million.

(3)   GOODWILL AND INTANGIBLE ASSETS

Acquired Intangible Assets

The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

(in thousands)	March 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortized intangible assets:
Tradename/trademarks	$29,031	$(18,787)	$10,244	$10,121
Registered Users	2,100	(2,077)	23	45
Subscriptions	4,086	(4,054)	32	64
Content	550	(171)	379	425
Noncompetition agreements	873	(319)	554	155
Publishing rights	1,073	(60)	1,013	--
Developed technology	1,641	(1,307)	334	453

Total	$39,354	$(26,775)	$12,579	$11,263

Intangibles that are subject to amortization are amortized on a straight-line basis over three years, except for certain trademarks that are amortized over ten years. Estimated future amortization expense related to other intangible assets at March 31, 2004 is as follows:

(in thousands)
Q2, Q3 and Q4 2004	$2,369
2005	2,728
2006	2,142
2007	1,499
2008	1,404
Thereafter	2,437

$12,579

Goodwill

The following table sets forth the changes in goodwill for the three months ended March 31, 2004:

(in thousands)	Total	U.S. Media	Computer Shopper	Asia	Europe
Balance as of December 31, 2003	$61,555	$36,756	$19,659	$3,259	$1,881
Acquisitions	1,532	1,494	--	38

Balance as of March 31, 2004	$63,087	$38,250	$19,659	$3,297	$1,881

(4) NET LOSS PER SHARE

The following table sets forth the computation of net loss per share:

(in thousands, except share and per share data)	Three Months Ended March 31,
	2004	2003
Income (loss) available to common stockholders	$2,928	$(15,829)

Weighted average shares - basic	142,627,445	139,256,081
Stock options	7,447,196	--

Weighted average shares - diluted	150,074,641	139,256,081

Basic income (loss) per common share	$0.02	$(0.11)

Diluted income (loss) per common share	$0.02	$(0.11)

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period.

Basic and diluted net income (loss) per share for the three months ended March 31, 2004 does not include the effect of 5,097,887 common shares related to options with a weighted average exercise price of $16.25 and 3,040,242 common shares related to the 5% Convertible Subordinated Notes offering with an average conversion price of $37.41 per share because their effect is anti-dilutive. Basic and diluted net loss per share for the three months ended March 31, 2003 does not include the effect of 3,320 shares of unvested restricted stock with an average exercise price of $1.18 per share because their effect is anti-dilutive. In addition, diluted net loss per share for the three months ended March 31, 2003 does not include the effect of 19,636,676 common shares related to options with an average exercise price of $8.07 per share and 3,040,242 common shares related to the 5% Convertible Subordinated Notes offering with an average conversion price of $37.41 per share because their effect is anti-dilutive.

(5) COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) for the three months ended March 31, 2004 and 2003 are as follows:

(in thousands)	Three Months Ended March 31,
	2003	2004
Net income (loss)	$2,928	$(15,829)
Other comprehensive income:
Unrealized holding gains arising
during the period, net of tax	$108	$12
Unrealized holding losses arising
during the period, net of tax	(17)	(227)
Foreign currency translation gain	1,884	78

Comprehensive income (loss)	$4,903	$(15,966)

(6) SEGMENTS

CNET’s primary areas of measurement and decision-making include two principal business segments, U.S. Media and International Media. U.S. Media consists of an online network focused on three content categories: personal technology, games and entertainment, and business technology. International Media includes the delivery of online technology information and several technology print publications in non U.S. markets. Beginning in 2004, U.S. Media also includes Channel Services, a product database licensing business and an online technology marketplace for resellers, distributors and manufacturers. Previously, Channel Services was presented as a separate segment; however, as CNET continued to see a convergence of customer relationships between U.S. Media and the Channel Services product offerings, CNET determined that combining the reporting of the results of Channel Services within U.S. Media more accurately reflects the decision-making processes, internal reporting and resource allocation within these businesses.

Summarized information by segment as excerpted from the internal management reports is as follows:

(in thousands)	Three months ended March 31, 2004
	U.S. Media	International Media	Other	Total
Revenues	$52,769	$10,628	$--	$63,397
Operating expenses	47,119	13,868	8,071	69,058

Operating income (loss)	$5,650	$(3,240)	$(8,071)	$(5,661)

	Three months ended March 31, 2003
	U.S. Media	International Media	Other	Total
Revenues	$49,821	$6,767	$--	$56,588
Operating expenses	48,617	9,926	12,637	71,180

Operating income (loss)	$1,204	$(3,159)	$(12,637)	$(14,592)

Since operating income (loss) before depreciation, amortization and realignment expenses is the measure of operating performance that management uses for making decisions and allocating resources, certain operating costs are not allocated across segments. These unallocated operating costs, included in “Other” in the tables above, represent all costs related to the realignment of CNET’s business in 2003 and all depreciation and amortization expenses. For the three months ended March 31, 2004, “Other” includes $8.1 million of depreciation and amortization expenses, of this amount $3.5 million related to buildings and fixed assets in Switzerland used by our Channel operations. For the three months ended March 31, 2003, “Other” includes $5.4 million of realignment expenses and depreciation and amortization expenses of $7.2 million. The $5.4 million of realignment expenses consisted of $800,000 of lease abandonment expense, $890,000 of costs associated with the termination of CNET’s on-air radio operations, and $3.7 million of severance (relating to 102 employees). This $5.4 million of expense was included in the statement of operations as $2.7 million in cost of revenue, $811,000 in sales and marketing and $1.9 million in general and administrative expenses.

Assets are not allocated to segments for internal reporting purposes. Segment operating income (loss) before realignment expenses and depreciation and amortization should not be considered a substitute for operating income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

The following table represents revenues for groups of similar services.

(in thousands)	Three Months Ended March 31,
	2003	2004
Revenues:
Marketing services	$48,008	$35,909
Licensing, fees and user	7,497	6,140

Interactive	55,505	42,049
Publishing	7,892	14,539

	$63,397	$56,588

(1)	Marketing Services: sales of advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement is viewed by users of our websites) or activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners, or download a software application or a whitepaper)

(2)	Licensing, Fees and Users: licensing our product database and online content, subscriptions to our online services, and other paid services

(3)	Publishing: sales of advertisements in our print publications, subscriptions and newsstand sales of publications, and custom publishing services.

(7) COMMITMENTS AND CONTINGENCIES

In 2001, CNET performed an evaluation of its domestic and international real estate requirements. This evaluation resulted in the consolidation or abandonment of several leased facilities. In connection with these abandoned leases, CNET established an accrual for lease abandonment. The balance in this accrual was $5.1 million at December 31, 2003. During the three-month period ended March 31, 2004, additions to this accrual resulting from a change in assumptions regarding the subleasing of properties were $209,000, and cash expenditure reductions to this accrual were $627,000. At March 31, 2004, a balance of $4.7 million remained in this accrual. The total undiscounted liability under these leases, assuming that the spaces cannot be sublet, is approximately $6.0 million.

(8) SUBSEQUENT EVENT

On April 21, 2004, CNET announced the sale of $125.0 million of 0.75% Convertible Senior Notes due in 2024 to qualified institutional buyers in a private placement. CNET has also granted the initial purchasers an option to purchase up to an additional $25 million in principal amount of notes in connection with the offering. The notes will be convertible, under certain circumstances, for shares of CNET Networks, Inc. common stock based on an initial effective conversion price of approximately $15.00 per share. The notes may be called by CNET at any time after five years, and may be put to CNET by the holders in five, ten and fifteen years. CNET plans to use the proceeds to redeem the $113.7 million outstanding principal of its 5% Convertible Subordinated Notes due 2006.

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

Overview

CNET Networks, Inc. is a leading global interactive media company. Known for its editorial expertise, CNET Networks combines its award-winning content with the power of interactive technology to inform and connect buyers, users and sellers of personal technology, games and entertainment, and business technology.

We have determined that our business segments are U.S. Media and International Media. U.S. Media consists of an online network focused on three content categories: personal technology, games and entertainment, and business technology. International Media includes the delivery of online technology information and several technology print publications in non U.S. markets. Beginning in 2004, U.S. Media also includes Channel Services, a product database licensing business and an online technology marketplace for resellers, distributors and manufacturers. Previously, Channel Services was presented as a separate segment; however as we continued to see a convergence of customer relationships between U.S. Media and the Channel Services product offerings, we determined that combining the reporting of the results of Channel Services within U.S. Media more accurately reflected the decision-making processes, internal reporting, and resource allocation within these businesses.

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

We evaluate our revenues according to the classifications listed above. We classify our marketing services revenues and licensing, fee and users revenues as interactive revenues and our publishing revenues as publishing revenues on our consolidated statements of operations. Beginning in 2004, we renamed our core revenue stream from “Internet” to “Interactive”, as this change matches our goal to build a premier global interactive content company and more accurately describes the various revenue streams within our marketing service and licensing, fees and users revenues. Revenues for the three months ended March 31, 2004 and 2003 for these categories are as follows:

	Three Months Ended March 31,
(in thousands)	2004	2003
Revenues:
Marketing services	$48,008	$35,909
Licensing, fees and user	7,497	6,140

Interactive	55,505	42,049
Publishing	7,892	14,539

	$63,397	$56,588

As a Percentage of Revenues:
Marketing Services	75.7%	63.5%
Licensing, fees and user	11.8%	10.9%

Interactive	87.6%	74.3%
Publishing	12.4%	25.7%

	100.0%	100.0%

We had over 76.5 million unique users in the first quarter of 2004 as compared to 60.3 million unique users in the first quarter of 2003, an increase of 27%. Daily page views averaged 44.2 million in the first quarter of 2004 compared with 31.8 million in the first quarter of 2003, a 39% increase. While increases or decreases in unique users and daily average page views are not indicative of increases or decreases in financial results, we believe that these statistics are helpful because they provide insight into the growth of the Internet as an advertising medium resulting from increased user adoption and into user demand for CNET Networks’ properties in particular.

We evaluate our financial performance primarily on the following key measurements:

o	Revenues
o	Operating income (loss)
o	Operating income (loss) before depreciation, amortization and asset impairment
o	Net income (loss)
o	Earnings (loss) per share

Operating expenses included in our operating income (loss) before depreciation and amortization consist of cost of revenues, sales and marketing and general and administrative costs, which are primarily cash related expense activities. Noncash related expenses consist of depreciation and amortization of intangible assets and are included in our operating income (loss).

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

As shown in the table below, we incurred an operating loss of $5.7 million and $14.6 million for the three months ended March 31, 2004 and 2003, an operating income before depreciation and amortization of $2.4 million in the three months ended March 31, 2004 and an operating loss before depreciation and amortization of $7.4 million for the three months ended March 31, 2003. Our net income and basic and diluted income per share for the three months ended March 31, 2004 was $2.9 million, or $0.02 per share. Our net loss and basic and diluted loss per share for the three months ended March 31, 2003 was $15.8 million, or $0.11 per share.

	Three Months Ended March 31,
(in thousands)	2004	2003
Operating loss	$(5,661)	$(14,592)
Depreciation	7,171	5,612
Amortization	900	1,604

Operating income (loss) before
depreciation and amortization	$2,410	$(7,376)

Net income (loss)	$2,928	$(15,829)

Basic and diluted income (loss) per share	$0.02	$(0.11)

We believe that “operating income (loss) before depreciation and amortization” is useful to management and investors in evaluating our current operating performance, since depreciation and amortization include the impact of past transactions and costs that are not necessarily directly related to the current underlying capital requirements or performance of the business operations. Management refers to “operating income before depreciation and amortization” to compare historical operating results, in making operating decisions and for planning and compensation purposes. A limitation associated with this measure is that it does not reflect the costs of certain capitalized tangible and intangible assets used in generating revenue. Management evaluates the costs of these assets through other financial measures such as capital expenditures. “Operating income before depreciation and amortization” should be considered in addition to, and not as a substitute for, other measures of financial performance prepared in accordance with US GAAP.

Outlook

The demand for marketing services in the online industry has begun to show signs of improvement. Through the efficiencies we have implemented in the past few years, we believe we have an ability to generate profits from increases in revenues. We are focused on revenue growth, and we believe that our productivity improvements will result in operating leverage on incremental interactive revenues. We anticipate revenues from our publishing operations to decline due to a decrease in custom publishing arrangements. We believe there will be continued growth in revenues from marketing services in the personal technology and games and entertainment sectors. Currently, our business technology sector, while exhibiting some growth during the three months ended March 31, 2004 may be impacted by the continued slow economic environment affecting the enterprise computing industry. In summary, we believe that any decline in our custom publishing arrangements will be more than offset by increases in our interactive revenue growth rates so that we will be able to achieve a higher level of growth in both profits and cash flow compared to 2003.

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

RESULTS OF OPERATIONS

Revenues

Total Revenues

Total revenues were $63.4 million and $56.6 million for the three months ended March 31, 2004 and 2003, respectively. Total revenues increased for the quarter ended March 31, 2004 primarily due to an increase in growth of our business related to interactive revenue. Publishing revenues decreased for the three months ended March 31, 2004 as compared to the same period of 2003. We expect the trend of higher interactive revenues and lower publishing revenues to continue.

For both of the three-month periods ended March 31, 2004 and 2003, approximately $2.9 million of our revenues were derived from barter transactions. Barter transactions are where we deliver marketing services for the marketing services of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements delivered.

Interactive Revenues

Marketing Services Revenues

Marketing services revenues were $48.0 million and $35.9 million and represented 76% and 63% of total revenues for the three months ended March 31, 2004 and 2003, respectively. The increase in marketing services revenues of $12.1 million, or 34%, for the three months ended March 31, 2004 compared to the same period of the prior year reflects growth from all of our content areas both domestically and internationally, as well as growth in paid search.

Licensing, Fees and Users

Licensing, fees and users revenues were $7.5 million and $6.1 million and represented 12% and 11% of total revenues for the three-month periods ended March 31, 2004 and 2003, respectively. The $1.4 million, or 22%, increase was primarily due to revenues from EDventure’s PC Forum conference after our acquisition of that company in March.

Publishing Revenues

Publishing revenues were $7.9 million and $14.5 million and represented 12% and 26% of total revenues for the three months ended March 31, 2004 and 2003, respectively. The decrease in publishing revenues was primarily due to lower custom publishing revenues in the current year period as compared to last year.

Operating Expenses

Cost of Revenues, Sales and Marketing, and General and Administrative

Total operating expenses excluding depreciation and amortization were $61.0 million and $63.9 million for the three months ended March 31, 2004 and 2003, representing approximately 96% and 113% of total revenues, respectively. The decrease in operating expenses is primarily related to efficiencies and continued productivity improvements. Approximately $5.4 million of realignment costs were included in cost of revenues, sales and marketing, and general and administrative for the three months ended March 31, 2003.

Depreciation and Intangible Assets Amortization

Depreciation expense was $7.2 million and $5.6 million for the three months ended March 31, 2004 and 2003, respectively. The increase in depreciation expense in the three months ended March 31, 2004 resulted from $3.5 million of charges related to buildings and fixed assets in Switzerland, which were written down to their estimated fair value. The operations in Switzerland, which were the headquarters of our Channel Services, will be transitioned into our U.S. Media operations in the second quarter of 2004. As part of that transition, we will no longer require the land and building we own in Switzerland and will attempt to sell them. We have reclassified the land and building to assets held for sale.

Intangible assets amortization expense was $900,000 and $1.6 million for the three months ended March 31, 2004 and 2003, respectively. We expect that our amortization expense will increase due to the intangible assets acquired during the first quarter of 2004.

Operating Loss

We recorded an operating loss of $5.7 million and $14.6 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in operating loss of $8.9 million related to an increase in revenues of $6.8 million as well as a $2.9 million decrease in cost of revenues, sales and marketing, and general and administrative costs due primarily to efficiencies and continued productivity improvements.

Operating Income (Loss) before Depreciation and Amortization

As shown in the table in the Overview section above, we had an operating income before depreciation and amortization of $2.4 million for the three months ended March 31, 2004, and an operating loss before depreciation and amortization of $7.4 million for the three months ended March 31, 2003. Operating income (loss) before depreciation and amortization improved by $9.8 million. The improvement related to an increase in revenues of $6.8 million, combined with a decrease in operating expenses, excluding depreciation and amortization of $2.9 million.

Nonoperating Income and Expense

Realized Gain on Investments

We recognized a gain of $8.0 million during the three months ended March 31, 2004 from the sale of two private investments. Our investments in these companies were purchased upon the acquisition of those companies by third parties.

Other Income (Expense)

Other income for the three months ended March 31, 2004 consisted primarily of the foreign exchange gain related to fixed assets located in Switzerland that were reclassified to assets held for sale during the quarter.

Net Loss

We recorded net income of $2.9 million or $0.02 per basic and diluted share for the three months ended March 31, 2004 compared to a net loss of $15.8 million or $0.11 per basic and diluted share for the three months ended March 31, 2003. The increase in the current quarter net income as compared to the prior year period net loss was due primarily to an increase in revenues, a decrease in operating costs, and $8.0 million of realized gains on investments.

Segment Revenues and Operating Expenses

For the three months ended March 31, 2004 as compared to the same period of the prior year, revenues increased for both the U.S. Media and International Media segments. The U.S. revenue increase reflects growth from existing operations within marketing services, an increase in licensing, fees and users revenues from existing operations, as well as from the acquisition of EDventure, and reduced publishing revenues due to a decline from custom publishing. Revenues from the International segment reflect increases from existing operations, acquisitions and exchange rate differences.

For the three months ended March 31, 2004, both business segments have decreased operating costs as a percent of related revenues as compared to the same period of prior year primarily due to efficiencies and continued productivity improvements.

RECENT ACCOUNTING PROUNOUNCEMENTS

On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment”, which addresses the accounting for share-based payment transactions. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. Since we currently report stock-based compensation using the intrinsic-value method, should the FASB require companies to expense stock-based compensation based on fair-value measurements rather than allow voluntary reporting, this potential change could reduce our future earnings or increase our future losses.

LIQUIDITY AND CAPITAL RESOURCES

When evaluating our overall cash position for the purpose of assessing our liquidity, we consider our cash and cash equivalents, short-term and long-term investments in marketable debt securities and restricted cash.

(in millions)	March 31, 2004	December 31, 2003
Cash and cash equivalents	$77.9	$65.9
Short-term marketable debt securities	11.4	12.5
Long-term marketable debt securities	40.2	38.7
Restricted cash	19.7	19.2

Total cash and investments	$149.2	$136.3

The critical components of our cash flows include:

o	Net income (loss), as adjusted for noncash operating expenses
o	Revenues
o	Working capital requirements
o	Cash used for investments and acquisitions
o	Capital expenditures o Debt obligations or debt retirement
o	Proceeds from stock options and employee stock purchase plans.

Operating

Net cash provided by operating activities of $6.5 million for the three months ended March 31, 2004 included net income of $2.9 million, depreciation and amortization totaling $8.1 million and an increase from working capital of $2.6 million. Net cash used by operating activities of $824,000 for the three months ended March 31, 2003 included a net loss of $15.8 million, depreciation and amortization of $7.2 million offset by an increase in working capital of $6.6 million primarily due to improved collections of accounts receivable. We anticipate we will continue to require cash for working capital purposes as our business expands.

Investing

Net cash provided by investing activities of $4.1 million for the three months ended March 31, 2004 was primarily attributable to the sale of privately held investments offset by cash paid for acquisitions and capital expenditures. Net cash provided by investing activities of $9.5 million for the three months ended March 31, 2003 was primarily attributable to proceeds from the sale of marketable debt securities offset by purchases of marketable debt securities and capital expenditures. We regularly evaluate investment opportunities, and it is likely that we will make additional investments or acquisitions.

Capital expenditures are expected to be between $12.0 million and $13.0 million for 2004, with capital expenditures expected to be higher in the first half of the year as compared to the second half of the year.

Financing

Cash provided by financing activities of $3.3 million for the three months ended March 31, 2004 was primarily due to the issuance of common stock through the exercise of stock options and the employee stock purchase plan. Cash provided by financing activities of $67,000 for the three months ended March 31, 2003 was primarily attributable to proceeds from the issuance of common stock through the employee stock purchase plan offset by payments on borrowings.

As of March 31, 2004 we had obligations outstanding under notes payable totaling $118.1 million. Notes payable included $113.7 million of 5% Convertible Subordinated Notes, due March 2006. On April 21, 2004, we announced the sale of $125.0 million of 0.75% Convertible Senior Notes due in 2024 to qualified institutional buyers in a private placement. We have also granted the initial purchasers an option to purchase up to an additional $25 million in principal amount of notes in connection with the offering. The notes will be convertible, under certain circumstances, for shares of CNET Networks, Inc. common stock based on an initial effective conversion price of approximately $15.00 per share. The notes may be called by us at any time after five years, and may be put to CNET by the holders in five, ten and fifteen years. We plan to use the proceeds to redeem the $113.7 million outstanding principal of our 5% Convertible Subordinated Notes due 2006. Upon the redemption of the 5% Convertible Subordinated Notes, we expect our quarterly interest expense to decrease approximately $1.0 million.

As of March 31, 2004, our aggregate cash balances totaled $149.2 million, consisting of $129.5 million cash and equivalents, short-term and long-term investments in marketable debt securities as well as $19.7 million of restricted cash. We believe that existing funds will be sufficient to meet our anticipated cash needs to cover operations and for working capital fluctuations and for capital expenditures for the next 12 months. However, any significant acquisitions completed in the future may require cash and may affect our liquidity and funding needs. As a result, we may determine to raise proceeds for potential acquisitions through the issuance of debt or equity securities. Our ability to raise such additional capital will depend on market conditions at the time.

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

We trade marketing services in exchange for marketing services of other companies, referred to as “barter revenue.” These revenues are recognized in the period in which the advertisements are delivered based on the fair market value of the services delivered. We determine the fair market value of the service delivered based upon amounts charged for similar services in non-barter deals within the previous six-month period.

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

Contingencies

We evaluate whether a liability must be recorded for contingencies based on whether a liability is probable and estimable. Our most significant contingency relates to our lease guarantee for office space in New York City (as described in Item 3 — “Legal Proceedings” and Note 10 of Item 8 — “Financial Statements” in our Annual Report on Form 10-K, respectively). If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, we would be required to make additional lease payments under the guarantee. As of December 31, 2003, the total lease payments remaining until the end of the lease term were $178.5 million under this lease guarantee. mySimon and Simon Property Group are in the process of finalizing an amicable resolution of the trademark litigation. The terms of such resolution would not have a material adverse effect on our business, financial condition or results of operations.

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

Statements regarding our future financial performance or results of operations, including expected revenue growth, operating income growth, growth in leads, future expenses, future operating margins and other future or expected performance are subject to the following risks: decreases in advertising spending on the Internet, especially in the technology sector, or on our properties in particular, which could be prompted by increased weakness in corporate or consumer spending or other factors; the failure of existing advertisers to meet or renew their advertising commitments; the loss of marketing revenue and users to our competitors, especially in the highly-competitive field of comparative shopping services; the inability to develop or maintain a customer base with attractive product offerings, which could adversely affect our revenues; a decline in revenues from our print publications as more marketing spending shifts to the Internet; seasonal weakness in Internet usage during the summer months; consolidation among technology customers who are advertisers on our properties; the need for further cost reductions, which could increase severance costs and negatively impact operating income or cause such results to differ from company guidance; the weakening of the United States dollar, which could increase operating losses; the acquisition of businesses or the launch of new lines of business, which could decrease our cash position, increase operating expense and dilute operating margins; an increase in intellectual property licensing fees, which could increase operating expense, including amortization; the risk of future impairment of our assets or the need to increase our reserve attributable to abandoned real estate; changes in domestic and international laws and regulations that could affect our operations; system disruptions or security breaks to our systems, which could disrupt our operations; and the general risks associated with our businesses.

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

Foreign Currency Risk

The revenues and expenses associated with our overseas operations are exposed to foreign currency risk. Changes in value of the U.S. dollar against the currencies in which those operations are conducted causes increases or decreases in the ongoing financing of those operations, and results in an increase or decrease in our recorded revenues and expenses and may impact our operating income. We monitor our foreign currency exposures regularly to assess our risk and to determine if we should hedge our currency positions.

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

mySimon and SPG are in the process of finalizing an amicable resolution of the trademark litigation. The terms of such resolutionwould not have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.   Changes in Securities and Use of Proceeds.

On March 19, 2004, CNET issued 50,566 shares of common stock to EDventure Holdings, Inc. in partial consideration of the acquisition of certain of EDventure’s assets. No underwriters were involved in the transaction, and we did not pay any underwriting discounts or commissions. The issuance of shares in this transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(s) thereof.

ITEM 3.   Defaults Upon Senior Securities.     None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.     None.

ITEM 5.   Other Information.     None.

ITEM 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1	Amended By-laws

4.1	Indenture, dated as of April 27, 2004, by and between CNET and Wells Fargo Bank, national Association, as trustee, including Form of 0.75% Convertible Senior Note due 2024

10.1	Registration Rights Agreement, dated as of April 27, 2004

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003

31.2	Certificate of Chief Financial Officer pursuant Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003

32.1	Certificate of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350, dated August 1, 2003

32.2	Certificate of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350, dated August 1, 2003

(b) Reports on Form 8-K.

(1)	Current Report on Form 8-K dated January 29, 2004, Item 12 – “Results of Operations and Financial Condition”, which furnished CNET’s preliminary financial results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNET Networks, Inc. (Registrant) /s/ Douglas N. Woodrum —————————————— Douglas N. Woodrum Executive Vice President,Chief Financial Officer

Dated: May 3, 2004

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended By-laws

4.1	Indenture, dated as of April 27, 2004, by and between CNET and Wells Fargo Bank, national Association, as trustee, including Form of 0.75% Convertible Senior Note due 2024

10.1	Registration Rights Agreement, dated as of April 27, 2004

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003

31.2	Certificate of Chief Financial Officer pursuant Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003

32.1	Certificate of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350, dated August 1, 2003

32.2	Certificate of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350, dated August 1, 2003