Form 10-Q
period 2004-06-30
CNET NETWORKS INC
filed 2004-08-06
CIK 1015577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                 ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

         As of August 5, 2004 there were 143,414,103 shares of the registrant’s common stock outstanding.

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Interactive	$59,243	$46,864	$114,748	$88,913
Publishing	8,845	11,537	16,737	26,076

Total revenues	68,088	58,401	131,485	114,989

Operating expenses:
Cost of revenues	34,700	34,079	68,550	70,280
Sales and marketing	17,892	17,365	36,126	35,082
General and administrative	10,026	11,019	18,929	21,065
Depreciation	4,075	3,855	11,246	9,467
Amortization of intangible assets	1,656	1,898	2,556	3,502

Total operating expenses	68,349	68,216	137,407	139,396

Operating loss	(261)	(9,815)	(5,922)	(24,407)

Non-operating income (expense):
Realized gains on investments, net	3,306	--	11,338	--
Interest income	541	563	1,023	1,236
Interest expense	(3,031)	(1,778)	(4,709)	(3,547)
Other	(1,918)	(271)	(86)	(266)

Total non-operating income (expense)	(1,102)	(1,486)	7,566	(2,577)

Income (loss) before income taxes	(1,363)	(11,301)	1,644	(26,984)
Income tax expense	168	271	247	417

Net income (loss)	$(1,531)	$(11,572)	$1,397	$(27,401)

Basic net income (loss) per share	$(0.01)	$(0.08)	$0.01	$(0.20)

Diluted net income (loss) per share	$(0.01)	$(0.08)	$0.01	$(0.20)

Shares used in calculating basic net income
(loss) per share	143,144,017	139,432,692	142,884,525	139,343,944
Shares used in calculating diluted net income
(loss) per share	143,144,017	139,432,692	150,312,383	139,343,944

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$62,626	$65,913
Investments in marketable debt securities	14,049	12,556
Accounts receivable, net	49,355	54,387
Other current assets	14,712	8,823

Total current assets	140,742	141,679

Restricted cash	19,774	19,159
Investments in marketable debt securities	57,013	38,711
Property and equipment, net	49,553	56,384
Other assets	24,611	23,092
Intangible assets, net	13,978	11,263
Goodwill	67,878	61,555

Total assets	$373,549	$351,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,503	$8,767
Accrued liabilities	57,770	53,151
Current portion of long-term debt	3,744	99

Total current liabilities	69,017	62,017

Non-current liabilities:
Long-term debt	125,614	118,029
Other liabilities	1,779	1,835

Total liabilities	196,410	181,881

Stockholders' equity:
Common stock; $0.0001 par value; 400,000,000 shares
authorized; 143,320,963 outstanding at
June 30, 2004 and 142,100,372 outstanding
at December 31, 2003	14	14
Notes receivable from stockholders	--	(137)
Additional paid-in-capital	2,714,173	2,709,178
Accumulated other comprehensive loss	(13,426)	(14,074)
Treasury stock, at cost	(30,428)	(30,428)
Accumulated deficit	(2,493,194)	(2,494,591)

Total stockholders' equity	177,139	169,962

Total liabilities and stockholders' equity	$373,549	$351,843

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net Income (loss)	$1,397	$(27,401)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	13,802	12,969
Loss on asset disposals	274	91
Noncash interest expense	1,363	408
Noncash stock compensation	--	53
Allowance for doubtful accounts	1,552	1,607
Gain on sale of marketable securities and privately
held investments	(11,338)	(3)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,636	11,062
Other assets	(2,476)	6,566
Accounts payable	(1,276)	1,038
Accrued liabilities	2,077	3,315
Other long-term liabilities	(56)	(665)

Net cash provided by operating activities	8,955	9,040

Cash flows from investing activities:
Purchase of marketable debt securities	(31,965)	(22,211)
Proceeds from sale of marketable debt securities	12,159	45,699
Proceeds from sales of investments in privately held companies	13,206	--
Investments in privately held companies	(732)	--
Net cash paid for acquisitions	(7,142)	(2,018)
Capital expenditures	(6,873)	(6,244)

Net cash provided by (used in) investing activities	(21,347)	15,226

Cash flows from financing activities:
Payments received on stockholders' notes	137	--
Net proceeds from issuance of convertible notes	120,800	--
Net proceeds from employee stock purchase plan	447	216
Net proceeds from exercise of options	4,055	866
Principal payments on borrowings and debt retirement	(113,910)	(317)

Net cash provided by financing activities	11,529	765

Net increase in cash and cash equivalents	(863)	25,031
Effect of exchange rate changes on cash and cash equivalents	(2,424)	536
Cash and cash equivalents at the beginning of the period	65,913	47,199

Cash and cash equivalents at the end of the period	$62,626	$72,766

Supplemental disclosure of cash flow information:
Interest paid	$4,359	$2,869
Taxes refunded	$--	$8,612

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004

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

The condensed consolidated results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the current year or any other future period.

CONCENTRATION OF CREDIT RISK

Revenues from one customer, Google, Inc., approximated 10% of total revenues for both the three and six months ended June 30, 2004, respectively. In the fourth quarter of 2003, CNET selected Google as its primary partner for paid search results, thereby consolidating paid search opportunities that were previously spread among several providers. Approximately 5% of CNET’s accounts receivable balance at June 30, 2004 is due from to Google, Inc.

Revenues from Gateway Inc. approximated 10% and 13% of total revenues for the three and six months ended June 30, 2003, respectively. Approximately 69% of the revenues from Gateway, Inc. for the six months ended June 30, 2003 were generated from custom publishing contracts.

BARTER

CNET trades advertising on its Internet sites in exchange for marketing services of other companies, referred to as “barter revenue”. These revenues and marketing expenses are recognized in the period in which the advertisements are delivered based on the fair market value of the services delivered. CNET determines the fair market value of the service delivered based on amounts charged for similar services in non-barter deals within the previous six-month period. For the three and six months ended June 30, 2004, approximately $3.0 million and $5.9 million of our revenues were derived from barter transactions. For the three and six months ended June 30, 2003, approximately $3.0 million and $5.9 million of our revenues were derived from barter transactions.

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

IMPAIRMENT OF GOODWILL, LONG-LIVED AND OTHER ASSETS

Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted (and without interest charges) future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the first quarter of 2004, CNET recorded a charge of $3.5 million in depreciation expense related to buildings and fixed assets in Switzerland, which were written down to their estimated fair value. The operations in Switzerland, which were the headquarters of our Channel operations, were transitioned into our U.S. Media operations in the second quarter of 2004. As part of the transition, CNET will no longer require the land and building owned in Switzerland and is attempting to sell them. The land and building with a fair value of $5.8 million have been reclassified to assets held for sale and are included in other current assets.

CNET has invested in equity instruments of privately held, information technology companies for business and strategic purposes. The carrying value of these investments is included in other assets in the non-current section of the balance sheet. These investments are accounted for under the cost method, as CNET does not have the ability to exert significant influence over the investee or their operations and is not required to provide any future funding to these companies. For these non-quoted investments, impairment is assessed routinely based, where possible, on the pricing of new rounds of financing for the individual company, cash resources, liquidity, and other subjective factors such as CNET’s estimate of the strength of the underlying business and assets including technology and intangibles. If an impairment is believed to have occurred based on CNET’s assessment of these factors, the investment is further evaluated. If it appears that there are no funding options for a company, and CNET’s evaluation of their available cash resources results in a determination that they will not be able to sustain liquidity for a reasonable period of time, then the investment is fully impaired. If CNET’s assessment determines that a privately held investment has sufficient liquidity, but that current rounds of financing for comparable companies are at amounts significantly less than in the past, the investment will be impaired to reflect current market conditions. However, the extent of any impairment is evaluated in conjunction with CNET’s view of the subjective factors discussed above. During the second quarter of 2004, CNET evaluated certain of its private investments and determined that an impairment should be recorded. Accordingly, a charge of $1.8 million was recorded to impair two investments.

Under Statement of Financial Accounting Standard (SFAS) 142, “Goodwill and Other Intangible Assets,” goodwill is to be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives.

Goodwill of a reporting unit is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of its goodwill may not be recoverable. Impairment of reporting unit goodwill is evaluated based on a comparison of the reporting unit’s carrying value to the implied fair value of the reporting unit. Conditions that indicate that impairment of goodwill should be evaluated include a sustained decrease in our market value or an adverse change in business climate. CNET reviews goodwill for impairment on at least an annual basis. CNET has established August 31 as the valuation date on which this annual review takes place.

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

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$(1,531)	$(11,572)	$1,397	$(27,401)
Fair value based method
compensation expense	(4,568)	(5,535)	(9,977)	(11,475)

Proforma	$(6,099)	$(17,107)	$(8,580)	$(38,876)

Basic and diluted net income (loss) per share:
As reported	$(0.01)	$(0.08)	$0.01	$(0.20)
Proforma	$(0.04)	$(0.12)	$(0.06)	$(0.28)

SFAS No. 123 does not apply to awards prior to 1995. The weighted-average fair value of options granted in the three and six months ended June 30, 2004 was $10.29 and $10.01, respectively. The weighted-average fair value of options granted in the three and six months ended June 30, 2003 was $3.53 and $2.89, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Dividend yield	0%	0%	0%	0%
Expected volatility	73-93%	102-105%	73-98%	102-105%
Risk-free interest rate	0.96-2.68%	1.09-2.52%	0.90-2.68%	1.09-2.98%
Expected life (in years)	3-5	5	3-5	5

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FASB Interpretation (FIN) 46 (revised December 2003), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. FIN 46R is required to be applied to variable interests in variable interest entities (VIEs) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. On January 1, 2004, CNET implemented FIN 46R. The application of FIN 46R did not have a material impact on our consolidated financial statements.

RECLASSIFICATIONS

Certain amounts in the financial statements and notes thereto have been reclassified to conform to the current year classification.

(2) ACQUISITIONS

On March 19, 2004, CNET acquired EDventure Forum, Ltd. and EDventure Holdings, Inc., a provider of information services focusing on the technology and Internet industry. On April 1, 2004, CNET acquired WGR Media, a provider of editorial reviews, previews and insights to mobile gamers. The aggregate purchase price for these transactions was $5.4 million consisting of $500,000 in stock and $4.9 million in cash. The total purchase price has been allocated, on a preliminary basis, to the tangible and intangible assets based on estimates of their respective fair values. The purchase price of $5.4 million was allocated to intangible assets of approximately $1.3 million that are being amortized over a three-year period, goodwill of approximately $4.3 million, current assets of $1.2 million and current liabilities of $1.4 million.

In January 2004, CNET entered into an agreement to acquire the rights to distribute and circulate TV Game magazine in China. On April 27, 2004, CNET acquired the rights to distribute and circulate NetFriends magazine in China. The aggregate price paid for these rights was $4.4 million consisting of $3.1 million in cash and a $1.3 payable upon the satisfaction of certain conditions. The purchase price was allocated to intangible assets of $2.4 million that are being amortized over a three-year period and $2.0 million to goodwill.

On August 2, 2004, CNET acquired Twofold Photos, Inc. which operates Webshots (Webshots).  Webshots is the leading web site in the photography category and has the largest publicly available collection of photo content.  Under the terms of the agreement, CNET paid a total of $70.0 million consisting of $60.0 million in cash and $10.0 million in deferred consideration payable in three years bearing interest at a rate of 3% per year. The third quarter 2004 results of operations will include operations of this business from the date of acquisition.

 (3) GOODWILL AND INTANGIBLE ASSETS

Acquired Intangible Assets. The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

(in thousands)	June 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortized intangible assets:
Tradename/trademarks	$32,025	$(19,953)	$12,072	$10,121
Registered Users	2,185	(2,136)	49	45
Subscriptions	4,086	(4,086)	--	64
Content	465	(181)	284	425
Noncompetition agreements	500	(70)	430	155
Publishing rights	1,078	(150)	928	--
Developed technology	1,641	(1,426)	215	453

Total	$41,980	$(28,002)	$13,978	$11,263

Intangibles that are subject to amortization are amortized on a straight-line basis over three years, except for certain trademarks that are amortized over ten to fifteen years. Estimated future amortization expense related to acquired intangible assets at June 30, 2004, which does not include acquired intangibles from the Webshots acquisition which closed in the third quarter of 2004,  is as follows:

(in thousands)

Q3 and Q4 2004	$1,751
2005	3,333
2006	2,749
2007	1,665
2008	1,522
Thereafter	2,958

$13,978

Goodwill.     The following table sets forth the changes in goodwill for the six months ended June 30, 2004:

(in thousands)	Total	U.S. Media	Computer Shopper	Asia	Europe
Balance as of December 31, 2003	$61,555	$36,756	$19,659	$3,259	$1,881
Acquisitions	6,323	4,309	--	2,014	--

Balance as of June 30, 2004	$67,878	$41,065	$19,659	$5,273	$1,881

(4) DEBT

On April 27, 2004, CNET sold $125.0 million of 0.75% Convertible Senior Notes due in 2024 to qualified institutional buyers in a private placement, which resulted in net proceeds of approximately $120.8 million after transactions costs of approximately $4.2 million. The notes will be convertible, under certain circumstances, for shares of CNET Networks, Inc. common stock based on an initial effective conversion price of approximately $15.00 per share. The notes may be called by CNET at any time after five years, and may be put to CNET by the holders in five, ten and fifteen years. If a holder of the notes exercises their put in the fifth year of the notes, the note would be due on April 27, 2009. These notes were registered with the Securities and Exchange Commission through a filing on Form S-3 Registration Statement, which was declared effective on June 21, 2004.

CNET used the majority of the proceeds to redeem the $113.7 million outstanding principal of its 5% Convertible Subordinated Notes due 2006. In conjunction with the redemption, $950,000 of deferred debt issuance costs related to the 5% notes were written-off and charged to interest expense and a $1.6 million prepayment penalty was recorded as other non-operating expense.

Additionally, with the reclassification of the land and building owned by CNET in Switzerland to assets held for sale, the mortgages on those buildings were reclassified to current since CNET would repay the mortgages upon the sale of the related properties. The balance outstanding under these mortgages as of June 30, 2004 is $3.7 million.

(5) NET LOSS PER SHARE

The following table sets forth the computation of net loss per share:

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Income (loss) available to common stockholders	$(1,531)	$(11,572)	$1,397	$(27,401)

Weighted average shares - basic	143,144,017	139,432,692	142,884,525	139,343,944
Stock options	--	--	7,427,858	--

Weighted average shares - diluted	143,144,017	139,432,692	150,312,383	139,343,944

Basic income (loss) per common share	$(0.01)	$(0.08)	$0.01	$(0.20)

Diluted income (loss) per common share	$(0.01)	$(0.08)	$0.01	$(0.20)

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period.

Diluted net loss per share for the three months ended June 30, 2004 does not include the effect of 7,408,520 common shares related to options with a weighted average exercise price of $9.93 because their effect is anti-dilutive. Diluted net loss per share for the three months ended June 30, 2004 also does not include the effect of 5,898,879 common shares related to the 0.75% Convertible Senior Notes with an average conversion price of $15.00 per share or 2,254,561 common shares related to the 5% Convertible Subordinated Notes with an average conversion price of $37.41 per share. Diluted net income for the six months ended June 30, 2004 does not include the effect of 2,932,962 common shares related to the 0.75% Convertible Senior Notes with an average conversion price of $15.00 per share or 2,649,596 common shares related to the 5% Convertible Subordinated Notes with an average conversion price of $37.41 because their effect is anti-dilutive.

Basic and diluted net loss per share for the three months ended June 30, 2003 does not include the effect of 1,670 shares of unvested restricted stock with an average exercise price of $1.18 per share because their effect is anti-dilutive. In addition, diluted net loss per share for the three months ended June 30, 2003 does not include the effect of 2,744,097 common shares related to options with an average exercise price of $4.21 per share and 3,040,242 common shares related to the 5% Convertible Subordinated Notes offering with an average conversion price of $37.41 per share because their effect is anti-dilutive. Basic and diluted net loss per share for the six months ended June 30, 2003 does not include the effect of 2,495 shares of unvested restricted stock with an average exercise price of $1.18 per share because their effect is anti-dilutive. Diluted net loss per share for the six months ended June 30, 2003 does not include the effect of 1,526,212 common shares related to options with an average exercise price of $3.29 per share and 3,040,242 common shares related to the 5% Convertible Subordinated Notes offering with an average conversion price of $37.41 per share because their effect is anti-dilutive.

At the annual meeting of stockholders on May 4, 2004, the stockholders approved the 2004 CNET Networks, Inc. Incentive Stock Award Plan. The aggregate number of common shares subject to options, stock purchase rights, stock appreciation rights, restricted stock awards, performance awards, dividend equivalents awards, deferred stock awards, and stock payment awards will not exceed 5,000,000.

(6) COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) for the three and six months ended June 30, 2004 and 2003 are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(1,531)	$(11,572)	$1,397	$(27,401)
Other comprehensive income:
Unrealized holding gains arising
during the period, net of tax	$21	$3	$129	$15
Unrealized holding losses arising
during the period, net of tax	(620)	(341)	(636)	(568)
Foreign currency translation gain (loss)	(728)	502	1,156	580

Comprehensive income (loss)	$(2,858)	$(11,408)	$2,046	$(27,374)

(7) SEGMENTS

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

Summarized information by segment as excerpted from the internal management reports is as follows:

	Three Months Ended June 30, 2004
	U.S. Media	Inter- national Media	Other	Total
Revenues	$54,359	$13,729	$--	$68,088
Operating expenses	48,901	13,717	5,731	68,349

Operating income(loss)	$5,458	$12	$(5,731)	$(261)

	Three Months Ended June 30, 2003
	U.S. Media	Inter- national Media	Other	Total
Revenues	$49,367	$9,034	$--	$58,401
Operating expenses	48,190	9,929	10,097	68,216

Operating income(loss)	$1,177	$(895)	$(10,097)	$(9,815)

	Six Months Ended June 30, 2004
	U.S. Media	Inter- national Media	Other	Total
Revenues	$107,128	$24,357	$--	$131,485
Operating expenses	96,020	27,585	13,802	137,407

Operating income(loss)	$11,108	$(3,228)	$(13,802)	$(5,922)

	Six Months Ended June 30, 2003
	U.S. Media	Inter- national Media	Other	Total
Revenues	$99,188	$15,801	$--	$114,989
Operating expenses	96,807	19,855	22,734	139,396

Operating loss	$2,381	$(4,054)	$(22,734)	$(24,407)

Since operating income (loss) before depreciation, amortization and realignment expenses is the measure of operating performance that management uses for making decisions and allocating resources, certain operating costs are not allocated across segments. These unallocated operating costs, included in “Other” in the tables above, represent all costs related to the realignment of CNET’s business in 2003 and all depreciation and amortization expenses. For the three months ended June 30, 2004, “Other” includes $5.7 million of depreciation and amortization expenses. For the three months ended June 30, 2003, “Other” includes $4.3 million of realignment expenses and depreciation and amortization expenses of $5.8 million. The $4.3 million of realignment expenses consisted of $2.0 million of lease abandonment expense and $2.3 million of severance (relating to 33 employees). This $4.3 million of expense was included in the statement of operations as $1.1 million in cost of revenue, $114,000 in sales and marketing and $3.1 million in general and administrative expenses.

For the six months ended June 30, 2004, “Other” includes $13.8 million of depreciation and amortization expenses, of this amount $3.5 million related to an impairment charge taken on our buildings and fixed assets in Switzerland used by our Channel operations. For the six months ended June 30, 2003, “Other” includes $9.8 million of realignment expenses and depreciation and amortization expenses of $12.9 million. The $9.8 million of realignment expenses consisted of $2.8 million of lease abandonment expense, $890,000 of costs associated with the termination of CNET’s on-air radio operations, and $6.1 million of severance (relating to 135 employees). This $9.8 million of expense was included in the statement of operations as $3.9 million in cost of revenue, $925,000 in sales and marketing and $5.0 million in general and administrative expenses.

Assets are not allocated to segments for internal reporting purposes. Segment operating income (loss) before realignment expenses and depreciation and amortization should not be considered a substitute for operating income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

The following table represents revenues for groups of similar services.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Marketing services	$52,604	$40,424	$100,612	$76,333
Licensing, fees and user	6,639	6,440	14,136	12,580

Interactive	59,243	46,864	114,748	88,913
Publishing	8,845	11,537	16,737	26,076

	$68,088	$58,401	$131,485	$114,989

(1)	Marketing Services: sales of advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement is viewed by users of our websites) or activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners, or download a software application or a whitepaper)

(2)	Licensing, Fees and User: licensing our product database and online content, subscriptions to our online services, and other paid services

(3)	Publishing: sales of advertisements in our print publications, subscriptions and newsstand sales of publications, and custom publishing services.

(8) COMMITMENTS AND CONTINGENCIES

Lease Abandonment. In 2001, CNET performed an evaluation of its domestic and international real estate requirements. This evaluation resulted in the consolidation or abandonment of several leased facilities. In connection with these abandoned leases, CNET established an accrual for lease abandonment. The balance in this accrual was $5.1 million at December 31, 2003. During the six-month period ended June 30, 2004, additions to this accrual resulting from a change in assumptions regarding the subleasing of properties were $627,000, and cash expenditure reductions to this accrual were $1.5 million. At June 30, 2004, a balance of $4.2 million remained in this accrual. The total undiscounted liability under these leases, assuming that the spaces cannot be sublet, is approximately $5.2 million.

Legal.     In August 1999, Simon Property Group (SPG) filed a trademark infringement suit in federal district court in Indianapolis against mySimon, Inc. (mySimon), a subsidiary of CNET acquired on February 29, 2000. SPG alleged that the mySimon trademark infringed SPG’s “Simon” trademark. On August 31, 2000, following a trial on the subject, the jury found in favor of SPG and awarded damages against mySimon in the amount of $11.5 million in compensatory damages, $5.3 million for corrective advertising, and $10.0 million in punitive damages. On September 25, 2000, the court entered an order establishing an escrow for royalties pending final resolution of the litigation where mySimon pays into escrow 2% of its gross cash receipts each month.

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

On July 1, 2004, the federal district court entered a judgment enforcing a settlement reached by the parties. Pursuant to the terms of the settlement, mySimon may continue to use the “Simon” name in exchange for the payment of a royalty to SPG and an on-going monthly royalty fee, and the placement of a disclaimer on mySimon’s website. The amount of the royalty payment, as well as the on-going monthly fee is not material to CNET’s business, operating results or financial condition.

On August 3, 2004, a class action lawsuit was filed in the Superior Court of the State of California, County of San Francisco by Mario Cisneros and Michael Voigt on behalf of themselves, all others similarly situated and the general public against CNET and numerous other defendants. The complaint alleges that certain search results displayed by the defendants facilitate illegal internet gambling in violation of California state law. The proceeding is in its early stages, and accordingly, CNET cannot predict the impact of this litigation on its business, financial condition or results of operations.

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

We earn revenues from:

o	Marketing Services: sales of advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement is viewed by users of our websites) or activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners, or download a software application or a whitepaper)

o	Licensing, Fees and User: licensing our product database and online content, subscriptions to our online services, and other paid services

o	Publishing: sales of advertisements in our print publications, subscriptions and newsstand sales of publications, and custom publishing services.

We evaluate our revenues according to the classifications listed above. We classify our marketing services revenues and licensing, fee and user revenues as interactive revenues and our publishing revenues as publishing revenues on our consolidated statements of operations. Beginning in 2004, we renamed our core revenue stream from “Internet” to “Interactive”, as this change matches our goal to build a premier global interactive content company and more accurately describes the various revenue streams within our marketing service and licensing, fees and user revenues. Revenues for the three and six months ended June 30, 2004 and 2003 for these categories are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Marketing services	$52,604	$40,424	$100,612	$76,333
Licensing, fees and user	6,639	6,440	14,136	12,580

Interactive	59,243	46,864	114,748	88,913
Publishing	8,845	11,537	16,737	26,076

	$68,088	$58,401	$131,485	$114,989

As a Percentage of Revenues:
Marketing Services	77.3%	69.2%	76.5%	66.4%
Licensing, fees and user	9.7%	11.0%	10.8%	10.9%

Interactive	87.0%	80.2%	87.3%	77.3%
Publishing	13.0%	19.8%	12.7%	22.7%

	100.0%	100.0%	100.0%	100.0%

We had over 74.2 million unique users in the second quarter of 2004 as compared to 63.3 million unique users in the second quarter of 2003, an increase of 17%. Daily page views averaged 41.8 million in the second quarter of 2004 compared with 36.3 million in the second quarter of 2003, a 15% increase. While increases or decreases in unique users and daily average page views are not indicative of increases or decreases in financial results, we believe that these statistics are helpful because they provide insight into the growth of the Internet as an advertising medium resulting from increased user adoption and into user demand for CNET Networks’ properties in particular.

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

As shown in the table below, we incurred an operating loss of $261,000 and $9.8 million for the three months ended June 30, 2004 and 2003, and of $5.9 million and $24.4 million for the six months ended June 30, 2004 and 2003, respectively. We also earned an operating income before depreciation and amortization of $5.5 million and $7.9 million in the three and six months ended June 30, 2004 and an operating loss before depreciation and amortization of $4.1 million and $11.4 million for the three and six months ended June 30, 2003. Our net loss and basic and diluted loss per share for the three months ended June 30, 2004 was $1.5 million, or $0.01 per share. For the six months ended June 30, 2004, our net income and basic and diluted income per share was $1.4 million, or $0.01 per share. Our net loss and basic and diluted loss per share for the three months ended June 30, 2003 was $11.6 million, or $0.08 per share, and for the six months ended June 30, 2003 was $27.4 million, or $0.20 per share.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating loss	$(261)	$(9,815)	$(5,922)	$(24,407)
Depreciation	4,075	3,855	11,246	9,467
Amortization	1,656	1,898	2,556	3,502

Operating income (loss) before
depreciation and amortization	$5,470	$(4,062)	$7,880	$(11,438)

Net income (loss)	$(1,531)	$(11,572)	$1,397	$(27,401)

Basic and diluted income (loss) per share	$(0.01)	$(0.08)	$0.01	$(0.20)

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

Outlook

The demand for marketing services in the online industry has begun to show signs of improvement. Through the efficiencies we have implemented in the past few years, we believe we have an ability to generate profits from increases in revenues. We are focused on revenue growth, and we believe that our productivity improvements will result in operating leverage on incremental interactive revenues. We anticipate revenues from our publishing operations will decline due to a decrease in custom publishing arrangements. We believe there will be continued growth in revenues from marketing services in the personal technology and games and entertainment sectors, while our business technology sector may be negatively impacted by the continued slow economic environment affecting the enterprise computing industry. Revenue is expected to increase additionally by the revenue contribution from the acquisition of Webshots subsequent to closing of the acquisition, which took place on August 2, 2004. In summary, we believe that any decline in our custom publishing arrangements will be more than offset by increases in our interactive revenue growth rates so that we will be able to achieve a higher level of growth in both profits and cash flow compared to 2003.

We believe that marketing spending on the Internet, as in traditional media, fluctuates significantly with economic cycles and during the calendar year, with spending being weighted towards the end of the year to reflect trends in the retail industry. Our historical revenues have exhibited some degree of seasonality with higher revenues in the fourth quarter due to increased marketing spending by our customers and with lower revenues in the first quarter reflecting lower levels of marketing spending. Marketing expenditures account for a majority of our revenues. Fluctuations in marketing expenditures generally, or with respect to Internet-based marketing specifically, could therefore have a material adverse effect on our business, financial condition or operating results. Also, this seasonality historically results in a weakness in Internet usage during the summer months, and can impact our quarter over quarter growth.

RESULTS OF OPERATIONS

Revenues

Total Revenues. Total revenues were $68.1 million and $58.4 million for the three months ended June 30, 2004 and 2003, and were $131.5 million and $115.0 million for the six months ended June 30 2004 and 2003, respectively. Total revenues increased 17% for the quarter and 14% for the six months ended June 30, 2004 primarily due to growth of our interactive revenue. Publishing revenues decreased for the both periods ended June 30, 2004 as compared to the same periods of 2003. We expect the trend of higher interactive revenues and lower publishing revenues to continue.

For the three and six months ended June 30, 2004, approximately $3.0 million and $5.9 million of our revenues were derived from barter transactions, respectively. For the three and six months ended June 30, 2003, approximately $3.0 million and $5.9 million of our revenues were derived from barter transactions. Barter transactions occur when we deliver marketing services for the marketing services of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements delivered.

Interactive Revenues

Marketing Services Revenues. Marketing services revenues were $52.6 million and $40.4 million and represented 77% and 69% of total revenues for the three months ended June 30, 2004 and 2003, respectively. Marketing services revenues were $100.6 million and $76.3 million and represented 77% and 66% of total revenues for the six months ended June 30, 2004 and 2003, respectively. The increase in marketing services revenues of $12.2 million, or 30%, and of $24.3 million, or 32%, for the three and six months ended June 30, 2004, respectively, as compared to the same periods of the prior year reflects strong growth from our personal technology and games and entertainment content areas, as well as growth in paid search and international media.

Licensing, Fees and User. Licensing, fees and user revenues were $6.6 million and $6.4 million and represented 10% and 11% of total revenues for the three-month periods ended June 30, 2004 and 2003, respectively. Licensing, fees and user revenues were $14.1 million and $12.6 million and represented 11% and 11% of total revenues for the six-month periods ended June 30, 2004 and 2003, respectively. The $1.5 million, or 12%, increase in the six months ended June 30, 2004 was primarily due to revenues from EDventure’s PC Forum conference after our acquisition of that company in March 2004.

Publishing Revenues. Publishing revenues were $8.9 million and $11.5 million and represented 13% and 20% of total revenues for the three months ended June 30, 2004 and 2003, respectively. Publishing revenues were $16.7 million and $26.1 million and represented 13% and 23% of total revenues for the six months ended June 30, 2004 and 2003, respectively. The decrease in publishing revenues was primarily due to lower custom publishing revenues in the current year period as compared to last year.

Operating Expenses

Cost of Revenues, Sales and Marketing, and General and Administrative. Total operating expenses excluding depreciation and amortization were $62.6 million and $62.5 million for the three months ended June 30, 2004 and 2003, representing approximately 92% and 107% of total revenues, respectively. Total operating expenses excluding depreciation and amortization were $123.6 million and $126.4 million for the six months ended June 30, 2004 and 2003, representing approximately 94% and 110% of total revenues, respectively. Approximately $4.3 million and $9.8 million of realignment costs were included in cost of revenues, sales and marketing, and general and administrative for the three and six months ended June 30, 2003, respectively. Excluding the realignment costs incurred in 2003, these expenses increased approximately 8% for the quarter and 6% for the six months ended June 30, 2004 when compared to the prior year periods. These increases related primarily to expanding our workforce to accommodate our revenue growth, as well as personnel added through acquisitions.  Also included in operating expenses in the three months ended June 30, 2004 was the net effect of two tax transactions. During the second quarter of 2004, we learned of a payroll tax liability related to a transaction that occurred prior to our acquisition of ZDNet. We recorded a charge of $2.1 million for this tax liability in the three months ended June 30, 2004. Additionally, a tax liability of $2.1 million related to a sale of assets by ZDNet expired during the three months ended June 30, 2004 resulting in the reversal of that accrual. The net effect of these two events was not material to our operating expenses.

Depreciation and Intangible Assets Amortization. Depreciation expense was $4.1 million and $3.9 million for the three months ended June 30, 2004 and 2003 and was $11.2 million and $9.5 million for the six months ended June 30, 2004 and 2003, respectively. The increase in depreciation expense in the six months ended June 30, 2004 as compared to prior year resulted from $3.5 million of charges related to buildings and fixed assets in Switzerland, which were written down to their estimated fair value. The operations in Switzerland, which were the headquarters of our Channel operations, were transitioned into our U.S. Media operations in the second quarter of 2004. As part of that transition, we will no longer require the land and building we own in Switzerland, and we are attempting to sell them. We have reclassified the land and building to assets held for sale.

Intangible assets amortization expense was $1.7 million and $1.9 million for the three months ended June 30, 2004 and 2003, and $2.6 million and $3.5 million for the six months ended June 30, 2004, respectively. We expect that our amortization expense will increase due to the intangible assets acquired during 2004.

Operating Loss

We recorded an operating loss of $261,000 and $9.8 million for the three months ended June 30, 2004 and 2003, respectively. The decrease in operating loss of $9.5 million for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was due to an increase in revenues of $9.7 million.

We recorded an operating loss of $5.9 million and $24.4 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in operating loss of $18.5 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 related to an increase in revenues of $16.5 million as well as a $2.8 million decrease in cost of revenues, sales and marketing, and general and administrative costs due primarily to efficiencies and continued productivity improvements.

Operating Income (Loss) before Depreciation and Amortization

As shown in the table in the Overview section above, we had an operating income before depreciation and amortization of $5.5 million for the three months ended June 30, 2004, and an operating loss before depreciation and amortization of $4.1 million for the three months ended June 30, 2003. Operating income (loss) before depreciation and amortization improved by $9.6 million. The improvement primarily related to an increase in revenues of $9.7 million.

For the six months ended June 30, 2004, we had an operating income before depreciation and amortization of $7.9 million, and for the six months ended June 30, 2003 we had an operating loss before depreciation and amortization of $11.4 million. Operating income (loss) before depreciation and amortization improved by $19.3 million. The improvement related to an increase in revenues of $16.5 million, combined with a decrease in operating expenses, excluding depreciation and amortization of $2.8 million.

Nonoperating Income and Expense

Realized Gain/Loss on Investments. We recognized a gain of $13.0 million during the six months ended June 30, 2004 from the sale of three private investments, of which $5.0 million was recognized during the three months ended June 30, 2004. Our investments in these companies were purchased upon the acquisition of those companies by third parties. This gain was offset by an impairment loss of $1.8 million on other privately-held investments.

Interest Expense. Interest expense increased by $1.3 million and $1.2 million for the three and six months ended June 30, 2004 as compared to the same periods of the prior year. The increase resulted from the write-off of $950,000 of deferred debt issuance costs related to the redeemed 5% Convertible Subordinated Notes, as well as interest on both note issuances from the closing of the new notes on April 27, 2004 until the repayment of the old notes on June 7, 2004. Also included in interest expense for the three months ended June 30, 2004 was an interest expense of approximately $558,000 resulting from a payroll tax liability related to a transaction that occurred prior to our acquisition of ZDNet.

Other Expense. Other expense for the three months ended June 30, 2004 consisted primarily of $1.6 million related to an optional redemption premium due when we redeemed the remaining $113.7 million principal balance of our 5% Convertible Subordinated Notes due in 2006 with the proceeds from the offering of our $125.0 million 0.75% Convertible Senior Notes Due in 2024. Other income for the six months ended June 30, 2004 included the debt prepayment penalty offset by foreign exchange gain related to fixed assets located in Switzerland that were reclassified to assets held for sale during the first quarter of 2004. We expect our quarterly interest expense to decrease by approximately $1.0 million per quarter after the redemption of the 5% Convertible Subordinated Notes.

Net Income (Loss)

We recorded a net loss of $1.5 million or $0.01 per basic and diluted share and $11.6 million or $0.08 per basic and diluted share for the three months ended June 30, 2004 and 2003, respectively. The decrease in the current quarter net loss as compared to the prior year period was due primarily to an increase in revenues and $3.3 million of realized net gains on investments.

We recorded net income of $1.4 million or $0.01 per basic and diluted share for the six months ended June 30, 2004 compared to a net loss of $27.4 million or $0.20 per basic and diluted share for the six months ended June 30, 2003. The increase in the current year net income as compared to the prior year period net loss was due primarily to an increase in revenues, a decrease in operating costs, and $11.3 million of realized net gains on investments.

Segment Revenues and Operating Expenses

For the three and six months ended June 30, 2004 as compared to the same periods of the prior year, revenues increased for both the U.S. Media and International Media segments. The U.S. revenue increase reflects growth from existing operations within marketing services, an increase in licensing, fees and user revenues from existing operations, as well as from the acquisition of EDventure, and reduced publishing revenues due to a decline from custom publishing. Revenues from the International segment reflect increases from existing operations, acquisitions and exchange rate differences. Of the $4.7 million and $8.6 million increase in revenues for the three and six months ended June 30, 2004 as compared to prior year periods, approximately 30% was due to acquisitions in China primarily in publishing.

For the three and six months ended June 30, 2004, both business segments have decreased operating costs as a percentage of related revenues as compared to the same period of prior year primarily due to the ability to grow revenue at a rate higher than related expense growth.

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

On March 31, 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force on  Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments".   The consensus reached was regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities, and No. 124 "Accounting for Certain Investments Held by Not-for-Profit Organizations".  The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124.  For all other investments within the scope of this issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004.  The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004.  We are currently analyzing this consensus to determine its impact on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

When evaluating our overall cash position for the purpose of assessing our liquidity, we consider our cash and cash equivalents, short-term and long-term investments in marketable debt securities and restricted cash.

(in millions)	June 30, 2004	December 31, 2003
Cash and cash equivalents	$62.6	$65.9
Short-term marketable debt securities	14.1	12.5
Long-term marketable debt securities	57.0	38.7
Restricted cash	19.8	19.2

Total cash and investments	$153.5	$136.3

The critical components of our cash flows include:

o	Net income (loss), as adjusted for noncash operating expenses
o	Working capital requirements
o	Cash used for investments and acquisitions
o	Capital expenditures
o	Debt obligations or debt retirement
o	Proceeds from stock options and employee stock purchase plans.

Operating.     Net cash provided by operating activities of $9.0 million for the six months ended June 30, 2004 included net income of $1.4 million, depreciation and amortization totaling $13.8 million and an increase from working capital of $1.9 million. Net cash provided by operating activities of $9.0 million for the six months ended June 30, 2003 included a net loss of $27.4 million, depreciation and amortization of $13.0 million offset by an increase in working capital of $21.3 million primarily due to improved collections of accounts receivable. We anticipate we will continue to require cash for working capital purposes as our business expands.

Investing.     Net cash used in investing activities of $21.3 million for the six months ended June 30, 2004 was primarily attributable to the sale of privately held investments offset by cash paid for acquisitions and capital expenditures. Net cash provided by investing activities of $15.2 million for the six months ended June 30, 2003 was primarily attributable to proceeds from the sale of marketable debt securities offset by purchases of marketable debt securities, acquisitions and capital expenditures. We regularly evaluate investment opportunities, and it is likely that we will make additional investments or acquisitions.

On August 2, 2004, we acquired Webshots, a digital photography website. Under the terms of the agreement, we paid $60.0 million in cash and $10.0 million in deferred consideration.

Capital expenditures are expected to be between $13.0 million and $14.0 million for 2004, which has increased by approximately $1.0 million from annual expenditures previously anticipated. The increase is due to expected costs to be incurred upon integrating the Webshots acquisition.

Financing.     Cash provided by financing activities of $11.5 million for the six months ended June 30, 2004 was primarily due to the issuance of common stock through the exercise of stock options and the employee stock purchase plan and the receipt of $125.0 million in proceeds from the offering of our 0.75% Convertible Senior Notes offset by the repayment of $113.7 million of our 5% Convertible Subordinated Notes. Cash provided by financing activities of $765,000 for the six months ended June 30, 2003 was primarily attributable to proceeds from the issuance of common stock through the exercise of stock options and the employee stock purchase plan offset by payments on borrowings.

As of June 30, 2004 we had obligations outstanding under notes payable totaling $129.4 million. Notes payable included $125.0 million of 0.75% Convertible Senior Notes due in 2024. These notes are convertible, under certain circumstances, for shares of CNET Networks, Inc. common stock based on an initial effective conversion price of approximately $15.00 per share. The notes may be called by us at any time after five years, and may be put to CNET by the holders in five, ten and fifteen years. We used the majority of the proceeds to redeem the $113.7 million outstanding principal of our 5% Convertible Subordinated Notes due 2006. After the redemption of the 5% Convertible Subordinated Notes, we expect our quarterly interest expense to decrease approximately $1.0 million. This refinancing significantly lowers the carrying cost of our debt, and extends the maturity date of the $125.0 million notes to March 2009, which improves our flexibility to consider investment opportunities.

As of June 30, 2004, our aggregate cash balances totaled $153.5 million, consisting of $133.7 million cash and equivalents, short-term and long-term investments in marketable debt securities as well as $19.8 million of restricted cash. We believe that existing funds will be sufficient to meet our anticipated cash needs to cover operations and for working capital fluctuations and for capital expenditures for the next 12 months, including the $70.0 million acquisition of Webshots. We expect that upon completion of the Webshots acquisition during the third quarter of 2004 we will have aggregate cash balances of approximately $90.0 million. However, any significant acquisitions completed in the future could reduce our cash balances and may affect our liquidity and funding needs. As a result, we may determine to raise proceeds for potential acquisitions through the issuance of debt or equity securities. Our ability to raise such additional capital will depend on market conditions at the time.

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

Marketing Services. We recognize revenues from the sale of impression-based advertisements on our online network in the period in which the advertisements are delivered. The arrangements are evidenced either by insertion order or contract that stipulate the types of advertising to be delivered and pricing. Our customers are billed based on a discounted list price with no amounts subject to refund. When recognizing revenues, the discounts granted are applied to each type of advertisement purchased based on the relative fair value of each element.

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

Licensing, Fees and User. Revenues for subscriptions to our Internet sites, print publications, product database and procurement services are recognized on a straight-line basis over the term of the subscription. Upon execution of a contract, billing and commencement of the services, we record deferred revenue for the fee charged. This deferred revenue is recognized on a straight-line basis over the period of the arrangement. The amounts under contract are not refundable after the customer has used the service.

Publishing.     Advertising revenues from our print and custom print publications are recognized in the month that the related publications are sent to subscribers or become available at newsstands. Newsstand revenue from our print publications is recognized when the publications are delivered to the newsstand at which time a reserve is recorded against the value of the publications delivered based on the number of magazines that we expect to be returned. To ensure these reserves are adequate, we review the sell-through history of the publications on a monthly basis.

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

Statements regarding our future financial performance or results of operations, including expected revenue growth, operating income growth, growth in leads, future expenses, future operating margins and other future or expected performance are subject to the following risks: decreases in advertising spending on the Internet, especially in the technology sector, or on our properties in particular, which could be prompted by increased weakness in corporate or consumer spending, competition from other media or other factors; the failure of existing advertisers to meet or renew their advertising commitments; the loss of marketing revenue and users to our competitors, especially in the highly-competitive field of comparative shopping services; the inability to develop or maintain a customer base with attractive product offerings, which could adversely affect our revenues; a decline in revenues from our print publications as more marketing spending shifts to the Internet; seasonal weakness in Internet usage during the summer months; consolidation among technology customers who are advertisers on our properties; the acquisition of businesses or the launch of new lines of business, which could decrease our cash position, increase operating expense and dilute operating margins; an increase in intellectual property licensing fees, which could increase operating expense, including amortization; failure to successfully integrate acquired companies, which could result in increased expenses or loss of anticipated revenues; changes in domestic and international laws and regulations that could affect our operations; system disruptions or security breaks to our systems, which could disrupt our operations; and the general risks associated with our businesses.

Any shortfall in revenue or earnings compared to analysts’ or investors’ expectations could cause, and has in the past, caused an immediate and significant decline in the trading price of our common stock. In addition, we may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and greater decline in the trading price of our common stock.

For a more detailed discussion of risks about our business, see CNET Networks, Inc. Annual Report on Form 10-K for the year ended December 31, 2003 and subsequent Forms 10-Q and Forms 8-K, as well as our definitive proxy statement dated March 18, 2004 and other Securities and Exchange Commission filings, including under the captions “Risk Factors” and “Management’s Discussion and Analysis of Results of Operations.”

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

Foreign Currency Risk. The revenues and expenses associated with our overseas operations are exposed to foreign currency risk. Changes in value of the U.S. dollar against the currencies in which those operations are conducted causes increases or decreases in the ongoing financing of those operations, and results in an increase or decrease in our recorded revenues and expenses and may impact our operating income. We monitor our foreign currency exposures regularly to assess our risk and to determine if we should hedge our currency positions.

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

Given the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, which the company may have detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Further, the design of a control system must reflect the fact that there are resource constraints, and that benefits of controls must be considered relative to their costs. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

On July 1, 2004, the federal district court entered a judgment enforcing a settlement reached by the parties. Pursuant to the terms of the settlement, mySimon may continue to use the “Simon” name in exchange for the payment of a royalty to SPG and an on-going monthly royalty fee, and the placement of a disclaimer on mySimon’s website. The amount of the royalty payment, as well as the on-going monthly fee is not material to CNET’s business, operating results or financial condition.

On August 3, 2004, a class action lawsuit was filed in the Superior Court of the State of California, County of San Francisco by Mario Cisneros and Michael Voigt on behalf of themselves, all others similarly situated and the general public against CNET and numerous other defendants. The complaint alleges that certain search results displayed by the defendants facilitate illegal internet gambling in violation of California state law. The proceeding is in its early stages, and accordingly, CNET cannot predict the impact of this litigation on its business, financial condition or results of operations.

ITEM 2. Changes in Securities and Use of Proceeds.

On April 27, 2004, CNET issued and sold $125.0 million of 0.75% convertible senior notes due in 2024 to qualified institutional buyers in a private placement transaction. The notes will be convertible, under certain circumstances, for shares of our common stock based on an initial effective conversion price of approximately $15.00 per share. The notes may be called by CNET at any time after approximately five years and may be put to CNET by the holders in approximately five, ten and fifteen years. Proceeds of the offering were used to redeem the $113.7 million aggregate outstanding principal amount of the company’s 5% convertible subordinated notes due 2006. The balance of the proceeds will be used for general corporate purposes, which may include strategic expansion of the company’s business lines, acquisitions, investments and working capital requirements.

ITEM 3. Defaults Upon Senior Securities. None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

On May 4, 2004, CNET held its annual meeting of stockholders at which John C. “Bud” Colligan and Jarl Mohn were re-elected as Class II directors. 125,411,029 votes were cast for Mr. Colligan and 4,574,951 votes were withheld. 128,561,572 votes were cast for Mr. Mohn and 1,424,408 votes were withheld. Shelby Bonnie, Mitchell Kertzman, Betsey Nelson and Eric Robison continued as directors following the meeting.

62,212,464 votes were cast in favor of the 2004 CNET Networks, Inc. Incentive Stock Award Plan. The aggregate number of common shares subject to options, stock purchase rights, stock appreciation rights or SARs, restricted stock awards, performance awards, dividend equivalents awards, deferred stock awards, and stock payment awards will be equal to 5,000,000. 49,945,372 votes were cast against this plan, and 234,183 votes abstained.

128,409,388 votes were cast in favor of the ratification of the appointment of KPMG LLP, 1,314,548 votes were cast against, and 262,044 votes abstained.

ITEM 5. Other Information None.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)         Exhibits

3.1	Amended By-laws

4.1	Indenture, dated as of April 27, 2004, by and between CNET and Wells Fargo Bank, national Association, as trustee, including Form of 0.75% Convertible Senior Note due 2024

10.1	Registration Rights Agreement, dated as of April 27, 2004

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003

31.2	Certificate of Chief Financial Officer pursuant Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003

32.1	Certificate of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350, dated August 1, 2003

32.2	Certificate of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350, dated August 1, 2003

(b)         Reports on Form 8-K.

(1)	Current Report on Form 8-K dated April 14, 2004, Item 12 – “Results of Operations and Financial Condition”, which furnished CNET’s preliminary financial results for the first quarter ended March 31, 2004.

(2)	Current Report on Form 8-K dated April 23, 2004, Item 5 – “Other Items”, which reported CNET’s sale of $125 million of 0.75% Senior Convertible Notes.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNET Networks, Inc. By: /s/ Douglas N. Woodrum —————————————— Douglas N. Woodrum Executive Vice President,Chief Financial Officer

Dated: August 6, 2004

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended By-laws

4.1	Indenture, dated as of April 27, 2004, by and between CNET and Wells Fargo Bank, national Association, as trustee, including Form of 0.75% Convertible Senior Note due 2024 (Incorporated by reference to Exhibit 4.1 to CNET’s Registration Statement on Form S-3 (Reg. No. 333-115569) filed May 17, 2004)

10.1	Registration Rights Agreement, dated as of April 27, 2004 (Incorporated by reference to Exhibit 4.1 to CNET's Registration Statement on Form S-3 (Reg. No. 333-115569) filed May 17, 2004)

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003

31.2	Certificate of Chief Financial Officer pursuant Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003

32.1	Certificate of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350, dated August 1, 2003

32.2	Certificate of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350, dated August 1, 2003