Form 10-Q
period 2004-09-30
CNET NETWORKS INC
filed 2004-11-08
CIK 1015577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

      (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

         As of November 5, 2004 there were 143,646,911 shares of the registrant’s common stock outstanding.

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Interactive	$61,351	$46,129	$176,099	$135,042
Publishing	9,108	11,615	25,845	37,691

Total revenues	70,459	57,744	201,944	172,733
Operating expenses:
Cost of revenues	36,617	33,208	105,167	103,488
Sales and marketing	17,954	16,191	54,080	51,273
General and administrative	8,803	7,320	27,732	28,385
Depreciation	3,695	3,836	14,941	13,303
Amortization of intangible assets	1,578	1,715	4,134	5,217

Total operating expenses	68,647	62,270	206,054	201,666
Operating income (loss)	1,812	(4,526)	(4,110)	(28,933)
Non-operating income (expense):
Realized gains on investments, net	--	--	11,338	--
Interest income	353	576	1,376	1,812
Interest expense	(709)	(1,727)	(5,418)	(5,274)
Other	(270)	(222)	(356)	(488)

Total non-operating income (expense)	(626)	(1,373)	6,940	(3,950)

Income (loss) before income taxes	1,186	(5,899)	2,830	(32,883)
Income tax expense (benefit)	125	(61)	372	356

Net income (loss)	$1,061	$(5,838)	$2,458	$(33,239)

Basic net income (loss) per share	$0.01	$(0.04)	$0.02	$(0.24)

Diluted net income (loss) per share	$0.01	$(0.04)	$0.02	$(0.24)

Shares used in calculating basic net income
(loss) per share	143,410,759	140,529,839	143,060,255	139,737,338
Shares used in calculating diluted net income
(loss) per share	149,772,652	140,529,839	150,132,791	139,737,338

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$29,118	$65,913
Investments in marketable debt securities	19,114	12,556
Accounts receivable, net	50,976	54,387
Other current assets	14,585	8,823

Total current assets	113,793	141,679
Restricted cash	19,774	19,159
Investments in marketable debt securities	25,552	38,711
Property and equipment, net	49,831	56,384
Other assets	22,738	23,092
Intangible assets, net	30,395	11,263
Goodwill	120,203	61,555

Total assets	$382,286	$351,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,526	$8,767
Accrued liabilities	57,207	53,151
Current portion of long-term debt	3,710	99

Total current liabilities	67,443	62,017
Non-current liabilities:
Long-term debt	125,614	118,029
Other liabilities	10,203	1,835

Total liabilities	203,260	181,881
Stockholders' equity:
Common stock; $0.0001 par value; 400,000,000
shares authorized; 143,520,815 outstanding at
September 30, 2004 and 142,100,372 outstanding
at December 31, 2003	14	14
Notes receivable from stockholders	--	(137)
Additional paid-in-capital	2,715,041	2,709,178
Accumulated other comprehensive loss	(13,468)	(14,074)
Treasury stock, at cost	(30,428)	(30,428)
Accumulated deficit	(2,492,133)	(2,494,591)

Total stockholders' equity	179,026	169,962

Total liabilities and stockholders' equity	$382,286	$351,843

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net Income (loss)	$2,458	$(33,239)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	19,075	18,520
Asset disposals	279	(242)
Noncash interest expense	1,533	622
Noncash stock compensation	--	53
Allowance for doubtful accounts	2,798	2,021
Gain on sale of marketable securities and privately
held investments	(11,338)	(10)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,997	12,940
Other assets	(410)	2,729
Accounts payable	(2,251)	247
Accrued liabilities	(2,779)	(9,931)
Other long-term liabilities	(1,632)	(936)

Net cash provided by (used in) operating activities	9,730	(7,226)

Cash flows from investing activities:
Purchase of marketable debt securities	(32,969)	(41,573)
Proceeds from sale of marketable debt securities	39,964	68,837
Proceeds from sales of investments in privately held companies	13,240	--
Investments in privately held companies	(982)	--
Proceeds from asset sales	--	342
Net cash paid for acquisitions	(64,821)	(2,018)
Capital expenditures	(10,635)	(7,791)

Net cash provided by (used in) investing activities	(56,203)	17,797

Cash flows from financing activities:
Payments received on stockholders' notes	137	130
Net proceeds from issuance of convertible notes	120,800	--
Net proceeds from employee stock purchase plan	722	456
Net proceeds from exercise of options	4,647	6,304
Principal payments on borrowings and debt retirement	(113,975)	(417)

Net cash provided by financing activities	12,331	6,473

Net increase (decrease) in cash and cash equivalents	(34,142)	17,044
Effect of exchange rate changes on cash and cash equivalents	(2,653)	847
Cash and cash equivalents at the beginning of the period	65,913	47,199

Cash and cash equivalents at the end of the period	$29,118	$65,090

Supplemental disclosure of cash flow information:
Interest paid	$4,966	$5,712
Taxes paid (refunded)	$1,802	$(8612)

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

(1) BASIS OF FINANCIAL STATEMENTS

BUSINESS AND BASIS OF PRESENTATION

CNET Networks, Inc. (“CNET”) is a leading global interactive media company informing and connecting buyers, users and sellers of personal technology, games and entertainment, and business technology products.

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

The condensed consolidated results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the current year or any other future period.

CONCENTRATION OF CREDIT RISK

Revenues from one customer, Google, Inc., approximated 10% of total revenues for both the three and nine months ended September 30, 2004. In the fourth quarter of 2003, CNET selected Google as its primary partner for paid search results, thereby consolidating paid search opportunities that were previously spread among several providers. Approximately 5% of CNET’s accounts receivable balance at September 30, 2004 is due from Google, Inc.

No revenues from any one customer exceeded 10% of total revenues for the three months ended September 30, 2003. Revenues from Gateway Inc. approximated 11% of total revenues for the nine months ended September 30, 2003. Approximately 66% of the revenues from Gateway, Inc. for the nine months ended September 30, 2003 were generated from custom publishing contracts.

BARTER

CNET trades advertising on its Internet sites in exchange for marketing services of other companies, referred to as “barter revenue”. These revenues and marketing expenses are recognized in the period in which the advertisements are delivered based on the fair market value of the services delivered. CNET determines the fair market value of the service delivered based on amounts charged for similar services in non-barter deals within the previous nine-month period. For both of the three and nine months ended September 30, 2004 and 2003, approximately $2.9 million and $8.8 million of our revenues were derived from barter transactions.

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

CNET has invested in equity instruments of privately held, information technology companies for business and strategic purposes. The carrying value of these investments is included in other assets in the non-current section of the balance sheet. These investments are accounted for under the cost method, as CNET does not have the ability to exert significant influence over the investee or their operations and is not required to provide any future funding to these companies. For these non-quoted investments, any changes in the estimated fair value, including any impairment, is assessed routinely based, where possible, on the pricing of new rounds of financing for the individual company, cash resources, liquidity, and other subjective factors such as CNET’s estimate of the strength of the underlying business and assets including technology and intangibles. If an impairment is believed to have occurred based on CNET’s assessment of these factors, the investment is further evaluated. If it appears that there are no funding options for a company, and CNET’s evaluation of their available cash resources results in a determination that they will not be able to sustain liquidity for a reasonable period of time, then the investment is fully impaired. If CNET’s assessment determines that a privately held investment has sufficient liquidity, but that current rounds of financing for comparable companies are at amounts significantly less than in the past, the investment will be impaired to reflect current market conditions. However, the extent of any impairment is evaluated in conjunction with CNET’s view of the subjective factors discussed above. CNET’s evaluation of certain of its private investments during the second quarter of 2004 determined that an impairment should be recorded. Accordingly, during the nine months ended September 30, 2004, a charge of $1.8 million was recorded to impair two investments. At September 30, 2004, other assets included private investments with a carrying value of $10.3 million.

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

CNET performed its annual evaluation of goodwill and intangible assets impairment as of August 31, 2004. The evaluation was prepared based on CNET’s current and projected performance for the identified reporting units. Based on this evaluation, CNET determined that the carrying value of goodwill and other intangible assets for all its reporting units did not exceed their implied fair values. If events or changes in circumstances indicate that the assumptions used in the evaluation should be changed, CNET will re-evaluate the implied fair values of the reporting units.

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

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$1,061	$(5,838)	$2,458	$(33,239)
Fair value based method
compensation expense	(5,444)	(6,280)	(15,421)	(17,755)

Proforma	$(4,383)	$(12,118)	$(12,963)	$(50,994)

Basic and diluted net income (loss) per share:
As reported	$0.01	$(0.04)	$0.02	$(0.24)
Proforma	$(0.03)	$(0.09)	$(0.09)	$(0.36)

SFAS No. 123 does not apply to awards prior to 1995. The weighted-average fair value of options granted in the three and nine months ended September 30, 2004 was $8.97 and $9.14, respectively. The weighted-average fair value of options granted in the three and nine months ended September 30, 2003 was $4.54 and $2.92, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Dividend yield	0%	0%	0%	0%
Expected volatility	73-93%	102-105%	73-98%	102-105%
Risk-free interest rate	1.33-3.00%	0.93-2.24%	0.90-3.00%	1.05-2.98%
Expected life (in years)	3-5	3-5	3-5	3-5

Beginning with the third quarter of fiscal 2003, CNET decreased the estimate of the expected life of new options granted to employees from five years to three years. CNET bases its expected life assumption on historical experience as well as the terms and vesting periods of the options granted. The reduction in the estimated expected life was a result of an analysis of CNET’s historical experience.

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

(2) ACQUISITIONS

On August 2, 2004, CNET acquired Twofold Photos, Inc. which operates the website at www.webshots.com (Twofold Photos, Inc. and Webshots, collectively known as “Webshots”). Webshots is a leading web site in the photography category, and has the largest publicly available collection of photo content. Under the terms of the agreement, CNET paid a total of $70.0 million of which $10.0 million is deferred consideration payable in three years bearing interest at a rate of 3.0% per year. The $60.0 million of consideration paid at closing was paid in cash net of the discharge of assumed employee loans in the amount of $2.6 million.

The preliminary estimated fair values of the assets acquired and liabilities assumed for the Webshots acquisition at the date of acquisition are as follows:

(in thousands)	Amount
Cash acquired	$1,403
Tangible assets acquired	4,548
Amortizable intangible assets:
Existing Technology, estimated life of 3 years	1,246
Content, estimated life of 3 years	996
Trade Name, estimated life of 7 years	3,533
Existing User Base, estimated life of 7 years	11,615
Goodwill	52,745

Total assets acquired	76,086
Liabilities assumed	(5,638)

Net assets acquired	$70,448

Under the purchase method of accounting, the total purchase price as of the date of acquisition has been allocated to assets and liabilities based on management’s preliminary estimate of fair value. A estimate of $17.4 million has been allocated to amortizable intangible assets consisting of existing technology, content, trade name, and existing user base. The excess of the purchase consideration over the fair value of the net assets acquired has been allocated to goodwill. A preliminary estimate of $52.7 million has been allocated to goodwill, and is deductible for tax purposes. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill will not be amortized and will be tested for impairment at least annually. The preliminary purchase price allocation for Webshots is subject to revision as more detailed analysis is completed and additional information on the fair value of the assets and liabilities becomes available. Any change in the fair value of the net assets of Webshots will change the amount of the purchase price allocable to goodwill. Liabilities assumed include approximately $380,000 of lease abandonment costs associated with Webshots former office space upon the consolidation of the Webshots’ employees into CNET’s headquarters.

The results of Webshots’ operations have been included in CNET’s statement of operations from the date of acquisition. The following unaudited pro forma financial information for CNET, presented in the table below, represents the combined revenue, net income and net income per share of CNET for the three and nine months ended September 30, 2004 and 2003 as if the acquisition of Webshots had occurred on the first day of the periods presented, including the amortization of identified intangible assets.

(in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$71,427	$59,810	$208,505	$178,080
Net income (loss)	$(1,545)	$(5,941)	$734	$(34,695)
Basic net income (loss) per share:	$(0.01)	$(0.04)	$0.01	$(0.25)
Diluted net income (loss) per share	$(0.01)	$(0.04)	$--	$(0.25)

On March 19, 2004, CNET acquired EDventure Forum, Ltd. and EDventure Holdings, Inc., a provider of information services focusing on the technology and Internet industry. On April 1, 2004, CNET acquired WGR Media, a provider of editorial reviews, previews and insights to mobile gamers. The aggregate purchase price for these transactions was $5.4 million consisting of $500,000 in stock and $4.9 million in cash. The total purchase price has been allocated to the tangible and intangible assets based on estimates of their respective fair values. The purchase price of $5.4 million was allocated to intangible assets of approximately $1.6 million that are being amortized over a three-year period, goodwill of approximately $3.9 million, current assets of $1.2 million and current liabilities of $1.3 million.

In January 2004, CNET entered into an agreement to acquire the rights to distribute and circulate TV Game magazine in China. On April 27, 2004, CNET acquired the rights to distribute and circulate NetFriends magazine in China. The aggregate price paid for these rights was $4.4 million in cash. The purchase price was allocated to intangible assets of $2.4 million that are being amortized over a three-year period and $2.0 million to goodwill.

On October 14, 2004, CNET announced that it has entered into a definitive agreement to acquire the assets of ZOL and Fengniao, which operate the zol.com.cn and fengniao.com Web sites, respectively, in cooperation with Chinese subsidiaries and affiliates. The transactions total approximately $16.0 million in cash payments to be paid over the next two quarters. ZOL is a provider of online personal technology-related content and shopping services, and Fengniao is one of China’s leading digital photography properties.

 (3) GOODWILL AND INTANGIBLE ASSETS

Acquired Intangible Assets. The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

(in thousands)	September 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortized intangible assets:
Tradename/trademarks	$35,801	$(20,806)	$14,995	$10,121
Registered Users	11,700	(319)	11,381	45
Subscriptions	4,086	(4,086)	--	64
Content	1,461	(275)	1,186	425
Noncompetition agreements	500	(133)	367	155
Publishing rights	1,078	(239)	839	--
Developed technology	2,253	(626)	1,627	453

Total	$56,879	$(26,484)	$30,395	$11,263

Intangibles that are subject to amortization are amortized on a straight-line basis over three to fifteen years. Estimated future amortization expense related to acquired intangible assets at September 30, 2004 is as follows:

(in thousands)
Q4 2004	$1,628
2005	6,420
2006	5,678
2007	4,389
2008	3,698
Thereafter	8,582

$30,395

Goodwill.     The following table sets forth the changes in goodwill for the nine months ended September 30, 2004:

(in thousands)	Total	U.S. Media	Computer Shopper	Asia	Europe
Balance as of December 31, 2003	$61,555	$36,756	$19,659	$3,259	$1,881
Acquisitions	58,648	56,681	--	1,967	--

Balance as of September 30, 2004	$120,203	$93,437	$19,659	$5,226	$1,881

(4) DEBT

On April 27, 2004, CNET sold $125.0 million of 0.75% Convertible Senior Notes due in 2024 to qualified institutional buyers in a private placement, which resulted in net proceeds of approximately $120.8 million after transaction costs of approximately $4.2 million. The notes will be convertible, under certain circumstances, for shares of CNET Networks, Inc. common stock based on an initial effective conversion price of approximately $15.00 per share. The notes may be called by CNET at any time after five years, and may be put to CNET by the holders in five, ten and fifteen years. If a holder of the notes exercises their put in the fifth year of the notes, the earliest date a note would be due is on April 27, 2009. These notes were registered with the Securities and Exchange Commission through a filing on Form S-3 Registration Statement, which was declared effective on June 21, 2004.

CNET used the majority of the proceeds to redeem the $113.7 million outstanding principal of its 5% Convertible Subordinated Notes due 2006. In conjunction with the redemption, $950,000 of deferred debt issuance costs related to the 5% notes were written-off and charged to interest expense and a $1.6 million prepayment penalty was recorded as other non-operating expense.

Additionally, with the reclassification of the land and building owned by CNET in Switzerland to assets held for sale, the mortgages on those buildings were reclassified to current since CNET would repay the mortgages upon the sale of the related properties. The balance outstanding under these mortgages as of September 30, 2004 is $3.7 million.

On October 14, 2004, CNET entered into a $30.0 million, 2-year credit agreement with Bank of America, N.A (“revolver”). The borrowings may be drawn down as revolving loans or, where the purpose is to fund a permitted acquisition or replacement of revolver used to fund a permitted acquisition, term loans. Interest rates applicable to amounts outstanding under term loans or revolvers are, at CNET’s option, either the base rate or the Eurodollar rate, where the base rate is the higher of the Federal Funds rate plus 0.5% and the lender’s prime rate, and the Eurodollar rate is LIBOR plus 1.25%. The credit facility carries a non-use fee of 0.275%. The borrowings are collateralized by security interests in certain of CNET’s assets. The credit agreement contains restrictive covenants with which CNET must comply. These restrictive covenants, in some circumstances, limit the incurrence of additional indebtedness, payment of dividends, transactions with affiliates, asset purchases and sales, mergers, acquisitions, prepayment of other indebtedness, liens and encumbrances. Additionally, CNET is required to meet certain financial tests, including minimum levels of consolidated EBITDA (as defined in the agreement), consolidated net income, and unrestricted net liquidity. A copy of this agreement is filed as an exhibit to CNET’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004.

 (5) NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per share:

(in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income (loss) available to common stockholders	$1,061	$(5,838)	$2,458	$(33,239)

Weighted average shares - basic	143,410,759	140,529,839	143,060,255	139,737,338
Stock options	6,361,893	--	7,072,536	--

Weighted average shares - diluted	149,772,652	140,529,839	150,132,791	139,737,338

Basic income (loss) per common share	$0.01	$(0.04)	$0.02	$(0.24)

Diluted income (loss) per common share	$0.01	$(0.04)	$0.02	$(0.24)

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period.

Diluted net income per share for the three months ended September 30, 2004 does not include the effect of 8,895,560 common shares related to options with a weighted average exercise price of $12.97 because their effect is anti-dilutive. Diluted net income per share for the three months ended September 30, 2004 also does not include the effect of 8,333,337 common shares related to the 0.75% Convertible Senior Notes with an average conversion price of $15.00 per share. Diluted net income per share for the nine months ended September 30, 2004 does not include the effect of 6,203,823 common shares related to options with a weighted average exercise price of $14.84 because their effect is anti-dilutive. Diluted net income for the nine months ended September 30, 2004 also does not include the effect of 4,739,779 common shares related to the 0.75% Convertible Senior Notes with an average conversion price of $15.00 per share or 1,763,114 common shares related to the 5% Convertible Subordinated Notes with an average conversion price of $37.41.

Basic and diluted net loss per share for the three months ended September 30, 2003 does not include the effect of 524 shares of unvested restricted stock with an average exercise price of $1.18 per share because their effect is anti-dilutive. In addition, diluted net loss per share for the three months ended September 30, 2003 does not include the effect of 6,955,718 common shares related to options with an average exercise price of $7.49 per share and 3,040,242 common shares related to the 5% Convertible Subordinated Notes with an average conversion price of $37.41 per share because their effect is anti-dilutive. Basic and diluted net loss per share for the nine months ended September 30, 2003 does not include the effect of 1,838 shares of unvested restricted stock with an average exercise price of $1.18 per share because their effect is anti-dilutive. Diluted net loss per share for the nine months ended September 30, 2003 also does not include the effect of 3,336,048 common shares related to options with an average exercise price of $4.69 per share and 3,040,242 common shares related to the 5% Convertible Subordinated Notes with an average conversion price of $37.41 per share.

At the annual meeting of stockholders on May 4, 2004, the stockholders approved the 2004 CNET Networks, Inc. Incentive Stock Award Plan. The aggregate number of common shares subject to options, stock purchase rights, stock appreciation rights, restricted stock awards, performance awards, dividend equivalents awards, deferred stock awards, and stock payment awards will not exceed 5,000,000.

(6) COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 are as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$1,061	$(5,838)	$2,458	$(33,239)
Other comprehensive income:
Unrealized holding gains arising
during the period, net of tax	$269	$214	$398	$229
Unrealized holding losses arising
during the period, net of tax	(80)	(231)	(717)	(799)
Foreign currency translation gain (loss)	(232)	420	925	1,000

Comprehensive income (loss)	$1,018	$(5,435)	$3,064	$(32,809)

(7) SEGMENTS

CNET’s primary areas of measurement and decision-making include two principal business segments, U.S. Media and International Media. U.S. Media consists of an online network focused on three content categories: personal technology, games and entertainment, and business technology. International Media includes the delivery of online technology information and several technology print publications in non U.S. markets. Beginning in 2004, U.S. Media also includes Channel Services, a product database licensing business and an online technology marketplace for resellers, distributors and manufacturers. Previously, Channel Services was presented as a separate segment; however, as CNET continued to see a convergence of customer relationships between U.S. Media and the Channel Services product offerings, CNET determined that combining the reporting of the results of Channel Services within U.S. Media more accurately reflected the decision-making processes, internal reporting and resource allocation within these businesses.

Summarized information by segment as excerpted from the internal management reports is as follows:

(in thousands)	Three Months Ended September 30, 2004
	U.S. Media	Inter- national Media	Other	Total
Revenues	$57,278	$13,181	$--	$70,459
Operating expenses	49,536	13,838	5,273	68,647

Operating income(loss)	$7,742	$(657)	$(5,273)	$1,812

	Three Months Ended September 30, 2003
	U.S. Media	Inter- national Media	Other	Total
Revenues	$48,447	$9,297	$--	$57,744
Operating expenses	46,323	10,396	5,551	62,270

Operating income(loss)	$2,124	$(1,099)	$(5,551)	$(4,526)

	Nine Months Ended September 30, 2004
	U.S. Media	Inter- national Media	Other	Total
Revenues	$164,406	$37,538	$--	$201,944
Operating expenses	145,556	41,423	19,075	206,054

Operating income(loss)	$18,850	$(3,885)	$(19,075)	$(4,110)

	Nine Months Ended September 30, 2003
	U.S. Media	Inter- national Media	Other	Total
Revenues	$147,635	$25,098	$--	$172,733
Operating expenses	143,130	30,251	28,285	201,666

Operating income(loss)	$4,505	$(5,153)	$(28,285)	$(28,933)

Since operating income (loss) before depreciation, amortization and realignment expenses is the measure of operating performance that management uses for making decisions and allocating resources, certain operating costs are not allocated across segments. These unallocated operating costs, included in “Other” in the tables above, represent all costs related to the realignment of CNET’s business in 2003 and all depreciation and amortization expenses. For the three months ended September 30, 2004 and 2003, “Other” includes $5.3 million and $5.6 million of depreciation and amortization expenses, respectively.

For the nine months ended September 30, 2004, “Other” includes $19.1 million of depreciation and amortization expenses. Of this amount, $3.5 million related to an impairment charge taken on our buildings and fixed assets in Switzerland used by our Channel operations. For the nine months ended September 30, 2003, “Other” includes $9.8 million of realignment expenses and depreciation and amortization expenses of $18.5 million. The $9.8 million of realignment expenses consisted of $2.8 million of lease abandonment expense, $890,000 of costs associated with the termination of CNET’s on-air radio operations, and $6.1 million of severance (relating to 135 employees). This $9.8 million of expense was included in the statement of operations as $3.9 million in cost of revenue, $925,000 in sales and marketing and $5.0 million in general and administrative expenses.

Assets are not allocated to segments for internal reporting purposes. Segment operating income (loss) before realignment expenses and depreciation and amortization should not be considered a substitute for operating income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

The following table represents revenues for groups of similar services.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Revenues:
Marketing services	$52,611	$39,319	$153,223	$115,652
Licensing, fees and user	8,740	6,810	22,876	19,390

Interactive	61,351	46,129	176,099	135,042
Publishing	9,108	11,615	25,845	37,691

	$70,459	$57,744	$201,944	$172,733

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

(8) COMMITMENTS AND CONTINGENCIES

Lease Abandonment. In 2001, CNET performed an evaluation of its domestic and international real estate requirements. This evaluation resulted in the consolidation or abandonment of several leased facilities. In connection with these abandoned leases, CNET established an accrual for lease abandonment. The balance in this accrual was $5.1 million at December 31, 2003. During the nine-month period ended September 30, 2004, additions to this accrual were $1.2 million, of which approximately $370,000 related to the addition of the rent for the former office space of Webshots upon that acquisition with the remainder resulting from a change in assumptions regarding the subleasing of properties. For the nine months ended September 30, 2004, cash expenditure reductions to this accrual were $2.1 million. At September 30, 2004, a balance of $4.2 million remained in this accrual. The total undiscounted liability under these leases, assuming that the spaces cannot be sublet, is approximately $4.9 million.

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

We evaluate our revenues according to the classifications listed above. We classify our marketing services revenues and licensing, fee and user revenues as interactive revenues and our publishing revenues as publishing revenues on our consolidated statements of operations. Beginning in 2004, we renamed our core revenue stream from “Internet” to “Interactive”, as this change matches our goal to build a premier global interactive content company and more accurately describes the various revenue streams within our marketing service and licensing, fees and user revenues. Revenues for the three and nine months ended September 30, 2004 and 2003 for these categories are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Revenues:
Marketing services	$52,611	$39,319	$153,223	$115,652
Licensing, fees and user	8,740	6,810	22,876	19,390

Interactive	61,351	46,129	176,099	135,042
Publishing	9,108	11,615	25,845	37,691

	$70,459	$57,744	$201,944	$172,733

As a Percentage of Revenues:
Marketing Services	74.7%	68.1%	75.9%	67.0%
Licensing, fees and user	12.4%	11.8%	11.3%	11.2%

Interactive	87.1%	79.9%	87.2%	78.2%
Publishing	12.9%	20.1%	12.8%	21.8%

	100.0%	100.0%	100.0%	100.0%

We had an average 88.7 million unique users in the third quarter of 2004 as compared to 65.5 million unique users in the third quarter of 2003, an increase of 35%. Daily page views averaged 61.8 million in the third quarter of 2004 compared with 40.7 million in the third quarter of 2003, a 52% increase. Excluding Webshots, we had 80.5 million unique users and 45.5 million daily page views. While increases or decreases in unique users and daily average page views are not necessarily indicative of increases or decreases in financial results, we believe that these statistics are helpful because they provide insight into the growth of the Internet as an advertising medium resulting from increased user adoption and into user demand for CNET Networks’ properties in particular.

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

As shown in the table below, we earned operating income of $1.8 million for the three months ended September 30, 2004 and incurred an operating loss of $4.5 million for the three months ended September 30, 2003, and of $4.1 million and $28.9 million for the nine months ended September 30, 2004 and 2003, respectively. We also earned an operating income before depreciation and amortization of $7.1 million and $1.0 million in the three months ended September 30, 2004 and 2003, respectively, and $15.0 million for the nine months ended September 30, 2004. We incurred an operating loss before depreciation and amortization of $10.4 million for the nine months ended September 30, 2003. Our net income and basic and diluted income per share for the three and nine months ended September 30, 2004 was $1.1 million, or $0.01 per share, and $2.5 million, or $0.02 per share, respectively. Our net loss and basic and diluted loss per share for the three months ended September 30, 2003 was $5.8 million, or $0.04 per share, and for the nine months ended September 30, 2003 was $33.2 million, or $0.24 per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Operating income (loss)	$1,812	$(4,526)	$(4,110)	$(28,933)
Depreciation	3,695	3,836	14,941	13,303
Amortization	1,578	1,715	4,134	5,217

Operating income (loss) before
depreciation and amortization	$7,085	$1,025	$14,965	$(10,413)

Net income (loss)	$1,061	$(5,838)	$2,458	$(33,239)

Basic and diluted income (loss) per share	$0.01	$(0.04)	$0.02	$(0.24)

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

Outlook

In 2004, the demand for marketing services in the online industry improved from prior years, and we expect continued growth in online marketing in the fourth quarter of 2004 as well as in 2005. Through the efficiencies we have implemented in the past few years, we have been able to improve our profitability by growing revenues faster than our operating expenses, and we expect to continue to improve our overall margins on a year-over-year basis by achieving operating leverage from our incremental revenue growth. We believe that we will experience growth in interactive revenues, coming primarily from the personal technology and games and entertainment sectors, as well as from new categories of consumer-oriented advertisers, while advertising from the business technology sector may continue to be negatively impacted by the continuing challenges affecting the enterprise computing industry. We anticipate that revenues from our publishing operations will decline in the fourth quarter of 2004 as compared to the prior year due to a decrease in our custom publishing arrangements. Revenue in the fourth quarter of 2004 is expected to increase mostly from existing operations and partially due to the inclusion of revenues from Webshots, which we acquired on August 2, 2004.

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

RESULTS OF OPERATIONS

Revenues

Total Revenues. Total revenues were $70.5 million and $57.7 million for the three months ended September 30, 2004 and 2003, and were $201.9 million and $172.7 million for the nine months ended September 30 2004 and 2003, respectively. Total revenues increased 22% for the quarter and 17% for the nine months ended September 30, 2004 primarily due to growth of our interactive revenue. During the third quarter of 2004, Webshots contributed approximately $2.0 million in revenues since date of acquisition. Publishing revenues decreased for both of the periods ended September 30, 2004 as compared to the same periods of 2003.

For both of the three and nine months ended September 30, 2004 and 2003, approximately $2.9 million and $8.8 million of our revenues were derived from barter transactions. Barter transactions occur when we deliver marketing services for the marketing services of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements delivered.

Interactive Revenues

Marketing Services Revenues. Marketing services revenues were $52.6 million and $39.3 million and represented 75% and 68% of total revenues for the three months ended September 30, 2004 and 2003, respectively. Marketing services revenues were $153.2 million and $115.6 million and represented 76% and 67% of total revenues for the nine months ended September 30, 2004 and 2003, respectively. The increase in marketing services revenues of $13.3 million, or 34%, and of $37.6 million, or 33%, for the three and nine months ended September 30, 2004, respectively, as compared to the same periods of the prior year reflects strong growth from our personal technology and games and entertainment content areas, as well as growth in paid search and international media. The increase in marketing services revenue is attributable not only to growth in categories where we have traditionally seen demand, such as computing, consumer electronics and games, but also modest contributions from new categories of advertisers in sectors such as automobiles, consumer packaged goods, movies and music, reflecting our expansion of content offerings in the areas of personal technology and games and entertainment.

Licensing, Fees and User. Licensing, fees and user revenues were $8.7 million and $6.8 million and represented 12% of total revenues for both of the three-month periods ended September 30, 2004 and 2003. Licensing, fees and user revenues were $22.9 million and $19.4 million for the nine months ended September 30, 2004 and 2003, respectively, and represented 11% of total revenues for both of the nine-month periods. The $1.9 million, or 28%, increase in the three months ended September 30, 2004 reflects equal amounts of growth from existing operations and the acquisition of Webshots, reflecting revenue from its Premium Services offerings. The $3.5 million, or 18%, increase in the nine months ended September 30, 2004 was primarily due to revenues from EDventure’s PC Forum conference after our acquisition of that company in March 2004 and revenues from Webshots.

Publishing Revenues. Publishing revenues were $9.1 million and $11.6 million and represented 13% and 20% of total revenues for the three months ended September 30, 2004 and 2003, respectively. Publishing revenues were $25.8 million and $37.7 million and represented 13% and 22% of total revenues for the nine months ended September 30, 2004 and 2003, respectively. The decrease in publishing revenues was primarily due to lower custom publishing revenues in the current year period as compared to last year.

Operating Expenses

Cost of Revenues, Sales and Marketing, and General and Administrative. Total operating expenses excluding depreciation and amortization were $63.4 million and $56.7 million for the three months ended September 30, 2004 and 2003, representing approximately 90% and 98% of total revenues, respectively. Total operating expenses excluding depreciation and amortization were $187.0 million and $183.1 million for the nine months ended September 30, 2004 and 2003, representing approximately 93% and 106% of total revenues, respectively. For the nine months ended September 30, 2003, approximately $9.8 million of realignment costs were included in cost of revenues, sales and marketing, and general and administrative. Excluding the realignment costs incurred in 2003, these expenses increased approximately 8% for the nine months ended September 30, 2004 when compared to the prior year. This increase related primarily to expanding our workforce to accommodate our revenue growth mostly in the areas of content creation and sales and marketing, as well as personnel added through acquisitions. Also included in operating expenses in the nine months ended September 30, 2004 was the net effect of two tax transactions. During the second quarter of 2004, we learned of a payroll tax liability related to a transaction that occurred prior to our acquisition of ZDNet. We recorded a charge of $2.1 million for this tax liability in the nine months ended September 30, 2004. Additionally, a tax liability of $2.1 million related to a sale of assets by ZDNet expired during the nine months ended September 30, 2004 resulting in the reversal of that accrual. The net effect of these two events was not material to our operating expenses.

Depreciation and Intangible Assets Amortization. Depreciation expense was $3.7 million and $3.8 million for the three months ended September 30, 2004 and 2003 and was $14.9 million and $13.3 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in depreciation expense in the nine months ended September 30, 2004 as compared to prior year resulted from $3.5 million of charges related to buildings and fixed assets in Switzerland, which were written down to their estimated fair value. The operations in Switzerland, which were the headquarters of our Channel operations, were transitioned into our U.S. Media operations in the second quarter of 2004. As part of that transition, we will no longer require the land and building we own in Switzerland, and we are attempting to sell them. We have reclassified the land and building to assets held for sale.

Intangible assets amortization expense was $1.6 million and $1.7 million for the three months ended September 30, 2004 and 2003, and $4.1 million and $5.2 million for the nine months ended September 30, 2004 and 2003, respectively. We expect that our amortization expense will increase during the remainder of this year due to the intangible assets acquired during 2004.

Operating Loss

We recorded operating income of $1.8 million for the three months ended September 30, 2004, and we incurred an operating loss of $4.5 million for the three months ended September 30, 2003. The increase in operating income in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 was due to an increase in revenues of $12.7 million partially offset by increased expenses to accommodate that revenue growth.

We recorded an operating loss of $4.1 million and $28.9 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in operating loss of $24.8 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 related to an increase in revenues of $29.2 million.

Operating Income (Loss) before Depreciation and Amortization

As shown in the table in the Overview section above, we had an operating income before depreciation and amortization of $7.1 million and $1.0 million for the three months ended September 30, 2004 and 2003, respectively. Operating income before depreciation and amortization increased by $6.1 million. The increase primarily related to an increase in revenues of $12.7 million.

For the nine months ended September 30, 2004, we had an operating income before depreciation and amortization of $15.0 million, and for the nine months ended September 30, 2003 we had an operating loss before depreciation and amortization of $10.4 million. Operating income (loss) before depreciation and amortization improved by $25.4 million. The improvement related to an increase in revenues of $29.2 million.

Nonoperating Income and Expense

Realized Gain/Loss on Investments. We recognized a gain of $13.1 million during the nine months ended September 30, 2004 from the sale of three private investments. Our investments in these companies were purchased upon the acquisition of those companies by third parties. This gain was offset by an impairment loss of $1.8 million on other privately-held investments.

Interest Expense. Interest expense decreased by $1.0 million for the three months ended September 30, 2004 as compared to the same period of the prior year. The decrease resulted from the redemption of our 5% Convertible Subordinated Notes through the issuance of 0.75% Convertible Senior Notes. For the nine months ended September 30, 2004, the decrease in interest resulting from the lower interest rate on debt after redemption of the 5% Notes was offset by the write-off of $950,000 of deferred debt issuance costs related to the redeemed 5% Convertible Subordinated Notes and approximately $558,000 resulting from a payroll tax liability related to a transaction that occurred prior to our acquisition of ZDNet.

Other Expense. Other expense for the nine months ended September 30, 2004 consisted primarily of $1.6 million related to an optional redemption premium due when we redeemed the remaining $113.7 million principal balance of our 5% Convertible Subordinated Notes due in 2006 with the proceeds from the offering of our $125.0 million 0.75% Convertible Senior Notes Due in 2024 offset by foreign exchange gain related to fixed assets located in Switzerland that were reclassified to assets held for sale during the first quarter of 2004.

Net Income (Loss)

We recorded net income of $1.1 million or $0.01 per basic and diluted share for the three months ended September 30, 2004 compared to a net loss of $5.8 million or $0.04 per basic and diluted share for the three months ended September 30, 2003. The increase in the current quarter earnings as compared to the prior year period was due primarily to an increase in revenues partially offset by increased operating expenses to accommodate the revenue growth

We recorded net income of $2.5 million or $0.02 per basic and diluted share for the nine months ended September 30, 2004 compared to a net loss of $33.2 million or $0.24 per basic and diluted share for the nine months ended September 30, 2003. The increase in the current year net income as compared to the prior year period net loss was due primarily to an increase in revenues partially offset by an increase in operating costs, as well as $11.3 million of realized net gains on investments.

Segment Revenues and Operating Expenses

For the three and nine months ended September 30, 2004 as compared to the same periods of the prior year, revenues increased for both the U.S. Media and International Media segments. The U.S. revenue increase reflects growth from existing operations within marketing services, an increase in licensing, fees and user revenues from existing operations, as well as from the acquisition of EDventure and Webshots, and reduced publishing revenues due to a decline from custom publishing. Revenues from the International segment reflect increases from existing operations, including exchange rate differences and acquisitions. Revenue growth for international operations growth of 42% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003, included growth of 24% from existing operations, which included foreign exchange rate changes. Revenue growth for international operations of 50% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, included growth of 28% from existing operations, which included foreign exchange rate changes.

For the three and nine months ended September 30, 2004, both business segments have decreased operating costs as a percentage of related revenues as compared to the same period of prior year primarily due to the ability to grow revenue at a rate higher than related expense growth reflecting the operating leverage derived from product improvements and the fixed nature of expenses in our Interactive business.

LIQUIDITY AND CAPITAL RESOURCES

When evaluating our overall cash position for the purpose of assessing our liquidity, we consider our cash and cash equivalents, short-term and long-term investments in marketable debt securities and restricted cash.

(in millions)	September 30, 2004	December 31, 2003
Cash and cash equivalents	$29.1	$65.9
Short-term marketable debt securities	19.1	12.5
Long-term marketable debt securities	25.6	38.7
Restricted cash	19.8	19.2

Total cash and investments	$93.6	$136.3

The critical components of our cash flows include:

o	Net income (loss), as adjusted for noncash operating expenses
o	Working capital requirements
o	Cash used for investments and acquisitions
o	Capital expenditures
o	Debt obligations or debt retirement
o	Proceeds from stock options and employee stock purchase plans.

Operating.     Net cash provided by operating activities of $9.7 million for the nine months ended September 30, 2004 included net income of $2.5 million, depreciation and amortization totaling $19.1 million, a gain on sale of investments of $11.3 and a decrease in working capital of $5.1 million. Net cash used in operating activities of $7.2 million for the nine months ended September 30, 2003 included a net loss of $33.2 million, depreciation and amortization of $18.5 million offset by an increase in working capital of $5.0 million primarily due to improved collections of accounts receivable. We anticipate we will continue to require cash for working capital purposes as our business expands.

Investing.     Net cash used in investing activities of $56.2 million for the nine months ended September 30, 2004 was primarily attributable to the sale of privately held investments offset by cash paid for acquisitions and capital expenditures. On August 2, 2004, we acquired Webshots, a digital photography website. Under the terms of the agreement, we paid $60.0 million in cash and $10.0 million in deferred consideration. We regularly evaluate investment opportunities, and it is likely that we will make additional investments or acquisitions.

Net cash provided by investing activities of $17.8 million for the nine months ended September 30, 2003 was primarily attributable to proceeds from the sale of marketable debt securities offset by purchases of marketable debt securities, acquisitions and capital expenditures.

On October 14, 2004, CNET announced that it has entered into a definitive agreement to acquire the assets of ZOL and Fengniao, which operate the zol.com.cn and fengniao.com Web sites, respectively, in cooperation with Chinese subsidiaries and affiliates. The transactions total approximately $16.0 million in cash payments to be paid over the next two quarters. ZOL is a provider of online personal technology-related content and shopping services, and Fengniao is one of China’s leading digital photography properties.

Capital expenditures are expected to be between $14.0 million and $14.5 million for the full year 2004.

Financing.     Cash provided by financing activities of $12.3 million for the nine months ended September 30, 2004 was primarily due to the issuance of common stock through the exercise of stock options and the employee stock purchase plan and the receipt of $125.0 million in proceeds from the offering of our 0.75% Convertible Senior Notes offset by the repayment of $113.7 million of our 5% Convertible Subordinated Notes. Cash provided by financing activities of $6.5 million for the nine months ended September 30, 2003 was primarily attributable to proceeds from the issuance of common stock through the exercise of stock options.

As of September 30, 2004, we had obligations outstanding under notes payable totaling $129.3 million. Notes payable included $125.0 million of 0.75% Convertible Senior Notes due in 2024. These notes are convertible, under certain circumstances, for shares of CNET Networks, Inc. common stock based on an initial effective conversion price of approximately $15.00 per share. The notes may be called by us at any time after five years, and may be put to CNET by the holders in five, ten and fifteen years. We used the majority of the proceeds to redeem the $113.7 million outstanding principal of our 5% Convertible Subordinated Notes due 2006. This refinancing significantly lowers the carrying cost of our debt, and extends the maturity date of the $125.0 million notes to March 2009, which improves our flexibility to consider investment opportunities.

On October 14, 2004, CNET entered into a $30.0 million, 2-year credit agreement with Bank of America, N.A. The borrowings may be drawn down as revolving loans or, where the purpose is to fund a permitted acquisition or replacement of revolver used to fund a permitted acquisition, term loans. Interest rates applicable to amounts outstanding under term loans or revolvers are, at CNET’s option, either the base rate or the Eurodollar rate, where the base rate is the higher of the Federal Funds rate plus 0.5% and the lender’s prime rate, and the Eurodollar rate is LIBOR plus 1.25%. The credit facility carries a non-use fee of 0.275%. The borrowings are collateralized by security interests in certain of our assets. The credit agreement contains restrictive covenants with which CNET must comply. These restrictive covenants, in some circumstances, limit the incurrence of additional indebtedness, payment of dividends, transactions with affiliates, asset purchases and sales, mergers, acquisitions, prepayment of other indebtedness, liens and encumbrances. Additionally, CNET is required to meet certain financial tests, including minimum levels of consolidated EBITDA (as defined in the agreement), consolidated net income, and unrestricted net liquidity. A copy of this agreement is filed as an exhibit to CNET’s Quarterly Report on Form 10-Q for the three months ended September 30, 2004.

As of September 30, 2004, our aggregate cash balances totaled $93.6 million, consisting of $73.8 million cash and equivalents, short-term and long-term investments in marketable debt securities as well as $19.8 million of restricted cash. We believe that existing funds will be sufficient to meet our anticipated cash needs to cover operations and for working capital fluctuations and for capital expenditures for the next 12 months, including the $16.0 million for the acquisitions of ZOL and Fengnaio. However, any significant acquisitions completed in the future could reduce our cash balances and may affect our liquidity and funding needs. As a result, we may determine to raise proceeds for potential acquisitions through the issuance of debt or equity securities. Our ability to raise such additional capital will depend on market conditions at the time.

On October 26, 2004, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission covering the issuance of up to $300.0 million in securities. This shelf registration and the revolving credit facility enables us to take advantage of favorable market conditions and opportunistically access the capital markets and strengthens our liquidity position and provides financial flexibility to fund growth and further expansion opportunities

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Collectibility of receivables

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our allowances on periodic assessment of our customer’s liquidity and financial condition through credit rating agencies reports, financial statement reviews and historical collection trends. If the financial condition of our customers were to deteriorate and thereby result in an inability to make payments, additional allowances would be required.   As of September 30, 2004 and December 31, 2003, our allowance for doubtful accounts amounted to $10.4 million and $11.9 million, respectively.

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

Contingencies

We evaluate whether a liability must be recorded for contingencies based on whether a liability is probable and estimable. Our most significant contingency relates to our lease guarantee for office space in New York City (as described in Item 3 — “Legal Proceedings” and Note 10 of Item 8 — “Financial Statements” in our Annual Report on Form 10-K, respectively).  If the financial condition of the primary lessee or any of its sublessees were to deteriorate and thereby result in an inability to make their lease payments, we would be required to make additional lease payments under the guarantee. Currently, all of the floors of the building that we guarantee are subject to a lease in good standing with Ziff-Davis Media.  As of December 31, 2003, our maximum exposure under the lease guarantee was $178.5 million, which we believe would be offset by replacement leases and subleases.

RECENT ACCOUNTING PROUNOUNCEMENTS

On March 31, 2004, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. The consensus reached was regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities, and No. 124 “Accounting for Certain Investments Held by Not-for-Profit Organizations”. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124.  For all other investments within the scope of this issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. In September 2004, the FASB delayed the accounting provusions of EITF Issue No. 03-l; however, the disclosure requirements are effective for our annual period ending December 31, 2004. We are currently analyzing this consensus to determine its impact on our consolidated financial statements.

In October 2004, the FASB concluded that the proposed Statement 123R, “Share-Based Payment”, which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The FASB has tentatively concluded that companies could adopt the new standard using either the modified prospective transition method or the modified retrospective transition method. Under the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are not vested as of the effective date of the proposed Statement would be based on the same estimate of the grant-date fair value and the same attribution method used previously under Statement 123 (either for recognition or pro forma purposes). Under the modified retrospective transition method, a company would recognize employee compensation cost for periods presented prior to the adoption of Statement 123R in accordance with the original provisions of Statement 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with Statement 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Statement unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of Statement 123R, the modified prospective transition method described above would be applied. Since we currently report stock-based compensation using the intrinsic-value method, this requirement to expense stock-based compensation based on fair-value measurements rather than allow voluntary reporting could reduce our future earnings or increase our future losses. We are in the process of determining the impact of this statement on our consolidated financial statements, which could be material.

On July 1, 2004, the EITF reached a tentative conclusion regarding Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” which proposed that contingently convertible debt instruments should be included in diluted earnings per share computations. On October 13, 2004, the FASB ratified this consensus to be effective for periods ending after December 15, 2004. On April 27, 2004, CNET issued $125.0 million of 0.75% Convertible Senior Notes due in 2024 and includes the provisions of contingent conversion. Under this consensus, the 8,333,337 shares of CNET Networks, Inc. common stock issuable under the provisions of the 0.75% Convertible Senior Notes will be included in future diluted earnings per share computation. If EITF No. 04-8 had been in effect in the third quarter of 2004, there would have no effect on our diluted earnings per share for the three and nine months ended September 30, 2004.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Quarterly Report on Form 10-Q contains “forward- looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as “may,” “will,” “expects, ” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or “continue,” and any other words of similar meaning.

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

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in its annual reports on Form 10-K that contain an assessment by management of the effectiveness of the CNET’s internal controls over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2004. While we are expending significant resources in developing the necessary documentation and testing procedures required by Section 404, there can be no assurances that we will comply with all of the requirements imposed by Section 404. If we do not effectively complete our assessment or if our internal controls are not designed or operating effectively, our independent registered public accounting firm may either disclaim an opinion as it relates to management's assessment of the effectiveness of our internal control or may issue a qualified opinion on the effectiveness of our internal controls.

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

ITEM 2. Changes in Securities and Use of Proceeds.     None.

ITEM 3. Defaults Upon Senior Securities.     None.

ITEM 4. Submission of Matters to a Vote of Security Holders.      None.

ITEM 5. Other Information.

The Audit Committee of CNET has approved the provision by our indepedent auditors, KPMG LLP, of non-audit services in the areas of tax return preparation and tax planning advice in an aggregate amount not to exceed $540,000.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1	Amended By-laws

4.1	Indenture, dated as of April 27, 2004, by and between CNET and Wells Fargo Bank, national Association, as trustee, including Form of 0.75% Convertible Senior Note due 2024

10.1	Registration Rights Agreement, dated as of April 27, 2004

10.2	Credit Agreement dated as of October 14, 2004 between CNET Networks, Inc. and Bank of America, N.A.

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003

31.2	Certificate of Chief Financial Officer pursuant Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003

32.1	Certificate of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350, dated August 1, 2003

32.2	Certificate of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350, dated August 1, 2003

(b)	Reports on Form 8-K.

(1)

Current Report on Form 8-K dated July 14, 2004, Item 12 – “Results of Operations and Financial Condition”, which furnished CNET’s preliminary financial results for the second quarter ended June 30, 2004.

(2)

Current Report on Form 8-K dated July 21, 2004, Item 2 – “Acquisition or Disposition of Assets” and Item 5 – “Other Items”, which reported CNET entering into an Agreement and Plan of Merger with Cheese Acquisition Sub, Inc. and Twofold Photos , Inc.

(3)

Current Report on Form 8-K dated August 9, 2004, Item 2 – “Acquisition or Disposition of Assets”, Item 5 – “Other Items” and Item 7, — “Regulation FD Disclosure, which reported completion of CNET’s acquisition of Twofold Photos , Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNET Networks, Inc. (Registrant) BY: /s/ Douglas N. Woodrum —————————————— Douglas N. Woodrum Executive Vice President, Chief Financial Officer

Dated: November 8, 2004

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended By-laws

4.1	Indenture, dated as of April 27, 2004, by and between CNET and Wells Fargo Bank, national Association, as trustee, including Form of 0.75% Convertible Senior Note due 2024 (Incorporated by reference to Exhibit 4.1 to CNET’s Registration Statement on Form S-3 (Reg. No. 333-115569) filed May 17, 2004)

10.1	Registration Rights Agreement, dated as of April 27, 2004 (Incorporated by reference to Exhibit 4.1 to CNET's Registration Statement on Form S-3 (Reg. No. 333-115569) filed May 17, 2004)

10.2*	Credit Agreement dated as of October 14, 2004 between CNET Networks, Inc. and Bank of America, N.A.

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003

31.2*	Certificate of Chief Financial Officer pursuant Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003

32.1*	Certificate of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350, dated August 1, 2003

32.2*	Certificate of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350, dated August 1, 2003

* Filed herein.