Form 10-K
period 2004-12-31
CNET NETWORKS INC
filed 2005-03-16
CIK 1015577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Title of class
Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.    YES  ☒    NO  ☐

As of June, 30, 2004, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s common stock, as reported in the NASDAQ National Market System, was $1,439,735,510. Shares of common stock held by each officer and director and by each person who owns ten percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate is not necessarily a conclusive determination for any other purpose.

The total number of shares outstanding of the issuer’s common stock (its only class of equity securities), as of March 9, 2005 was 145,107,894.

Information is incorporated by reference into Part III of this Form 10-K from the registrant’s definitive proxy statement for its 2005 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

		Page
PART I.

Item 1	Business	1
Item 2	Properties	7
Item 3	Legal Proceedings	7
Item 4	Submission of Matters to a Vote of Security Holders	9

PART II.

Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters	9
Item 6	Selected Consolidated Financial Data	9
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	36
Item 8	Financial Statements and Supplementary Data	37
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	69
Item 9A	Controls and Procedures	69
Item 9B	Other Information	70

PART III.

Item 10	Directors and Executive Officers of the Registrant	71
Item 11	Executive Compensation	71
Item 12	Security Ownership of Certain Beneficial Owners and Management	71
Item 13	Certain Relationships and Related Transactions	71
Item 14	Principal Accounting Fees and Services	71

PART IV

Item 15	Exhibits and Consolidated Financial Statement Schedules	72

Signatures		74
Exhibit 10.5
Exhibit 10.10
Exhibit 10.11
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I.

Item 1. Business

OVERVIEW

CNET Networks, Inc. is a worldwide media company and creator of content environments for the interactive age. CNET Networks takes pride in being “a different kind of media company,” creating richer, deeper interactive experiences by combining the wisdom and passion of users, marketers and its own expert editors. Headquartered in San Francisco, California, CNET Networks has a strong presence in the United States and internationally in 12 countries.

CNET Networks operates a portfolio of well-known brands that reach engaged, targeted audiences in multiple content categories. We operate industry leading websites, each with its own distinct brand, that deliver rich, authentic content experiences for both users and marketers. Our network of properties is currently focused on three content categories: personal technology, games and entertainment, and business technology. The personal technology category is anchored by top brands such as CNET.com, Download.com, and Webshots. The games and entertainment category primarily consists of the GameSpot and MP3.com brands. Brands such as ZDNet, TechRepublic, News.com and Release 1.0 are components of the business technology category.

During 2004, we focused on the continued expansion of our properties, products and services, helping to drive growth in the number of users visiting our websites, as well as to increase audience usage of our sites. We added richer, more engaging features and services to our websites, such as video content and community, which further enhance the overall user experience. We broadened our content licensing partnerships during the year, further expanding CNET Networks’ brand visibility and reach to new audiences, as well as validating our position as a leading provider of online content. In addition, we added new properties to the network, such as Webshots, MP3.com, and ZOL.com.cn through a growth strategy that combines new product development and acquisition.

Through our continued focus on product expansion, improvement and innovation, CNET Networks has built significant scale and audience reach and has established a leadership position in the interactive content category. CNET Networks had an average of 103 million unique users per month generating over 85 million Web page views per day during the fourth quarter 2004, a significant increase from prior year. By continuing to grow our user base, as well as site usage, we are creating large marketing platforms for advertisers to create brand awareness and market their products to an engaged, targeted audience, which we believe represents some of the most desirable attributes and demographics for brand marketers.

During 2004, we successfully expanded our platform, content coverage and audiences to begin to diversify our customer base. We recently expanded our focus beyond our traditional “in-category” customer base, or advertisers with contextual relevance to the specific property on which they advertise. An example of an “in-category” advertiser would be a personal computer manufacturer advertising on a relevant section of one of our personal technology properties, such as CNET.com, or a game publisher advertising on our game information site, GameSpot.com. We are focused on expanding our advertiser base and adding a broader set of advertisers beyond our traditional technology-focused customer base. We refer to this broader set of customers, as “out-of-category” advertisers, such as financial services, automotive manufacturers, retailers, or consumer packaged goods companies. Our focus on the continued enhancement of our properties with more video-based content has allowed us to provide new marketing opportunities in the form of video advertisements. As the growth in broadband adoption continues to increase in the United States, the addition of more video features and marketing opportunities becomes even more relevant from both a user and advertiser perspective, and should be an area of interest for both in-category and out-of-category advertisers.

The Internet continues to gain relevance as a marketing medium. Nonetheless, in 2004 online advertising made up less than five percent of total advertising expenditures in the United States, according to PricewaterhouseCooper’s Global Entertainment and Media Outlook report, evidence that the online advertising market is still early in its development. We believe that the Internet will become increasingly more relevant as a branding medium and that interactive content environments should benefit from these trends.

In addition to our interactive operations, we also have publishing operations. Our Computer Shopper magazine is a comprehensive technology guide with reviews and information on the latest products in every issue. It attracts active technology buyers each month, who rely on Computer Shopper for in-depth product coverage that helps them make smart purchasing decisions. We also publish technology and game oriented publications internationally, primarily in China.

We earn revenues from:

•	Marketing Services: sales of advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement is viewed by users of our websites) and activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners, or download a software application or a whitepaper);

•	Licensing, Fees and Users: licensing our product database and online content, subscriptions to our online services, and other paid services; and

•	Publishing: sales of advertisements in our print publications, subscriptions and newsstand sales of publications, and custom publishing services.

CNET Networks, Inc. was incorporated in the state of Delaware in December 1992. Our principal executive offices are located at 235 Second Street, San Francisco, California 94105. Our phone number is (415) 344-2000. Our periodic and current reports are available, free of charge, on our website, www.cnetnetworks.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on our website is not and should not be deemed a part of this annual report on Form 10-K or a part of any other report or filing with the SEC.

PRODUCTS AND SERVICES

CNET Networks’ primary areas of measurement and decision-making include two principal business segments, U.S. Media and International Media. U.S. Media consists of an online network focused on three content categories: personal technology, games and entertainment, and business technology, as well as U.S. print operations. International Media includes the delivery of online technology information and several technology print publications in non U.S. markets.

U.S. MEDIA

In our U.S. Media business, we derive revenue from three primary sources: marketing services; licensing, fees and users; and publishing.

Interactive

Our U.S. Media interactive business includes all aspects of our U.S.-based online media brands. This business offers information, community and commerce services in the areas of personal technology, games and entertainment, and business technology to millions of users each day. Most of our content is offered free of charge to users, however, we do provide some content on a subscription, fee or licensing basis. This content is delivered using sophisticated and scalable technology platforms that include several key components, such as content publishing and advertising delivery, comprehensive product and user data powering commerce services, and search functionality.

CONTENT CATEGORIES AND BRANDS

Personal Technology	Games and Entertainment	Business Technology
CNET.com Download.com Webshots	GameSpot MP3.com Game Faqs GameRankings.com Wireless Gaming Review	ZDNet News.com TechRepublic Release 1.0

SCALABLE PLATFORMS

Data and Business Intelligence
Commerce and Search
Content Publishing and Ad Delivery Systems

Personal Technology

Our personal technology category includes sites such as CNET.com, Download.com and Webshots.

CNET.com (www.cnet.com) provides expert and unbiased advice on technology and consumer electronics products and services to inform users and expedite purchasing. The consumer electronics and computing categories are converging, and this new generation of technology products is increasingly becoming incorporated into everyday lives. CNET.com provides objective guidance to help consumers become more confident in buying and using technology and to be more productive, entertained, and connected in their personal and professional lives. CNET.com’s editorial content includes special reports on the latest developments, product reviews and price comparisons, and help and how-to features enhanced with video content, showing consumers how to get the most out of their technology products. The site’s growing, vibrant audience contributes valuable content in the form of ideas, pictures, questions and answers. This combination of editorial and user content makes CNET.com a robust digital resource on the Internet.

Download.com (www.download.com) is a comprehensive resource for downloading software, music and games with its growing community and marketplace for digital content distribution. On a monthly basis, tens of millions of people turn to the site to discover free-to-try, legal downloads, from IS/IT professionals, developers, business users and personal technology enthusiasts, to music fans and games enthusiasts.

Webshots (www.webshots.com) is a leading online photo sharing and community property. Millions of people visit Webshots each month to browse, share and engage with fellow users about photos in a range of categories, such as travel, family and friends, sports and recreation, and pets. Webshots’ user base includes a vibrant community of photo enthusiasts who enjoy the site’s categorized and searchable library of more than 150 million photographs. We believe the addition of Webshots to the network has added significant reach and revenue capacity and positions us to further expand our customer base into more out-of-category segments.

Games and Entertainment

Our interactive network includes game and entertainment content sites such as GameSpot and MP3.com.

GameSpot (www.gamespot.com) is a leading online source for gaming information, visited by more than one million gamers each day. The GameSpot family includes GameFaqs, GameRankings, Wireless Gaming Review, and GameSpot DLX. GameSpot’s Web sites offer free access to its editors’ PC and video game reviews, as well as game downloads, video streams, guides, news, hints and previews of upcoming games. GameSpot also has an active online gaming community – a free networking service that makes it easy for gamers to meet and interact with others who share their specific gaming interests.

We launched MP3.com (www.mp3.com) in early 2004 following our acquisition of the domain and brand in December 2003. MP3.com is a comprehensive digital music discovery and content resource that caters to the way people learn about and listen to music today. MP3.com offers users the ability to access information and reviews on artists, songs, digital music services, and technologies, as well as other tools and features such as community and video content.

Business Technology

CNET Networks’ business technology brands include sites such as ZDNet, News.com, TechRepublic and Release 1.0, formerly known as EDVentures Holdings, which provide business leaders and IT professionals with tools and information to make informed business decisions.

ZDNet (www.zdnet.com) is a leading Web site for business professionals who need to make important IT decisions. Its daily news, white papers, editorial analysis, peer feedback and survey and traffic-based research provide comprehensive insight into IT planning, vendor consideration and product selection.

Our business technology brands also include our award-winning news site, CNET News.com (www.news.com), which features breaking news and special reports about technology. In 2004, it won several journalism awards, including the National Magazine Award and awards from the Society of Professional Journalists. In addition to its high-quality journalism, CNET News.com is known as an innovator of online news delivery capabilities that enhance the user experience, with its addition of features such as “Real Simple Syndication” feeds, a format for content syndication known as “RSS”, and its TrackBack tool, which automatically links blog commentary to its news stories.

TechRepublic (www.techrepublic.com) serves the needs of IT professionals, providing information and tools for IT decision support and professional advice by job function. Release 1.0 (www.release1-0.com) is a community of IT-industry thought leaders and commentators, entrepreneurs and innovators, venture capitalists and analysts that includes reports and analysis of IT and business trends, important new ideas, and profiles of innovative people and companies.

Scalable Platforms

Following several years of investment, in early 2003 we completed the development of standardized technology platforms to deliver content and advertising, search results, enable commerce and create universal data collection and registration systems. As a result of this investment, our U.S. operations have been simplified, and we have created a scalable and leverageable infrastructure that has allowed for greater ease of publication of our content and more effective delivery of network-wide advertising. In addition, the creation of a standardized platform has enabled us to lower our operating costs and brings leverage when building or acquiring new online properties.

As part of our technology platform, we provide commerce, search, data and business intelligence services across our content categories.

Our commerce platforms are designed to link buyers and sellers of products and services. We help individuals and businesses decide what products to buy by providing news, reviews, recommendations, detailed product specifications, real-time prices from competing vendors, merchant ratings, product availability and shipping costs. We believe our shopping services are valuable to users because they provide unbiased information and choice of merchants. These shopping services are valuable to merchants and advertisers because they provide a platform for creating brand awareness and generating sales leads.

In addition, with the integration of search functionality across our content categories, our users are provided with additional access to relevant contextual content in the form of sponsored search links on our properties, while providing CNET Networks with additional revenue opportunities from a broader set of merchants. Sponsored search results are provided by our primary search partner, Google, Inc.

An important component of our technology platforms is the product data that powers these commerce services. Our product database contains close to 2.0 million products and related product images, descriptions and specifications. Because consistent, comprehensive and accurate product data is important not only to our commerce services but also to every business engaged in online commerce, we have been able to leverage this data by licensing it to third parties through our Channel Services.

Our systems and overall network capabilities allow us to provide our advertising customers with data and business intelligence regarding user activity and the effectiveness of their marketing campaigns that provides our customers with relevant information that can enhance their business or marketing decision process.

Publishing

Computer Shopper magazine is one of the most comprehensive technology guides available with reviews and information on the latest products in every issue. It attracts active technology buyers each month, who rely on Computer Shopper for in-depth product coverage that helps them make smart purchasing decisions. We believe that Computer Shopper is a well-known, trusted resource for technology enthusiasts, and an effective brand builder for marketers.

INTERNATIONAL MEDIA

CNET Networks provides relevant online and offline content in local language to the various markets we serve worldwide. We maintain an Internet presence in 12 countries, including wholly-owned operations in, Australia, France, Germany, Japan, Singapore and the United Kingdom, with a presence in China and Korea through majority-owned joint ventures, as well as a number of licensees around the world. Our international properties are primarily focused on the business technology category; however, we have taken steps recently to expand our content coverage into the personal technology and games and entertainment categories in key international markets. For example, during the year, we launched msnCNET.fr in partnership with MSN in France and further expanded our online and offline presence in the growing advertising market in China.

As part of that effort in 2004, we invested approximately $20.7 million in acquiring online and offline properties in China. We acquired the assets of ZOL and Fengniao, which operate the zol.com.cn and Fengniao.com websites, respectively in cooperation with Chinese subsidiaries and affiliates. ZOL is one of the leading providers of personal technology-related content and shopping services in Northern China. Fengniao is one of the country’s leading digital photography sites, with reviews on digital cameras, as well as an image database, category-specific content, interviews and forums. These acquisitions expand CNET Networks’ online presence in China, securing a strong position in the personal technology category ahead of the expected growth in Internet usage and online advertising.

CNET Networks has operated print publications in China for over ten years. In 2004, we added to our offline business in China through the addition of publications such as TVGame and NetFriends, which expand our personal technology and games and entertainment coverage. Through our print operations, we are able to build important customer relationships, relevant audiences, and content that can be leveraged as our online presence grows over time.

MARKETING

We design our marketing activities to promote our multiple brands and to attract users, viewers and readers to our online network and print publications. Our marketing programs include interactive and print advertising campaigns, and participation in trade shows, conferences and speaking engagements. In 2004, we spent approximately $16.3 million (which includes approximately $12.5 million in barter advertising expenses) to market our brands and services. We expect to continue to market our brands, products and services in the future.

CUSTOMERS

For the year ended December 31, 2004, revenues from one customer, Google, Inc., approximated 10% of total revenues. In the fourth quarter of 2003, CNET Networks selected Google as its primary partner for paid search results, thereby consolidating paid search opportunities that were previously spread among several providers. Our top one hundred advertisers contributed approximately 71%, 78% and 75% of our U.S. revenues in 2004, 2003 and 2002, respectively, reflecting the expansion of our customer base.

GEOGRAPHIC REGIONS

For information regarding the geographic areas in which we do business, please see Note (12), “Geographic Information” of Item 8 — “Financial Statements” in our Annual Report on Form 10-K.

EMPLOYEES

At December 31, 2004, 2003 and 2002, we had approximately 2,080, 1,730 and 1,760 employees on a worldwide basis.

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

We have obtained federal trademark registrations for a number of our marks in the United States, including CNET, ZDNet, TechRepublic, GameSpot, Webshots and Computer Shopper. U.S. trademark registrations may be renewed indefinitely based on our continued use. While we have applied for and obtained registration of many of our marks in countries outside of the U.S. where we do business, we have not been able to obtain registration of all of our key marks in such jurisdictions, in some cases due to opposition by people employing similar marks. We also claim common law protection on certain names and marks that we have used in connection with our business activities.

We rely on copyright law to protect our original content. We rely on trade secrets, copyright laws, patent laws, confidentiality agreements with our employees and third parties, and protective contractual provisions to protect the proprietary technologies that we have developed. We have over 25 U.S. patent applications pending with respect to certain of our software systems, methods and related technologies and six issued U.S. patents. U.S. patents have a duration of 20 years. We can offer no assurance that patents for any other applications will be granted. We cannot assure you that intellectual property laws, our agreements or our patents will be sufficient to prevent others from copying or otherwise obtaining and using our content or technologies or that others have not developed or will not develop technologies that are similar or superior to ours.

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

COMPETITION

The market for interactive content and services is intensely competitive and rapidly evolving. We compete for advertisers, users and business partners with numerous companies offering information and content in our primary areas of focus: personal technology, games and entertainment, and business technology. These companies generally fall into the following categories:

•	Traditional offline media, such as television, radio and print, each of which has numerous content providers offering content in our areas of focus. In particular, we compete for users and advertisers with publications devoted to personal and business technology and games information such as PC Magazine, PC World, eWeek, Games Magazine and GamePro. In addition, we also compete with mainstream business publications such as The New York Times, The Wall Street Journal, Fortune, Forbes, and Business Week.

•	Internet sites, including large general purpose portals such as AOL, MSN and Yahoo! particularly as these properties expand their content offerings in our areas of expertise, such as product reviews, games, music and photos, as well as niche sites focused on the same vertical markets that we are. For example, our gaming properties compete with other gaming sites such as IGN and GameSpy, and our business technology properties compete with smaller, niche sites such as TechTarget;

•	Online comparison shopping services, such as Shopping.com, PriceGrabber.com and BizRate.com, as well as shopping services operated by the large general purpose portals, many of whom have sought to expand the reviews and information offerings on their sites;

•	Search engines, such as Google and Yahoo!, which attract users looking for goods and services similar to those offered on our sites, as well as advertisers trying to reach those users; and

•	Online retail and auction companies offering goods and services similar to those that can be obtained through our sites, such as Amazon.com and eBay.

We believe that the Internet offers a competitive advantage over offline media for creating a rich and interactive environment for both users and marketers. Within the Internet, we believe that our significant experience, editorial expertise and strong brands provide us with many advantages over our competitors. However, we cannot assure you that we will compete successfully with current or future competitors. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our future revenue and profits. If we do not compete successfully for new users and advertisers, our financial results may be materially and adversely affected.

SEASONALITY AND CYCLICALITY

We believe that marketing spending on the Internet, as in traditional media, fluctuates significantly with economic cycles and during the calendar year, with spending being weighted towards the end of the year to reflect trends in the retail industry. Our historical revenues have exhibited seasonality with higher revenues in the fourth quarter due to increased marketing spending by our customers and with lower revenues in the first quarter reflecting lower levels of marketing spending. Marketing expenditures account for a majority of our revenues. Fluctuations in marketing expenditures generally, or with respect to Internet-based marketing specifically, could therefore have a material adverse effect on our business, financial condition or operating results.

Item 2. Properties

We are headquartered in San Francisco, California, where we occupy approximately 283,000 square feet of leased office space. In addition to our San Francisco office, we have several leased offices throughout the U.S., including Cambridge, Massachusetts, Louisville, Kentucky and New York City. We also have leased offices in Europe, Asia and Australia.

Item 3. Legal Proceedings

Two shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York on August 16, 2001 and September 26, 2001, against Ziff-Davis, Eric Hippeau, former Chief Executive Officer of Ziff-Davis, and Timothy O’Brien, former Chief Financial Officer of Ziff-Davis, and investment banks that were the underwriters of the public offering of ZDNet series of Ziff-Davis stock (the ZDNet Offering). One of the complaints also names CNET Networks as a defendant, as successor in liability to Ziff-Davis. The complaints are similar and allege violations of the Securities Act of 1933, and one of the complaints also alleges violations of the Securities Exchange Act of 1934. The complaints allege the receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the ZDNet Offering and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the ZDNet Offering was false and misleading and in violation of the securities laws because it did not disclose the arrangements. A Consolidated Amended Complaint, which is now the operative complaint, was filed in the Southern District of New York on April 19, 2002. The action seeks damages in an unspecified amount. The action is being coordinated with over 300 nearly identical actions filed against other companies and their underwriters. On February 19, 2003, the Court granted CNET Networks’ motion to dismiss the

Section 10(b) claim with leave to replead, and denied the motion to dismiss the Section 11 claim. Plaintiffs did not replead the Section 10(b) claim, and the time to replead that claim has expired. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the CNET Networks case.

The majority of the issuers, including CNET Networks, and their insurers have approved a settlement agreement and related agreements. The agreements set forth the terms of a settlement between CNET Networks, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Pursuant to those agreements, CNET Networks’ insurers would participate in an undertaking to guarantee a minimum recovery by the plaintiffs. Among other provisions, the settlement provides for a release of CNET Networks and the individual defendants for the conduct alleged in the action to be wrongful. CNET Networks would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims CNET Networks may have against its underwriters. The settlement agreement also provides for a “back-stop” guarantee from the issuers and their insurers pursuant to which they will pay the plaintiffs any shortfall between $1 billion and the amounts recovered in the ongoing litigation against the underwriters. It is anticipated that any potential financial obligation of CNET Networks to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, CNET Networks does not expect that the settlement will involve any payment by CNET Networks. Based on the amount of CNET Networks’ insurance and the agreement of the insurers to cover legal expenses after June 1, 2003, CNET Networks does not anticipate additional expenses or liability if the settlement is approved. CNET Networks currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and CNET Networks is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the CNET Networks’ insurance carriers should arise, CNET Networks’ maximum financial obligation to plaintiffs pursuant to the settlement agreement is less than $3.4 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The requested modifications would provide for a mutual bar of all contribution claims by the settling and non-settling parties and would not bar the parties from pursuing other claims. There will be a hearing on March 18, 2005 to discuss the status of the revised settlement terms and to determine the date on which the revised settlement agreement will be submitted as well as the deadline for the underwriter defendants to object to the revised settlement agreement. There is no assurance that the parties to the settlement will be able to agree to a revised settlement agreement consistent with the court’s opinion, or that the court will grant final approval to the settlement to the extent the parties reach agreements. If the settlement is not concluded and CNET Networks is found liable, we anticipate that any potential financial obligation of CNET Networks to plaintiffs will be covered by existing insurance. Regardless of whether the settlement is approved, and even if material limitations arise with respect to our expected recovery of any potential obligations to plaintiffs from our insurance carriers, we do not expect that any payments required to be made by CNET Networks will be material.

On August 3, 2004, a class action lawsuit was filed in the Superior Court of the State of California, County of San Francisco by Mario Cisneros and Michael Voigt on behalf of themselves, all others similarly situated and the general public against CNET Networks and numerous other defendants who provide Internet search services, including Google, Yahoo!, Overture, AskJeeves and others. The complaint alleges that certain search results displayed by the defendants facilitate illegal internet gambling in violation of California state law. The complaint does not specify an amount of damages. The proceeding is in its early stages, and accordingly, CNET Networks cannot predict the impact of this litigation on its business, financial condition or results of operations.

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

	2004		2003
	High	Low	High	Low
First quarter	$11.30	$6.86	$3.07	$1.40
Second quarter	$13.45	$7.93	$7.19	$2.25
Third quarter	$11.01	$7.16	$9.42	$5.39
Fourth quarter	$11.58	$8.04	$9.95	$6.17

We have never declared or paid a cash dividend on our common stock. We intend to retain any earnings to cover operations and working capital fluctuations and to fund capital expenditures and expansion. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

At March 9, 2005, the closing price for our common stock as reported by NASDAQ was $9.18, and the approximate number of holders of record of our common stock was 954.

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

(in thousands, except share and per share data)	Fiscal Year Ended
	2004(a)	2003	2002	2001(a)	2000(a)
Consolidated Statement of Operations Data:
Total revenues	$291,156	$246,240	$236,957	$285,805	$264,019
Total operating expenses (b)(c)(d)	289,943	267,056	618,271	2,152,930	580,877
Operating income (loss)	1,213	(20,816)	(381,314)	(1,867,125)	(316,858)
Total non-operating income (expense)(e)	10,439	(4,814)	436	(191,370)	(276,721)
Net income (loss)	11,685	(26,290)	(360,585)	(1,989,488)	(483,980)
Basic net income (loss) per share	$0.08	$(0.19)	$(2.60)	$(14.52)	$(5.18)
Diluted net income (loss) per share	$0.08	$(0.19)	$(2.60)	$(14.52)	$(5.18)
Shares used in basic per share calculation	143,289,458	140,234,438	138,850,094	137,062,987	93,460,649
Shares used in diluted per share calculation	150,313,734	140,234,438	138,850,094	137,062,987	93,460,649

Consolidated Balance Sheet Data:
Cash and cash equivalents	$29,560	$65,913	$47,199	$93,439	$148,797
Total marketable debt securities	44,392	51,267	79,841	123,537	134,687
Working capital	55,718	79,662	64,666	138,541	280,042
Total assets	407,347	351,843	377,295	814,780	2,862,361
Total debt (f)	144,621	118,128	117,958	176,534	186,025
Stockholders’ equity	$193,579	$169,962	$186,057	$543,499	$2,552,773

a)	We have made several acquisitions over the past five years. The most significant of which are described below.

On August 2, 2004, we acquired Twofold Photos, Inc. (Webshots). On July 1, 2001, we acquired TechRepublic, Inc. (TechRepublic). On October 17, 2000, we acquired ZDNet, Inc. (ZDNet). On February 29, 2000, we completed the acquisition of mySimon, Inc. (mySimon). Also see Note (3) of our consolidated financial statements included in Item 8. No financial data or operating information related to these acquired companies is included in the Selected Consolidated Financial Data prior to the dates of acquisition.

b)	Operating expenses included amortization of intangible assets of $5.9 million, $6.3 million and $34.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Effective January 1, 2002, we adopted the provisions of SFAS 142. Under SFAS 142, goodwill is no longer amortized. Operating expenses included amortization of goodwill and intangible assets of $678.6 million and $340.4 million for the years ended December 31, 2001 and 2000, respectively.
c)	In the fourth quarter of 2004, we determined the carrying value of goodwill for our Computer Shopper reporting unit exceeded its fair value, and an impairment of $8.9 million was recorded. The results of our annual impairment test, as of August 31, 2002, determined that an impairment charge of $238.8 million for goodwill and of $40.5 million for intangible assets of our U.S. Media reporting unit was required. Additionally, a loss on the disposal of fixed assets of $11.2 million was recorded in 2002. In 2001, a charge of $1.1 billion was taken to adjust the carrying value of our goodwill to fair value.
d)	In 2003 and 2002, a total of $9.8 million and $12.4 million, respectively, were included in operating expenses representing costs to realign our business. Included in operating expenses in 2001, was a charge of $21.3 million related to the consolidation of our office space, which resulted in the abandonment of several leased facilities, as well as $21.7 million in other costs incurred to integrate the operations of ZDNet into our operations.

e)	In 2004, we recorded net gains of $14.9 million on the sale of several of our privately held investments by third parties. During 2001 and 2000, we incurred impairment losses of $26.9 million and $393.4 million, respectively, on marketable equity securities, offset in 2000 by realized gains on sale of investments of $134.9 million. In 2002, 2001 and 2000, we incurred impairment losses of $15.4 million, $148.4 million and $5.7 million on privately held investments, respectively, for which other-than-temporary declines in value were deemed to have occurred.
f)	In 2004, we redeemed the outstanding balance of $113.7 million of our 5% Convertible Subordinated Notes with the proceeds from the offering of $125.0 million of 0.75% Senior Convertible Notes. The redemption of the 5% notes resulted in the write-off of approximately $1.0 million of capitalized debt issuance costs and a $1.6 million prepayment penalty. In 2002, we repurchased $59.2 million principal amount of our 5% Convertible Subordinated Notes for $36.7 million, resulting in a gain of $21.6 million, net of the write-off of related capitalized debt issuance costs of $0.9 million. On August 31, 2001, NBC acquired any NBC Internet, Inc. (NBCi) shares it did not already own. Upon the purchase of the NBCi shares owned by us, the maturity date for our NBCi Trust Automatic Common Exchange Securities (TRACES) obligation accelerated. In conjunction with this accelerated repayment, CNET Networks recorded a loss of $10.6 million, consisting of $9.0 million of early interest payment, which was not refundable, and a write-off of $1.6 million of capitalized debt issuance costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

CNET Networks, Inc. is a worldwide media company and creator of content environments for the interactive age. We operate industry leading websites, each with its own distinct brand, in three content categories: personal technology, games and entertainment, and business technology.

We have determined that our business segments are U.S. Media and International Media. U.S. Media consists of an online network focused on three content categories: personal technology, games and entertainment, and business technology, as well as a print publication. Beginning in 2004, U.S. Media also includes Channel Services, a product database licensing business and an online technology marketplace for resellers, distributors and manufacturers. Previously, Channel Services was presented as a separate segment; however, as we continued to see a convergence of customer relationships between U.S. Media and the Channel Services product offerings, we determined that combining the reporting of the results of Channel Services within U.S. Media more accurately reflected the decision-making processes, internal reporting and resource allocation within these businesses. International Media includes the delivery of online technology information and several technology and gaming print publications in non U.S. markets. Within these business segments, we earn revenues from:

•	Marketing Services: sales of advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement is viewed by users of our websites) and activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners, or download a software application or a whitepaper);

•	Licensing, Fees and Users: licensing our product database and online content, subscriptions to our online services, and other paid services; and

•	Publishing: sales of advertisements in our print publications, subscriptions and newsstand sales of publications, and custom publishing services.

We evaluate our revenues according to the classifications listed above. We classify our marketing services revenues and licensing, fees and user revenues as interactive revenues and our publishing revenues as publishing revenues on our consolidated statements of operations. Revenues for the past three years for these categories are as follows:

(in thousands)	Year Ended December 31,
	2004	2003	2002
Revenues:
Marketing services	$223,560	$169,499	$158,974
Licensing, fees and user	32,685	27,491	24,339

Interactive	256,245	196,990	183,313
Publishing	34,911	49,250	53,644

	$291,156	$246,240	$236,957

As a Percentage of Revenues:
Marketing Services	77%	69%	67%
Licensing, fees and user	11%	11%	10%

Interactive	88%	80%	77%
Publishing	12%	20%	23%

	100%	100%	100%

We had an average of 103 million unique users per month in the fourth quarter of 2004, compared to 66 million unique users in the fourth quarter of 2003, an increase of 56%. These users generated over 85 million Web page views per day during the fourth quarter 2004 compared to 44 million in 2003, a 93% increase. While increases or decreases in unique users and daily average page views are not necessarily indicative of increases or decreases in financial results, we believe that these statistics are helpful because they provide insight into the growth of the Internet as an advertising medium resulting from increased user adoption and into user demand for CNET Networks’ properties in particular.

Operating expenses included in our operating income (loss) before depreciation, amortization and asset impairment consist of cost of revenues, sales and marketing and general and administrative costs, which are primarily cash related expense activities. The majority of our cash related expenses are costs associated with employee compensation, benefits and facilities, which represented over 55% of our total operating expenses in 2004. Noncash related expenses consist of depreciation, amortization of intangible assets and asset impairment and are included in our operating income (loss).

Cost of revenues includes costs associated with the production and delivery of our Internet sites, print publications and creation of our product database and related technology. The principal elements of cost of revenues for our Internet operations are compensation and related expenses for the editorial, production and technology staff and related costs for facilities and equipment. Cost of revenues for our publishing operations includes compensation and related expenses for editorial personnel and costs to print and distribute our magazines and related costs for facilities and equipment. The majority of our cost of revenues does not necessarily fluctuate proportionately with fluctuations in revenues.

Sales and marketing expenses consist primarily of compensation and related expenses, consulting fees and advertising expenses and related costs for facilities and equipment.

General and administrative expenses consist of compensation and related expenses for executive, finance and administrative personnel, professional fees and other general corporate expenses and related costs for facilities and equipment.

We evaluate our financial performance primarily on the following key measurements:

•	Revenues
•	Operating income (loss)
•	Operating income (loss) before depreciation, amortization and asset impairment
•	Net income (loss)
•	Earnings (loss) per share

2004 Results

In 2004, we experienced growth and expansion in our overall product offerings, customer base and audience, resulting in revenue growth and profit improvement. We have continued to drive user and traffic growth, both organically and through acquisitions. We added several new properties, products and services to our portfolio during 2004, adding more features and services to our existing sites. We have increased our site content partnerships with other media organizations enabling us to increase the exposure of our brands to more people. Through acquisitions we added reach and revenue capacity as well as expanded our content categories and customer base. Webshots has provided us additional users and usage, and the opportunity to expand the number of out-of-category advertisers. The ZOL and Fengniao acquisitions in China will allow us to expand our online presence in China and position ourselves to be able to capitalize on the potential of the Chinese market. CNET Networks’ revenue growth in 2004 was primarily driven by our ability to sell more advertising inventory rather than through price increases.

We were able to achieve revenue growth in 2004 with moderate operating expense growth. The fact that revenue growth exceeded the growth in operating expenses during 2004, allowed us to meet our goal of 50 percent year-over-year incremental margin. We define incremental margin as the percentage of new revenue dollars that flow to operating income before depreciation, amortization and asset impairment as compared to the previous year. The calculation of incremental margin for 2003 excludes $9.8 million of realignment expenses recorded in 2003.

As shown in the table below, we had operating income of $1.2 million for the year ended December 31, 2004 and we incurred an operating loss of $20.8 million and $381.3 million for the years ended December 31, 2003 and 2002. We had an operating income before depreciation, amortization and asset impairment of $35.5 million and $2.8 million in 2004 and 2003, respectively, and an operating loss before depreciation, amortization and asset impairment of $30.4 million for 2002. Our net income and net income per diluted share for the year ended December 31, 2004 was $11.7 million, or $0.08 per share. Our net loss and net loss per share for the years ended December 31, 2003 and 2002 was $26.3 million, or $0.19 per share, and $360.6 million, or $2.60 per share, respectively.

(in thousands, except per share data)	Year Ended December 31,
	2004	2003	2002
Operating income (loss)	$1,213	$(20,816)	$(381,314)

Depreciation	19,432	17,348	25,749
Amortization	5,895	6,304	34,655
Asset impairment	8,931	—	290,505

Operating income (loss) before depreciation, amortization and asset impairment	$35,471	$2,836	$(30,405)

Net income (loss)	$11,685	$(26,290)	$(360,585)

Net income (loss) per diluted share	$0.08	$(0.19)	$(2.60)

We believe that “operating income (loss) before depreciation, amortization and asset impairment” is useful to management and investors as a supplement to our GAAP (accounting principles generally accepted in the United States) financial measures in evaluating our current operating performance, since depreciation, amortization and asset impairment include the impact of past transactions and costs that are not necessarily directly related to the current underlying capital requirements or performance of the business operations. Management refers to “operating income before depreciation, amortization and asset impairment” to compare historical operating results, in making operating decisions and for planning and compensation purposes. A limitation associated with this measure is that it does not reflect the costs of certain capitalized tangible and intangible assets used in generating revenue. Management compensates for these limitations by relying primarily on our GAAP financial measures, such as capital expenditures, and using “operating income (loss) before depreciation, amortization and asset impairment” only supplementally. Although depreciation and amortization are non-cash charges, the capitalized assets being depreciated and amortized will often have to be replaced in the future, and “operating income (loss) before depreciation, amortization and asset impairment” does not reflect any cash requirements for such replacements. This measure also does not take into account interest expense, or the cash requirements necessary to service interest or principal payments on our debt. Nor does the measure reflect changes in, or cash requirements for, our working capital needs. “Operating income before depreciation, amortization and asset impairment” should be considered in addition to, and not as a substitute for, other measures of financial performance prepared in accordance with GAAP.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 identified the following material weakness: We did not maintain sufficient levels of appropriately qualified personnel in our financial reporting processes. As a result, we did not consistently follow established internal control over financial reporting procedures related to (a) the timely preparation of comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for non-routine and complex transactions and (b) the review of such documentation by internal staff or outside advisors to determine its completeness and propriety of the conclusions. As a result of these internal control deficiencies, we initially overstated goodwill and understated our asset impairment expenses as of and for the year ended December 31, 2004. This error was corrected prior to the publication of our financial statements. See Item 9A. Controls and Procedures for more discussion of our assessment.

Results of Operations

2004 vs. 2003

Revenues

Total Revenues

Total revenues were $291.2 million and $246.2 million for the years ended December 31, 2004 and 2003, respectively. Total revenues increased approximately 18% in 2004 due to an increase in interactive revenues, which were comprised of marketing services revenues and licensing, fees and users revenues. Publishing revenues decreased in 2004 as compared to 2003.

For the year ended December 31, 2004, approximately $12.3 million of our revenues were derived from barter transactions compared to $11.8 million for the year ended December 31, 2003, whereby we delivered marketing services in exchange for marketing services of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements delivered.

Marketing Services Revenues

Marketing services revenues were $223.6 million and $169.5 million and represented 77% and 69% of total revenues in 2004 and 2003, respectively. The increase in marketing services revenues of $54.1 million, or 32%, in 2004 compared to the prior year was due primarily to an increase in marketing spending by our customers and reflects strong growth from our personal technology and games and entertainment content areas, as well as growth in paid search and international media. The increase in marketing services revenue is attributable not only to growth in categories where we have traditionally seen demand, such as computing, consumer electronics and games, but also modest contributions from new categories of advertisers in sectors such as financial services, automotive manufacturers, retailers, and consumer packaged goods, reflecting our expansion of content offerings in the areas of personal technology and games and entertainment.

Licensing, Fees and Users Revenues

Licensing, fees and users revenues were $32.7 million and $27.5 million for 2004 and 2003, respectively, and represented 11% of total revenues for both years. The increase in our licensing, fees and users revenues of $5.2 million, or 19%, was primarily due to increased sales of our Channel Services products and to new products and services from acquired businesses, primarily Webshots.

Publishing Revenues

Publishing revenues were $34.9 million and $49.3 million and represented 12% and 20% of total revenues in 2004 and 2003, respectively. The 29% decrease in publishing revenues in 2004 was primarily due to lower custom publishing revenues resulting from a decrease in our custom publishing arrangements with Gateway, Inc.

Operating Expenses

(in thousands)	Year Ended December 31,
	2004	2003(1)
Operating expenses:
Cost of revenues	$144,312	$138,305
Sales and marketing	73,268	68,827
General and administrative	38,105	36,272
Depreciation	19,432	17,348
Amortization	5,895	6,304
Asset impairment	8,931	—

Total operating expenses	$289,943	$267,056

(1)	Included in 2003 are costs incurred to realign our business around key business categories primarily relating to severance, lease abandonment charges and contract termination costs which we refer to as “realignment expenses”. Realignment expenses included in operating expenses in 2003 were $9.8 million, with $3.9 million in cost of revenues, $925,000 in sales and marketing and $5.0 million in general and administration.

Cost of Revenues, Sales and Marketing, General and Administrative

We refer to cash related expenses as cost of revenues, sales and marketing, and general and administrative expenses. We incurred cash related expenses in aggregate of $255.7 million and $243.4 million for the years ended December 31, 2004 and 2003, respectively. The majority of our cash related expenses are costs associated with employee compensation, benefits and facilities, which represented over 55% of our total cash related expenses in 2004. The total increase in cash related expenses was $12.3 million; however, cash operating expenses in 2003 included $9.8 million of realignment costs. If these realignment costs are excluded from 2003, the total increase in cash related expenses would have been $22.1 million, or 9%. The increase related primarily to an increase in compensation and benefits as our average headcount increased by approximately 9% from 2003 to 2004. Approximately 40% of the increase in average headcount was due to acquisitions.

Depreciation and Amortization

Depreciation expense was $19.4 million and $17.3 million in 2004 and 2003, respectively. The increase in 2004 is primarily due to a charge of $3.5 million in depreciation expense related to buildings and fixed assets in Switzerland, which were written down to their estimated fair value. The operations in Switzerland, which were the headquarters of our Channel Services operations, were transitioned to the United States in the second quarter of 2004. As part of that transition, we no longer require the land and buildings we own in Switzerland, and we are attempting to sell them. We have reclassified the land and building to assets held for sale.

Intangible assets amortization expense was $5.9 million and $6.3 million for the years ended December 31, 2004 and 2003, respectively. We expect that our amortization expense will increase due to intangible assets acquired during 2004.

Asset Impairment

We performed our annual evaluation of goodwill and intangible assets for impairment as of August 31, 2004. We determined that the carrying value of goodwill and other intangible assets for all of our reporting units did not exceed their implied fair values.

During the fourth quarter of 2004, a reassessment of the carrying value of the Computer Shopper reporting unit was performed based on a revised forecast of 2005 revenues for this business resulting from a projected decline of advertising spending on technology publications. Based on the evaluation performed, the carrying value of goodwill was reduced and an impairment charge of $8.9 million was recognized.

Operating Income (Loss)

We recorded operating income of $1.2 million for the year ended December 31, 2004 and an operating loss of $20.8 million for the year ended December 31, 2003. The decrease in operating loss of $22.0 million related to an increase in revenues of $44.9 million offset by an increase in operating costs of $22.9 million.

Operating Income before Depreciation, Amortization and Asset Impairment

As shown in the table in the 2004 Results section above, we had operating income before depreciation, amortization and asset impairment of $35.5 million and $2.8 million for the years ended December 31, 2004 and 2003, respectively. Operating margin excluding depreciation, amortization and asset impairment was 12% in 2004 as compared to 1% in 2003. The improvement related to an increase in revenues of $44.9 million offset by an increase in cost of revenues, sales and marketing, and general and administrative costs of $12.3 million.

Nonoperating Income and Expense

Realized Gains (Losses) on Sale of Investments, Net

We recognized a gain of $16.6 million during 2004 from the sale or dissolution of certain private investments. Our investments in these companies, which had been impaired in prior years, were purchased upon the acquisition of those companies by third parties. This gain was offset by an impairment loss of $1.8 million on other privately-held investments. During 2003, there were no gains or losses on the sale or impairment of private investments.

Interest Income and Expense

Interest income is derived from our cash and cash equivalents and investments in marketable debt securities. Interest income was $1.9 million and $2.2 million for 2004 and 2003, respectively. Interest income decreased due primarily to lower balances of cash and cash equivalents marketable debt securities held in 2004 as compared to 2003.

Interest expense was primarily incurred on our convertible notes. Interest expense was $6.1 million and $6.9 million for 2004 and 2003, respectively. The decrease in interest expense in 2004 was due to the redemption of our $113.7 million 5% Convertible Subordinated Notes during the second quarter of 2004. The 5% Convertible Subordinated Notes were redeemed with the $125.0 million in proceeds of our 0.75% Senior Convertible Notes offering. Interest expense in 2004 also included $950,000 of deferred debt issuance costs written off upon the redemption of our 5% Notes.

Other

Other for 2004 included a $1.6 million prepayment penalty due to the redemption of our 5% Convertible Subordinated Notes offset by a foreign exchange gain related to fixed assets located in Switzerland that were reclassified to assets held for sale in the first quarter of 2004.

Income Taxes

Effective tax rates for the year ended December 31, 2004 was a benefit of 0.28% and for the year ended December 31, 2003 was an expense of 2.57%. The income tax benefit recorded in 2004 was the result of the reversal of accrued tax contingencies. The income tax expense recorded in 2003 was lower than the statutory rate primarily as a result of the full valuation allowance taken against net operating loss carryforwards.

At December 31, 2004, CNET Networks had net operating losses of $345.5 million, consisting of U.S. net operating losses of $225.0 million and foreign net operating losses of $120.5 million. These losses will be carried forward for utilization in future years. Approximately $65.0 million of these losses are related to federal net operating losses from the ZDNet acquisition, which took place in 2000; these losses will begin to expire in 2011. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided against gross deferred tax assets. A full valuation allowance has been provided for these items.

Net operating losses generated in 2004 were primarily related to amortization of intangible assets and losses from foreign operations. A full valuation allowance has been provided for all net operating losses.

Net Income (Loss)

We recorded net income of $11.7 million or $0.08 per basic and diluted share for the year ended December 31, 2004 compared to a net loss of $26.3 million or $0.19 per basic and diluted share for the year ended December 31, 2003. The increase in the current year net income as compared to the prior year was due primarily to an increase in operating income and gains on sales of private investments.

Segment Revenues and Operating Expenses

For the year ended December 31, 2004 as compared to prior year, revenues have increased for both the U.S. Media segment and the International Media segment. The increase in revenues for U.S. Media is primarily related to an increase in marketing services revenue combined with a modest contribution from acquisitions, partially offset by lower publishing revenues. The increase in revenues for the International Media segment is primarily due to growth in interactive advertising revenue and acquisitions, and in part from exchange rate differences.

For the year ended December 31, 2004, the U.S. Media segment cash operating costs were 84% of revenues compared to 92% in 2003, and the International Media segment cash operating costs were 103% of revenues compared to 112% in 2003. Revenues are increasing at a rate greater than operating expenses primarily as an effect of productivity improvements resulting in an increase in operating margins.

International media operating margins are currently lower than those of our U.S. Media operations due to the earlier stage of development of the online advertising markets in the countries in which we do business.

2003 vs. 2002

Revenues

Total Revenues

Total revenues were $246.2 million and $237.0 million for the years ended December 31, 2003 and 2002, respectively. Total revenues increased approximately 4% in 2003 primarily due to an increase in interactive revenues, which are comprised of marketing services revenues and licensing, fees and users revenues. Publishing revenues decreased in 2003 as compared to 2002.

For the year ended December 31, 2003, approximately $11.8 million of our revenues were derived from barter transactions compared to $11.6 million for the year ended December 31, 2002.

Marketing Services Revenues

Marketing services revenues were $169.5 million and $159.0 million and represented 69% and 67% of total revenues in 2003 and 2002, respectively. The increase in marketing services revenues of $10.5 million, or 7%, in 2003 compared to the prior year was primarily due to an increase in marketing spending by our customers. The mix of our marketing services revenues changed to reflect an increase in revenues from online impression-based advertising partially offset by a decline in activity-based revenues from our comparison shopping activities reflecting a more competitive environment. We believe that our award-winning editorial content and buying advice helped to attract greater online brand advertising dollars as the overall market for Internet advertising improved.

Licensing, Fees and Users Revenues

Licensing, fees and users revenues were $27.5 million and $24.3 million and represented 11% and 10% of total revenues for 2003 and 2002, respectively. The increase in our licensing, fees and users revenues of $3.2 million, or 13%, was primarily due to increased sales of our Channel Services products and to an increase in subscription services to various products on several of our websites.

Publishing Revenues

Publishing revenues were $49.3 million and $53.6 million and represented 20% and 23% of total revenues in 2003 and 2002, respectively. The 8% decrease in publishing revenues in 2003 was primarily due to lower custom publishing revenues resulting from a decrease in our custom publishing arrangements with Gateway, Inc., as well as a decrease in advertising revenues from our Computer Shopper publication.

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

Depreciation and Amortization

Depreciation expense was $17.3 million and $25.7 million in 2003 and 2002, respectively. The decrease in depreciation expense in 2003 was primarily due to a decrease in the carrying value of depreciable fixed assets as an impairment of certain fixed assets was recorded in the latter half of 2002. Intangible assets amortization expense was $6.3 million and $34.7 million for the years ended December 31, 2003 and 2002, respectively. The decrease in amortization expense in 2003 is due to the impairment of intangible assets recorded in the third quarter of 2002, as well as the change in estimated lives of certain intangible assets from three years to ten years during the third quarter of 2002.

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

Operating Income (Loss) before Depreciation, Amortization and Asset Impairment

As shown in the table in the 2004 Results section above, we had operating income before depreciation, amortization and asset impairment of $2.8 million for the year ended December 31, 2003. For the same period in 2002, we incurred an operating loss before depreciation, amortization and asset impairment of $30.4 million. Operating income (loss) before depreciation, amortization and asset impairment improved by $33.2 million in 2003 as compared to 2002. The improvement related to an increase in revenues of $9.3 million, or 4%, combined with a decrease in operating expenses, excluding depreciation, amortization and asset impairment of $24.0 million, or 9%.

Nonoperating Income and Expense

Realized Gains (Losses) on Sale or Impairment of Investments, net

During 2003, there were no gains or losses on the sale or impairment of investments. During 2002, we had a net loss on sales or impairment of investments comprised of a gain on sales of investments of $2.9 million, a loss on the sale of investments of $123,000 and a loss on impairment of public and private investments of $15.5 million.

Interest Income and Expense

Interest income was $2.2 million and $4.9 million for 2003 and 2002, respectively. Interest income decreased due primarily to lower balances of marketable debt securities held in 2003 as compared to 2002, and in part due to lower interest rates in 2003.

Interest expense was primarily incurred on our 5% Convertible Subordinated Notes. Interest expense was $6.9 million and $10.3 million for 2003 and 2002, respectively. The decrease in interest expense in 2003 was due to the repurchase of $59.2 million of our 5% Convertible Subordinated Notes during the second half of 2002.

Other

In 2002, we repurchased $59.2 million principal amount of our 5% Senior Convertible Notes for $36.7 million. In connection with these repurchases, we recorded a net gain of $20.7 million.

Income Taxes

We recorded an income tax benefit of $20.3 million for the year ended December 31, 2002. No such tax benefit was realized in 2003. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided against the gross deferred tax assets.

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

At December 31, 2003, CNET Networks had net operating losses of $327.4 million, consisting of U.S. net operating losses of $218.3 million and foreign net operating losses of $109.1 million. These losses will be carried forward for utilization in future years. Approximately $65.0 million of the U.S. losses are related to U.S. net operating losses from the ZDNet acquisition, which took place in 2000. These losses are subject to limitations on their utilization due to the change in ownership and will begin to expire in 2011. They are reflective of adjustments resulting from U.S. federal audits of ZDNet investments. A full valuation allowance has been provided for these items.

Operating losses generated in 2003 were primarily related to amortization of intangible assets and losses from operations. Cumulative foreign net operating losses include adjustments to prior year losses for items currently under examination. A full valuation allowance has been provided for these items.

Net Loss

We recorded a net loss of $26.3 million or $0.19 per basic and diluted share for the year ended December 31, 2003 compared to a net loss of $360.6 million or $2.60 per basic and diluted share for the year ended December 31, 2002. The decrease in the current year net loss as compared to the prior year was due primarily to an increase in revenues and a decrease in operating costs of $351.2 million. The decrease in operating costs was primarily due to an asset impairment of $290.5 million in 2002 and lower depreciation and amortization expenses of $36.8 million in 2003 as compared to 2002. Additionally, $24.0 million of the decrease was due to a reduction in cost of revenues, sales and marketing and general and administrative expenses primarily due to workforce reductions. The decrease in 2003 also resulted from no net loss on investments in the current year as compared to a net loss on the sale or impairment of investments of $12.8 million in 2002. The increased costs in the prior year were offset by a tax benefit of $20.3 million.

Segment Revenues and Operating Expenses

For the year ended December 31, 2003 as compared to prior year, revenues decreased slightly for the U.S. Media segment, while they increased for the International Media segment. The decrease in revenues for U.S. Media was primarily related to a decrease in custom publishing partially offset by an increase in marketing services revenue. The increase in revenues for the International Media segment is partially due to acquisitions, as well as growth in Internet advertising revenue and exchange rate differences.

For the year ended December 31, 2003, all business segments decreased cash operating costs as a percent of related revenues as compared to the prior year primarily as an effect of headcount reductions and other cost savings measures.

Liquidity and Capital Resources

When evaluating our overall cash position for the purpose of assessing our liquidity, we consider our cash and cash equivalents, short-term and long-term investments in marketable debt securities and restricted cash.

(in thousands)	December 31, 2004	December 31, 2003	December 31, 2002
Cash and cash equivalents	$29,560	$65,913	$47,199
Short-term marketable debt securities	22,193	12,556	14,239
Long-term marketable debt securities	22,199	38,711	65,602
Restricted cash	19,774	19,159	18,067

Total cash and investments	$93,726	$136,339	$145,107

The critical components of our cash flows include:

•	Cash provided by or used in operating activities
•	Capital expenditures
•	Cash used for investments and acquisitions
•	Debt obligations or debt retirement
•	Proceeds from stock options and employee stock purchase plans.

2004

Operating

Operating activities provided cash of $11.1 million for the year ended December 31, 2004, which included net income of $11.7 million, adjusted for non-cash expenses of $39.9 million and net gains on sales of private investments of $14.9 million. Net cash provided by operations also included a use of cash for working capital of $25.6 million. The use of cash for working capital was primarily due to increased accounts receivable of $14.5 million reflecting our growth in revenues, although our day sales outstanding has remained at 67 days, the same as in 2003. We anticipate we will continue to require cash for working capital purposes as our business expands.

Investing

Our principal use of cash for investing activities in 2004 was for acquisitions. The aggregate purchase price of our 2004 acquisitions was $98.2 million including $75.6 million in cash payments in 2004, net of $2.3 million of purchased cash. The remainder of the purchase consideration consisted of $500,000 in stock issued, a note payable of $10.0 million due in three years bearing interest at a rate of 3.0% per year, as well as discharge of assumed employee receivables in the amount of $2.7 million for the Webshots acquisition, and $7.1 million of deferred consideration payable in the first quarter of 2005 for several other acquisitions. We regularly evaluate investment opportunities, and it is likely that we will make additional investments or acquisitions.

Investing activities also included capital expenditures of $14.2 million. Capital expenditures in 2004 primarily consisted of costs associated with enhancing our operating and administrative software platforms and expanding our data center facilities to increase and upgrade our server capacity and hardware infrastructure. Additionally, investing activities included $15.4 million received from the sale of investments in privately held companies. It is not anticipated that we will receive cash from sales of private investments in the foreseeable future.

Financing

Financing activities included proceeds from the exercise of stock options and participation in our employee stock purchase plan of $9.9 million for the year ended December 31, 2004. Proceeds from stock option exercises are difficult to predict as they are dependent upon various factors, such as the trading price of our stock and exercise prices of employee options. In 2004, financing activities included cash provided of $120.8 million from a debt offering of our 0.75% Convertible Senior Notes offset by cash used of $113.7 million to redeem our 5.0% Senior Subordinated Notes, and $5.0 million of proceeds from borrowings on our revolving credit facility.

As of December 31, 2004, we had obligations outstanding under notes payable totaling $139.6 million. Notes payable included $125.0 million of 0.75% Convertible Senior Notes, due 2026, subject to a put option by the note holders whereby the earliest date the option may be exercised is April 15, 2009, and a $10.0 million note related to the Webshots acquisition due in 2007. In addition to notes payable, we also had $5.0 million outstanding under a $30.0 million revolving credit facility.

2003 and 2002

We used approximately $6.9 million and, $36.1 million of cash for operating activities for the years ended December 31, 2003 and 2002, respectively. The use of cash for operating activities for 2003 included a net loss of $26.3 million and a use of cash for working capital of $7.5 million. This was offset by noncash operating expenses of approximately $26.9 million, which were primarily depreciation, amortization and allowance for doubtful accounts. The use of cash for operating activities in 2002 included our net loss of $360.6 million and a use of cash for working capital of $40.1 million. This was offset by noncash operating expenses of approximately $351.8 million, which were primarily depreciation, amortization and asset impairment, and a net loss on sale or impairment of investments of $12.8. The decrease in the use of cash from operating activities from 2002 to 2003 was primarily due to a lower use of cash for working capital.

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

Liquidity Outlook

As of December 31, 2004, our aggregate cash balances totaled $93.7 million, consisting of $73.9 million in cash and cash equivalents, short-term and long-term investments in marketable debt securities and $19.8 million of restricted cash. We anticipate capital expenditures to be between $20.0 million and $22.0 million in 2005. We believe that our aggregate cash balances at December 31, 2004 will be sufficient to meet our anticipated cash needs to cover operations and for working capital fluctuations and for capital expenditures for the next 12 months. In order to facilitate the management of investment maturities and short term cash needs, we have entered into a $30.0 million credit facility with Bank of America, which expires in October 2006.

Any significant acquisitions completed in the future may require cash and may affect our liquidity and funding needs. As a result, we may determine to raise proceeds for potential acquisitions through the issuance of debt or equity securities. Additionally, we can not predict what our aggregate cash balances will be in the future when our existing debt obligations become due, which could also require the issuance of debt or equity securities. Our ability to raise additional capital will depend on our financial performance and market conditions at the time.

On October 26, 2004, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission covering the issuance of up to $300.0 million in securities. This shelf registration enables us to take advantage of favorable market conditions and opportunistically access the capital markets. Our ability to raise additional capital will depend on our financial performance and market conditions at the time.

Obligations

The following summarizes our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

(in thousands)	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Long-term debt, including current portion (1)	$139,621	$4,007	$10,000	$125,614	—
Non-cancellable operating lease obligations (2)	177,800	21,416	32,488	26,976	96,920

	$317,421	$25,423	$42,488	$152,590	96,920

(1)	Although our 0.75% Convertible Senior Notes are due in 2024, the earliest date that a holder of a note can exercise their option to put their option to CNET Networks is on April 15, 2009, which is when CNET Networks considers the principal payment due in full in the above table.
(2)	The caption non-cancelable operating lease obligations in the above table includes our rent obligations on our occupied properties and includes our liability under our abandoned leases of $2.8 million.

On October 14, 2004, CNET Networks entered into a $30.0 million, 2-year credit agreement with Bank of America, N.A (“credit facility”). The borrowings may be drawn down as revolving loans or as term loans when the purpose is to fund a permitted acquisition. Interest rates applicable to amounts outstanding under term loans or revolvers are, at CNET Networks’ option, either the base rate or the Eurodollar rate, where the base rate is the higher of the Federal Funds rate plus 0.5% and the lender’s prime rate, and the Eurodollar rate is LIBOR plus 1.25%. The credit facility carries a non-use fee of 0.275%. The borrowings are collateralized by security interests in certain of CNET Networks’ assets. The balance outstanding under this credit facility at December 31, 2004 was $5.0 million. Unused borrowing under the credit facility credit at December 31, 2004 totaled $25.0 million.

Off Balance Sheet Arrangements

The following item is a contingency, which may affect our liquidity in future periods. In conjunction with the ZDNet acquisition in 2000, CNET Networks assumed a guarantee of the obligations of Ziff Davis Media Inc., an unaffiliated company and primary lessor, under a New York City office lease for a total of 399,773 square feet. This lease expires in 2019. The annual average cost per square foot is approximately thirty dollars over the remaining term of the lease. Ziff Davis Media Inc. currently occupies 144,682 square feet of this space. Ziff Davis Media Inc. subleases 205,951 square feet to The Bank of New York, FOJP Risk Management and Softbank, collectively. In addition, CNET Networks currently subleases and occupies 49,140 square feet of the office space from Ziff Davis Media Inc. These leases and subleases fully cover the current monthly lease payments.

As of December 31, 2004, the total lease payments remaining until the end of the lease term were $168.8 million, excluding the amounts attributable to CNET Networks’ sublease with respect to the floor it occupies. If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, CNET Networks would be required to make their lease payments under the guarantee.

In connection with that guarantee, we also have a letter of credit for $15.2 million outstanding as a security deposit. This letter of credit is collateralized by a deposit in escrow, which is included in restricted cash. As there is no present obligation to make any payments in connection with this guarantee, CNET Networks has not recorded any liability for this guarantee in its financial statements.

Outlook for 2005

We are focused on expanding our content coverage and services to help us continue to grow the number of users visiting our properties and advertiser base. In particular, we are focused on expanding the content coverage and services in our faster growing areas, such as personal technology and games and entertainment. We believe that expansion may occur through a combination of organic growth, acquisitions, or partnerships with third parties. We expect that expanding our content coverage and user base should make our offerings even more relevant to our in-category, as well as our newer out-of-category, customers, such as financial services, automotive manufacturing, retail and consumer packaged goods. We expect our growth in revenues to exceed any incremental increase in operating costs, before depreciation and amortization, resulting in an increase in operating margin.

We expect there will be continued growth in revenues from marketing services in the personal technology and games and entertainment sectors and stable revenues within our business technology category. We anticipate revenues from our publishing operations in the U.S. to decline due to a continuing shift in media consumption towards online content. We expect that online revenues will represent an increasing proportion of international revenues reflecting faster online revenue growth than publishing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent liabilities. On an ongoing basis, we evaluate these estimates, including those related to collectibility of receivables, investments, goodwill and intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We recognize revenues once the following criteria are met:

•	Persuasive evidence of an arrangement exists,
•	Delivery of our obligation to our customer has occurred,
•	The price to be charged to the buyer is fixed or determinable, and
•	Collectibility of the fees to be charged is reasonably assured.

We have several revenue streams. For each revenue stream, evidence of the arrangement, delivery and pricing may be different. For all revenue streams, we determine that collectibility is reasonably assured through a standardized credit review to determine each customer’s credit worthiness.

Marketing Services

We recognize revenues from the sale of impression-based advertisements on our online network in the period in which the advertisements are delivered. The arrangements are evidenced either by insertion orders or contracts that stipulate the types of advertising to be delivered and pricing. Our customers are billed based on pricing as determined on the insertion order or contract, which may include certain discounts from list price. No amounts are subject to refund. When recognizing revenues, any discounts granted are applied to each type of advertisement purchased based on the relative fair value of each element.

We refer to the fees charged to merchants based on the number of users who click on an advertisement or text link to visit the websites of our merchant, download, search or white paper partners as “activity-based advertising”. For activity-based advertising, the arrangement is evidenced by a contract that stipulates the fee per activity. The fee becomes fixed and determinable upon a user clicking on an advertisement. These revenues are recognized in the period in which the activity occurs, and are not subject to refund.

In certain arrangements, we sell multiple deliverables to customers as part of a multiple-element arrangement. For these arrangements, we allocate revenue to each deliverable based on the relative fair value of each deliverable. Revenue is recognized in these arrangements when we deliver on our obligation. Fair value is determined based on our published price list and our internal discount policy, which approximates the selling price.

We trade advertising on our Internet sites in exchange for marketing services of other companies, referred to as “barter revenue.” These revenues are recognized in the period in which the advertisements are delivered based on the fair market value of the services delivered. We determine the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. We also ensure that the value of barter delivered in each brand does not exceed the value of cash based revenue in any period.

Licensing, Fees and Users

Revenues for subscriptions to our Internet sites and product databases are recognized on a straight-line basis over the term of the subscription. CNET Networks completes our obligation to customers for these arrangements by granting them password access to our sites or databases. Upon execution of a contract, billing and commencement of the services, we record deferred revenue for the fee charged. This deferred revenue is recognized on a straight-line basis over the period of the arrangement. The amounts under contract are not refundable after the customer has used the service.

Publishing

Advertising revenues from our print publications are recognized in the month that the related publications become available at newsstands. Newsstand revenues from our print publications are recognized when the publications are delivered to the newsstand at which time a reserve is recorded against the value of the publications delivered based on the number of magazines that we expect to be returned. To ensure these reserves are adequate, we review the sell-through history of the publications on a monthly basis.

Collectibility of receivables

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our allowances on periodic assessment of our customers’ liquidity and financial condition through credit rating agencies reports, financial statement reviews and historical collection trends. If the financial condition of our customers were to deteriorate and thereby result in an inability to make payments, additional allowances would be required.

Goodwill impairment

Goodwill of a reporting unit is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of its goodwill or intangible assets may not be recoverable. Conditions that indicate that impairment of goodwill should be evaluated include a sustained decrease in our market value or an adverse change in business climate for CNET Networks as a whole or a particular reporting unit of CNET Networks. Impairment of reporting unit goodwill is evaluated based on a comparison of the reporting unit’s carrying value to the implied fair value of the reporting unit. The evaluation is prepared based on CNET Networks’ current and projected performance for each identified reporting unit. Even if there has not been an indicator of impairment, we review goodwill for impairment on at least an annual basis with a valuation date of August 31 having been established as the date on which this annual review takes place.

Contingencies

We evaluate whether a liability must be recorded for contingencies based on whether a liability is probable and estimable. Our most significant contingency is related to our lease guarantee for office space in New York City (as described in Note (10) of Item 8 — “Financial Statements” in our Annual Report on Form 10-K). If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, we would be required to make additional lease payments under the guarantee. As of December 31, 2004, the total lease payments remaining until the end of the lease term were $168.8 million, excluding the amounts attributable to our sublease with respect to the floor we occupy.

FUTURE ACCOUNTING PROUNOUNCEMENTS

In December 2004, the FASB issued Statement 123R, “Share-Based Payment”, which will require all companies to measure compensation cost for all employee share-based payments at fair value, and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The statement eliminates the alternative to use the intrinsic value method of accounting under APB Opinion No. 25 that was allowed under the original provisions of Statement 123. Since we currently report share-based compensation using the intrinsic-value method, the adoption of this standard will have a significant impact on the consolidated statement of operations as we will be required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The stock-based compensation disclosure within Note (1) of Item 8 – “Financial Statements” sets out the impact of using fair value accounting for share-based payments for 2004, 2003 and 2002. However, the amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed in future periods upon the adoption of Statement 123R as those amounts will vary with the level of equity instrument awards and the grant-date value of those awards. Additionally, upon implementation of Statement 123R, we may choose to use a different valuation model to value the compensation expense associated with employee stock options. We are still evaluating the provisions of Statement 123R.

In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which provides new guidance for assessing impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted for our year ended December 31, 2004. We will evaluate the effect, if any, of EITF No. 03-1 when final guidance is issued.

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

These forward-looking statements are made only as of the date of this report, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our quarterly and periodic reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

RISK FACTORS

You should carefully consider the risks described below before making an investment decision regarding CNET Networks securities. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks.

We cannot assure you that our revenues will grow in 2005 or that they will not decrease.

We cannot assure you that our revenues will grow in 2005 or that they will not decrease. Some of the factors that might impede our revenue growth in the future include:

•	weakness in corporate and consumer spending for technology products, consumer electronics, games or music, resulting in a decrease in advertising for those items, the primary source of our revenues;
•	our failure to attract new marketing customers, especially in the area of consumer electronics or areas outside of technology, due to competition from other media outlets, dissatisfaction with our services, reduced advertising budgets or the failure of customers to embrace the Internet as a brand-advertising vehicle;
•	the loss of marketing customers or a reduction in spending by marketing customers due to dissatisfaction with our services or decreases in our customers’ advertising budgets;
•	loss of advertising and other marketing opportunities to competitors, especially as other media companies increase their content and service offerings of information and shopping services in the fields of personal technology, games and entertainment, and business technology;
•	inability to attract advertisers for our newer websites, such as those focused on photo sharing, music and entertainment;
•	a loss of revenues from our publishing operations, as more advertising dollars shift from publishing to the Internet;
•	a decline in general economic conditions, which could occur as a result of a weakening dollar, rising interest rates, or other factors;
•	disruption of our operations due to technical difficulties, system downtime, Internet brownouts or denial of service or other similar attacks; and
•	disruption to our operations, employees, partners, customers and facilities caused by international or domestic terrorist attacks or armed conflict.

Any failure to grow our revenues in 2005 as anticipated could materially adversely affect our business, operating results and financial condition.

We have generated significant losses in the past and cannot assure you that we will report positive net income in the future. If our revenues do not increase, we may not be able to adjust spending in a timely manner to maintain positive net income.

We have generated an operating loss in seven of the past nine years and have generated a net loss in six of the past nine years. Although we generated positive net income in 2004, our ability to generate positive net income in 2005 may be negatively impacted by:

•	the implementation of Financial Accounting Standards Board Statement 123R, “Share-Based Payments”, which will require CNET Networks to begin recognizing expenses for stock options for periods beginning after June 15, 2005;
•	an inability to decrease expenses in a timely manner to offset any revenue shortfalls or expenses associated with cost-reduction measures, such as severance, lease termination payments, contract termination costs or impairment charges; or
•	payments associated with contingent liabilities, such as litigation or our guarantee of the New York lease of Ziff-Davis, Inc., as described in more detail in a subsequent risk factor.

Any significant shortfall in revenues in relation to planned expenditures could adversely affect our business, operating results and financial condition.

We may not be able to achieve our targeted incremental revenue profit margins and accordingly we may fail to make expected improvements in our overall profit margins.

We may fail to achieve our incremental revenue profit margin targets, (i.e., the percent of each dollar of new revenue that we earn in 2005 as compared to 2004 that flows to operating income before depreciation and amortization). Some of the factors that could cause us not to achieve these targets include:

•	greater than expected expenses due to a decision to invest more rapidly in a product or website in response to competitive factors;

•	acquisitions of businesses that cannot immediately achieve these profit margins;
•	greater than expected compensation expenses due to competition for qualified employees; or
•	a failure to achieve projected revenue growth, as described in the first risk factor above.

If we fail to achieve incremental revenue profit margins, our overall profitability may not improve as expected, which could disappoint investors and cause our stock price to decrease.

Competition is intense and our failure to compete successfully could adversely affect our prospects and financial results.

The market for interactive content and services is intensely competitive and rapidly evolving. We compete for advertisers, users and business partners with numerous companies offering information and content in our primary areas of focus: personal technology, games and entertainment, and business technology. These companies generally fall into the following categories:

•	Traditional offline media, such as television, radio and print, each of which has numerous content providers offering content in our areas of focus. In particular, we compete for users and advertisers with publications devoted to personal and business technology and games information such as PC Magazine, PC World, eWeek, Games Magazine and GamePro. In addition, we also compete with mainstream business publications such as The New York Times, The Wall Street Journal, Fortune, Forbes, and Business Week;
•	Internet sites, including large general purpose portals, such as AOL, MSN and Yahoo! particularly as these properties expand their content offerings in our areas of expertise such as product reviews, games, music and photos, as well as niche sites focused on the same vertical markets that we focus on. For example, our gaming properties compete with other gaming sites such as IGN and Gamespy, and our business technology properties compete with smaller, niche sites such as TechTarget;
•	Online comparison shopping services, such as Shopping.com, PriceGrabber.com and BizRate.com, as well as shopping services operated by large general purpose portals, many of which have sought to expand the reviews and information offering on their sites;
•	Search engines, such as Google and Yahoo!, which attract users looking for goods and services similar to those offered on our website, as well as marketing expenditures by companies trying to reach those users; and
•	Online retail and auction companies offering goods and services similar to those that can be obtained through our websites, such as Amazon.com and eBay.

We cannot assure you that we will compete successfully with current or future competitors. Moreover, increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our future revenues and results of operations. If we do not compete successfully for new users and advertisers, our business, operating results and financial condition may be materially and adversely affected.

If we engage in further workforce reductions, we will incur severance and similar costs that could cause our operating results to be lower than forecast in the quarter in which those activities occur.

In 2002 and 2003, we simplified and streamlined our businesses through workforce reductions and business closures that resulted in integration, realignment and severance costs of approximately $12.4 million in 2002 and $9.8 million in 2003. If we reduce our workforce or business operations further or take other steps to simplify our business and reduce our operating costs, we could experience additional restructuring and severance costs in amounts that could be material. These costs could cause our operating results for the quarter in which the actions occur to be lower than our forecasted results.

Acceptance of our content and services may not continue, which could adversely affect our profitability.

Our future success depends upon our ability to deliver original and compelling content and services that attract and retain users. Our ability to successfully develop and produce content and services is subject to numerous uncertainties, including the ability to:

•	anticipate and successfully respond to rapidly changing consumer tastes and preferences;
•	fund new program development;
•	attract and retain qualified editors, producers, writers, and technical personnel; and
•	successfully anticipate and respond to the increased acceptance of methods other than personal computers to access the Internet.

During 2005, we intend to continue to expand our content offerings in the area of entertainment, an area in which we have limited past experience. We may expand into other new content areas where we have limited or no experience. We cannot assure you that our content and services will be attractive to a sufficient number of users to generate revenues consistent with our estimates or sufficient to sustain operations. In addition, we cannot assure you that we will develop any new content or services in a timely or cost-effective manner. If we are unable to develop content and services that allow us to attract, retain and expand a loyal user base that is attractive to advertisers and sellers of technology products, we will be unable to generate revenue.

We depend in part on third parties for Internet traffic to our websites and changes in their operations or our failure to develop and maintain relationships with third parties could adversely affect our financial condition.

A significant portion of our users visit our websites by conducting a search on a search engine, such as Google, MSN or Yahoo! and following a link displayed in the search results. Changes in the methodologies used by these search engines to display results could result in our websites receiving less favorable placements, which could reduce the number or users who link to our sites from these search engines.

In addition, we rely on the cooperation of owners and operators of other Internet sites with whom we have syndication and other arrangements to generate traffic for our Internet sites. Our ability to maintain these relationships will continue to be critical to the success of our Internet operations. If we are unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if our competitors are better able to capitalize on these relationships, we could see a reduction in the numbers of users of our websites.

Any reduction in users of our websites could negatively impact our ability to earn revenue, which could have a material and adverse effect on our business, operating results and financial condition.

Most of our revenue is derived from short-term contracts.

Our revenues are derived in large part from the sale of advertising and we expect that this will continue to be the case for the foreseeable future. Most of our advertising contracts are short-term and are subject to termination by the customer at any time on thirty-days prior written notice. Advertisers who have longer-term contracts may fail to honor their existing contracts or fail to renew their contracts. If a significant number of advertisers or a few large advertisers decided not to continue advertising on our websites, we could experience a rapid decline in our revenues over a relatively short period of time.

A significant percentage of our revenues are derived from activity-based fees generated from our commerce Internet sites. if we are unable to attract qualified users for which merchants are willing to pay us activity-based fees, our business, operating results and financial condition could be adversely affected.

We earn fees when users visit the sites of our merchant partners to view products that are listed on our commerce Internet sites. There are currently many other businesses that offer similar services. It is very easy for new businesses to begin operations in this space. In addition, users may prefer to contact merchants directly rather than return to our commerce Internet sites to make future purchases. If we are unable to continue to attract users to our shopping services or to maintain the fees we charge merchants for sending users to their sites, then our business, operating results and financial condition may be adversely affected. Most of our agreements with merchants under which activity-based fees are earned are terminable by either party on ten to thirty days notice.

We depend on, and receive, a significant percentage of our revenue from a relatively small number of advertisers.

A relatively small number of advertisers contribute a significant percentage of our revenue. Our top one hundred advertisers contributed approximately 71% of our U.S. revenue in 2004. These advertising clients may not continue to use our services to the same extent, or at all, in the future. A significant reduction in advertising by one or more of our largest advertisers could have a material adverse effect on our financial performance and condition. In 2004, 10% of our revenues came from Google, Inc., which is a premier search partner.

Our advertising and other operating revenues may be subject to fluctuations, which could have a material adverse effect on our business, operating results and financial condition.

We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly with economic cycles and during any calendar year, with spending being weighted towards the end of the year to reflect trends in the retail industry. Consistent with industry trends, our revenues in 2004 were weighted toward the end of the year, with 31% of our revenues being earned in the fourth quarter. In addition, because a majority of our revenues are derived from advertising, fluctuations in advertising spending generally, or with respect to Internet-based spending specifically, could have a material adverse effect on our business, financial condition or operating results.

An inability to attract and retain key personnel could adversely affect our operations.

Our success depends to a large extent on the continued services of our senior management team. Our success also depends on our ability to identify, attract, retain and motivate other highly skilled officers, key employees and personnel in a competitive job environment. We do not have employment agreements with any of our executive officers and do not maintain “key person” life insurance policies on any of our officers or other employees. As the overall industry for interactive content and Internet advertising increase, our employees are increasingly sought after by competitors. In order to remain competitive in the employment market, we may need to increase compensation to retain or attract qualified employees, which could have an adverse effect our financial condition or operating results. If we are unable to retain and attract qualified employees, there could be a material adverse effect on our business, financial condition or operating results.

We have limited protection of our intellectual property and could be subject to infringement claims that may result in costly litigation, the payment of damages or the need to revise the way we conduct our business.

Trademarks, copyrights and other proprietary rights are important to our success and competitive position. We seek protection of our editorial content, logos, brands, domain names and software relating to our websites and publication, but our actions may be inadequate to protect our trademarks, copyrights and other proprietary rights. In seeking to protect our trademarks, copyrights and other proprietary rights, or defending ourselves against claims of infringement brought by others, with or without merit, we could face costly litigation and the diversion of our management’s attention and resources.

In addition, we have on occasion in the past been approached by holders of patents alleging that our services infringe on their patents. Many companies that offer services similar to ours have been approached and, in some cases, sued by other patent holders alleging patent infringement. We could be required to enter into costly royalty arrangements with the holders of these patents or to revise our services to ensure non-infringement or to avoid litigation. If we are unsuccessful in avoiding litigation, we would incur significant expenses and could be subject to damage awards, including damages for past infringement and royalties for future use of the patented method or technology.

Any royalty payment, litigation expenses or damages award could have a material adverse effect on our business, operating results and financial condition.

We may have difficulties with our acquisitions and investments, which could adversely affect our business, operating results and financial condition.

We intend to pursue new business opportunities and ventures, including acquisitions, in a broad range of areas. Any decision by us to pursue a significant business expansion or a new business opportunity would be accompanied by risks, including, among others:

•	investment of a substantial amount of capital, which could have a material adverse effect on our financial condition and our ability to implement our existing business strategy;
•	issuance of additional equity interests, which would be dilutive to current stockholders;
•	additional burdens on our management personnel and financial and operational systems;
•	difficulty of assimilating the operations, technology and personnel of the combined companies;
•	potential disruption of our ongoing business;
•	possible inability to retain key technical and managerial personnel;
•	additional expenses associated with amortization of purchased intangible assets;
•	additional operating losses and expenses associated with the activities and expansion of acquired businesses;
•	possible impairment of relationships with existing employees and advertising customers; and
•	potential undisclosed liabilities associated with acquired businesses.

We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with any transaction intended to expand our business or that this type of transaction will be profitable.

There are a number of risks associated with international operations that could adversely affect our business.

We have wholly-owned operations in Australia, France, Germany, Japan, Russia, Singapore, Switzerland and the United Kingdom. In addition, we have an international presence through majority-owned joint ventures in China and Korea. We also have license arrangements in various other countries throughout the world.

There are certain risks inherent in doing business in international markets, such as the following:

•	weak economic conditions in foreign markets, especially in the technology sector;
•	uncertainty of product acceptance by different cultures;
•	unforeseen changes in regulatory requirements;
•	difficulties in staffing and managing multinational operations;
•	currency exchange-rate fluctuations, which could reduce our revenues as determined under U.S. GAAP, increase our expenses, and dilute our operating margins;
•	difficulties in finding appropriate foreign licensees or joint venture partners; and
•	potential adverse tax consequences.

Any of the above could have a material adverse effect on our profits and liquidity. There is a risk that such factors will have an adverse effect on our ability to successfully operate internationally and on our business, operating results and financial condition.

Changes in regulations could adversely affect the way that we operate.

It is possible that new laws and regulations in the U.S. and elsewhere will be adopted covering issues affecting our business, including:

•	privacy and use of personally identifiable information;
•	copyrights, trademarks and domain names;
•	obscene or indecent communications;
•	pricing, characteristics and quality of Internet products and services;
•	marketing practices, such as direct marketing or adware;
•	the ability of children to access our services; and
•	taxation of Internet usage and transactions.

Increased government regulation, or the application of existing laws to online activities, could:

•	decrease the growth rate of the Internet;
•	reduce our revenues;
•	increase our operating expenses; and
•	expose us to significant liabilities.

Any of these occurrences could have a material adverse effect on our profits and liquidity. We cannot be sure what effect any future material noncompliance by us with these laws and regulations or any material changes in these laws and regulations could have on our business, operating results and financial condition.

We may be subject to system disruptions, which could adversely affect our revenues.

Our ability to attract and maintain relationships with users, advertisers, merchants and strategic partners will depend on the satisfactory performance, reliability and availability of our Internet sites and network infrastructure. Our Internet advertising revenues relate directly to the number of advertisements and other marketing opportunities delivered to our users. System interruptions or delays that result in the unavailability of Internet sites or slower response times for users would reduce the number of impressions delivered and thereby reduce the number of sales leads delivered to such users and reduce the attractiveness of our Internet sites to users, strategic partners and advertisers or reduce the number of impressions delivered and thereby reduce revenue. In the past, we experienced service disruptions on several occasions due to equipment failure and, from-time-to-time, from scheduled maintenance. We will continue to suffer future interruptions from time to time whether due to natural disasters, telecommunications failures, power failures, other system failures, maintenance, viruses, hacking or other events. System interruptions or slower response times could have a material adverse effect on our revenues and financial condition. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. Further, we do not have multiple site capacity for all of our services in the event of any such occurrence.

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

Our business involves risks of liability claims for Internet and print content, which could result in significant costs.

As a publisher and a distributor of content through the Internet and print publications, we may face potential liability for:

•	defamation/libel;
•	negligence;
•	copyright, patent or trademark infringement; or
•	other claims based on the nature and content of the materials published or distributed.

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

Our insurance may not cover potential claims of defamation, libel, negligence and similar claims, and it may or may not apply to a particular claim or be adequate to reimburse us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our financial condition.

Our business, operating results and financial condition may be impacted by certain contingencies related to our guarantee of certain lease obligations.

In conjunction with the ZDNet acquisition in 2000, CNET Networks assumed a guarantee of the obligations of Ziff Davis Media Inc., an unaffiliated company and primary lessor, under a New York City office lease for a total of 399,773 square feet. This lease expires in 2019. The annual average cost per square foot is approximately thirty dollars over the remaining term of the lease. Ziff Davis Media Inc. currently occupies 144,682 square feet of this space. Ziff Davis Media Inc. subleases 205,951 square feet to The Bank of New York, FOJP Risk Management and Softbank, collectively. In addition, CNET Networks currently subleases and occupies 49,140 square feet of the office space from Ziff Davis Media Inc. These leases and subleases fully cover the current monthly lease payments.

As of December 31, 2004, the total lease payments remaining until the end of the lease term were $168.8 million, excluding the amounts attributable to CNET Networks’ sublease with respect to the floor it occupies. If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, CNET Networks would be required to make their lease payments under the guarantee.

In connection with that guarantee, CNET Networks also has a letter of credit for $15.2 million outstanding as a security deposit. This letter of credit is collateralized by a deposit in escrow, which is included in restricted cash. As there is no present obligation to make any payments in connection with this guarantee, CNET Networks has not recorded any liability for this guarantee in its financial statements.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. As part of management’s review of our accounting policies and internal control over financial reporting, management concluded that there was a material weakness in our internal control over financial reporting related to the lack of adequate staffing in the area of financial reporting resulting in management’s inability to consistently follow some its internal control over financial reporting related to (a) the timely preparation of comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for non-routine and complex items and (b) the conducting of a critical secondary review of this supporting documentation by internal staff or outside advisors to determine its completeness and the accuracy of the conclusions. We are in the process of implementing remediating measures that are designed to eliminate the material weakness in our internal control over financial reporting. We cannot provide assurances regarding the timing or effectiveness of the remediation measures. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we can not assure you that our disclosure controls and procedures or internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Other deficiencies, particularly a material weakness in internal control over financial reporting, which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operation, financial condition or liquidity.

Accounting rules regarding goodwill could make our reported results more volatile.

Goodwill is tested for impairment using annually or when an event occurs indicating the potential for impairment. We performed our annual goodwill and intangible asset impairment test as of August 31, 2004. The fair value of our reporting units was determined using a cash flow approach. We determined that the carrying value of goodwill and other intangible assets for all of our reporting units did not exceed their implied fair values. In the application of our valuation approach, we were required to make estimates of future operating trends and judgments on discount rates and other variables.

During December 2004 as CNET Networks finalized its 2005 budgets, CNET Networks determined that the reduction in budgeted revenues and the continued migration of advertising spending from print to online was an indication of impairment to the carrying value of the Computer Shopper reporting unit, which is part of the U.S. Media segment. CNET Networks then compared the Computer Shopper reporting unit’s net book value to its estimated future cash flows and determined that the value of the reporting unit was impaired. CNET Networks then determined the fair value of the reporting unit. The results of this impairment test indicated the carrying value of goodwill for the Computer Shopper reporting unit exceeded its implied fair value, and an impairment charge of $8.9 million was recorded in the fourth quarter of 2004.

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

We have a substantial level of debt and interest expense. At December 31, 2004 we had approximately $144.6 million of outstanding indebtedness. The level of our indebtedness, among other things, could:

•	make it difficult for us to make payments on our debt as described below;
•	make it difficult for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;
•	limit our flexibility in planning for or reacting to changes in our business;
•	reduce funds available for use in our operations;
•	place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources;
•	impair our ability to incur additional debt because of financial and other restrictive covenants; and
•	make us more vulnerable in the event of a downturn in our business or an increase in interest rates.

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

Unanticipated changes in our tax rate could affect our future results.

Our future effective tax rates could be favorably or unfavorably affected by unanticipated changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or their interpretations. In addition, we are subject to the continuous examination of our tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcome resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from examinations may have an adverse effect on our business, operating results and financial condition.

The trading value of our common stock may be volatile and decline substantially.

The trading price of our common stock is subject to wide fluctuations, which are a result of a number of events and factors, including:

•	quarterly variations in operating results;
•	announcements of innovations requiring significant expenditures;
•	new products, strategic developments or business combinations by us or our competitors;
•	changes in our financial estimates or that of securities analysts;
•	our sale of common stock or other securities in the future;
•	changes in recommendations of securities analysts;
•	the operating and securities price performance of other companies that investors may deem comparable to us; and
•	news reports, including those relating to trends in the Internet.

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

Some provisions in our certificate of incorporation and bylaws could delay, prevent or make more difficult a merger, tender offer, proxy contest or change of control. Our stockholders might view any transaction of this type as being in their best interest since the transaction could result in a higher stock price than the current market price for our common stock. Among other things, our certificate of incorporation and bylaws:

•	authorize our board of directors to issue preferred stock with the terms of each series to be fixed by our board of directors;
•	divide our board of directors into three classes so that only approximately one-third of the total number of directors is elected each year;
•	permit directors to be removed only for cause; and
•	specify advance notice requirements for stockholder proposals and director nominations.

In addition, with some exceptions, the Delaware General Corporation Law restricts or delays mergers and other business combinations between us and any stockholder that acquires 15% or more of our voting stock.

A substantial number of shares of common stock may be sold, which could affect the trading price of our common stock.

We have a substantial number of shares of common stock subject to stock options. As of December 31, 2004, we had 6,199,967 shares of common stock available for future grant under our employee stock option plans, 21,147,588 issuable upon the future conversion of outstanding stock options and 8,333,337 shares of common stock issuable upon conversion of our 0.75% Convertible Senior Notes due 2024. In addition, as of December 31, 2004, we have over 255 million shares of authorized but unissued shares of our common stock that are available for future sale. We cannot predict the effect, if any, that future sales of shares of our common stock, or the availability of shares of our common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of our common stock, including shares issued in connection with acquisitions, upon the exercise of stock options or warrants or the conversion of debt securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CNET Networks, Inc.:

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting” that CNET Networks, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of insufficient levels of appropriately qualified personnel in the financial reporting process based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CNET Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of December 31, 2004, the Company did not maintain sufficient levels of appropriately qualified personnel in its financial reporting processes. As a result, the Company did not consistently follow established internal control over financial reporting procedures related to (a) the timely preparation of comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for non-routine and complex transactions and; (b) the review of such documentation by internal staff or outside advisors to determine its completeness and propriety of the conclusions. As a result of these internal control deficiencies, the Company initially overstated goodwill and understated its asset impairment expenses as of and for the year ended December 31, 2004. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CNET Networks, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004 and the related financial statement schedule. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 15, 2005 which expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

In our opinion, management’s assessment that CNET Networks, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, CNET Networks, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2004, as described in Item 9A(b) relative to the aforementioned material weakness in internal control over financial reporting.

(signed) KPMG LLP

San Francisco, California

March 15, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CNET Networks, Inc.:

We have audited the accompanying consolidated balance sheets of CNET Networks, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNET Networks, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CNET Networks, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”, and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

(signed) KPMG LLP

San Francisco, California

March 15, 2005

CNET NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Interactive	$256,245	$196,990	$183,313
Publishing	34,911	49,250	53,644

Total revenues	291,156	246,240	236,957
Operating expenses:
Cost of revenues	144,312	138,305	146,697
Sales and marketing	73,268	68,827	76,080
General and administrative	38,105	36,272	44,585
Depreciation	19,432	17,348	25,749
Amortization of intangible assets	5,895	6,304	34,655
Asset impairment	8,931	—	290,505

Total operating expenses	289,943	267,056	618,271

Operating income (loss)	1,213	(20,816)	(381,314)
Non-operating income (expense):
Realized gains (losses) on sale of investments, net	14,852	—	(12,791)
Interest income	1,872	2,205	4,920
Interest expense	(6,149)	(6,932)	(10,289)
Other	(136)	(87)	18,596

Total non-operating income (expense)	10,439	(4,814)	436

Income (loss) before income taxes	11,652	(25,630)	(380,878)

Income tax expense (benefit)	(33)	660	(20,293)

Net income (loss)	$11,685	$(26,290)	$(360,585)

Basic net income (loss) per share	$0.08	$(0.19)	$(2.60)

Diluted net income (loss) per share	$0.08	$(0.19)	$(2.60)

Shares used in calculating basic net income (loss) per share	143,289,458	140,234,438	138,850,094

Shares used in calculating diluted net income (loss) per share	150,313,734	140,234,438	138,850,094

See accompanying notes to the consolidated financial statements.

CNET NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$29,560	$65,913
Investments in marketable debt securities	22,193	12,556
Accounts receivable, net	66,712	54,387
Other current assets	15,155	8,823

Total current assets	133,620	141,679

Restricted cash	19,774	19,159
Investments in marketable debt securities	22,199	38,711
Property and equipment, net	48,989	56,384
Other assets	21,722	23,092
Intangible assets, net	34,756	11,263
Goodwill	126,287	61,555

Total assets	$407,347	$351,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,903	$8,767
Revolving credit facility	5,000	—
Accrued liabilities	61,992	53,151
Current portion of long-term debt	4,007	99

Total current liabilities	77,902	62,017

Non-current liabilities:
Long-term debt	135,614	118,029
Other liabilities	252	1,835

Total liabilities	213,768	181,881

Stockholders’ equity:
Common stock; $0.0001 par value; 400,000,000 shares authorized; 144,455,283 outstanding at December 31, 2004 and 142,100,372 outstanding at December 31, 2003	14	14
Notes receivable from stockholders	—	(137)
Additional paid-in-capital	2,719,576	2,709,178
Accumulated other comprehensive loss	(12,652)	(14,074)
Treasury stock, at cost	(30,453)	(30,428)
Accumulated deficit	(2,482,906)	(2,494,591)

Total stockholders’ equity	193,579	169,962

Total liabilities and stockholders’ equity	$407,347	$351,843

See accompanying notes to the consolidated financial statements.

CNET NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$11,685	$(26,290)	$(360,585)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,327	23,652	60,404
Asset impairment and disposals	9,364	(247)	290,505
Deferred taxes	153	—	18,235
Noncash interest	733	831	1,237
Loss (gain) on debt retirement	950	—	(21,551)
Noncash stock compensation	—	53	—
Allowance for doubtful accounts	3,513	2,579	3,004
(Gain) loss on sale and impairment of marketable securities and privately held investments	(14,852)	(10)	12,791
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,463)	(902)	(1,576)
Other assets	(2,453)	3,360	(13,785)
Accounts payable	(1,875)	2,195	(1,816)
Accrued liabilities	(5,384)	(11,166)	(22,197)
Other liabilities	(1,575)	(983)	(733)

Net cash provided by (used in) operating activities	11,123	(6,928)	(36,067)

Cash flows from investing activities:
Purchase of marketable debt securities	(40,108)	(51,875)	(151,362)
Proceeds from sale of marketable debt securities	47,522	81,389	199,758
Proceeds from sale of privately held companies	18,022	—	3,000
Investments in privately held companies	(2,600)	—	—
Proceeds from asset sales	—	247	—
Net cash paid for acquisitions	(75,635)	(2,938)	(8,781)
Capital expenditures	(14,214)	(11,694)	(18,966)

Net cash provided by (used in) investing activities	(67,013)	15,129	23,649

Cash flows from financing activities:
Payments received on stockholders’ notes	137	260	149
Net proceeds from employee stock purchase plan	1,032	652	864
Net proceeds from exercise of options	8,874	9,496	3,148
Proceeds from borrowings on revolving credit facility	5,000	—	—
Proceeds from borrowings	120,800	—	—
Principal payments on capital leases, borrowings and debt retirement	(114,032)	(536)	(37,170)

Net cash provided by (used in) financing activities	21,811	9,872	(33,009)

Net increase (decrease) in cash and cash equivalents	(34,079)	18,073	(45,427)
Effect of exchange rate differences on cash and cash equivalents	(2,274)	641	(813)
Cash and cash equivalents at the beginning of the period	65,913	47,199	93,439

Cash and cash equivalents at the end of the period	$29,560	$65,913	$47,199

Supplemental disclosure of cash flow information:
Interest paid	$5,470	$5,786	$9,361
Taxes paid (refunded)	$1,802	$(8,612)	$(31,697)
Supplemental disclosure of noncash transactions:
Issuance of common stock for acquisitions	$500	$—	$—
Issuance of note payable for acquisitions	$10,000	$—	$—

See accompanying notes to the consolidated financial statements.

CNET NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Years Ended December 31,
	2004	2003	2002
Common stock and additional paid-in capital
Balance, beginning of year	$2,709,192	$2,698,994	$2,695,457
Common stock issued for acquisitions	500	—	—
Exercise of stock options and employee stock purchase plan	9,898	10,198	3,537

Balance, end of year	$2,719,590	$2,709,192	$2,698,994

Notes receivable from stockholders
Balance, beginning of year	$(137)	$(397)	$(563)
Repayment or discharge of stockholders’ notes	137	260	166

Balance, end of year	$—	$(137)	$(397)

Deferred stock compensation
Balance, beginning of year	$—	$—	$(481)
Deferred compensation amortization	—	—	481

Balance, end of year	$—	$—	$—

Accumulated other comprehensive income
Balance, beginning of year	$(14,074)	$(13,811)	$(12,789)
Net unrealized gains (losses) on investments	(375)	(597)	640
Deferred tax related to unrealized holding gains (losses)	244	—	(250)
Foreign currency translation adjustment	1,553	334	(1,412)

Balance, end of year	$(12,652)	$(14,074)	$(13,811)

Other comprehensive income (loss)
Net income (loss)	$11,685	$(26,290)	$(360,585)
Other comprehensive income (loss):
Net unrealized gains (losses) on investments, net of taxes	(131)	(597)	390
Foreign currency translation gain (loss)	1,553	334	(1,412)

Comprehensive income (loss)	$13,107	$(26,553)	$(361,607)

Treasury stock
Balance, beginning of year	$(30,428)	$(30,428)	$(30,409)
Repurchase of common stock	(25)	—	(19)

Balance, end of year	$(30,453)	$(30,428)	$(30,428)

Accumulated deficit
Balance, beginning of year	$(2,494,591)	$(2,468,301)	$(2,107,716)
Net income (loss)	11,685	(26,290)	(360,585)

Balance, end of year	$(2,482,906)	$(2,494,591)	$(2,468,301)

	Number of shares
Common stock
Balance, beginning of year	142,100,372	139,251,879	138,300,625
Common stock issued	2,354,911	2,848,493	951,254

Balance, end of year	144,455,283	142,100,372	139,251,879

Treasury stock
Balance, beginning of year	(1,107,662)	(1,107,164)	(1,102,579)
Common stock purchased	(19,999)	(498)	(4,585)

Balance, end of year	(1,127,661)	(1,107,662)	(1,107,164)

See accompanying notes to the consolidated financial statements.

CNET NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(1) DESCRIPTION OF BUSINESS AND SIGNFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

CNET Networks, Inc. (“CNET Networks”) is a worldwide media company and creator of content environments for the interactive age. CNET Networks operates websites, each with its own distinct brand, in three content categories: personal technology, games and entertainment, and business technology. The personal technology category is anchored by brands such as CNET.com, Download.com, and Webshots. The games and entertainment category primarily consists of the GameSpot and MP3.com brands. Industry leading brands such as ZDNet, TechRepublic, News.com and Release 1.0 are components of the business technology category. CNET Networks was incorporated in the state of Delaware in December 1992.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CNET Networks, Inc. and its wholly and majority owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

USE OF ESTIMATES

CNET Networks’ management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

RECLASSIFICATION

Certain amounts in the financial statements and notes thereto have been reclassified to conform to the current year classification. For example, CNET Networks’ reporting segments have changed from prior years. Therefore, the disclosure of segments in our prior year notes to the financial statements has been reclassified to conform to current year presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of CNET Networks’ cash and cash equivalents, marketable debt securities, accounts receivable, accounts payable and revolving credit facility approximate their respective fair values. The fair value of CNET Networks’ $125.0 million face value 0.75% Convertible Senior Notes approximated their carrying value at December 31, 2004, based on prices paid for these notes in recent transactions on the open market in December 2004.

CASH AND CASH EQUIVALENTS

CNET Networks invests its excess cash in debt instruments of the U.S. Government and its agencies and in high-quality corporate issuers. All highly liquid instruments with maturities of three months or less at the date of purchase are considered cash equivalents.

RESTRICTED CASH

The restricted cash balance primarily relates to certain deposits in escrow held as collateral for letters of credit relating to security deposits on leased properties.

SHORT AND LONG-TERM DEBT INVESTMENTS

Investments in marketable debt securities with maturities greater than three months at the date of purchase and maturities less than twelve months from the balance sheet date are considered current assets. Those with maturities greater than twelve months from the balance sheet date are considered non-current assets.

CNET Networks’ marketable debt securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income as a component of stockholders’ equity. Realized gains or losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred.

CONCENTRATION OF CREDIT RISK

Financial instruments potentially subjecting CNET Networks to concentrations of credit risk consist primarily of cash, cash equivalents, marketable debt securities and trade accounts receivable. CNET Networks invests excess cash in low risk, liquid instruments. The majority of CNET Networks’ accounts receivable is derived from sales to advertising agencies, located in the United States, representing companies in the information technology sector. CNET Networks closely monitors its outstanding receivable balances on an ongoing basis.

For the year ended December 31, 2004, revenues from one customer, Google, Inc., approximated 10% of total revenues. In the fourth quarter of 2003, CNET Networks selected Google as its primary partner for paid search results, thereby consolidating paid search opportunities that were previously spread among several providers. Approximately 4% of CNET Networks’ accounts receivable balance at December 31, 2004 was due from Google, Inc. For the year ended December 31, 2003, there were no revenues from any single customer that exceeded 10% of total revenues. Revenues from one U.S. Media customer, Gateway Inc., approximated 12% of total revenues for the year ended December 31, 2002. Of these revenues from this customer in 2002, approximately 69% were generated from custom publishing contracts.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The principal estimated useful lives are: buildings, 40 years; furniture and equipment, 3 to 7 years; website development costs, 5 years; and computer equipment and software, 3 to 5 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or their estimated useful lives.

INCOME TAXES

CNET Networks records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS 109, “Accounting for Income Taxes”, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. CNET Networks records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided against net deferred tax assets. Tax expense has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty.

IMPAIRMENT OF GOODWILL, LONG-LIVED AND OTHER ASSETS

Goodwill of a reporting unit is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of its goodwill or intangible assets may not be recoverable. Impairment of reporting unit goodwill is evaluated based on a comparison of the reporting unit’s carrying value to the implied fair value of the reporting unit. Conditions that indicate that impairment of goodwill should be evaluated include a sustained decrease in our market value or an adverse change in business climate. CNET Networks reviews goodwill for impairment when an indication of impairment occurs or on at least an annual basis. CNET Networks has established August 31 as the valuation date on which this annual review takes place.

CNET Networks performed its annual evaluation of goodwill impairment as of August 31, 2004. The evaluation was prepared based on CNET Networks’ current and projected performance for the identified reporting units. The fair value of our reporting units was determined using a cash flow approach. Based on this evaluation, CNET Networks determined that the carrying value of goodwill and other intangible assets for all its reporting units did not exceed their implied fair values.

During December 2004 as CNET Networks finalized its 2005 budget, CNET Networks determined that the reduction in budgeted revenues and the continued migration of advertising spending from print to online was an indication of impairment to the carrying value of the Computer Shopper reporting unit, which is part of the U.S. Media segment. CNET Networks then compared the Computer Shopper reporting unit’s net book value to its estimated future cash flows and determined that the value of the reporting unit was impaired. CNET Networks then determined the fair value of the reporting unit.

The fair value of the Computer Shopper reporting unit was determined using the income approach. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Other intangible assets were valued using a combination of the income approach and cost approach. Under the cost approach, fair value is based on an estimate of the current costs to replace the asset with an asset of similar utility. In the application of the income and cost valuation approaches, CNET Networks was required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates, including changes in the economy, the business environment in which CNET Networks operates, and/or our own relative performance.

The results of this impairment test indicated the carrying value of goodwill for the Computer Shopper reporting unit exceeded its implied fair value, and an impairment charge of $8.9 million was recorded in the fourth quarter of 2004.

CNET Networks reviews its long-lived assets, including intangible assets, if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted (and without interest charges) future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the first quarter of 2004, CNET Networks recorded $3.5 million in depreciation expense related to buildings and fixed assets in Switzerland, which were written down to their estimated fair value. Fair value was determined by reviewing recent sales prices for comparable properties. Beginning in the first quarter of 2004, CNET Networks began a process of transitioning the operations in Switzerland, which were the headquarters of our Channel Services operations, into our U.S. Media operations. As part of the transition, CNET Networks no longer requires the land and building owned in Switzerland and is attempting to sell them. The land and building of $7.5 million were reclassified in the first quarter of 2004 to assets held for sale and are included in other current assets.

CNET Networks has invested in equity instruments of privately held, information technology companies for business and strategic purposes. The carrying value of these investments is included in other assets in the non-current section of the balance sheet. These investments are accounted for under the cost method, as CNET Networks does not have the ability to exert significant influence over the investees or their operations and is not required to provide any future funding to these companies. On a quarterly basis, these non-quoted investments are reviewed for indications of an impairment of CNET Networks’ carrying value. CNET Networks’ assessment takes into account, where possible, pricing on more recent rounds of financing, cash resources, liquidity, market fluctuations of similar companies with publicly quoted stock, as well as more subjective factors such as CNET Networks’ estimate of the strength of the underlying business and assets, including technology and intangibles. If an impairment is believed to have occurred, the investment is further evaluated. When CNET Networks believes there is substantial doubt about the entity’s ability to continue as a going concern, the investment is impaired to the estimated value of the net realizable assets. When CNET Networks’ is satisfied that the entity has sufficient immediate liquidity, but that recent rounds of financing or publicly quoted stock prices of similar companies imply a valuation less than CNET Networks’ carrying value, then the investment will be impaired to reflect current market conditions. CNET Networks’ evaluation of certain of its private investments during the second quarter of 2004 determined that an impairment should be recorded. Accordingly, a charge of $1.8 million was recorded to impair two investments, which was included in realized gains (losses) on sale of investments, net. At December 31, 2004, other assets included private investments with a carrying value of $10.3 million.

REVENUE RECOGNITION AND COLLECTIBILITY OF RELATED RECEIVABLE

CNET Networks recognizes revenues once the following criteria are met:

•	Persuasive evidence of an arrangement exists,
•	Delivery of CNET Networks’ obligation to its customer has occurred,
•	The price to be charged to the buyer is fixed or determinable, and
•	Collectibility of the fees to be charged is reasonably assured.

CNET Networks has several revenue streams. For each revenue stream, evidence of the arrangement, delivery and pricing may be different. For all revenue streams, CNET Networks determines that collectibility is reasonably assured through a standardized credit review to determine each customer’s credit worthiness.

Marketing Services

CNET Networks recognizes revenues from the sale of impression-based advertisements on its online network in the period in which the advertisements are delivered. The arrangements are evidenced either by insertion orders or contracts that stipulate the types of advertising to be delivered and pricing. CNET Networks’ customers are billed based on pricing as determined on the insertion order or contract, which may include certain discounts from list price. No amounts are subject to refund. When recognizing revenues, any discounts granted are applied to each type of advertisement purchased based on the relative fair value of each element.

CNET Networks refers to the fees charged to merchants based on the number of users who click on an advertisement or text link to visit the websites of CNET Networks’ merchant, download, search or white paper partners as “activity-based advertising”. For activity-based advertising, the arrangement is evidenced by a contract that stipulates the fee per activity. The fee becomes fixed and determinable upon a user clicking on an advertisement. These revenues are recognized in the period in which the activity occurs, and are not subject to refund.

In certain arrangements, CNET Networks sells multiple deliverables to customers as part of a multiple-element arrangement. For these arrangements, CNET Networks allocates revenue to each deliverable based on the relative fair value of each deliverable. Fair value is determined based on CNET Networks’ published price list and our internal discount policy, which approximates the selling price. Revenue is recognized in these arrangements when CNET Networks delivers on its obligation.

CNET Networks trades advertising on its Internet sites in exchange for marketing services of other companies, referred to as “barter revenue”. These revenues are recognized in the period in which the advertisements are delivered based on the fair market value of the services delivered. CNET Networks determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. CNET Networks also ensures that the value of barter delivered in each brand does not exceed the value of cash based revenue in any period. Barter revenues were approximately $12.3 million, $11.8 million and $11.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Licensing, Fees and Users

Revenues for subscriptions to CNET Networks’ Internet sites and product database are recognized on a straight-line basis over the term of the subscription. CNET Networks completes our obligation to customers for these arrangements by granting them password access to our sites or databases. Upon execution of a contract, billing and commencement of the services, CNET Networks records deferred revenue for the fee charged. This deferred revenue is recognized on a straight-line basis over the period of the arrangement. The amounts under contract are not refundable after the customer has used the service.

Publishing

Advertising revenues from CNET Networks’ print publications are recognized in the month that the related publications become available at newsstands. Newsstand revenue from print publications is recognized when the publications are delivered to the newsstand at which time a reserve is recorded against the value of the publications delivered based on the number of magazines that CNET Networks expects to be returned. To ensure these reserves are adequate, CNET Networks reviews the sell-through history of the publications on a monthly basis.

Collectibility of Receivables

CNET Networks maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. CNET Networks bases its allowances on periodic assessment of its customers’ liquidity and financial condition through credit rating agencies reports, financial statement reviews and historical collection trends.

STOCK-BASED COMPENSATION

CNET Networks accounts for its stock-based employee compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. The compensation expense is recorded on a straight-line basis over the vesting period of the grant.

As allowed by SFAS 123, “Accounting for Stock Based Compensation”, CNET Networks applies APB Opinion No. 25 in accounting for its stock-based compensation plans and, accordingly, no compensation cost has been recognized for the plans in the financial statements because options are granted at the current market price. Had CNET Networks determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, CNET Networks’ net income (loss) and net income (loss) per share would have been increased to the pro forma amounts indicated below:

(in thousands, except per share data)	Year Ended December 31,
	2004	2003	2002
Net income (loss):
As reported	$11,685	$(26,290)	$(360,585)
Fair value based method compensation expense
Options	(20,157)	(23,227)	(36,396)
ESPP	(366)	(240)	(339)

	(20,523)	(23,467)	(36,735)

Proforma	$(8,838)	$(49,757)	$(397,320)

Basic and diluted net income (loss) per share:
As reported	$0.08	$(0.19)	$(2.60)

Proforma	$(0.06)	$(0.35)	$(2.86)

The effect of applying SFAS 123 in this pro forma disclosure is not indicative of the effects on reported results for future periods. SFAS No. 123 does not apply to awards prior to 1995. The weighted-average fair value of options granted in 2004, 2003 and 2002 was $9.30, $3.96 and $2.71, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
Stock options:
Dividend yield	0%	0%	0%
Expected volatility	84-98%	98-105%	105%
Risk-free interest rate range	2.22-3.07%	2.19-2.98%	3.86%
Expected life range (in years)	3 - 5	3 - 5	5

Employee Stock Purchase Plan:
Dividend yield	0%	0%	0%
Expected volatility	73-85%	85%	105%
Risk-free interest rate range	0.90-1.74%	0.93-1.20%	1.63-1.79%
Expected life range (in years)	0.25-0.50	0.25-0.50	0.25-0.50

Beginning with the third quarter of fiscal 2003, CNET Networks decreased the estimate of the expected life of new options granted to employees from five years to three years. The reduction in the estimated expected life was a result of an analysis of CNET Networks’ historical experience.

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. Such costs are included in sales and marketing expense and totaled approximately $16.3 million, $16.0 million and $17.6 million during the years ended December 31, 2004, 2003 and 2002, respectively. Included in the cost of advertising for the years ended December 31, 2004, 2003 and 2002 are barter expenses of $12.5 million, $11.9 million and $9.9 million, respectively.

BENEFIT PLANS

In 1996, CNET Networks adopted a 401(k) Profit Sharing Plan (the 401 (k) Plan) that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all of CNET Networks’ U.S. based employees, who may contribute up to 25% of their annual compensation, subject to a limitation of $13,000 in 2004. Employees vest immediately in their contributions and earnings thereon. The plan allows for company matching contributions which amount to 50% of the employee’s contribution, up to 4%, with a maximum annual match for 2004 of $1,500. Employees vest in CNET Networks’ contributions at 50% after one year of service and 100% after two years of service. For the years ended December 31, 2004, 2003 and 2002, CNET Networks made matching contributions of $895,000, $1.0 million and $1.2 million, respectively.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of outstanding shares of common stock and diluted net income (loss) per share is computed using the weighted average number of outstanding shares of common stock and common stock equivalents during the period, to the extent that such common stock equivalents are not anti-dilutive. Common stock equivalents that are anti-dilutive are excluded from the computation of diluted net income (loss) per share. For the year ended December 31, 2004, under the guidance included in EITF 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earning per Share”, the weighted average common stock issuable under the provisions of the conversion features of notes payable were evaluated in the diluted earnings per share computation; however, they were not included as they were anti-dilutive.

WEBSITE DEVELOPMENT COSTS

We account for website development costs according to the guidance in the Emerging Issues Task Force (EITF) Issue No. 00-2, “Accounting for Web Site Development Costs” which requires that costs incurred during the development of website applications and infrastructure involving developing software to operate a website. Additionally all costs relating to internal use software are accounted for under Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal use software and website development costs are included in property and equipment, net.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FASB Interpretation (FIN) 46 (revised December 2003), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. On January 1, 2004, CNET Networks implemented FIN 46R. The application of FIN 46R did not have a material impact on our consolidated financial statements.

In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which provides new guidance for assessing impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted for our year ended December 31, 2004. We will evaluate the effect, if any, of EITF No. 03-1 when final guidance is issued.

On July 1, 2004, the EITF reached a tentative conclusion regarding Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” which proposed that contingently convertible debt instruments should be included in diluted earnings per share computations, regardless of whether the contingent factor had not been met. On October 13, 2004, the FASB ratified this consensus to be effective for periods ending after December 15, 2004. On April 27, 2004, CNET Networks issued $125.0 million of 0.75% Convertible Senior Notes due in 2024 that include provisions of contingent conversion. Under this consensus, the weighted average of 8,333,337 shares of CNET Networks, Inc. common stock issuable under the provisions of the 0.75% Convertible Senior Notes outstanding in 2004 were evaluated in the diluted earnings per share computation; however, they were not included as they were anti-dilutive.

In December 2004, the FASB issued Statement 123R, “Share-Based Payment”, which will require all companies to measure compensation cost for all employee share-based payments at fair value, and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The statement eliminates the alternative to use the intrinsic value method of accounting under APB Opinion No. 25 that was allowed under the original provisions of Statement 123. Since we currently report share-based compensation using the intrinsic-value method, the adoption of this standard will have a significant impact on the consolidated statement of operations as CNET Networks will be required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The stock-based Compensation disclosure within this Note 1 sets out the impact of using fair value accounting for share-based payments for 2004, 2003 and 2002. However, the amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed in future periods upon the adoption of Statement 123R as those amounts will vary with the level of equity instrument awards and the grant-date value of those awards. Additionally, upon implementation of Statement 123R, CNET Networks may choose to use a different valuation model to value the compensation expense associated with employee stock options. CNET Networks is still evaluating the provisions of Statement 123R.

(2) BALANCE SHEET COMPONENTS

The following table summarizes the balance sheet components:

(in thousands)	2004	2003
Cash and cash equivalents:
Commercial paper	$—	$37,327
Money market mutual funds	916	9,460
Cash	28,644	19,126

Cash and cash equivalents	$29,560	$65,913

Accounts receivable:
Accounts receivable	$77,261	$66,301
Allowance for doubtful accounts	(10,549)	(11,914)

Accounts receivable, net	$66,712	$54,387

Property and equipment:
Land	$—	$569
Buildings	2,249	8,372
Computer equipment	29,702	23,499
Office equipment, furniture and fixtures	7,934	8,437
Software	33,321	29,479
Leasehold improvements	25,900	25,229
Assets in progress	386	284

	99,492	95,869

Less accumulated depreciation and amortization	(50,503)	(39,485)

Property and equipment, net	$48,989	$56,384

Accrued liabilities:
Compensation and related benefits	$14,543	$12,511
Lease abandonment	2,687	3,387
Marketing and advertising	1,366	2,631
Deferred revenue	14,623	12,137
Tax-related liabilities	7,765	10,027
Acquisition purchase price payable	7,117	—
Other	13,891	12,458

Accrued liabilities	$61,992	$53,151

(3) ACQUISITIONS

2004 Acquisitions

The purchase price of our acquisitions in 2004 exceeded the fair value of the related net tangible and identifiable intangible assets because CNET Networks believes these acquisitions will assist with our strategy of establishing and expanding our global online content environments. Through acquisitions in 2004, CNET Networks sought to add reach and revenue capacity as well as expand content categories and customer base. Webshots provided CNET Networks additional users and usage, and the opportunity to expand the number of out-of-category advertisers. The ZOL and Fengniao acquisitions in China will allow CNET Networks to expand its online presence in China and position CNET Networks to be able to capitalize on the potential of the Chinese market. Purchase consideration for all 2004 acquisitions was as follows:

(in thousands)	Webshots	International	All Other 2004 Acquisitions	Total
Cash	$57,348	$14,565	$5,162	$77,075
Employee receivable	2,652	—	—	2,652
Deferred consideration	11,035	5,815	267	17,117
Stock issued	—	—	500	500
Direct merger costs	448	328	41	817

Purchase consideration	$71,483	$20,708	$5,970	$98,161

Under the purchase method of accounting, the total purchase price as of the date of acquisition has been allocated to assets and liabilities based on management’s estimate of fair value. The estimated fair values of the assets acquired and liabilities assumed for the 2004 acquisitions at the dates of acquisition are as follows:

(in thousands)	Webshots	International	All Other 2004 Acquisitions	Total	Weighted Average Life
Cash acquired	$1,401	$—	$857	$2,258
Tangible assets acquired	4,540	47	368	4,955
Amortizable intangible assets:				—	6 years
Noncompete agreement	—	—	500	500	2 years
Publishing rights	—	1,078	—	1,078	3 years
Existing technology	1,246	342	512	2,100	3 years
Content	996	666	—	1,662	3 years
Trade names	3,533	1,860	743	6,136	6 years
Existing relationships	11,615	1,873	—	13,488	7 years
Goodwill	53,790	14,842	4,349	72,981

Total assets acquired	77,121	20,708	7,329	105,158

Liabilities assumed	(5,638)	—	(1,359)	(6,997)

Net assets acquired	$71,483	$20,708	$5,970	$98,161

Webshots

On August 2, 2004, CNET Networks acquired Twofold Photos, Inc. which operates the website at www.webshots.com (Twofold Photos, Inc. and Webshots, is collectively referred to as “Webshots”). Webshots is a leading web site in the photography category, and has the largest publicly available collections of non-professional photo content. Under the terms of the agreement, CNET Networks paid a total of $71.5 million of which $11.0 million is deferred consideration payable. $10.0 million of deferred consideration is payable in three years bearing interest at a rate of 3.0% per year and is included in long-term debt, and $1.0 million will be paid in the first quarter of 2005, and accordingly is included in accrued liabilities at December 31, 2004. The $60.0 million of consideration paid at closing was paid in cash net of the discharge of employee loans in the amount of $2.6 million.

For Webshots, $17.4 million has been allocated to amortizable intangible assets consisting of existing technology, and content, which both have an estimated life of three years, and trade name and existing relationships, which both have an estimated life of seven years. The excess of the purchase consideration over the fair value of the net tangible and intangible assets acquired of $53.8 million was allocated to goodwill. Webshots’ goodwill is deductible for tax purposes. Liabilities assumed included approximately $370,000 of lease abandonment costs associated with Webshots former office space upon the consolidation of Webshots’ operations into CNET Networks’ headquarters.

The results of Webshots’ operations have been included in CNET Networks’ statement of operations from the date of acquisition. This acquisition operates within the U.S. reporting unit. The following unaudited pro forma financial information for CNET Networks, presented in the table below, represents the combined revenues, net income (loss) and net income (loss) per share of CNET Networks for the years ended December 31, 2004 and 2003 as if the acquisition of Webshots had occurred on the first day of the periods presented, including the amortization of identified intangible assets.

(in thousands, except per share data)	Year Ended December 31,
	2004	2003
Revenue	$297,717	$254,213
Net income (loss)	$9,720	$(28,042)
Basic net income (loss) per share:	$0.07	$(0.20)
Diluted net income (loss) per share	$0.06	$(0.20)

International

In January 2004, CNET Networks entered into an agreement to acquire the rights to distribute and circulate TV Game magazine in China in cooperation with Chinese subsidiaries and affiliates. On April 27, 2004, CNET Networks acquired the rights to distribute and circulate NetFriends magazine in China. In November 2004, CNET Networks acquired the assets of ZOL and Fengniao, which operate the zol.com.cn and fengniao.com Web sites, respectively, in cooperation with Chinese subsidiaries and affiliates. ZOL is a provider of online personal technology-related content and shopping services in Northern China, and Fengniao is one of China’s leading digital photography properties, with reviews of digital cameras, as well as an image database, category-specific content, interviews and forums. The aggregate cash price paid for these acquisitions was $20.7 million, of which $5.8 million will be paid during the first quarter of 2005. As such $5.8 million is recorded as a current liability at December 31, 2004. The aggregate purchase price was allocated to intangible assets of $5.8 million that are being amortized over a three-year period for publishing rights and trade name, a two-year period for content and existing technology, and a seven-year period for existing advertising relationships. The excess of purchase consideration over the fair value of the net tangible and intangible assets of $14.8 million was allocated to goodwill, which is deductible for tax purposes. The results of operations of these acquisitions have been included in CNET Networks’ statement of operations from the dates of their respective acquisitions. These acquisitions operate within the Asia reporting unit.

All Other 2004 Acquisitions

On March 19, 2004, CNET Networks acquired EDventure Forum, Ltd. and EDventure Holdings, Inc., a provider of information services focusing on the technology and Internet industry. On April 1, 2004, CNET Networks acquired WGR Media, a provider of editorial reviews, previews and insights to mobile gamers. On December 31, 2004, CNET Networks acquired ExactChoice, a developer of artificial intelligence for cataloguing products. The aggregate purchase price for these transactions was $6.0 million consisting of 50,566 shares of CNET Networks stock valued at $500,000 and $5.2 million in cash, with approximately $267,000 to be paid in cash during the first quarter of 2005. The total purchase price has been allocated to the tangible and intangible assets based on estimates of their respective fair values. The purchase price of $6.0 million was allocated to intangible assets of approximately $1.8 million that are being amortized over a two-year period for a noncompete agreement and existing technology and a five-year period for trade name, goodwill of approximately $4.3 million, of which $1.4 million is tax deductible, current assets of $1.2 million and current liabilities of $1.3 million. The results of operations of these acquisitions have been included in CNET Networks’ statement of operations from the dates of their respective acquisitions. These acquisitions operate within the U.S. reporting unit.

2003 Acquisitions

On April 1, 2003, CNET Networks acquired intellectual property and certain other assets of European Technology Forum, Ltd., located in the UK, an organizer of conferences and events aimed at the technology industry. On April 25, 2003, CNET Networks acquired intellectual property and certain other assets of eRankings, Inc., a provider of news, reviews and in-depth information related to PC and video gaming. On May 6, 2003, CNET Networks acquired intellectual property and certain other assets of GameFAQs.com, Inc, which provides an online community for users to post gaming strategy, hints, codes, tips and messages related to PC and video gaming. On December 1, 2003, CNET Networks acquired Haosi Zhide Event and Exhibition Company, Ltd., located in China, which engages in planning and organizing events and exhibitions and provides conference services. On December 2, 2003, CNET Networks acquired the intellectual property of MP3.com. The aggregate purchase price for all five unrelated acquisitions was $3.1 million. A total of $2.9 million was paid in cash with the remainder outstanding under a note payable that is to be paid within two years of the acquisition. The transactions have been accounted for using the purchase method of accounting. The results of operations of these acquisitions have been included in CNET Networks’ statement of operations from the dates of their respective acquisition.

The total purchase price was allocated to the tangible and intangible assets based on estimates of their respective fair values. The aggregate purchase price of $3.1 million was allocated to tangible assets of approximately $435,000, intangible assets of approximately $842,000 that are being amortized over a three-year period, and goodwill of approximately $2.4 million. In addition, $544,000 of liabilities were assumed. The weighted average life of the intangibles acquired from these transactions is three years.

2002 Acquisitions

CNET Networks made several small acquisitions during 2002. In the second quarter of 2002, CNET Networks acquired intellectual property and other assets of Upgradebase.com, Inc., a provider of content specifications for memory and memory upgrades, as well as other computer products and peripherals, Vendorbase.com, Inc., a provider of information covering remarketed IT products, and Smartshop.com, Inc., a provider of online comparison shopping infrastructure. In the third quarter of 2002, CNET Networks acquired intellectual property and certain other assets of NewMediary, which operates an IT white paper directory; WAAG Technologies, a Japanese IT consulting company, and Silicon.com located in the UK, which operates Internet sites providing industry news, analysis and employment recruitment services targeted toward European IT professionals. Additionally, in October 2002, CNET Networks exchanged its original minority ownership interest in a Korean company that is the licensee and operator of CNET’s ZDNet brand and online content in Korea for a 63.0% interest in the newly restructured company, CNET Networks Korea Co, Ltd. The statement of operations of CNET Networks for the year ended December 31, 2002 includes the results of operations of these businesses since the dates of their respective acquisitions.

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

(4) MARKETABLE DEBT SECURITIES

The following is a summary of available-for-sale marketable debt investments:

(in thousands)	Year Ended December 31, 2004
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Interest Receivable	Estimated Fair Value
Short term investments
Corporate obligations	$9,205	$—	$(58)	$62	$9,209
Federal agency mortgage backed securities	12,999	—	(88)	73	12,984

	22,204	—	(146)	135	22,193

Long term investments
Corporate obligations	1,036	—	(9)	13	1,040
Federal agency mortgage backed securities	21,127	—	(158)	190	21,159

	22,163	—	(167)	203	22,199

	$44,367	$—	$(313)	$338	$44,392

	Year Ended December 31, 2003
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Interest Receivable	Estimated Fair Value
Short term investments
Corporate obligations	$8,365	$24	$(16)	$172	$8,545
Federal agency mortgage backed securities	4,000	—	(4)	15	4,011

	12,365	24	(20)	187	12,556

Long term investments
Corporate obligations	5,777	24	—	136	5,937
Federal agency mortgage backed securities	32,443	46	(13)	298	32,774

	38,220	70	(13)	434	38,711

	$50,585	$94	$(33)	$621	$51,267

The contractual maturities of CNET Networks’ short term investments at December 31, 2004 were one year or less while CNET Networks’ long term investments had contractual maturities between one and two years. Expected maturities may differ from contractual maturities because issuers of the securities have the right to prepay or call obligations without prepayment penalties.

The following table shows the gross unrealized losses and fair value of CNET Networks’ investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2004:

(in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Short term investments
Corporate obligations	$9,209	$(58)	$—	$—	$9,209	$(58)
Federal agency mortgage backed securities	3,980	(32)	9,004	(56)	12,984	(88)

	13,189	(90)	9,004	(56)	22,193	(146)

Long term investments
Corporate obligations	1,040	(9)	—	—	1,040	(9)
Federal agency mortgage backed securities	7,139	(52)	14,020	(106)	21,159	(158)

	8,179	(61)	14,020	(106)	22,199	(167)

	$21,368	$(151)	$23,024	$(162)	$44,392	(313)

Corporate Obligations

CNET Networks’ unrealized losses on corporate obligations were caused by interest rate increases. The contractual terms of these investments do not permit the investments to settle at a price less than the amortized cost of the investments. The credit ratings on these obligations are either AAA or AA rated (S&P). As the decline in market value is attributable to changes in interest rates and not credit quality and, because we have sufficient cash balances and credit facility availability, and since CNET Networks has the ability and intent to hold this investment until a recovery of fair value, which may be maturity, it does not consider these investments to be other than temporarily impaired at December 31, 2004.

Federal Agency Mortgage-Backed Securities

CNET Networks’ unrealized losses on federal agency mortgage-backed securities were caused by interest rate increases. CNET Networks purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would be settled at a price less than the amortized cost of the investments. As the decline in market value is attributable to changes in interest rates and not credit quality and because CNET Networks has the ability and intent to hold this investment until a recovery of fair value, which may be maturity, it does not consider these investments to be other than temporarily impaired at December 31, 2004.

(5) GOODWILL AND INTANGIBLE ASSETS

Acquired Intangible Assets

The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31. 2004
Amortized intangible assets:
Tradenames/trademarks	$35,960	$(21,249)	$14,711
Existing relationships	13,591	(778)	12,813
Developed technology	2,725	(854)	1,871
Content	2,127	(443)	1,684
Other	4,534	(857)	3,677

Total	$58,937	$(24,181)	$34,756

December 31. 2003
Amortized intangible assets:
Tradenames/trademarks	$28,887	$(18,766)	$10,121
Registered Users	2,100	(2,055)	45
Subscriptions	4,086	(4,022)	64
Content	550	(125)	425
Noncompetition agreements	373	(218)	155
Developed technology	1,641	(1,188)	453

Total	$37,637	$(26,374)	$11,263

Intangibles that are subject to amortization are amortized on a straight-line basis and have original estimated useful lives as follows: tradenames/trademarks over two to fifteen years, registered users over three to seven, developed technology over two to three years, content over two to three years, and other over two to five years. Useful lives are reviewed regularly to ensure that a change in circumstances has not occurred that would result in a change in useful life. Estimated future amortization expense related to other intangible assets at December 31, 2004 is as follows:

(in thousands)
2005	$8,025
2006	7,181
2007	5,401
2008	4,510
2009	4,132
Thereafter	5,507

$34,756

Goodwill

The following table sets forth the changes in goodwill by reporting unit for the years ended December 31, 2004 and 2003:

(in thousands)	Total	U.S. Media	Computer Shopper	Channel Services	Asia	Europe
Balance as of December 31, 2002	$59,150	$29,812	$19,659	$5,209	$2,830	$1,640
Acquisitions and foreign currency translation adjustments	2,405	1,735	—	—	429	241

Balance as of December 31, 2003	61,555	31,547	19,659	5,209	3,259	1,881
Acquisitions and foreign currency translation adjustments	73,663	57,996	—	465	14,842	360
Impairment	(8,931)	—	(8,931)	—	—	—

Balance as of December 31, 2004	$126,287	$89,543	$10,728	$5,674	$18,101	$2,241

The U.S. Media, Computer Shopper and Channel Services reporting units operate in our U.S. Media segment and the Asia and Europe reporting units operate in our International segment.

The increase in goodwill in 2004 is primarily due to our acquisition of Webshots and ZOL, as well as foreign currency translation adjustments relating to goodwill associated with our current and prior period acquisitions.

During December 2004 as CNET Networks finalized its 2005 budget, CNET Networks determined that the reduction in budgeted revenues and the continued migration of advertising spending from print to online was an indication of impairment to the carrying value of the Computer Shopper reporting unit, which is part of the U.S. Media segment. CNET Networks then compared the Computer Shopper reporting unit’s net book value to its estimated future cash flows and determined that the value of the reporting unit was impaired. CNET Networks then determined the fair value of the reporting unit.

The fair value of the Computer Shopper reporting unit was determined using the income approach. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. Other intangible assets were valued using a combination of the income approach and cost approach. Under the cost approach, fair value is based on an estimate of the current costs to replace the asset with an asset of similar utility. In the application of the income and cost valuation approaches, CNET Networks was required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates, including as a result of changes in the economy, the business in which CNET Networks operates, and/or our own relative performance.

The results of this impairment test indicated the carrying value of goodwill for the Computer Shopper reporting unit exceeded its implied fair value, and an impairment charge of $8.9 million was recorded in the fourth quarter of 2004.

(6) DEBT

Notes Payable

Below is a summary of CNET Networks’ debt:

(in thousands)	December 31,
	2004	2003
5% Convertible Subordinated Notes	$—	$113,724
0.75% Convertible Senior Notes	125,000	—
Other obligations	14,621	4,404

	139,621	118,128
Less current maturities	(4,007)	(99)

	$135,614	$118,029

On April 27, 2004, CNET Networks sold $125.0 million of 0.75% Convertible Senior Notes due 2024 to qualified institutional buyers in a private placement, which resulted in net proceeds of approximately $120.8 million after transaction costs of approximately $4.2 million. The notes are convertible, under certain circumstances, for shares of CNET Networks’ common stock based on a conversion price of approximately $15.00 per share. The notes may be called by CNET Networks at any time after five years from date of issuance, and may be put to CNET Networks by the holders in five, ten and fifteen years. If a holder of a note exercises their put right in the fifth year of the notes, the earliest date a note would be due is on April 15, 2009, which is when CNET Networks considers the principal payment due in full. These notes were registered with the Securities and Exchange Commission through the filing of a Registration Statement on Form S-3, which was declared effective on June 21, 2004.

CNET Networks used the majority of the proceeds of this debt offering to redeem the $113.7 million outstanding principal of its 5% Convertible Subordinated Notes due 2006. In conjunction with the redemption, $950,000 of deferred debt issuance costs related to the 5% notes were written-off and charged to interest expense and a $1.6 million prepayment penalty was recorded as other non-operating expense.

On August 2, 2004, CNET Networks acquired Webshots. Under the terms of the agreement, CNET Networks paid a total of $71.5 million of which $10.0 million is deferred consideration payable in three years bearing interest at a rate of 3.0% per year.

As a result of the acquisition on July 27, 1999 of CNET Channel Services, S.A. (formerly known as GDT), CNET Networks assumed a Swiss Franc mortgage loan for the building owned by CNET Channel Services, S.A., which amortizes over 36 years. On April 24, 2000, CNET Channel Services, S.A., acquired additional property that CNET Networks funded with an additional Swiss Franc mortgage loan, which is amortized over 20 years. Additionally, in December 2000, CNET Channel Services, S.A. obtained a Swiss Franc bank term loan, which amortizes over 20 years. At December 31, 2004, these loans have Swiss Franc balances of 1.1 million, 2.8 million and 720,000, with effective interest rates of 4.6%, 2.95% and 3.25%, respectively. With the reclassification of the land and building owned by CNET Networks in Switzerland to assets held for sale, the mortgages on those buildings were reclassified to current since CNET Networks would repay the mortgages upon the sale of the related properties. At December 31, 2004, CNET Networks’ obligation under these loans was $4.0 million (U.S. dollars).

As a result of the ZDNet acquisition on October 17, 2000, CNET Networks assumed $614,000 of 8½% Senior Subordinated Notes due 2008 with interest payable semiannually on May 1 and November 1.

The aggregate annual principal payments for the notes and loans payable outstanding as of December 31, 2004 are summarized as follows:

(in thousands)
2005	$4,007
2006	—
2007	10,000
2008	614
2009	125,000

$139,621

Revolving Credit Facility

On October 14, 2004, CNET Networks entered into a $30.0 million, 2-year credit agreement with Bank of America, N.A (“credit facility”). The borrowings may be drawn down as revolving loans or as term loans when the purpose is to fund a permitted acquisition. Interest rates applicable to amounts outstanding under term loans or revolvers are, at CNET Networks’ option, either the base rate or the Eurodollar rate, where the base rate is the higher of the Federal Funds rate plus 0.5% and the lender’s prime rate, and the Eurodollar rate is LIBOR plus 1.25%. The credit facility carries a non-use fee of 0.275%. The borrowings are collateralized by security interests in most of CNET Networks’ assets, excluding goodwill and certain intangible assets. At December 31, 2004, assets with a value of $259.4 million were security interests under this agreement. The credit agreement contains restrictive covenants with which CNET Networks must comply. These restrictive covenants, in some circumstances, limit the incurrence of additional indebtedness, payment of dividends, transactions with affiliates, asset purchases and sales, mergers, acquisitions, prepayment of other indebtedness, liens and encumbrances. Additionally, CNET Networks is required to meet certain financial tests, including minimum levels of consolidated EBITDA (as defined in the agreement), consolidated net income, and unrestricted net liquidity. CNET Networks was in compliance with all covenants at December 31, 2004. The balance outstanding under this credit facility at December 31, 2004 was $5.0 million at an interest rate of 3.48%. Unused borrowing under the credit facility credit at December 31, 2004 totaled $25.0 million.

Letters of Credit

CNET Networks has $19.8 million of letters of credit outstanding at December 31, 2004. These letters of credit are used primarily as security deposits on leased properties for a total of $18.0 (see also Note (10), Guarantees) and $1.8 million for deposits associated with employee benefit plans. These letters of credit are collateralized by deposits in escrow.

(7) INCOME TAXES

The components of income (loss) before income taxes are as follows:

(in thousands)	Year Ended December 31,
	2004	2003	2002
United States	$20,548	$(11,873)	$(366,755)
Foreign	(8,896)	(13,757)	(14,123)

Income (loss) before income taxes	$11,652	$(25,630)	$(380,878)

The expense (benefit) from income taxes is as follows:

(in thousands)	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$—	$(51)	$(39,367)
State	877	(68)	554
Foreign	(910)	779	285

Total current	(33)	660	(38,528)

Deferred:
Federal	—	—	16,892
State	—	—	1,343
Foreign	—	—	—

Total deferred	—	—	18,235

	$(33)	$660	$(20,293)

The reconciliation of the expected statutory federal income tax rate of 35% to CNET Networks’ actual tax rate is presented in the following schedule:

	Year Ended December 31,
	2004	2003	2002
Income tax expense at statutory rate	35.00%	(35.00)%	(35.00)%
Non deductible goodwill amortization and impairment	24.14%	1.35%	30.51%
Permanent differences	(5.78)%	1.44%	0.10%
State and foreign tax	(1.30)%	2.98%	(5.52)%
Other	—%	(0.48)%	(0.73)%
Valuation allowance	(52.34)%	32.28%	5.31%

Effective tax rate	(0.28)%	2.57%	(5.33)%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are presented below:

(in thousands)	Year Ended December 31,
	2004	2003	2002
Net operating loss carryforwards	$122,186	$115,320	$60,081
Properties and intangibles	46,070	58,638	76,525
Reserves and accruals (current)	7,886	7,443	7,618
Deferred loss from privately held investments	48,809	49,273	55,611
State taxes	—	(69)	194
Other	(471)	86	111

	224,480	230,691	200,140
Less valuation allowance	(224,587)	(230,691)	(200,140)

	$(107)	$—	$—

The net change in the valuation allowance for the years ended December 31, 2004, 2003 and 2002 was a decrease of $6.1 million and an increase of $30.6 million and $20.2 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Income tax benefit has been recorded based on an estimated effective tax rate for the year ended December 31, 2004. The estimated effective tax rate has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided.

At December 31, 2004, CNET Networks had U.S. federal and foreign net operating losses of $345.5 million, consisting of U.S. net operating losses of $225.0 million and of cumulative foreign net operating losses of $120.5 million. These losses will be carried forward to offset taxable income generated in future years. Approximately $65.0 million of these losses are related to federal net operating losses from the ZDNet acquisition, which took place in 2000. These losses are subject to limitations on their utilization due to the change in ownership and will begin to expire in 2011. Operating losses generated in 2004 were primarily related to amortization of intangible assets and losses from operations. A portion of the U.S. net operating loss relates to employee stock option expense. Utilization of that portion of the net operating losses will have an affect on additional paid-in-capital.

Amounts held by foreign subsidiaries would be subject to U.S. income taxation on repatriation to the United States. U.S. income taxes have not been provided on a cumulative total of approximately $95,000 of undistributed earnings held by foreign subsidiaries as we do not expect to repatriate them. We have reviewed Internal Revenue Code Section 965 relating to the tax consequences of the repatriation of foreign earnings and believe that at this time those provisions will have no impact on CNET Networks.

(8) STOCKHOLDERS’ EQUITY

ISSUANCE OF COMMON STOCK

CNET Networks issued 50,566 shares of common stock pursuant to acquisitions in 2004. No such shares were issued in 2003 or 2002.

STOCK OPTION PLANS

Plan Name	Number of Shares Authorized	Number of Shares Outstanding
Board Adopted Plans

CNET Stock Option Plan (1994), subsequently amended and restated	11,000,000	1,646,855
CNET 1997 Stock Option Plan	12,400,000	7,713,316
CNET 2000 Stock Incentive Plan	5,000,000	4,183,745
2001 CNET Network, Inc. Stock Incentive Plan	7,500,000	5,729,751
2004 CNET Network, Inc. Stock Incentive Plan	5,000,000	—
Twofold Photos, Inc. 2003 Common Stock Incentive Plan	1,327,357	102,900

Each of the 1994, 1997, 2000 and 2004 Plans was approved by the stockholders of CNET Networks. In connection with acquisitions, CNET Networks assumed the mySimon 1998 Amended and Restated Stock Plan, the Apollo Solutions, Inc. 2000 Stock Option Plan, the Ziff-Davis 1998 Incentive Compensation Plan, and the TechRepublic, Inc. 1999 Stock Option Plan. At December 31, 2004, 1,771,021 options were outstanding under these assumed plans. Stock options for the 1994, 1997, 2000, 2001, 2004 and Twofold Photos, Inc. Plans are granted with an exercise price equal to the fair market value at the date of grant. All stock options have terms of between 10 and 12 years and generally vest and become fully exercisable four years from the date of grant.

A summary of the status of CNET Networks’ stock option plans as of December 31, 2004, 2003 and 2002, and changes during each of the years then ended is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2001	32,122,665	$15.27
Granted	1,533,620	2.71
Exercised	(393,086)	7.66
Canceled	(16,371,573)	20.49

Balance at December 31, 2002	16,891,626	9.25
Granted	8,896,625	3.96
Exercised	(2,670,002)	3.56
Canceled	(3,620,679)	9.51

Balance at December 31, 2003	19,497,570	7.57
Granted	5,285,740	9.30
Exercised	(2,157,748)	4.11
Canceled	(1,477,974)	10.85

Balance at December 31, 2004	21,147,588	$8.12

As of December 31, 2004, 2003 and 2002, the number of options exercisable was 11,586,835, 10,116,338 and 9,208,599, respectively, and the weighted average exercise price of those options was $8.88, $9.71 and $10.89, respectively. As of December 31, 2004, there were 6,199,967 additional shares available for grant under the plans.

The following table summarizes information about stock options outstanding as of December 31, 2004:

Range of Exercise Prices		Options Outstanding			Options Exercisable
		Number Outstanding As of 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of 12/31/04	Weighted Average Exercise Price
$0.60	$0.90	156,793	7.5	$0.89	67,880	$0.87
1.07	1.12	138,550	7.6	1.11	73,933	1.11
1.75	2.54	1,474,405	5.8	2.45	1,320,796	2.47
2.79	4.08	2,871,579	6.7	3.37	2,074,195	3.38
4.19	6.10	5,426,408	7.5	4.79	2,602,280	4.93
6.40	9.55	6,144,561	8.2	8.58	1,719,458	7.64
9.63	13.84	3,564,759	7.0	10.95	2,357,908	11.08
14.63	21.88	518,857	5.6	18.66	518,709	18.66
22.00	33.00	531,608	5.2	25.65	531,608	25.65
33.72	48.25	60,916	5.0	35.35	60,916	35.35
50.69	68.10	259,152	4.4	57.60	259,152	57.60

$0.60	$68.10	21,147,588	7.2	$8.12	11,586,835	$8.88

EMPLOYEE STOCK PURCHASE PLAN

In July 1996, CNET Networks adopted an Employee Stock Purchase Plan that covers substantially all domestic employees, whereby participants may elect to purchase CNET Networks’ stock. The purchase price varies each quarter and is 85% of the lower of the closing price at the beginning of the quarter and the closing price at the end of the quarter for the first and third quarters of the year or the lower of the closing price at the beginning of the prior quarter and the closing price at the end of the current quarter for the second and fourth quarters of the year. Employee contributions consist of a percentage of their compensation. The maximum percentage of compensation that an employee may contribute to purchase CNET Networks stock is 15% subject to a limitation of $25,000 in a calendar year.

(9) NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per share:

(in thousands, except share and per share data)	Year Ended December 31,
	2004	2003	2002
Income (loss) available to common stockholders	$11,685	$(26,290)	$(360,585)

Weighted average shares - basic	143,289,458	140,234,438	138,850,094
Stock options	7,024,276	—	—

Weighted average shares - diluted	150,313,734	140,234,438	138,850,094

Basic income (loss) per common share	$0.08	$(0.19)	$(2.60)

Diluted income (loss) per common share	$0.08	$(0.19)	$(2.60)

Diluted net income for the year ended December 31, 2004 does not include the effect of 5,648,151 common shares related to the 0.75% Convertible Senior Notes, issued in April 2004, with an average conversion price of $15.00 because their effect is anti-dilutive. Also not included in diluted net income for the year ended December 31, 2004 is the effect of 1,317,438 common shares related to the 5% Convertible Subordinated Notes, which were redeemed in June 2004, with an average conversion price of $37.41 because their conversion price was greater than the average fair market value of common stock for the period.

Diluted net loss per share for the year ended December 31, 2003 does not include the effect of 4,132,833 common shares related to options at an average exercise price of $5.45 or 1,380 shares of unvested restricted stock with an average exercise price of $1.18 per share because their effect is anti-dilutive. Also not included is 3,040,242 common shares related to the 5% Convertible Subordinated Notes offering with an average conversion price of $37.41 per share because their conversion price was greater than the average fair market value of common stock for the period.

Diluted net loss per share for the year ended December 31, 2002 does not include the effect of 946,283 common shares related to options with an average exercise price of $3.36 per share or 8,280 shares of unvested restricted stock with an average exercise price of $1.22 per share because their effect is anti-dilutive. In addition, diluted net loss per share for the year ended December 31, 2002 does not include the effect of 3,040,242 common shares related to the 5% Convertible Subordinated Notes offering with an average conversion price of $37.41 per share because their conversion price was greater than the average fair market value of common stock for the period.

(10) COMMITMENTS AND CONTINGENCIES

Leases

CNET Networks has several non-cancelable operating leases primarily for general office facilities and equipment that expire over the next 15 years. Future minimum lease payments at December 31, 2004 under these leases are as follows:

(in thousands)
2005	$21,416
2006	17,961
2007	14,527
2008	13,759
2009	13,217
Thereafter	96,920

$177,800

Minimum payments have not been reduced by minimum sublease rentals of $1.5 million due through September 2005 under noncancelable subleases. Sublease income from operating leases was $2.2 million for the year ended December 31, 2004, of which $2.0 million related to subleases for abandoned properties, and therefore was taken to the lease abandonment accrual. Rent expense from operating leases is recognized on a straight-line basis and totaled $19.2 million, $18.1 million, and $19.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Guarantee

In conjunction with the ZDNet acquisition in 2000, CNET Networks assumed a guarantee of the obligations of Ziff Davis Media Inc., an unaffiliated company and primary lessor, under a New York City office lease for a total of 399,773 square feet. This lease expires in 2019. The annual average cost per square foot is approximately thirty dollars over the remaining term of the lease. Ziff Davis Media Inc. currently occupies 144,682 square feet of this space. Ziff Davis Media Inc. subleases 205,951 square feet to The Bank of New York, FOJP Risk Management and Softbank, collectively. In addition, CNET Networks currently subleases and occupies 49,140 square feet of the office space from Ziff Davis Media Inc. These leases and subleases fully cover the current monthly lease payments.

As of December 31, 2004, the total lease payments remaining until the end of the lease term were $168.8 million, excluding the amounts attributable to CNET Networks’ sublease with respect to the floor it occupies. If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, CNET Networks would be required to make their lease payments under the guarantee.

In connection with that guarantee, CNET Networks also has a letter of credit for $15.2 million outstanding as a security deposit. This letter of credit is collateralized by a deposit in escrow, which is included in restricted cash. As there is no present obligation to make any payments in connection with this guarantee, CNET Networks has not recorded any liability for this guarantee in its financial statements.

Lease Abandonment

In 2001, CNET Networks performed an evaluation of its domestic and international real estate requirements. This evaluation resulted in the consolidation or abandonment of several leased facilities. In connection with these abandoned leases, CNET Networks established an accrual for lease abandonment. The balance in this accrual was $5.1 million at December 31, 2003. During the year ended December 31, 2004, cash expenditures reduced the accrual by $3.5 million and an $830,000 was added to the accrual due to modifications of certain assumptions regarding the timing of subleasing the facilities, and $370,000 was added due to the Webshots acquisition. At December 31, 2004, a balance of $2.8 million remained in this accrual.

Legal

Two shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York on August 16, 2001 and September 26, 2001, against Ziff-Davis, Eric Hippeau, former Chief Executive Officer of Ziff-Davis, and Timothy O’Brien, former Chief Financial Officer of Ziff-Davis, and investment banks that were the underwriters of the public offering of ZDNet series of Ziff-Davis stock (the ZDNet Offering). One of the complaints also names CNET Networks as a defendant, as successor in liability to Ziff-Davis. The complaints are similar and allege violations of the Securities Act of 1933, and one of the complaints also alleges violations of the Securities Exchange Act of 1934. The complaints allege the receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the ZDNet Offering and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the ZDNet Offering was false and misleading and in violation of the securities laws because it did not disclose the arrangements. A Consolidated Amended Complaint, which is now the operative complaint, was filed in the Southern District of New York on April 19, 2002. The action seeks damages in an unspecified amount. The action is being coordinated with over 300 nearly identical actions filed against other companies and their underwriters. On February 19, 2003, the Court granted CNET Networks’ motion to dismiss the Section 10(b) claim with leave to replead, and denied the motion to dismiss the Section 11 claim. Plaintiffs did not replead the Section 10(b) claim, and the time to replead that claim has expired. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the CNET Networks case.

The majority of the issuers, including CNET Networks, and their insurers have approved a settlement agreement and related agreements. The agreements set forth the terms of a settlement between CNET Networks, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Pursuant to those agreements, CNET Networks’ insurers would participate in an undertaking to guarantee a minimum recovery by the plaintiffs. Among other provisions, the settlement provides for a release of CNET Networks and the individual defendants for the conduct alleged in the action to be wrongful. CNET Networks would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims CNET Networks may have against its underwriters. The settlement agreement also provides for a “back-stop” guarantee from the issuers and their insurers pursuant to which they will pay the plaintiffs any shortfall between $1 billion and the amounts recovered in the ongoing litigation against the underwriters. It is anticipated that any potential financial obligation of CNET Networks to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, CNET Networks does not expect that the settlement will involve any payment by CNET Networks. Based on the amount of CNET Networks’ insurance and the agreement of the insurers to cover legal expenses after June 1, 2003, CNET Networks does not anticipate additional expenses or liability if the settlement is approved. CNET Networks currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and CNET

Networks is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the CNET Networks’ insurance carriers should arise, CNET Networks’ maximum financial obligation to plaintiffs pursuant to the settlement agreement is less than $3.4 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The requested modifications would provide for a mutual bar of all contribution claims by the settling and non-settling parties and would not bar the parties from pursuing other claims. There will be a hearing on March 18, 2005 to discuss the status of the revised settlement terms and to determine the date on which the revised settlement agreement will be submitted as well as the deadline for the underwriter defendants to object to the revised settlement agreement. There is no assurance that the parties to the settlement will be able to agree to a revised settlement agreement consistent with the court’s opinion, or that the court will grant final approval to the settlement to the extent the parties reach agreements. If the settlement is not concluded and CNET Networks is found liable, it is anticipated that any potential financial obligation of CNET Networks to plaintiffs will be covered by existing insurance. Regardless of whether the settlement is approved, and even if material limitations arise with respect to our expected recovery of any potential obligations to plaintiffs from our insurance carriers, we do not expect that any payments required to be made by CNET Networks will be material.

On August 3, 2004, a class action lawsuit was filed in the Superior Court of the State of California, County of San Francisco by Mario Cisneros and Michael Voigt on behalf of themselves, all others similarly situated and the general public against CNET Networks and numerous other defendants who provide Internet search services, including Google, Yahoo!, Overture, AskJeeves and others. The complaint alleges that certain search results displayed by the defendants facilitate illegal internet gambling in violation of California state law. The complaint does not specify an amount of damages. The proceeding is in its early stages, and accordingly, CNET Networks cannot predict the impact of this litigation on its business, financial condition or results of operations.

There are no other legal proceedings to which we are a party, other than ordinary routine litigation incidental to our business that is not expected to be material to our business or financial condition.

(11) SEGMENTS

CNET Networks’ primary areas of measurement and decision-making include two principal business segments, U.S. Media and International Media. U.S. Media consists of an online network focused on three content categories: personal technology, games and entertainment, and business technology, as well as U.S. print operations. International Media includes the delivery of online technology information and several technology print publications in non U.S. markets. Beginning in 2004, U.S. Media also includes Channel Services, a product database licensing business and an online technology marketplace for resellers, distributors and manufacturers. Previously, Channel Services was presented as a separate segment; however, as CNET Networks continued to see a convergence of customer relationships between U.S. Media and the Channel Services product offerings, CNET Networks determined that combining the reporting of the results of Channel Services within U.S. Media more accurately reflected the decision-making processes, internal reporting and resource allocation within these businesses.

Summarized information by segment as excerpted from the internal management reports is as follows:

(in thousands)	U.S. Media	International Media	Other	Total
Year Ended December 31, 2004
Revenues	$234,959	$56,197	$—	$291,156
Operating expenses	198,027	57,658	34,258	289,943

Operating income(loss)	$36,932	$(1,461)	$(34,258)	$1,213

Year Ended December 31, 2003
Revenues	$208,809	$37,431	$—	$246,240
Operating expenses	191,812	41,827	33,417	267,056

Operating income(loss)	$16,997	$(4,396)	$(33,417)	$(20,816)

Year Ended December 31, 2002
Revenues	$209,171	$27,786	$—	$236,957
Operating expenses	220,684	34,256	363,331	618,271

Operating loss	$(11,513)	$(6,470)	$(363,331)	$(381,314)

Since operating income (loss) before depreciation, amortization and asset impairment is the measure of operating performance that management uses for making decisions and allocating resources, certain operating costs are not allocated across segments. These unallocated operating costs, included in “Other” in the tables above, represent all costs related to the realignment of CNET Networks’ business and all depreciation and amortization expenses, as well as asset impairment and disposal charges.

For the year ended December 31, 2004, “Other” included depreciation and amortization expenses of $25.3 million and an asset impairment charge of $8.9 million.

For the year ended December 31, 2003, “Other” included $9.8 million of realignment expenses and depreciation and amortization expenses of $23.6 million. The $9.8 million of realignment expenses consisted of $2.8 million of lease abandonment expense, $890,000 of costs associated with the termination of CNET Networks’ on-air radio operations, and $6.1 million of severance (relating to 135 employees). This $9.8 million of expense was included in the statement of operations as $3.9 million in cost of revenue, $925,000 in sales and marketing and $5.0 million in general and administrative expenses.

For the year ended December 31, 2002, “Other” included $290.5 million of asset impairment, $12.4 million of realignment expenses and depreciation and amortization expenses of $60.4 million. The $12.4 million of realignment expenses consisted primarily of $4.4 million in lease abandonment charges and $8.0 million in severance (relating to 220 employees). This $12.4 million of expense was included in the statement of operations as $778,000 in cost of revenue, $339,000 in sales and marketing and $11.3 million in general and administrative expenses.

Assets are not allocated to segments for internal reporting purposes. Segment operating income (loss) before realignment expenses and depreciation and amortization should not be considered a substitute for operating income, net income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

The following table presents revenues for groups of similar services:

(in thousands)	Year Ended December 31,
	2004	2003	2002
Revenues:
Marketing services (1)	$223,560	$169,499	$158,974
Licensing, fees and user (2)	32,685	27,491	24,339

Interactive	256,245	196,990	183,313
Publishing (3)	34,911	49,250	53,644

	$291,156	$246,240	$236,957

(1)	Marketing Services: sales of advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement is viewed by users of our websites) and activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners, or download a software application or a whitepaper)
(2)	Licensing, Fees and Users: licensing our product database and online content, subscriptions to our online services, and other paid services
(3)	Publishing: sales of advertisements in our print publications, subscriptions and newsstand sales of publications, and custom publishing services.

(12) GEOGRAPHIC INFORMATION

CNET Networks has wholly-owned operations in Australia, France, Germany, Japan, Russia, Singapore, Switzerland and the United Kingdom. In addition, CNET Networks has joint ventures in China and Korea, wherein CNET Networks is a majority owner. Those joint ventures are consolidated and operate advertising, publishing and events businesses with aggregate assets of approximately $9.4 million at December 31, 2004. Any losses incurred by these companies will be funded by CNET Networks.

Revenue is attributed to individual countries according to the international online property or print publication that generated the revenue. Identifiable assets are attributed to individual country by the legal entity that has title to the asset. International revenues accounted for 21%, 21% and 17% of net revenues during the years ended December 31, 2004, 2003 and 2002, respectively. No single foreign country accounted for more than 10% of net revenues for the year ended December 31, 2004.

The following table sets forth net revenues and long-lived assets information for geographic areas:

(in thousands)	U.S.	International	Total
2004
Net revenues	$231,048	$60,108	$291,156
Long-lived assets	199,733	10,299	210,032
2003
Net revenues	$194,859	$51,381	$246,240
Long-lived assets	112,191	17,011	129,202
2002
Net revenues	$196,743	$40,214	$236,957
Long-lived assets	119,582	18,347	137,929

Long-lived assets consist of property and equipment, intangible assets and goodwill.

(13) QUARTERLY FINANCIAL DATA (unaudited)

(in thousands, except per share data)	Quarter Ended
	March 31	June 30	September 30	December 31
2004
Revenues	$63,397	$68,088	$70,459	$89,212
Operating income (loss) (2)(3)(4)	(5,661)	(261)	1,812	5,323
Income (loss) before income taxes (5)	3,007	(1,363)	1,186	8,822
Net income (loss)	2,928	(1,531)	1,061	9,227
Basic net income (loss) per share	$0.02	$(0.01)	$0.01	$0.06
Diluted net income (loss) per share	$0.02	$(0.01)	$0.01	$0.06

2003
Revenues	$56,588	$58,401	$57,744	$73,507
Operating income (loss)(1)	(14,592)	(9,815)	(4,526)	8,117
Income (loss) before income taxes	(15,683)	(11,301)	(5,899)	7,253
Net income (loss)	(15,829)	(11,572)	(5,838)	6,949
Basic net income (loss) per share	$(0.11)	$(0.08)	$(0.04)	$0.05
Diluted net income (loss) per share	$(0.11)	$(0.08)	$(0.04)	$0.05

(1)	Quarterly realignment expense charges for the first and second quarters of 2003 were $5.4 million and $4.4 million, respectively.
(2)	During the first quarter of 2004, CNET Networks recorded $3.5 million in depreciation expense related to buildings and fixed assets in Switzerland, which were written down to their estimated fair value.
(3)	On August 2, 2004, CNET Networks purchased Webshots. The results of Webshots’ operations have been included in CNET Networks’ statement of operations from the date of acquisition.
(4)	In the fourth quarter of 2004, an impairment charge of $8.9 million was recorded related to goodwill of our Computer Shopper reporting unit.
(5)	CNET Networks recognized a gain of $8.0 million in the first quarter of 2004, $5.1 million in the second quarter of 2004 and $3.5 million in the fourth quarter of 2004 from the sale or dissolution of private investments. Our investments in these companies were purchased upon the acquisition of those companies by third parties. This gain in the second quarter of 2004 was offset by an impairment loss of $1.8 million on other privately-held investments.

SCHEDULE II

CNET NETWORKS, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Describe (1)	Balance at End of Period
2004
Allowance for doubtful accounts	$11,914	$3,513	$—	$4,878	$10,549

2003
Allowance for doubtful accounts	$17,156	$2,579	$—	$7,821	$11,914

2002
Allowance for doubtful accounts	$20,691	$3,004	$—	$6,539	$17,156

(1)	Accounts written off.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management’s assessment identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2004:

The Company did not maintain sufficient levels of appropriately qualified personnel in its financial reporting processes. As a result, the Company did not consistently follow established internal control over financial reporting procedures related to (a) the timely preparation of comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for non-routine and complex transactions and (b) the review of such documentation by internal staff or outside advisors to determine its completeness and propriety of the conclusions. As a result of these internal control deficiencies, the Company initially overstated goodwill and understated its asset impairment expenses as of and for the year ended December 31, 2004. This error in accounting was subsequently corrected by management prior to the publication of the Company’s financial statements.

Based on our assessment and the criteria discussed above, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

KPMG LLP, the Company’s independent registered public accountants, have issued an attestation report on management’s evaluation of the Company’s internal control over financial reporting, which appears on page 37.

(b) Background for Management’s Determination and Remediation Efforts

Management became aware that it lacked sufficient staffing to consistently follow internal control over financial reporting procedures related to non-routine and complex items during the preparation of its financial statements for the period ended December 31, 2004. During that process, management determined that there was an indication of impairment of goodwill in its Computer Shopper reporting unit and performed an analysis under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) to determine the amount of the impairment. During their audit, the Company’s independent registered public accountants reviewed management’s documented analysis and identified an error in applying one step of SFAS 142 that impacted the size of the Company’s initial calculation of the impairment charge. The error had not been previously detected by management. The error was corrected by management prior to the finalization of the Company’s financial statements. Management believes that the error was attributable to the fact that it lacked sufficient staffing to follow its procedure of subjecting the documentation supporting its analysis to a timely secondary review by internal staff or outside advisors to determine the completeness of the documentation and the accuracy of the conclusion. In completing its review of internal control over financial reporting, management determined that the lack of sufficient staffing also resulted in its failure to consistently prepare documentation supporting its analysis and to conduct a timely secondary review of the Company’s year-end income tax footnote disclosure and in determining the purchase price accounting related to an acquisition. Management concluded that none of these instances resulted in a material misstatement of the Company’s financial statements. However, as described above, management also concluded that its lack of sufficient staffing in the area of financial reporting for non-routine or complex items constitutes a material weakness because there was a more than remote likelihood as of December 31, 2004 that a material misstatement of the financial statements would not be prevented or detected.

Management believes that the insufficient staffing resulted from an increased workload placed on its financial reporting personnel during management’s assessment of internal control over financial reporting without the addition of adequate levels of resources through outside contractors or new hires. Accordingly, in order to remediate the material weakness, management is in the process of hiring qualified and experienced internal audit personnel to relieve financial reporting personnel of additional work related to the assessment of internal control over financial reporting. In addition, management is seeking additional qualified and experienced personnel in the area of financial reporting to assist in the documentation and review of non-routine and complex accounting issues. As additional personnel are hired, management will periodically evaluate whether the increased resources are adequate or if additional personnel are required. In addition, management has increased its use of outside advisors to provide a critical secondary review in cases where management has determined that it doesn’t have sufficient internal resources to conduct a timely review. We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. See Part II, Item 7. “Risk Factors-Risks Associated with Our Disclosure Controls and Procedures and Internal Control over Financial Reporting.”

(c) Significant changes in internal controls

There have been no significant changes in our internal control over financial reporting during our most recent fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based upon the material weakness in our internal control over financial reporting reference above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in reaching a level of reasonable assurance in achieving our desired control objectives. Management of the Company is in the process of implementing remediating measures that are designed to eliminate the material weakness in our internal control over financial reporting, as described above.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from the Proxy Statement, which will be filed pursuant to Regulation 14A (the “Proxy Statement”), under the caption “Information regarding Executive Officers and Directors Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

Incorporated by reference from the Proxy Statement, under the caption “Executive Compensation,” but specifically excluding the information under the captions “— Performance Graph” and “— Compensation Committee’s Report on Executive Compensation.”

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

Item 14. Principal Accounting Fees and Services

Incorporated by reference from the Proxy Statement under the caption “Principal Accounting Fees and Services.”

Item 15. Exhibits and Consolidated Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)	Financial Statements. The following consolidated financial statements are filed as a part of this report under Item 8 — “Financial Statements and Supplementary Data”:

(2)	Financial Statement Schedules. The following financial statement schedule is filed as part of this report:

Schedule II Valuation and Qualifying Accounts	68

Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of July 14, 2004, by and among CNET Networks, Inc., a Delaware Corporation, Cheese Acquisition Sub, Inc., a California corporation, Twofold Photos, Inc., a California corporation and Nicholas Wilder as Shareholder Representative (Incorporated by reference from Exhibit 2.1 to CNET Networks’ Current Report on Form 8-K, dated July 21, 2004)

3.1	Restated Certificate of Incorporation of CNET Networks (Incorporated by reference from Exhibit 3.(i) to CNET Networks’ Current Report on Form 8-K, dated January 12, 2005)

3.2	Amended and Restated Bylaws of CNET Networks (Incorporated by reference from Exhibit 3.1 to CNET Networks’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004)

4.1	Specimen of Common Stock Certificate (Incorporated by reference from a previously filed exhibit to CNET Networks’ Registration Statement on Form SB-2, registration no. 333-4752-LA)

4.2	Indenture, dated as of April 27, 2004, by and between CNET Networks and Wells Fargo Bank, National Association, as trustee, including Form of 0.75% Convertible Senior Note due 2024 (Incorporated by reference from Exhibit 4.1 to CNET Networks’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004)

10.1+	1997 CNET Networks, Inc. Stock Option Plan (Incorporated by reference from CNET Networks’ Proxy Statement on Schedule 14A dated April 23, 1997)

10.2+	2000 CNET Networks, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 4.2 to CNET Networks’ Registration Statement on Form S-8 filed April 11, 2001)

10.3+	2001 CNET Networks, Inc. Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to CNET Networks’ Registration Statement on Form S-8. as filed on April 11, 2003)

10.4+	2004 CNET Networks, Inc. Stock Incentive Plan (Incorporated by reference from Appendix A of CNET Networks’ 2004 Proxy Statement, dated March 18, 2004)

10.5+*	The Twofold Photos, Inc. 2003 Stock Incentive Plan

10.6+	CNET Networks, Inc. Amended and Restated 1996 Employee Stock Purchase Plan (Incorporated by reference from Appendix A of CNET Networks’ 2003 Proxy Statement, dated April 10, 2003)

10.7+	Form of Indemnification Agreement with certain of the Registrant’s Officers and Directors (Incorporated by reference from Exhibit 10.2 to CNET Networks’ Annual Report on Form 10-K for the year ended December 31, 2003)

10.8+	Form of Stock Option Agreement with the Registrant’s named executive officers (Incorporated by reference from Exhibit 10.2 to CNET Networks’ Annual Report on Form 10-K for the year ended December 31, 2003)

10.9+	CNET Networks 2005 Incentive Plan: Top Executive Officers (Incorporated by reference from CNET Networks’ Current Report on Form 8-K filed March 14, 2005

10.10+*	CNET Networks, Inc. Director Compensation Plan

10.11+*	CNET Networks, Inc. Stock Option Agreement (Non-Employee Directors)

10.12	Credit Agreement dated as of October 14, 2004 between CNET Networks, Inc. and Bank of America, N.A. (Incorporated by reference from Exhibit 10.1 to CNET Networks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004)

10.13	Lease of Ziff-Davis Inc.’s headquarters at 28 East 28th Street, New York, New York (Incorporated by reference to Exhibit 10.12 to Amendment No 1 to Ziff-Davis Inc.’s Registration Statement on Form S-1, as filed on April 1, 1998 (File No. 333-46493))

10.14	Agreement and Consent to Assignment, dated as of April 4, 2000, by and among 63 Madison Associates, L.P., ZD Inc. and Ziff Davis Publishing Inc. (Incorporated by reference from Exhibit 10.25 to Ziff-Davis, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.15	Assignment and Assumption of Lease, dated as of April 5, 2000, between ZD Inc. and Ziff Davis Publishing Inc. (Incorporated by reference from Exhibit 10.26 to Ziff-Davis, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.16	Registration Rights Agreement, dated as of April 27, 2004 (Incorporated by reference from Exhibit 10.1 to CNET Networks’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004)

14.1	Code of Ethics (Incorporated by reference from Exhibit 14.1 to CNET Networks’ Annual Report on Form 10-K for the year ended December 31, 2003)

21.1*	List of Subsidiary Corporations

23.1*	Consent of KPMG LLP

31.1*	Certificate of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Principal Executive Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Certificate of Principal Financial Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNET Networks, Inc.

By:	/s/ Shelby W. Bonnie
Shelby W. Bonnie
Chairman of the Board and Chief Executive Officer

Date: March 15, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Shelby W. Bonnie
Shelby W. Bonnie
Chairman of the Board and Chief Executive Officer Date: March 15, 2005

By:	/s/ Douglas N. Woodrum
Douglas N. Woodrum
Executive Vice President and Chief Financial Officer Date: March 15, 2005

By:	/s/ David P. Overmyer
David P. Overmyer
Senior Vice President, Finance and Administration (Principal Accounting Officer) Date: March 15, 2005

By:	/s/ John C. “Bud” Colligan
John C. “Bud” Colligan
Director

Date: March 15, 2005

By:	/s/ Mitchell Kertzman
Mitchell Kertzman
Director Date: March 15, 2005

By:	/s/ Jarl Mohn
Jarl Mohn
Director Date: March 15, 2005

By:	/s/ Betsey Nelson
Betsey Nelson
Director Date: March 15, 2005

By:	/s/ Eric Robison
Eric Robison
Director Date: March 15, 2005