Form 10-Q
period 2005-03-31
CNET NETWORKS INC
filed 2005-05-03
CIK 1015577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

         (Mark One)

            [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [     ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES [X] NO [      ]

         As of April 29, 2005 there were 145,743,196 shares of the registrant’s common stock outstanding.

CNET NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2005	2004
Revenues
Interactive	$68,505	$55,505
Publishing	6,207	7,892

Total revenues	74,712	63,397
Operating expenses:
Cost of revenues	38,680	33,850
Sales and marketing	18,805	18,234
General and administrative	10,764	8,903
Depreciation	3,915	7,171
Amortization of intangible assets	2,135	900

Total operating expenses	74,299	69,058

Operating income (loss)	413	(5,661)

Non-operating income (expense):
Realized gains on investments, net of impairments	568	8,032
Interest income	363	482
Interest expense	(780)	(1,678)
Other	(85)	1,832

Total non-operating income (expense)	66	8,668

Income (loss) before income taxes	479	3,007
Income tax expense	96	79

Net income (loss)	$383	$2,928

Basic net income (loss) per share	$0.00	$0.02

Diluted net income (loss) per share	$0.00	$0.02

Shares used in calculating basic net income (loss) per share	144,847,388	142,627,445
Shares used in calculating diluted net income (loss) per share	151,392,920	150,074,641

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$34,914	$29,560
Investments in marketable debt securities	25,212	22,193
Accounts receivable, net	59,963	66,712
Other current assets	16,252	15,155

Total current assets	136,341	133,620

Restricted cash	19,774	19,774
Investments in marketable debt securities	17,084	22,199
Property and equipment, net	50,480	48,989
Other assets	20,292	21,722
Intangible assets, net	33,386	34,756
Goodwill	131,350	126,287

Total assets	$408,707	$407,347

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,073	$6,903
Line of credit	5,000	5,000
Accrued liabilities	58,543	61,992
Current portion of long-term debt	3,845	4,007

Total current liabilities	74,461	77,902
Non-current liabilities:
Long-term debt	137,614	135,614
Other liabilities	106	252

Total liabilities	212,181	213,768
Stockholders' equity:
Common stock; $0.0001 par value; 400,000,000 shares
authorized; 145,158,348 outstanding at
March 31, 2005 and 144,455,283 outstanding
at December 31, 2004	15	14
Additional paid-in-capital	2,722,475	2,719,576
Accumulated other comprehensive income	(12,988)	(12,652)
Treasury stock, at cost	(30,453)	(30,453)
Accumulated deficit	(2,482,523)	(2,482,906)

Total stockholders' equity	196,526	193,579

Total liabilities and stockholders' equity	$408,707	$407,347

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net Income	$383	$2,928
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	6,050	8,071
Asset disposals	9	--
Noncash interest	143	216
Allowance for doubtful accounts	529	686
Equity in losses of investees	207	--
(Gain) loss on sale of marketable securities and privately
held investments	(568)	(8,032)
Changes in operating assets and liabilities,
net of acquisitions
Accounts receivable	6,361	7,126
Other assets	(148)	(2,397)
Accounts payable	170	94
Accrued liabilities	(3,449)	(2,499)
Other long-term liabilities	(146)	319

Net cash provided by operating activities	9,541	6,512

Cash flows from investing activities:
Purchase of marketable debt securities	(2,403)	(9,717)
Proceeds from sale of marketable debt securities	4,687	9,640
Proceeds from sale of investments in privately held companies	568	9,095
Investments in privately held companies	(850)	--
Net cash paid for acquisitions	(3,185)	(1,673)
Capital expenditures	(5,164)	(3,277)

Net cash provided by (used in) investing activities	(6,347)	4,068

Cash flows from financing activities:
Payments received on stockholders' notes	--	137
Net proceeds from employee stock purchase plan	330	227
Net proceeds from exercise of options	2,573	3,042
Proceeds from borrowings	10,000	--
Principal payments on borrowings	(10,013)	(77)

Net cash provided by financing activities	2,890	3,329

Net increase in cash and cash equivalents	6,084	13,909
Effect of exchange rate changes on cash and cash equivalents	(730)	(1,897)
Cash and cash equivalents at the beginning of the period	29,560	65,913

Cash and cash equivalents at the end of the period	$34,914	$77,925

Supplemental disclosure of cash flow information: Interest paid	$526	$2,843
Taxes paid	$876	$--

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in CNET Networks’ most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, which contains additional financial and operating information and information concerning the significant accounting policies followed by CNET Networks.

The condensed consolidated results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the current year or any other future period.

CONCENTRATION OF CREDIT RISK

There were no revenues exceeding 10% of total revenues for the three months ended March 31, 2005. Revenues from Google Inc. approximated 12% of total revenues for the three months ended March 31, 2004.

BARTER

CNET Networks trades advertising on its Internet sites in exchange for marketing services of other companies, referred to as “barter revenue”. These revenues and marketing expenses are recognized in the period in which the advertisements are delivered based on the fair market value of the services delivered. CNET Networks determines the fair market value of the service delivered based on amounts charged for similar services in non-barter deals within the previous nine-month period. For both of the three-month periods ended March 31, 2005 and 2004, approximately $2.9 million of our revenues were derived from barter transactions.

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

In February 2005, CNET Networks and the Internal Revenue Service reached an agreement whereby $173.6 million of net operating losses, which were under review by the IRS, were deemed allowable for carryforward. Accordingly, an additional net deferred tax asset of $57.2 million was recorded in the first quarter of 2005 against which a full valuation allowance has been provided. At March 31, 2005, CNET Networks has U.S. federal and foreign net operating losses available for carryforward totaling $519.1 million, consisting of U.S. net operating losses of $398.6 million and of cumulative foreign net operating losses of $120.5 million.

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

Goodwill of a reporting unit is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of its goodwill may not be recoverable. Impairment of reporting unit goodwill is evaluated based on a comparison of the reporting unit’s carrying value to the implied fair value of the reporting unit. Conditions that indicate that impairment of goodwill should be evaluated include a sustained decrease in our market value or an adverse change in business climate. CNET Networks reviews goodwill for impairment on at least an annual basis. CNET Networks has established August 31 as the valuation date on which this annual review takes place.

CNET Networks has an investment in a privately held company comprising approximately 19% of that company’s equity. This investment has historically been accounted for using the cost accounting method. During the first quarter of 2005, CNET Networks provided additional debt financing to this company, and determined that it should use the equity method of accounting for this investment beginning in the first quarter of 2005. This change to the equity method of accounting resulted in a charge of $183,000 to record CNET Networks’ share of in-process research and development associated with this investment. This charge is included in cost of revenues. For as long as this investment qualifies for the equity method of accounting, CNET Networks will be required to record its share of this company’s net income (loss).

STOCK-BASED COMPENSATION

CNET Networks accounts for its stock-based employee compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. The compensation expense is recorded over the vesting period of the grant.

As allowed under SFAS 123, “Accounting for Stock Based Compensation”, CNET Networks applies APB Opinion No. 25 in accounting for its stock-based compensation plans and, accordingly, no compensation cost has been recognized for the plans in the financial statements because options are granted at the current market price. Had CNET Networks determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, CNET Networks’ net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended March 31,
(in thousands, except per share data)	2005	2004
Net income:
As reported	$ 383	$ 2,928
Fair value based method
compensation expense
Options	(4,603)	(5,330)
ESPP	(106)	(79)

Proforma	$(4,326)	$(2,481)

Basic and diluted net income (loss) per share:
As reported	$ 0.00	$ 0.02
Proforma	$(0.03)	$(0.02)

SFAS No. 123 does not apply to awards prior to 1995. The weighted-average fair value of options granted in the three months ended March 31, 2005 and 2004 was $9.83 and $10.01, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Three Months Ended March 31,
	2005	2004
Stock options:
Dividend yield	0%	0%
Expected volatility	83.5%	98.0%
Risk-free interest rate	3.52%	2.25%
Expected life (in years)	3	3
Employee Stock Purchase Plan:
Dividend yield	0%	0%
Expected volatility	73.0%	85.0%
Risk-free interest rate	2.23%	0.90%
Expected life (in years)	0.25	0.25

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement 123R, “Share-Based Payment”, which will require all companies to measure compensation cost for all employee share-based payments at fair value. This statement was to be effective for public companies for interim or annual periods beginning after June 15, 2005. On April 14, 2005, the SEC adopted a new rule that amends the compliance dates for implementation of FAS 123R. The SEC’s new rule allows companies to implement Statement 123R as of the beginning of their next fiscal year, which for CNET Networks would be January 1, 2006. The statement eliminates the alternative to use the intrinsic value method of accounting under APB Opinion No. 25 that was allowed under the original provisions of Statement 123. Since we currently report share-based compensation using the intrinsic-value method, the adoption of this standard will have a significant impact on the consolidated statement of operations as we will be required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The stock-based compensation disclosure within this note sets out the impact of using fair value accounting for share-based payments for the three months ended March 31, 2005 and 2004. However, the amounts disclosed within our footnote are not necessarily indicative of the amounts that will be expensed in future periods upon the adoption of Statement 123R as those amounts will vary with the level of equity instrument awards and the grant-date value of those awards. Additionally, upon implementation of Statement 123R, we may choose to use a different valuation model to value the compensation expense associated with employee stock options. We are still evaluating the provisions of Statement 123R.

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

(3) ACQUISITIONS

On January 14, 2005, CNET Networks acquired Collaborative Content LLC which operates the website at www.tvtome.com (Collaborative Content LLC and TVTome, collectively known as “TVTome”). TVTome’s website provides episode guides for almost all the current and for many of the classic television shows. Under the terms of the agreement, CNET Networks paid a total of $5.0 million of which $2.0 million is deferred consideration payable in two years bearing interest at a rate of 3.0% per year. The $3.0 million of consideration paid at closing was paid in cash and there were approximately $160,000 of direct acquisition costs.

Under the purchase method of accounting, the total purchase price as of the date of acquisition has been allocated to assets and liabilities based on management’s preliminary estimate of fair value. The preliminary estimated fair values of the assets acquired in the TVTome acquisition is $141,000 of receivables and $572,000 of amortizable intangibles. The intangibles, with a weighted average life of approximately three years, consist of content, existing relationships, tradenames, and a noncompete agreement. The excess of the purchase consideration over the fair value of the net assets acquired has been allocated to goodwill. A preliminary estimate of $4.5 million has been allocated to goodwill, and is deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. The preliminary purchase price allocation for TVTome is subject to revision as more detailed analysis is completed and additional information on the fair value of the assets becomes available. Any change in the fair value of the net assets of TVTome will change the amount of the purchase price allocable to goodwill. The results of TVTome’s operations have been included in CNET Networks’ statement of operations from the date of acquisition.

(3) GOODWILL AND INTANGIBLE ASSETS

Acquired Intangible Assets. The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

	March 31, 2005			December 31, 2004
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortized intangible assets:
Tradename/trademarks	$36,145	$(22,127)	$14,018	$14,711
Existing relationships	13,745	(1,291)	12,454	12,813
Developed technology	2,725	(1,111)	1,614	1,871
Content	2,387	(669)	1,718	1,684
Other	4,749	(1,167)	3,582	3,677

Total	$59,751	$(26,365)	$33,386	$34,756

Intangibles that are subject to amortization are amortized on a straight-line basis and have original estimated useful lives as follows: tradenames/trademarks over two to fifteen years, registered users over three to seven, developed technology over two to three years, content over two to three years, and other over two to five years. Useful lives are reviewed regularly to ensure that a change in circumstances has not occurred that would result in a change in useful life. Estimated future amortization expense related to acquired intangible assets at March 31, 2005 is as follows:

(in thousands)
Q2, Q3 and Q4 2005	$ 6,146
2006	7,471
2007	5,640
2008	4,577
2009	4,155
Thereafter	5,397

$33,386

Goodwill.     The following table sets forth the changes in goodwill for the three months ended March 31, 2005:

(in thousands)	Total	U.S. Media	Computer Shopper	Channel Services	Asia	Europe
Balance as of December 31, 2004	$126,287	$89,543	$10,728	$ 5,674	$ 18,101	$ 2,241
Acquisitions and foreign
translation adjustments	5,063	5,207	--	(48)	(42)	(54)

Balance as of March 31, 2005	$131,350	$94,750	$10,728	$ 5,626	$ 18,059	$ 2,187

The U.S. Media, Computer Shopper and Channel Services reporting units operate in our U.S. Media segment and the Asia and Europe reporting units operate in our International segment.

(4) NET INCOME PER SHARE

The following table sets forth the computation of net income per share:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2005	2004
Income available to common stockholders	$ 383	$ 2,928

Weighted average shares - basic	144,847,388	142,627,445
Contingently convertible securities	--	--
Stock options	6,545,532	7,447,196

Weighted average shares - diluted	151,392,920	150,074,641

Basic income per common share	$ 0.00	$ 0.02

Diluted income per common share	$ 0.00	$ 0.02

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period.

Diluted net income per share for the three months ended March 31, 2005 does not include the effect of 4,934,076 common shares related to options with a weighted average exercise price of $16.06 because their effect is anti-dilutive. Diluted net income per share for the three months ended March 31, 2005 also does not include the effect of 8,333,337 common shares related to the 0.75% Convertible Senior Notes with an average conversion price of $15.00 per share. Diluted net income per share for the three months ended March 31, 2004 does not include the effect of 5,097,887 common shares related to options with a weighted average exercise price of $16.25 because their effect is anti-dilutive. Diluted net income for the three months ended March 31, 2004 also does not include the effect of 3,040,242 common shares related to the 5% Convertible Subordinated Notes with an average conversion price of $37.41.

(5) COMPREHENSIVE INCOME

The components of other comprehensive income for the three months ended March 31, 2005 and 2004 are as follows:

(in thousands)	Three Months Ended March 31,
	2005	2004
Net income	$383	$2,928
Other comprehensive income:
Unrealized holding gains arising
during the period, net of tax	$47	$108
Unrealized holding losses arising
during the period, net of tax	(57)	(17)
Foreign currency translation gain (loss)	(325)	1,884

Comprehensive income	$48	$4,903

(6) SEGMENTS

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

Summarized information by segment as excerpted from the internal management reports is as follows:

(in thousands)	U.S. Media	Inter- national Media	Other	Total
Three Months Ended
March 31, 2005
Revenues	$62,304	$ 12,408	$ --	$ 74,712
Operating expenses	52,731	15,518	6,050	74,299

Operating income(loss)	$ 9,573	$(3,110)	$(6,050)	$ 413

Three Months Ended
March 31, 2004
Revenues	$52,769	$ 10,628	$ --	$ 63,397
Operating expenses	47,119	13,868	8,071	69,058

Operating income(loss)	$ 5,650	$(3,240)	$(8,071)	$(5,661)

Since operating income (loss) before depreciation, amortization and realignment expenses is the measure of operating performance that management uses for making decisions and allocating resources, certain operating costs are not allocated across segments. These unallocated operating costs, included in “Other” in the tables above, represent all depreciation and amortization expenses. For the three months ended March 31, 2005, “Other” includes $6.1 million of depreciation and amortization expense. For the three months ended March 31, 2004, “other” included $8.1 million of depreciation and amortization expense, of which $3.5 million related to an impairment charge taken on our buildings and fixed assets in Switzerland used by our Channel operations.

Assets are not allocated to segments for internal reporting purposes. Segment operating income (loss) before depreciation and amortization should not be considered a substitute for operating income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

The following table represents revenues for groups of similar services.

	Three Months Ended March 31,
(in thousands)	2005	2004
Revenues:
Marketing services	$58,083	$48,008
Licensing, fees and user	10,422	7,497

Interactive	68,505	55,505
Publishing	6,207	7,892

	$74,712	$63,397

o	Marketing Services: sales of advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement is viewed by users of our websites) or activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners, or download a software application or a whitepaper)
o	Licensing, Fees and User: licensing our product database and online content, subscriptions to our online services, and other paid services
o	Publishing: sales of advertisements in our print publications, subscriptions and newsstand sales of publications, and custom publishing services.

(7) COMMITMENTS AND CONTINGENCIES

Lease Abandonment. In 2001, CNET Networks performed an evaluation of its domestic and international real estate requirements. This evaluation resulted in the consolidation or abandonment of several leased facilities. In connection with these abandoned leases, CNET Networks established an accrual for lease abandonment. The balance in this accrual was $2.8 million at December 31, 2004. During the three-month period ended March 31, 2005, there were adjustments to the accrual of $75,000 resulting from a change in assumptions regarding the subleasing of properties. For the three months ended March 31, 2005, cash expenditure reductions to this accrual were $881,000. At March 31, 2005, a balance of $1.9 million remained in this accrual.

Legal.     Two shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York on August 16, 2001 and September 26, 2001, against Ziff-Davis, Eric Hippeau, former Chief Executive Officer of Ziff-Davis, and Timothy O’Brien, former Chief Financial Officer of Ziff-Davis, and investment banks that were the underwriters of the public offering of ZDNet series of Ziff-Davis stock (the ZDNet Offering). One of the complaints also names CNET Networks as a defendant, as successor in liability to Ziff-Davis. The complaints are similar and allege violations of the Securities Act of 1933, and one of the complaints also alleges violations of the Securities Exchange Act of 1934. The complaints allege the receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the ZDNet Offering and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the ZDNet Offering was false and misleading and in violation of the securities laws because it did not disclose the arrangements. A Consolidated Amended Complaint, which is now the operative complaint, was filed in the Southern District of New York on April 19, 2002. The action seeks damages in an unspecified amount. The action is being coordinated with over 300 nearly identical actions filed against other companies and their underwriters. On February 19, 2003, the Court granted CNET Networks’ motion to dismiss the Section 10(b) claim with leave to replead, and denied the motion to dismiss the Section 11 claim. Plaintiffs did not replead the Section 10(b) claim, and the time to replead that claim has expired. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the CNET Networks case.

The majority of the issuers, including CNET Networks, and their insurers have approved a settlement agreement and related agreements. The agreements set forth the terms of a settlement between CNET Networks, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Pursuant to those agreements, CNET Networks’ insurers would participate in an undertaking to guarantee a minimum recovery by the plaintiffs. Among other provisions, the settlement provides for a release of CNET Networks and the individual defendants for the conduct alleged in the action to be wrongful. CNET Networks would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims CNET Networks may have against its underwriters. The settlement agreement also provides for a “back-stop” guarantee from the issuers and their insurers pursuant to which they will pay the plaintiffs any shortfall between $1 billion and the amounts recovered in the ongoing litigation against the underwriters. It is anticipated that any potential financial obligation of CNET Networks to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, CNET Networks does not expect that the settlement will involve any payment by CNET Networks. Based on the amount of CNET Networks’ insurance and the agreement of the insurers to cover legal expenses after June 1, 2003, CNET Networks does not anticipate additional expenses or liability if the settlement is approved. CNET Networks currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and CNET Networks is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the CNET Networks’ insurance carriers should arise, CNET Networks’ maximum financial obligation to plaintiffs pursuant to the settlement agreement is less than $3.4 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The requested modifications would provide for a mutual bar of all contribution claims by the settling and non-settling parties and would not bar the parties from pursuing other claims. The court has set a deadline of May 2, 2005 for the plaintiffs and the issuers to submit a revised settlement agreement and a deadline of May 16, 2005 for the underwriter defendants to the revised settlement agreement. There is no assurance that the parties to the settlement will be able to agree to a revised settlement agreement consistent with the court’s opinion, or that the court will grant final approval to the settlement to the extent the parties reach agreements. If the settlement is not concluded and CNET Networks is found liable, we anticipate that any potential financial obligation of CNET Networks to plaintiffs will be covered by existing insurance. Regardless of whether the settlement is approved, and even if material limitations arise with respect to our expected recovery of any potential obligations to plaintiffs from our insurance carriers, we do not expect that any payments required to be made by CNET Networks will be material.

On August 3, 2004, a class action lawsuit was filed in the Superior Court of the State of California, County of San Francisco by Mario Cisneros and Michael Voigt on behalf of themselves, all others similarly situated and the general public against CNET Networks and numerous other defendants. The complaint alleges that certain search results displayed by the defendants facilitate illegal internet gambling in violation of California state law. CNET Networks cannot predict the impact of this litigation on its business, financial condition or results of operations.

There are no other legal proceedings to which CNET Networks is a party that are reasonably expected to be material to our business or financial condition.

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

We evaluate our revenues according to the classifications listed above. We classify our marketing services revenues and licensing, fee and user revenues as interactive revenues and our publishing revenues as publishing revenues on our consolidated statements of operations. Revenues for the three months ended March 31, 2005 and 2004 for these categories are as follows:

	Three Months Ended March 31,
(in thousands)	2005	2004
Revenues:
Marketing services	$58,083	$48,008
Licensing, fees and user	10,422	7,497

Interactive	68,505	55,505
Publishing	6,207	7,892

	$74,712	$63,397

As a Percentage of Revenues:
Marketing Services	78%	76%
Licensing, fees and user	14%	12%

Interactive	92%	88%
Publishing	8%	12%

	100%	100%

We had an average 105.9 million unique users in the first quarter of 2005 as compared to 76.5 million unique users in the first quarter of 2004, an increase of 38%. Daily page views averaged 94.8 million in the first quarter of 2005 compared with 44.2 million in the third quarter of 2004, a 114% increase. These increases reflect growth in our existing properties, as well as from acquisitions, most notably from Webshots. While increases or decreases in unique users and daily average page views are not necessarily indicative of increases or decreases in financial results, we believe that these statistics are helpful because they provide insight into the growth of the Internet as an advertising medium resulting from increased user adoption and into user demand for CNET Networks’ properties in particular.

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

As shown in the table below, we earned operating income of $413,000 for the three months ended March 31, 2005 and incurred an operating loss of $5.7 million for the three months ended March 31, 2004. We also earned an operating income before depreciation and amortization of $6.5 million and $2.4 million in the three months ended March 31, 2005 and 2004, respectively. Our net income and basic and diluted income per share for the three months ended March 31, 2005 and 2004 was $383,000, or $0.00 per share, and $2.9 million, or $0.02 per share, respectively.

	Three Months Ended March 31,
(in thousands)	2005	2004
Operating income (loss)	$ 413	$(5,661)
Depreciation	3,915	7,171
Amortization	2,135	900

Operating income before
depreciation and amortization	$6,463	$ 2,410

Net income	$ 383	$ 2,928

Basic and diluted income per share	$ 0.00	$ 0.02

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

Outlook

We are focused on expanding our content coverage and services to help us continue to grow the number of users visiting our properties and advertiser base. In particular, we are focused on expanding the content coverage and services in our faster growing areas, such as personal technology and games and entertainment. We believe that expansion may occur through a combination of organic growth, acquisitions, or partnerships with third parties. We expect that expanding our content coverage and user base should make our offerings even more relevant to our in-category (advertisers with contextual relevance to the specific property on which they advertise) as well as our newer out-of-category, customers, such as, automotive manufacturing, retail, consumer packaged goods, and financial services. We are focused on expanding our advertiser base and adding a broader set of advertisers beyond our traditional technology-focused customer base. We refer to this broader set of customers, as “out-of-category” advertisers. We expect our growth in revenues to exceed any incremental increase in operating costs, before depreciation and amortization, resulting in an increase in operating margin.

We expect there will be continued growth in revenues from interactive revenues in the personal technology and games and entertainment sectors and stable revenues within our business technology category. We anticipate revenues from our publishing operations in the U.S. to decline due to a continuing shift in media consumption towards online content. We expect that online revenues will represent an increasing proportion of international revenues reflecting faster online revenue growth than publishing.

RESULTS OF OPERATIONS

Revenues

Total Revenues. Total revenues were $74.7 million and $63.4 million for the three months ended March 31, 2005 and 2004, respectively. Total revenues increased 18% for the quarter ended March 31, 2005 primarily due to growth in our interactive revenue. Publishing revenues decreased for the three months ended March 31, 2005 as compared to the same period of 2004.

For both of the three-month periods ended March 31, 2005 and 2004, approximately $2.9 million of our revenues were derived from barter transactions. Barter transactions occur when we deliver marketing services for the marketing services of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements delivered.

Interactive Revenues

Marketing Services Revenues. Marketing services revenues were $58.1 million and $48.0 million and represented 78% and 76% of total revenues for the three months ended March 31, 2005 and 2004, respectively. The increase in marketing services revenues of $10.1 million, or 21%, for the three months ended March 31, 2005, respectively, as compared to the same periods of the prior year reflects growth not only in categories where we have traditionally seen demand, such as computing, consumer electronics and games, but also from growing contributions from new categories of advertisers in sectors such as automobiles, consumer packaged goods, movies and music, reflecting our expansion of content offerings in the areas of personal technology and games and entertainment, as well as the inclusion of Webshots in the current year, which was acquired in the third quarter of 2004.

Licensing, Fees and User. Licensing, fees and user revenues were $10.4 million and $7.5 million and represented 14% and 12% of total revenues for the three-month periods ended March 31, 2005 and 2004, respectively. The $2.9 million, or 39%, increase in the three months ended March 31, 2005 reflects growth due to the acquisition of Webshots, reflecting revenue from its Premium Services offerings, and from existing operations.

Publishing Revenues. Publishing revenues were $6.2 million and $7.9 million and represented 8% and 12% of total revenues for the three months ended March 31, 2005 and 2004, respectively. The decrease in publishing revenues was primarily due to lower advertising revenues in the current year period as compared to last year as we continue to see a shift in media consumption away from publishing.

Operating Expenses

	Three Months Ended March 31,
(in thousands)	2005	2004
Operating expenses:
Cost of revenues	$38,680	$33,850
Sales and marketing	18,805	18,234
General and administrative	10,764	8,903
Depreciation	3,915	7,171
Amortization	2,135	900

Total operating expenses	$74,299	$69,058

Cost of Revenues, Sales and Marketing, and General and Administrative. We refer to cash related expenses as cost of revenues, sales and marketing, and general and administrative expenses. We incurred cash related expenses in aggregate of $68.2 million and $61.0 million for the three months ended March 31, 2005 and 2004, representing approximately 91% and 96% of total revenues, respectively. The majority of our cash related expenses are costs associated with employee compensation, benefits and facilities. Total cash related expenses increased approximately 12% for the three months ended March 31, 2005 when compared to the prior year. This increase related primarily to expanding our workforce to accommodate our revenue growth mostly in the areas of content creation and sales and marketing, as well as personnel added through acquisitions. Our headcount has increased by approximately 13% from March 31, 2004 to March 31, 2005.

Depreciation and Intangible Assets Amortization. Depreciation expense was $3.9 million and $7.2 million for the three months ended March 31, 2005 and 2004, respectively. The decrease in depreciation expense in the three months ended March 31, 2005 as compared to prior year resulted from $3.5 million of charges related to buildings and fixed assets in Switzerland, which were written down to their estimated fair value in the first quarter of 2004.

Intangible assets amortization expense was $2.1 million and $900,000 for the three months ended March 31, 2005 and 2004, respectively. Our amortization expense has increased from the amortization of intangible assets that were acquired during 2004.

Operating Income (Loss)

We recorded operating income of $413,000 for the three months ended March 31, 2005, and an operating loss of $5.7 million for the three months ended March 31, 2004. The increase in operating income in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was due to an increase in revenues of $11.3 million partially offset by increased expenses to accommodate that revenue growth.

Operating Income before Depreciation and Amortization

As shown in the table in the Overview section above, we had operating income before depreciation and amortization of $6.5 million and $2.4 million for the three months ended March 31, 2005 and 2004, respectively. Operating income before depreciation and amortization increased by $4.1 million. The increase primarily related to growth in revenues which exceeded any incremental increase in operating costs, before depreciation and amortization, resulting in an increase in operating margin.

Nonoperating Income and Expense

Realized Gain/Loss on Investments. We recognized a gain of $568,000 and $8.0 million during the three months ended March 31, 2005 and 2004, respectively, from the sale of privately-held investments. Our investments in these companies were purchased upon the acquisition of those companies by third parties.

Interest Expense. Interest expense decreased by approximately $900,000 for the three months ended March 31, 2005 as compared to the same period of the prior year. The decrease resulted from the redemption of our 5% Convertible Subordinated Notes through the issuance of 0.75% Convertible Senior Notes.

Other Income (Expense). Other income for the three months ended March 31, 2004 consisted primarily of $1.7 million of foreign exchange gain related to the reclassification of our building in Switzerland to assets held for sale.

Net Income

We recorded net income of $383,000 or $0.00 per basic and diluted share for the three months ended March 31, 2005 compared to net income of $2.9 million or $0.02 per basic and diluted share for the three months ended March 31, 2004. Net income for the three months ended March 31, 2004 included a gain of $8.0 million from the sale of privately-held investments, and a $3.5 million charge related to buildings and fixed assets in Switzerland offset by a $1.7 million foreign exchange gain recognized upon reclassification of the buildings to assets held for sale. The decrease in the current quarter earnings as compared to the prior year period was due primarily to the non-recurring net gain recorded in the three months ended March 31, 2004.

Segment Revenues and Operating Expenses

For the three months ended March 31, 2005 as compared to the same period of the prior year, revenues increased for both the U.S. Media and International Media segments. The U.S. revenue increase reflects increases from marketing services revenues and licensing, fees and user revenues. The increase in marketing services revenues is due to growth from existing operations and from the Webshots acquisition. The increase in licensing, fees and user revenues is due to Webshots and existing operations. Revenues from the International segment reflect increases from acquisitions, existing operations and exchange rate differences.

For the three months ended March 31, 2005, both business segments have decreased operating costs as a percentage of related revenues as compared to the same period of prior year. Revenues are increasing at a rate greater than operating expenses primarily as an effect of productivity improvements resulting in an increase in operating margins.

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

(in thousands)	March 31, 2005	December 31, 2004
Cash and cash equivalents	$34,914	$29,560
Short-term marketable debt securities	25,212	22,193
Long-term marketable debt securities	17,084	22,199
Restricted cash	19,774	19,774

Total cash and investments	$96,984	$93,726

The critical components of our cash flows include:

o	Net income (loss), as adjusted for noncash operating expenses
o	Working capital requirements
o	Cash used for investments and acquisitions
o	Capital expenditures
o	Debt obligations or debt retirement
o	Proceeds from stock options and employee stock purchase plans.

Operating.     Net cash provided by operating activities of $9.5 million for the three months ended March 31, 2005 included net income of $383,000, depreciation and amortization totaling $6.1 million and an increase in working capital of $2.8 million. Net cash provided by operating activities of $6.5 million for the three months ended March 31, 2004 included net income of $2.9 million, depreciation and amortization of $8.1 million and an increase in working capital of $2.6 million. We anticipate we will continue to require cash for working capital purposes as our business expands.

Investing.     Net cash used in investing activities of $6.3 million for the three months ended March 31, 2005 was primarily due to capital expenditures and acquisitions. Capital expenditures for the quarter were $5.2 million. Capital expenditures for the full year 2005 are expected to be between $20.0 million and $22.0 million.

On January 14, 2005, we acquired TVTome, a television guide site. Under the terms of the agreement, we paid $3.0 million in cash and $2.0 million in deferred consideration. We regularly evaluate investment opportunities, and it is likely that we will make additional investments or acquisitions.

Net cash provided by investing activities of $4.1 million for the three months ended March 31, 2004 was primarily attributable to the sale of privately-held investments offset by cash paid for acquisitions and capital expenditures.

Financing.     Cash provided by financing activities of $2.9 million for the three months ended March 31, 2005 was primarily due to the issuance of common stock through the exercise of stock options and the employee stock purchase plan. Cash provided by financing activities of $3.3 million for the three months ended March 31, 2004 was primarily attributable to proceeds from the issuance of common stock through the exercise of stock options and the employee stock purchase plan.

As of March 31, 2005, we had long-term obligations outstanding under notes payable totaling $137.6 million. Notes payable included $125.0 million of 0.75% Convertible Senior Notes due in 2024. These notes are convertible, under certain circumstances, for shares of CNET Networks, Inc. common stock based on an initial effective conversion price of approximately $15.00 per share. The notes may be called by us at any time after five years, and may be put to CNET by the holders in five, ten and fifteen years. Additionally, we have a $10.0 million note related to the Webshots acquisition and a $2.0 million note payable related to the TV Tome acquisition both of which are due in 2007.

As of March 31, 2005, our aggregate cash balances totaled $97.0 million, consisting of $77.2 million cash and equivalents, short-term and long-term investments in marketable debt securities as well as $19.8 million of restricted cash. We believe that existing funds will be sufficient to meet our anticipated cash needs to cover operations and for working capital fluctuations and for capital expenditures for the next 12 months. However, any significant acquisitions completed in the future could reduce our cash balances and may affect our liquidity and funding needs. As a result, we may determine to raise proceeds for potential acquisitions through the issuance of debt or equity securities. Our ability to raise such additional capital will depend on market conditions at the time.

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

Revenue recognition

We recognize revenues once the following criteria are met:

o	Persuasive evidence of an arrangement exists
o	Delivery of our obligation to our customer has occurred
o	The price to be charged to the buyer is fixed or determinable
o	Collectibility of the fees to be charged is reasonably assured.

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

Licensing, Fees and User. Revenues for subscriptions to our Internet sites and product databases are recognized on a straight-line basis over the term of the subscription. CNET Networks completes our obligation to customers for these arrangements by granting them password access to our sites or databases. Upon execution of a contract, billing and commencement of the services, we record deferred revenue for the fee charged. This deferred revenue is recognized on a straight-line basis over the period of the arrangement. The amounts under contract are not refundable after the customer has used the service.

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

Collectibility of receivables

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our allowances on periodic assessment of our customers’ liquidity and financial condition through credit rating agencies reports, financial statement reviews and historical collection trends. If the financial condition of our customers were to deteriorate and thereby result in an inability to make payments, additional allowances would be required. As of March 31, 2005 and December 31, 2004, our allowance for doubtful accounts was $10.5 million for both periods.

Goodwill and intangibles impairment

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

RECENT ACCOUNTING PROUNOUNCEMENTS

In December 2004, the FASB issued Statement 123R, “Share-Based Payment”, which will require all companies to measure compensation cost for all employee share-based payments at fair value. This statement was to be effective for public companies for interim or annual periods beginning after June 15, 2005. On April 14, 2005, the SEC adopted a new rule that amends the compliance dates for implementation of FAS 123R. The SEC’s new rule allows companies to implement Statement 123R as of the beginning of their next fiscal year, which for CNET Networks would be January 1, 2006. The statement eliminates the alternative to use the intrinsic value method of accounting under APB Opinion No. 25 that was allowed under the original provisions of Statement 123. Since we currently report share-based compensation using the intrinsic-value method, the adoption of this standard will have a significant impact on the consolidated statement of operations as we will be required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The stock-based compensation disclosure within Note (1) of Item 1 – “Financial Statements” sets out the impact of using fair value accounting for share-based payments for the three months ended March 31, 2005 and 2004. However, the amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed in future periods upon the adoption of Statement 123R as those amounts will vary with the level of equity instrument awards and the grant-date value of those awards. Additionally, upon implementation of Statement 123R, we may choose to use a different valuation model to value the compensation expense associated with employee stock options. We are still evaluating the provisions of Statement 123R.

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

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in its annual reports on Form 10-K that contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In the course of performing our evaluation under Section 404 of the Sarbanes-Oxley Act of 2002, we determined that we had a material weakness in our internal control over financial reporting because we did not maintain sufficient levels of appropriately qualified personnel in our financial reporting processes, particularly in the area of accounting for non-routine and complex transactions. While we are in the process of remediating this weakness, there can be no assurances that we will be successful in our efforts or that management or our independent registered public accountants will not detect additional deficiencies or material weaknesses in our internal controls over financial reporting.

For a more detailed discussion of risks about our business, see CNET Networks, Inc. Annual Report on Form 10-K for the year ended December 31, 2004 and subsequent Forms 10-Q and Forms 8-K, as well as our definitive proxy statement dated April 11, 2005 and other Securities and Exchange Commission filings, including under the captions “Risk Factors” and “Management’s Discussion and Analysis of Results of Operations.”

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

In our Annual Report on Form 10-K for the year ended December 31, 2004, we disclosed that in the course of performing our evaluation under Section 404 of the Sarbanes-Oxley Act of 2002, we determined that we had a material weakness in our internal control over financial reporting because we did not maintain sufficient levels of appropriately qualified personnel in our financial reporting processes, particularly in the area of accounting for non-routine and complex transactions. During the first quarter of 2005, we began the process of hiring qualified and experienced internal audit personnel to relieve financial reporting personnel of additional work related to the assessment of internal control over financial reporting. In addition, we began the process of adding qualified and experienced personnel in the area of financial reporting to assist in the documentation and review of non-routine and complex accounting issues. Pending the completion of the hiring of sufficient levels of new staff, we intend to increase our usage of outside experts as needed to enable us to follow our internal control procedures, particularly in the area of accounting for non-routine and complex transactions.

Given the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, which we may have detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Further, the design of a control system must reflect the fact that there are resource constraints, and that benefits of controls must be considered relative to their costs. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

The majority of the issuers, including CNET Networks, and their insurers have approved a settlement agreement and related agreements. The agreements set forth the terms of a settlement between CNET Networks, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Pursuant to those agreements, CNET Networks’ insurers would participate in an undertaking to guarantee a minimum recovery by the plaintiffs. Among other provisions, the settlement provides for a release of CNET Networks and the individual defendants for the conduct alleged in the action to be wrongful. CNET Networks would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims CNET Networks may have against its underwriters. The settlement agreement also provides for a “back-stop” guarantee from the issuers and their insurers pursuant to which they will pay the plaintiffs any shortfall between $1 billion and the amounts recovered in the ongoing litigation against the underwriters. It is anticipated that any potential financial obligation of CNET Networks to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, CNET Networks does not expect that the settlement will involve any payment by CNET Networks. Based on the amount of CNET Networks’ insurance and the agreement of the insurers to cover legal expenses after June 1, 2003, CNET Networks does not anticipate additional expenses or liability if the settlement is approved. CNET Networks currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and CNET Networks is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the CNET Networks’ insurance carriers should arise, CNET Networks’ maximum financial obligation to plaintiffs pursuant to the settlement agreement is less than $3.4 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The requested modifications would provide for a mutual bar of all contribution claims by the settling and non-settling parties and would not bar the parties from pursuing other claims. The court has set a deadline of May 2, 2005 for the plaintiffs and the issuers to submit a revised settlement agreement and a deadline of May 16, 2005 for the underwriter defendants to the revised settlement agreement. There is no assurance that the parties to the settlement will be able to agree to a revised settlement agreement consistent with the court’s opinion, or that the court will grant final approval to the settlement to the extent the parties reach agreements. If the settlement is not concluded and CNET Networks is found liable, we anticipate that any potential financial obligation of CNET Networks to plaintiffs will be covered by existing insurance. Regardless of whether the settlement is approved, and even if material limitations arise with respect to our expected recovery of any potential obligations to plaintiffs from our insurance carriers, we do not expect that any payments required to be made by CNET Networks will be material.

On August 3, 2004, a class action lawsuit was filed in the Superior Court of the State of California, County of San Francisco by Mario Cisneros and Michael Voigt on behalf of themselves, all others similarly situated and the general public against CNET Networks and numerous other defendants. The complaint alleges that certain search results displayed by the defendants facilitate illegal internet gambling in violation of California state law. CNET Networks cannot predict the impact of this litigation on its business, financial condition or results of operations.

There are no other legal proceedings to which CNET Networks is a party that are reasonably expected to be material to our business or financial condition.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds.       None.

ITEM 3.     Defaults Upon Senior Securities.         None.

ITEM 4.      Submission of Matters to a Vote of Security Holders.       None.

ITEM 5.     Other Information.

On April 28, 2005, CNET Download.com announced that it had instituted a new zero-tolerance policy on adware that resulted in the removal of all software programs on its Web site that include adware of any kind, impacting approximately 500 products. Given that the titles removed from the site represent a small fraction of the tens of thousands of titles on CNET Download.com, CNET Networks does not believe that the removal of the software titles and its new zero-tolerance policy will impact CNET Networks’ financial results or traffic to the site.

CNET Download.com has always enforced an adware policy that required publishers to clearly disclose what was being bundled with their products. In addition, CNET Networks has always had a policy banning spyware and similar software that intrudes upon users’ safety. By making the decision to ban all bundled adware, CNET Networks is taking its policy a step further based on what consumers consider to be a nuisance, imposing standards that are well beyond any current or proposed legal requirements.

CNET Networks first announced this new policy to affected software publishers in early April. Any related announcements related to other companies’ adware practices and related litigation that occurred on the day of, or following, CNET Networks’ April 28th announcement were purely coincidental and in no way related to CNET Networks’ new adware policy.

ITEM 6.     Exhibits.

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

CNET Networks, Inc. (Registrant) BY: /s/ Douglas N. Woodrum —————————————— Douglas N. Woodrum Executive Vice President, Chief Financial Officer

Dated: May 3, 2005

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003

31.2*	Certificate of Chief Financial Officer pursuant Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003

32.1*	Certificate of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350, dated August 1, 2003

32.2*	Certificate of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350, dated August 1, 2003

* Filed herein.