Form 10-Q
period 2005-06-30
CNET NETWORKS INC
filed 2005-08-08
CIK 1015577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

         (Mark One)

            [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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
YES [X] NO [      ]

         As of August 4, 2005 there were 147,136,017 shares of the registrant’s common stock outstanding.

CNET NETWORKS, INC.CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Interactive	$76,775	$59,243	$145,280	$114,748
Publishing	7,738	8,845	13,945	16,737

Total revenues	84,513	68,088	159,225	131,485
Operating expenses:
Cost of revenues	40,063	34,700	78,743	68,550
Sales and marketing	19,785	17,892	38,590	36,126
General and administrative	10,499	10,026	21,263	18,929
Depreciation	4,195	4,075	8,110	11,246
Amortization of intangible assets	2,370	1,656	4,505	2,556

Total operating expenses	76,912	68,349	151,211	137,407
Operating income (loss)	7,601	(261)	8,014	(5,922)
Non-operating income (expense):
Realized gains on investments, net of impairments	(198)	3,306	370	11,338
Interest income	521	541	884	1,023
Interest expense	(1,010)	(3,031)	(1,790)	(4,709)
Other	(55)	(1,918)	(140)	(86)

Total non-operating income (expense)	(742)	(1,102)	(676)	7,566

Income (loss) before income taxes	6,859	(1,363)	7,338	1,644
Income tax expense	(885)	168	(789)	247

Net income (loss)	$7,744	$(1,531)	$8,127	$1,397

Basic net income (loss) per share	$0.05	$(0.01)	$0.06	$0.01

Diluted net income (loss) per share	$0.05	$(0.01)	$0.05	$0.01

Shares used in calculating basic net income (loss) per share	145,989,466	143,144,017	145,415,619	142,884,525
Shares used in calculating diluted net income (loss) per share	152,298,566	143,144,017	151,861,846	150,312,383

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.CONDENSED
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$42,198	$29,560
Investments in marketable debt securities	22,074	22,193
Accounts receivable, net	62,876	66,712
Other current assets	15,427	15,155

Total current assets	142,575	133,620

Restricted cash	19,774	19,774
Investments in marketable debt securities	10,101	22,199
Property and equipment, net	52,555	48,989
Other assets	21,656	21,722
Intangible assets, net	39,988	34,756
Goodwill	140,130	126,287

Total assets	$426,779	$407,347

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,716	$6,903
Line of credit	5,000	5,000
Accrued liabilities	58,725	61,992
Current portion of long-term debt	2,761	4,007

Total current liabilities	76,202	77,902
Non-current liabilities:
Long-term debt	138,614	135,614
Other liabilities	741	252

Total liabilities	215,557	213,768
Stockholders' equity:
Common stock; $0.0001 par value; 400,000,000 shares
authorized; 146,595,380 outstanding at
June 30, 2005 and 144,455,283 outstanding
at December 31, 2004	15	14
Additional paid-in-capital	2,729,912	2,719,576
Accumulated other comprehensive income	(13,473)	(12,652)
Treasury stock, at cost	(30,453)	(30,453)
Accumulated deficit	(2,474,779)	(2,482,906)

Total stockholders' equity	211,222	193,579

Total liabilities and stockholders' equity	$426,779	$407,347

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net Income	$8,127	$1,397
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	12,615	13,802
Asset disposals	31	274
Noncash interest	244	1,363
Allowance for doubtful accounts	1,017	1,552
Equity losses of investees	242	-
Gain on sale of marketable securities and privately
held investments	(568)	(11,338)

Loss on impairment of privately-held investments	198	-
Changes in operating assets and liabilities,
net of acquisitions
Accounts receivable	3,226	3,636
Other assets	(332)	(2,476)
Accounts payable	2,801	(1,276)
Accrued liabilities	(4,945)	2,077
Other long-term liabilities	(113)	(56)

Net cash provided by operating activities	22,543	8,955

Cash flows from investing activities:
Purchase of marketable debt securities	(4,275)	(31,965)
Proceeds from sale of marketable debt securities	16,984	12,159
Proceeds from sale of investments in privately held companies	568	13,206
Investments in privately held companies	(1,672)	(732)
Net cash paid for acquisitions	(15,940)	(7,142)
Capital expenditures	(11,712)	(6,873)

Net cash provided by (used in) investing activities	(16,047)	(21,347)

Cash flows from financing activities:
Payments received on stockholders' notes	-	137
Net proceeds from issuance of convertible notes	-	120,800
Net proceeds from employee stock purchase plan	638	447
Net proceeds from exercise of options	7,448	4,055
Proceeds from borrowings	10,000	-
Principal payments on borrowings	(10,885)	(113,910)

Net cash provided by financing activities	7,201	11,529

Net increase in cash and cash equivalents	13,697	(863)
Effect of exchange rate changes on cash and cash equivalents	(1,059)	(2,424)
Cash and cash equivalents at the beginning of the period	29,560	65,913

Cash and cash equivalents at the end of the period	$42,198	$62,626

Supplemental disclosure of cash flow information: Interest paid	$1,112	$4,359
Taxes paid	$876	$--

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

(1) BASIS OF FINANCIAL STATEMENTS

BUSINESS AND BASIS OF PRESENTATION

CNET Networks, Inc. (“CNET Networks”) is a worldwide media company and creator of content environments for the interactive age. CNET Networks operates websites, each with its own distinct brand, in three content categories: personal technology, games and entertainment, and business technology. The personal technology category is anchored by brands such as CNET.com, CNET Download.com, and Webshots. The games and entertainment category primarily consists of the GameSpot, MP3.com and TV.com brands. Industry leading brands such as ZDNet, TechRepublic, BNET, CNET News.com and Release 1.0 are components of the business technology category. CNET Networks was incorporated in the state of Delaware in December 1992.

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

The condensed consolidated results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the current year or any other future period.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in CNET Networks’ significant accounting policies during the six months ended June 30, 2005 as compared to what was previously disclosed in CNET Networks’ Annual Report on 10-K for the year ended December 31, 2004, except as noted below.

CONCENTRATION OF CREDIT RISK

There were no revenues exceeding 10% of total revenues for the three and six months ended June 30, 2005. Revenues from Google Inc. approximated 10% of total revenues for both the three and six months ended June 30, 2004.

INCOME TAXES

In February 2005, CNET Networks and the Internal Revenue Service reached an agreement whereby $173.6 million of net operating losses, which were under review by the IRS, were deemed allowable for carryforward. Accordingly, an additional net deferred tax asset of $57.2 million was recorded in the first quarter of 2005 against which a full valuation allowance has been provided. At June 30, 2005, CNET Networks has U.S. federal and foreign net operating losses available for carryforward totaling $459.9 million, consisting of U.S. net operating losses of $371.5 million and of cumulative foreign net operating losses of $88.4 million.

PRIVATELY-HELD INVESTMENTS

CNET Networks has an investment in a privately held company comprising approximately 19% of that company’s equity. This investment has historically been accounted for using the cost accounting method. During the first quarter of 2005, CNET Networks provided additional debt financing to this company, and determined that it should use the equity method of accounting for this investment beginning in the first quarter of 2005. Accounting for this investment under the equity method of accounting has not had a material impact on CNET Networks’ results of operations. For as long as this investment qualifies for the equity method of accounting, CNET Networks will be required to record its share of this company’s net income (loss).

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

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$ 7,744	$ (1,531)	$ 8,127	$ 1,397
Fair value based method
compensation expense
Options	(4,138)	(4,485)	(8,741)	(9,815)
ESPP	(78)	(83)	(184)	(162)

Proforma	$ 3,528	$ (6,099)	$ (798)	$ (8,580)

Basic net income (loss) per share:
As reported	$ 0.05	$ (0.01)	$ 0.06	$ 0.01
Proforma	$ 0.02	$ (0.04)	$ (0.01)	$ (0.06)
Diluted net income (loss) per share:
As reported	$ 0.05	$ (0.01)	$ 0.05	$ 0.01
Proforma	$ 0.02	$ (0.04)	$ (0.01)	$ (0.06)

The weighted-average fair value of options granted in the three and six months ended June 30, 2005 was $9.97 and $9.92, respectively. The weighted-average fair value of options granted in the three and six months ended June 30, 2004 was $10.29 and $10.01, respectively.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Stock Plan: Dividend yield	0%	0%	0%	0%
Expected volatility	83.5%	93.0%	83.5%	93.0-98.0%
Risk-free interest rate	3.76%	2.68%	3.52-3.76%	2.22-2.68%
Expected life (in years)	3	3	3	3
Employee Stock Purchase Plan: Dividend yield	0%	0%	0%	0%
Expected volatility	34.5%	73.0%	34.5-54.2%	73.0%
Risk-free interest rate	2.51-2.82%	0.96-1.00%	2.23-2.82%	0.90-1.00%
Expected life (in years)	0.25-0.50	0.25-0.50	0.25-0.50	0.25-0.50

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement 123R, “Share-Based Payment”, which will require all companies to measure compensation cost for all employee share-based payments at fair value. This statement was to be effective for public companies for interim or annual periods beginning after June 15, 2005. On April 14, 2005, the SEC adopted a new rule that amends the compliance dates for implementation of FAS 123R. The SEC’s new rule allows companies to implement Statement 123R as of the beginning of their next fiscal year, which for CNET Networks would be January 1, 2006. The statement eliminates the alternative to use the intrinsic value method of accounting under APB Opinion No. 25 that was allowed under the original provisions of Statement 123. Since we currently report share-based compensation using the intrinsic-value method, the adoption of this standard will have a significant impact on the consolidated statement of operations as we will be required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The stock-based compensation disclosure within this note sets out the impact of using fair value accounting for share-based payments for the three and six months ended June 30, 2005 and 2004. However, the amounts disclosed within our footnote are not necessarily indicative of the amounts that will be expensed in future periods upon the adoption of Statement 123R as those amounts will vary with the level of equity instrument awards and the grant-date value of those awards. Additionally, upon implementation of Statement 123R, we may choose to use a different valuation model to value the compensation expense associated with employee stock options. We are still evaluating the provisions of Statement 123R.

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

(2) ACQUISITIONS

For the six months ended June 30, 2005, purchase consideration for all acquisitions was as follows:

(in thousands)
Cash	$10,950
Stock issued	2,249
Deferred consideration	9,000
Estimated direct acquisition costs	458

Net assets acquired	$22,657

On April 4, 2005, CNET Networks acquired existing technology from Wind-up Labs, LLC which operated the heypix.com web site (Wind-up Labs and HeyPix, collectively know as “HeyPix”). HeyPix provided additional functionality and product enhancements to Webshots users. On April 14, 2005, CNET Networks acquired MetaCritic, Inc., which operates the metacritic.com website that provides users with reviews of movies, games, music and books. The acquisition of MetaCritic broadens CNET Networks’ content coverage in the games and entertainment category. On January 14, 2005, CNET Networks acquired Collaborative Content LLC which operated the website at www.tvtome.com (Collaborative Content LLC and TVTome, collectively known as “TVTome”). TVTome’s website provided episode guides for almost all the current and for many of the classic television shows. In June 2005, this site was redirected to CNET Networks site, TV.com. TVTome provided CNET Networks additional users and usage, and the opportunity to expand into new categories of advertisers.

Under the terms of the agreements, CNET Networks paid an aggregate purchase price totaling $11.3 million for the HeyPix, MetaCritic and TVTome acquisitions consisting of 240,540 shares of CNET Networks, Inc. common stock valued at $2.3 million, approximately $6.0 million paid in cash, and $3.0 million of notes payable, which are due in two years bearing interest at a rate of 3.0% per year, and are included in long-term debt.

On April 19, 2005, CNET Networks acquired a 90% interest in the assets of PCHome located in Shanghai, China in cooperation with Chinese subsidiaries and affiliates. PCHome operates a personal technology website, pchome.net. The acquisition of PCHome in China will allow CNET Networks to continue to expand its online presence in China and place CNET Networks in a position to capitalize on the potential of the developing Chinese online market. As part of the transaction, CNET Networks agreed to acquire the 10% interest, at the sellers’ option exercisable on the second and third anniversary of the acquisition, for a per share price equal to that paid for the original 90% interest.

The purchase price paid for the 90% interest in PCHome totaled $10.9 million, consisting of $4.9 million paid in cash, and $6.0 million of deferred consideration, which is due in the fourth quarter of 2005 and as such is included in accrued liabilities.

Under the purchase method of accounting, the total purchase prices as of the dates of acquisition have been allocated to assets and liabilities based on management’s estimate of fair value. The estimated fair values of the assets acquired and liabilities assumed for these acquisitions at the dates of acquisition are as follows:

(in thousands)	Total	Weighted Average Life
Cash acquired	$ 378
Tangible assets acquired	482
Amortizable intangible assets:		4 years
Tradenames	1,991	8 years
Existing technology	4,832	3 years
Existing relationships	1,449	6 years
Content	1,076	3 years
Noncompete	88	3 years
Goodwill	13,564

Total assets acquired	23,860
Liabilities assumed	(1,203)

Net assets acquired	$ 22,657

The excess of the purchase consideration over the fair value of the net assets acquired has been allocated to goodwill. A preliminary estimate of $13.6 million has been allocated to goodwill, of which $4.4 million is deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. The preliminary purchase price allocation for these acquisitions is subject to revision as more detailed analysis is completed and additional information on the fair value of the assets becomes available. Any change in the fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill. The results of TVTome’s, MetaCritic’s and PCHome’s operations have been included in CNET Networks’ statement of operations from their respective dates of acquisition.

(3) GOODWILL AND INTANGIBLE ASSETS

Acquired Intangible Assets. The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

(in thousands)	June 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Tradename/trademarks	$40,596	$(23,466)	$17,130	$14,711
Existing relationships	15,065	(1,836)	13,229	12,813
Developed technology	7,556	(1,479)	6,077	1,871
Content	3,203	(950)	2,253	1,684
Other	2,280	(981)	1,299	3,677

Total intangible assets, net	68,700	$(28,712)	$39,988	$34,756

Intangibles that are subject to amortization are amortized on a straight-line basis and have original estimated useful lives as follows: tradenames/trademarks over two to fifteen years, registered users over three to seven years, developed technology over two to three years, content over two to three years, and other over two to five years. Useful lives are reviewed regularly to ensure that a change in circumstances has not occurred that would result in a change in useful life. Estimated future amortization expense related to acquired intangible assets at June 30, 2005 is as follows:

(in thousands)
Q3 and Q4 2005	$ 5,494
2006	9,833
2007	8,002
2008	5,553
2009	4,634
Thereafter	6,472

$39,988

Goodwill.     The following table sets forth the changes in goodwill for the six months ended June 30, 2005:

(in thousands)	Total	U.S. Media	Computer Shopper	Channel Services	Asia	Europe
Balance as of December 31, 2004	$126,287	$89,543	$10,728	$ 5,674	$18,101	$ 2,241
Acquisitions and foreign
translation adjustments	13,843	6,540	--	(48)	7,458	(107)

Balance as of June 30, 2005	$140,130	$96,083	$10,728	$ 5,626	$25,559	$ 2,134

The U.S. Media, Computer Shopper and Channel Services reporting units operate in our U.S. Media segment and the Asia and Europe reporting units operate in our International segment.

(4) NET INCOME PER SHARE

The following table sets forth the computation of net income per share:

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income available to common stockholders	$7,744	$(1,531)	$8,127	$1,397

Weighted average shares - basic	145,989,466	143,144,017	145,415,619	142,884,525
Stock options	6,309,100	--	6,446,227	7,427,858

Weighted average shares - diluted	152,298,566	143,144,017	151,861,846	150,312,383

Basic income (loss) per common share	$0.05	$(0.01)	$0.06	$0.01

Diluted income (loss) per common share	$0.05	$(0.01)	$0.05	$0.01

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period.

Diluted net income per share for the three and six months ended June 30, 2005 does not include the effect of 3,657,923 and 3,659,673 common shares related to options with a weighted average exercise price of $17.97 and $17.96, respectively, because their effect is anti-dilutive. Diluted net income per share for the three and six months ended June 30, 2005 also does not include the effect of 8,333,337 common shares related to the 0.75% Convertible Senior Notes with an average conversion price of $15.00 per share, because their effect is anti-dilutive.

Diluted net loss per share for the three months ended June 30, 2004 does not include the effect of 7,408,520 common shares related to options with a weighted average exercise price of $9.93 because their effect is anti-dilutive. Diluted net loss per share for the three months ended June 30, 2004 also does not include the effect of 5,898,879 common shares related to the 0.75% Convertible Senior Notes with an average conversion price of $15.00 per share or 2,254,561 common shares related to the 5% Convertible Subordinated Notes with an average conversion price of $37.41 per share, because their effect is anti-dilutive. Diluted net income for the six months ended June 30, 2004 does not include the effect of 2,932,962 common shares related to the 0.75% Convertible Senior Notes with an average conversion price of $15.00 per share or 2,649,596 common shares related to the 5% Convertible Subordinated Notes with an average conversion price of $37.41, because their effect is anti-dilutive.

(5) COMPREHENSIVE INCOME

The components of other comprehensive income for the three and six months ended June 30, 2005 and 2004 are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$ 7,744	$(1,531)	$ 8,127	$ 1,397
Other comprehensive income:
Unrealized holding gains arising
during the period, net of tax	$ 168	$ 21	$ 214	$ 129
Unrealized holding losses arising
during the period, net of tax	(41)	(620)	(97)	(636)
Foreign currency translation gain (loss)	(612)	(728)	(937)	1,156

Comprehensive income (loss)	$ 7,259	$(2,858)	$ 7,307	$ 2,046

(6) SEGMENTS

CNET Networks’ primary areas of measurement and decision-making include two principal business segments, U.S. Media and International Media. U.S. Media consists of an online network focused on three content categories: personal technology, games and entertainment, and business technology, as well as U.S. print operations and our product database licensing business. International Media includes the delivery of online technology information and several technology print publications in non U.S. markets.

Summarized information by segment as excerpted from internal management reports is as follows:

(in thousands)	U.S. Media	International Media	Other (1)	Total
Three Months Ended
June 30, 2005
Revenues	$67,540	$16,973	$-	$84,513
Operating expenses	54,472	15,875	6,565	76,912

Operating income (loss)	$13,068	$1,098	$(6,565)	$7,601

Three Months Ended
June 30, 2004
Revenues	$54,359	$13,729	$-	$68,088
Operating expenses	48,901	13,717	5,731	68,349

Operating income (loss)	$5,458	$12	$(5,731)	$(261)

Six Months Ended
June 30, 2005
Revenues	$129,844	$29,381	$-	$159,225
Operating expenses	107,203	31,393	12,615	151,211

Operating income (loss)	$22,641	$(2,012)	$(12,615)	$8,014

Six Months Ended
June 30, 2004
Revenues	$107,128	$24,357	$-	$131,485
Operating expenses	96,020	27,585	13,802	137,407

Operating income (loss)	$11,108	$(3,228)	$(13,802)	$(5,922)

Since operating income (loss) before depreciation and amortization expenses is the measure of operating performance that management uses for making decisions and allocating resources, certain operating costs are not allocated across segments. These unallocated operating costs, included in “Other” in the tables above, represent all depreciation and amortization expenses. For the six months ended June 30, 2004, the $13.8 million of depreciation and amortization expense included $3.5 million related to an impairment charge taken on our buildings and fixed assets in Switzerland used by our Channel operations.

Assets are not allocated to segments for internal reporting purposes. Segment operating income (loss) before depreciation and amortization should not be considered a substitute for operating income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

The following table represents revenues for groups of similar services.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Marketing services	$67,115	$ 52,604	$125,198	$100,612
Licensing, fees and user	9,660	6,639	20,082	14,136

Interactive	76,775	59,243	145,280	114,748
Publishing	7,738	8,845	13,945	16,737

	$84,513	$ 68,088	$159,225	$131,485

o	Marketing Services: sales of advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement is viewed by users of our websites) or activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners, or download a software application or a whitepaper)
o	Licensing, Fees and User: licensing our product database and online content, subscriptions to our online services, and other paid services
o	Publishing: sales of advertisements in our print publications, subscriptions and newsstand sales of publications, and custom publishing services.

(7) COMMITMENTS AND CONTINGENCIES

Lease Abandonment. In 2001 in connection with a restructuring of our business, CNET Networks performed an evaluation of its domestic and international real estate requirements. This evaluation resulted in the consolidation or abandonment of several leased facilities. In connection with these abandoned leases, CNET Networks established an accrual for lease abandonment. The balance in this accrual was $2.8 million at December 31, 2004. During the six month period ended June 30, 2005, there were adjustments to the accrual of $75,000 resulting from a change in assumptions regarding the subleasing of properties, and cash expenditure reductions to this accrual were $1.6 million. At June 30, 2005, a balance of $1.1 million remained in this accrual.

Legal. Two shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York on August 16, 2001 and September 26, 2001, against Ziff-Davis, Eric Hippeau, former Chief Executive Officer of Ziff-Davis, and Timothy O’Brien, former Chief Financial Officer of Ziff-Davis, and investment banks that were the underwriters o f the public offering of ZDNet series of Ziff-Davis stock (the ZDNet Offering). One of the complaints also names CNET Networks as a defendant , as successor in liability to Ziff-Davis. The complaints are similar and allege violations of the Securities Act of 1933, and one of the complaints also alleges violations of the Securities Exchange Act of 1934. The complaints allege the receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the ZDNet Offering and a greements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the ZDNet Offering was false and misleading and in violation of the securities laws because it did not disclose the arrangements. A Consolidated Amended Complaint, which is now the operative complaint, was filed in the Southern District of New York on April 19, 2002. The action seeks damages in an unspecified amount. The action is being coordinated with over 300 nearly identical actions filed against other companies and their underwriters.

The majority of the issuers, including CNET Networks, and their insurers have approved a settlement agreement and related agreements. The agreements set forth the terms of a settlement between CNET Networks, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Pursuant to those agreements, CNET Networks’ insurers would participate in an undertaking to guarantee a minimum recovery by the plaintiffs. Among other provisions, the settlement provides for a release of CNET Networks and the individual defendants for the conduct alleged in the action to be wrongful. CNET Networks would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims CNET Networks may have against its underwriters. The settlement agreement also provides for a “back-stop” guarantee from the issuers and their insurers pursuant to which they will pay the plaintiffs any shortfall between $1 billion and the amounts recovered in the ongoing litigation against the underwriters. It is anticipated that any potential financial obligation of CNET Networks to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, CNET Networks does not expect that the settlement will involve any payment by CNET Networks. Currently, the settlement is in the process of being approved.

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

ITEM 2.     Management's Discussion and of Financial Condition and Results of Operations

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

CNET Networks operates a portfolio of well-known brands that reach engaged, targeted audiences in multiple content categories. We operate industry leading websites, each with its own distinct brand, that deliver rich, authentic content experiences for both users and marketers. Our network of properties is currently focused on three content categories: personal technology, games and entertainment, and business technology. The personal technology category is anchored by top brands such as CNET.com, CNET Download.com, and Webshots. The games and entertainment category primarily consists of the GameSpot, MP3.com and TV.com brands. Brands such as ZDNet, TechRepublic, BNET, CNET News.com and Release 1.0 are components of the business technology category.

We have determined that our business segments are U.S. Media and International Media. U.S. Media consists of an online network focused on three content categories: personal technology, games and entertainment, and business technology, as well as U.S. print operations and our product database licensing business. International Media includes the delivery of online technology information and several technology print publications in non U.S. markets.

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

We evaluate our revenues according to the classifications listed above. We classify our marketing services revenues and licensing, fee and user revenues as interactive revenues and our publishing revenues as publishing revenues on our consolidated statements of operations. Revenues for the three and six months ended June 30, 2005 and 2004 for these categories are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Marketing services	$67,115	$52,604	$125,198	$100,612
Licensing, fees and user	9,660	6,639	20,082	14,136

Interactive	76,775	59,243	145,280	114,748
Publishing	7,738	8,845	13,945	16,737

	$84,513	$68,088	$159,225	$131,485

As a Percentage of Revenues:
Marketing Services	80%	77%	79%	76%
Licensing, fees and user	11%	10%	12%	11%

Interactive	91%	87%	91%	87%
Publishing	9%	13%	9%	13%

	100%	100%	100%	100%

We had an average 115.1 million unique users in the second quarter of 2005 as compared to 74.2 million unique users in the second quarter of 2004, an increase of 55%. Daily page views averaged 97.7 million in the second quarter of 2005 compared with 41.8 million in the second quarter of 2004, a 134% increase. These increases reflect growth from acquisitions, most notably from Webshots and TVTome, as well as in our existing properties. While increases or decreases in unique users and daily average page views are not necessarily indicative of increases or decreases in financial results, we believe that these statistics are helpful because they provide insight into the growth of the Internet as an advertising medium resulting from increased user adoption and into user demand for CNET Networks’ properties in particular.

We evaluate our financial performance primarily on the following key measurements:

o	Revenues
o	Operating income (loss)
o	Operating income (loss) before depreciation, amortization and asset impairment
o	Net income (loss)
o	Earnings (loss) per share
o	Net cash provided by operating activities
o	Free cash flow

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

The following table shows the reconciliation of operating income (loss) to operating income (loss) before depreciation, amortization and asset impairment:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating income (loss)	$7,601	$(261)	$8,014	$(5,922)
Depreciation	4,195	4,075	8,110	11,246
Amortization	2,370	1,656	4,505	2,556

Operating income before
depreciation and amortization	$14,166	$5,470	$20,629	$7,880

Net income (loss)	$7,744	$(1,531)	$8,127	$1,397

Basic net income (loss) per share	$0.05	$(0.01)	$0.06	$0.01

Diluted net income (loss) per share	$0.05	$(0.01)	$0.05	$0.01

We believe that “operating income (loss) before depreciation, amortization and asset impairment” is useful to management and investors as a supplement to our GAAP (accounting principles generally accepted in the United States) financial measures (a) for evaluating the ability of the business to generate cash from operations, (b) for evaluating current period performance of the business and (c) for comparing current period performance against prior period performance. Depreciation and amortization are non-cash items and include within them amounts related to past transactions and expenditures that are not necessarily reflective of the current cash or capital requirements of the business. In addition, changes in depreciation and amortization do not necessarily reflect changes in the current performance of the business. Asset impairment is a non-cash item that does not reflect upon the ability of the business to generate cash from operations. In addition, the amount of asset impairment is based on the historical carrying value of the asset and does not necessarily reflect the company’s current performance. Finally, because it can vary significantly from period to period for reasons unrelated to the performance of the business, its inclusion in operating income can make it difficult to compare results against prior periods to determine operational trends.

Management refers to “operating income before depreciation, amortization and asset impairment” to compare historical operating results, in making operating decisions and for planning and compensation purposes. A limitation associated with this measure is that it does not reflect the costs of certain capitalized tangible and intangible assets used in generating revenue. Management compensates for these limitations by relying primarily on our GAAP financial measures, such as capital expenditures, and using “operating income (loss) before depreciation, amortization and asset impairment” only on a supplemental basis. Although depreciation and amortization are non-cash charges, the capitalized assets being depreciated and amortized will often have to be replaced in the future, and “operating income (loss) before depreciation, amortization and asset impairment” does not reflect any cash requirements for such replacements. This measure also does not take into account interest expense, or the cash requirements necessary to service interest or principal payments on our debt. Nor does the measure reflect changes in, or cash requirements for, our working capital needs. “Operating income before depreciation, amortization and asset impairment” should be considered in addition to, and not as a substitute for, other measures of financial performance prepared in accordance with GAAP.

Outlook

We are focused on expanding our content coverage and services in order to continue to grow the number of users visiting our properties, as well as our advertiser base. We believe that expansion may occur through a combination of growth of existing properties, acquisitions, creation of new properties, and partnerships with third parties. We are focused on growing revenue by expanding the spending levels of our current advertisers, as well as by expanding and broadening our advertiser base, including attracting customers in categories where we have not traditionally had significant representation, such as, automotive manufacturing, consumer packaged goods, retail and financial services. We believe that expanding our size and content coverage and broadening the demographics and psychographics of our audiences should make our offerings even more appealing to our current advertisers, as well as to a new broader segment of customers. For example, in the second quarter, we launched TV.com which we expect will bring in more advertisers in the entertainment area, as well as in other consumer-oriented segments, and we also launched CNET Car Tech which has initially attracted additional automotive advertisers. Although the amount of advertising dollars received from newer categories of advertisers is not a significant portion of our current overall financial results, the extension of our customer base into broader categories provides a platform for future growth. We expect our growth in revenues to exceed any incremental increase in operating costs, before depreciation and amortization, resulting in an increase in operating margin.

In addition, we are also focused on expanding our content coverage, audiences and advertiser base in our international segment as well. During the second quarter, CNET Networks extended beyond its traditional business-technology focus internationally into more personal technology-related categories through the launch of CNET.com in the United Kingdom, cnet.co.uk, and the acquisition of PCHome in China.

We expect there will be continued growth in revenues from interactive revenues in the personal technology and games and entertainment sectors and stable revenues within our business technology category. We anticipate revenues from our publishing operations in the U.S. to decline on a year-over-year basis due to a continuing shift in media consumption towards online content. We expect that online revenues will represent an increasing proportion of international revenues reflecting faster online revenue growth than publishing.

RESULTS OF OPERATIONS

Revenues

Total Revenues. Total revenues were $84.5 million and $68.1 million for the three months ended June 30, 2005 and 2004, and were $159.2 million and $131.5 million for the six months ended June 30, 2005 and 2004, respectively. Total revenues increased 24% and 21% for the three and six months ended June 30, 2005 primarily due to growth in our interactive revenue. Publishing revenues decreased for the three and six months ended June 30, 2005 as compared to the same period of 2004.

For the three and six months ended June 30, 2005, approximately $3.2 million and $6.1 million, respectively, of our revenues were derived from barter transactions. For the three and six months ended June 30, 2004, approximately $3.0 million and $5.9 million, respectively, of our revenues were derived from barter transactions. Barter transactions occur when we deliver marketing services for the marketing services of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements delivered.

Interactive Revenues

Marketing Services Revenues. Marketing services revenues were $67.2 million and $52.6 million and represented 80% and 77% of total revenues for the three months ended June 30, 2005 and 2004, respectively. Marketing services revenues were $125.2 million and $100.6 million and represented 79% and 76% of total revenues for the six months ended June 30, 2005 and 2004, respectively. The increase in marketing services revenues of $14.5 million, or 28%, and $24.6 million, or 24%, for the three and six months ended June 30, 2005, respectively, as compared to the same periods of the prior year reflects growth from existing clients, as well as the inclusion of Webshots in the current year, which was acquired in the third quarter of 2004, and also attracting a new set of advertisers in new categories, such as automobiles, consumer packaged goods, movies and music, reflecting our expansion of content offerings in the areas of personal technology and games and entertainment.

Licensing, Fees and User. Licensing, fees and user revenues were $9.7 million and $6.6 million and represented 11% and 10% of total revenues for the three-month periods ended June 30, 2005 and 2004, respectively. Licensing, fees and user revenues were $20.1 million and $14.1 million and represented 12% and 11% of total revenues for the six-month periods ended June 30, 2005 and 2004, respectively. The $3.0 million, or 45%, increase in the three months ended June 30, 2005, and the $5.9 million or 42% increase in the six months ended June 30, 2005 reflects growth due to the acquisition of Webshots, namely revenue from its Premium Services and photo print and similar product offerings, and from existing operations.

Publishing Revenues. Publishing revenues were $7.7 million and $8.8 million and represented 9% and 13% of total revenues for the three months ended June 30, 2005 and 2004, respectively. Publishing revenues were $13.9 million and $16.7 million and represented 9% and 13% of total revenues for the six months ended June 30, 2005 and 2004, respectively. The decrease in publishing revenues was primarily due to lower advertising revenues in the current year period as compared to last year as we continue to see a shift in media consumption away from publishing. Approximately half of our publishing results are generated from our International businesses with the balance coming from our U.S. operations.

Operating Expenses

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating expenses:
Cost of revenues	$40,063	$34,700	$78,743	$68,550
Sales and marketing	19,785	17,892	38,590	36,126
General and administrative	10,499	10,026	21,263	18,929
Depreciation	4,195	4,075	8,110	11,246
Amortization	2,370	1,656	4,505	2,556

Total operating expenses	$76,912	$68,349	$151,211	$137,407

Cost of Revenues, Sales and Marketing, and General and Administrative. We refer to cash related expenses as cost of revenues, sales and marketing, and general and administrative expenses. We incurred cash related expenses in aggregate of $70.3 million and $62.6 million for the three months ended June 30, 2005 and 2004, representing approximately 83% and 92% of total revenues, respectively. We incurred cash related expenses in aggregate of $138.6 million and $123.6 million for the six months ended June 30, 2005 and 2004, representing approximately 87% and 94% of total revenues, respectively. The majority of our cash related expenses are costs associated with employee compensation, benefits and facilities. Total cash related expenses increased approximately 12% for both the three and six months ended June 30, 2005 when compared to the prior year. This increase related primarily to expanding our workforce to accommodate our revenue growth mostly in the areas of content creation and sales and marketing, as well as personnel added through acquisitions. Our average headcount has increased by approximately 17% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Depreciation and Intangible Assets Amortization. Depreciation expense was $4.2 and $4.1 million for the three months ended June 30, 2005 and 2004 and was $8.1 million and $11.2 million for the six months ended June 30, 2005 and 2004, respectively. The decrease in depreciation expense in the six months ended June 30, 2005 as compared to prior year resulted from $3.5 million of charges related to buildings and fixed assets in Switzerland, which were written down to their estimated fair value in the first quarter of 2004.

Intangible assets amortization expense was $2.4 million and $1.7 million for the three months ended June 30, 2005 and 2004 and $4.5 million and $2.6 million for the six months ended June 30, 2005 and 2004, respectively. Our amortization expense has increased from the amortization of intangible assets that were acquired during 2004 and the first half of 2005. We expect that our amortization expense will increase during the remainder of this year due to the intangible assets acquired during the first half of 2005.

Operating Income (Loss)

We recorded operating income of $7.6 million and $8.0 million for the three and six months ended June 30, 2005, and an operating loss of $261,000 and $5.9 million for the three and six months ended June 30, 2004. The increase in operating income in year-to-date 2005 as compared to the same period of 2004 was due to an increase in revenues partially offset by increased expenses to accommodate that revenue growth.

Operating Income before Depreciation and Amortization

As shown in the table in the Overview section above, we had operating income before depreciation and amortization of $14.2 million and $5.5 million for the three months ended June 30, 2005 and 2004, respectively. Operating income before depreciation and amortization increased by $8.7 million for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, we had an operating income before depreciation and amortization of $20.6 million and $7.9 million, respectively. Operating income (loss) before depreciation and amortization improved by $12.7 million. The increases in operating income before depreciation and amortization primarily related to growth in revenues which exceeded any incremental increase in operating costs, before depreciation and amortization, resulting in an increase in operating margin.

Nonoperating Income and Expense

Realized Gain/Loss on Investments. In the three months ended June 30, 2005, we recognized a loss of $198,000 due to the write-off of a privately-held investment for which an impairment was deemed to be other than temporary. We recognized a net gain of $370,000 during the six months ended June 30, 2005, and $3.3 million and $11.3 million during the three and six months ended June 30, 2004, respectively, from the sale of privately-held investments. Our investments in these companies were purchased upon the acquisition of those companies by third parties.

Interest Expense. Interest expense decreased by approximately $2.0 million and $2.9 million for the three and six months ended June 30, 2005 as compared to the same periods of the prior year. The decrease resulted primarily from the redemption of our 5% Convertible Subordinated Notes through the issuance of 0.75% Convertible Senior Notes.

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

Income Taxes

The tax benefit for the three and six months ended June 30, 2005 primarily resulted from the release of a reserve due to the settlement of a tax contingency.

Net Income

We recorded net income of $7.7 million or $0.05 per basic and diluted share for the three months ended June 30, 2005 compared to a net loss of $1.5 million or $0.01 per basic and diluted share for the three months ended June 30, 2004. We recorded net income of $8.1 million, or $0.06 per basic and $0.05 per diluted share, and $1.4 million, or $0.01 per basic and diluted share, for the six months ended June 30, 2005 and 2004, respectively. The increase in net income in the 2005 periods as compared to 2004 periods is primarily due to an increase in revenues yielding a higher incremental margin. Net income for the three and six months ended June 30, 2004 included a gain of $3.3 million and $11.3 million, respectively, from the sale of privately-held investments, and the six months ended June 30, 2004 also included a $3.5 million charge related to buildings and fixed assets in Switzerland offset by a $1.7 million foreign exchange gain recognized upon reclassification of the buildings to assets held for sale.

Segment Revenues and Operating Expenses

For the three and six months ended June 30, 2005 as compared to the same periods of the prior year, revenues increased for both the U.S. Media and International Media segments. The U.S. revenue increase reflects increases from marketing services revenues and licensing, fees and user revenues. The increase in marketing service revenues is due to growth from existing operations and from the Webshots acquisition. The increase in licensing, fees and user revenues is due to the acquisition of Webshots, as well as growth from existing operations. The increase in revenues from the International segment reflects increases from acquisitions, existing operations and exchange rate differences.

For the three and six months ended June 30, 2005, both business segments have decreased operating costs as a percentage of related revenues as compared to the same period of prior year. Revenues are increasing at a rate greater than operating expenses primarily as an effect of financial leverage achieved through productivity improvements in prior years resulting in an increase in operating margins.

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

(in thousands)	June 30, 2005	December 31, 2004
Cash and cash equivalents	$42,198	$29,560
Short-term marketable debt securities	22,074	22,193
Long-term marketable debt securities	10,101	22,199
Restricted cash	19,774	19,774

Total cash and investments	$94,147	$93,726

The critical components of our cash flows include:

o	Net income (loss), as adjusted for noncash operating expenses
o	Working capital requirements
o	Cash used for investments and acquisitions
o	Capital expenditures
o	Debt obligations or debt retirement
o	Proceeds from stock options and employee stock purchase plans.

Operating.     Net cash provided by operating activities of $22.5 million for the six months ended June 30, 2005 included net income of $8.1 million and depreciation and amortization totaling $12.6 million. Net cash provided by operating activities of $9.0 million for the six months ended June 30, 2004 included net income of $1.4 million, depreciation and amortization totaling $13.8 million and an increase from working capital of $1.9 million. We anticipate we will continue to require cash for working capital purposes as our business expands.

Investing.     Net cash used in investing activities of $16.1 million for the six months ended June 30, 2005 was primarily due to capital expenditures and acquisitions. Capital expenditures for the period were $11.7 million. Capital expenditures for the full year 2005 are expected to be between $23.0 million and $25.0 million, an increase over prior year due to the continued launch of new products and growth in users and usage.

On January 14, 2005, we acquired TVTome, a television guide site. On April 4, 2005, CNET Networks acquired the existing technology of Wind-up Labs, LLC which operated the heypix.com web site. On April 14, 2005, CNET Networks acquired MetaCritic, Inc. On April 19, 2005, CNET Networks acquired a 90% interest in the assets of PCHome, which operates the pchome.net web site in cooperation with Chinese subsidiaries and affiliates. Under the terms of the agreements for these acquisitions completed in 2005, we paid $11.0 million in cash and $9.0 million in deferred consideration. Additionally, we made cash payments of approximately $5.0 million related to deferred consideration from acquisitions completed in prior years. We regularly evaluate investment opportunities, and it is likely that we will make additional investments or acquisitions.

Net cash used in investing activities of $21.3 million for the six months ended June 30, 2004 was primarily attributable to the sale of privately held investments offset by cash paid for acquisitions and capital expenditures.

Free cash flow. Free Cash Flow is defined as net cash provided by operating activities less capital expenditures. Free cash flow for the six months ended June 30, 2005 was $10.8 million (cash provided by operating activities of $22.5 million, less capital expenditures of $11.7 million). This compares to free cash flow for the six months ended June 30, 2004 of $2.1 million (cash provided by operating activities of $9.0 million, less capital expenditures of $6.9 million).

We believe that free cash flow provides useful information about the amount of cash generated by the business after the purchase of property and equipment. A limitation of free cash flow is that it does not represent the total increase or decrease in the cash balance for the period. Free cash flow should be considered in addition to, and not as a substitute for, other measures of financial performance prepared in accordance with U.S. GAAP.

Financing.     Cash provided by financing activities of $7.2 million for the six months ended June 30, 2005 was primarily due to the issuance of common stock through the exercise of stock options and the employee stock purchase plan. Cash provided by financing activities of $11.5 million for the six months ended June 30, 2004 was primarily due to the issuance of common stock through the exercise of stock options and the employee stock purchase plan and the receipt of $125.0 million in proceeds from the offering of our 0.75% Convertible Senior Notes offset by the repayment of $113.7 million of our 5% Convertible Subordinated Notes.

As of June 30, 2005, we had long-term obligations outstanding under notes payable totaling $138.6 million. Notes payable included $125.0 million of 0.75% Convertible Senior Notes due in 2024. These notes are convertible, under certain circumstances, for shares of CNET Networks, Inc. common stock based on an initial effective conversion price of approximately $15.00 per share. The notes may be called by us at any time after five years, and may be put to CNET by the holders in five, ten and fifteen years. Additionally, we have a $10.0 million note related to the Webshots acquisition, a $2.0 million note payable related to the TV Tome acquisition and a $1.0 million note payable related to the HeyPix acquisition all of which are due in 2007.

As of June 30, 2005, our aggregate cash balances totaled $94.1 million, consisting of $74.3 million cash and equivalents, short-term and long-term investments in marketable debt securities as well as $19.8 million of restricted cash. We believe that existing funds will be sufficient to meet our anticipated cash needs to cover operations and for working capital fluctuations and for capital expenditures for the next 12 months. However, any significant acquisitions completed in the future could reduce our cash balances and may affect our liquidity and funding needs. As a result, we may determine to raise proceeds for potential acquisitions through the issuance of debt or equity securities. Our ability to raise such additional capital will depend on market conditions at the time.

On October 26, 2004, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission covering the issuance of up to $300.0 million in securities. This shelf registration and the revolving credit facility enable us to take advantage of favorable market conditions and opportunistically access the capital markets, strengthen our liquidity position and provide financial flexibility to fund growth and further expansion opportunities

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Collectibility of receivables

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our allowances on periodic assessment of our customers’ liquidity and financial condition through credit rating agencies reports, financial statement reviews and historical collection trends. If the financial condition of our customers were to deteriorate and thereby result in an inability to make payments, additional allowances would be required. As of June 30, 2005 and December 31, 2004, our allowance for doubtful accounts was $10.9 million and $10.5 million, respectively.

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

Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong and our actual results to differ materially from forecasted or historical results. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those outlined below. Consequently, no forward-looking statement can be guaranteed. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission. Also note that we provide cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

We cannot assure you that our revenues will grow in 2005 or that they will not decrease. Some of the factors that might impede our revenue growth in the future include:

o	weakness in corporate and consumer spending for technology products, consumer electronics, games or music, resulting in a decrease in advertising for those items, the primary source of our revenues;
o	our failure to attract new marketing customers, especially in the area of consumer electronics or areas outside of our traditional advertiser categories of technology, personal electronics and games, due to competition from other media outlets, dissatisfaction with our services, reduced advertising budgets or the failure of customers to embrace the Internet as a brand-advertising vehicle;
o	the loss of marketing customers or a reduction in spending by marketing customers due to dissatisfaction with our services or decreases in our customers’ advertising budgets;
o	loss of advertising and other marketing opportunities to competitors, especially as other media companies increase their content and service offerings of information and shopping services in the fields of personal technology, games and entertainment, and business technology;
o	inability to attract advertisers for our newer websites, such as those focused on photo sharing, music and entertainment;
o	a loss of revenues from our publishing operations, as more advertising dollars shift from publishing to the Internet;
o	a decline in general economic conditions, which could occur as a result of currency fluctuations, rising interest rates, or factors;
o	disruption of our operations due to technical difficulties, system downtime, Internet brownouts or denial of service or other similar attacks; and
o	disruption to our operations, employees, partners, customers and facilities caused by international or domestic terrorist attacks or armed conflict.

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

We have generated an operating loss in seven of the past nine years and have generated a net loss in six of the past nine years. Although we generated positive net income in 2004, our ability to generate positive net income in 2005 may be negatively impacted by:

o	the implementation of Financial Accounting Standards Board Statement 123R, “Share-Based Payments”, which will require CNET Networks to begin recognizing expenses for stock options for periods beginning after January 1, 2006;
o	an inability to decrease expenses in a timely manner to offset any revenue shortfalls or expenses associated with cost-reduction measures, such as severance, lease termination payments, contract termination costs or impairment charges; or
o	payments associated with contingent liabilities, such as litigation or our guarantee of the New York lease of Ziff-Davis, Inc., as described in more detail in a subsequent risk factor.

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

We may fail to achieve our incremental revenue profit margin targets, (i.e., the percent of each dollar of new revenue that we earn in 2005 as compared to 2004 that flows to operating income before depreciation and amortization). Some of the factors that could cause us not to achieve these targets include:

o	greater than expected expenses due to a decision to invest more rapidly in a product or website in response to competitive or market factors;
o	acquisitions of businesses that cannot immediately achieve these profit margins;
o	greater than expected compensation expenses due to competition for qualified employees; or
o	a failure to achieve projected revenue growth, as described in the first risk factor above.

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

The market for interactive content and services is intensely competitive and rapidly evolving. We compete for advertisers, users and business partners with numerous companies offering information and content in our primary areas of focus: personal technology, games and entertainment, and business technology. These companies generally fall into the following categories:

o	Traditional offline media, such as television, radio and print, each of which has numerous content providers offering content in our areas of focus. In particular, we compete for users and advertisers with publications devoted to personal and business technology and games information such as PC Magazine, PC World, eWeek, Games Magazine and GamePro. In addition, we also compete with mainstream business publications such as The New York Times, The Wall Street Journal, Fortune, Forbes, and Business Week;
o	Internet sites, including large general purpose portals, such as AOL, MSN and Yahoo! particularly as these properties expand their content offerings in our areas of expertise such as product reviews, games, music, video and photos, as well as niche sites focused on the same vertical markets that we focus on. For example, our gaming properties compete with other gaming sites such as IGN Entertainment, and our business technology properties compete with smaller, niche sites such as TechTarget. In addition, many traditional media companies, including print and television companies, are increasing their online offerings, creating additional competition for users and advertisers;
o	Search engines, such as Google and Yahoo!, which attract users looking for goods and services similar to those offered on our website, as well as marketing expenditures by companies trying to reach those users;
o	Online comparison shopping services, such as Shopping.com, PriceGrabber.com and Shopzilla.com, as well as shopping services operated by large general purpose portals, many of which have sought to expand the reviews and information offering on their sites; and
o	Online retail and auction companies offering goods and services similar to those that can be obtained through our websites, such as Amazon.com and eBay.

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

If we engage in further workforce reductions or business closures, we will incur severance and similar costs that could cause our operating results to be lower than forecast in the quarter in which those activities occur.

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

Our future success depends upon our ability to deliver original and compelling content and services that attract and retain users. Our ability to successfully develop and produce content and services is subject to numerous uncertainties, including the ability to:

o	anticipate and successfully respond to rapidly changing consumer tastes and preferences;
o	fund new program development;
o	attract and retain qualified editors, producers, writers, and technical personnel; and
o	successfully anticipate and respond to the increased acceptance of methods other than personal computers to access the Internet.

During 2005, we intend to continue to expand our content offerings in the area of entertainment, an area in which we have limited past experience. We may expand into other new content areas where we have limited or no experience. We cannot assure you that our content and services will be attractive to a sufficient number of users to generate revenues consistent with our estimates or sufficient to sustain operations. In addition, we cannot assure you that we will develop any new content or services in a timely or cost-effective manner. If we are unable to develop content and services that allow us to attract, retain and expand a loyal user base that is attractive to advertisers, we will be unable to generate revenue.

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

We intend to pursue new business opportunities and ventures, including acquisitions, in a broad range of areas. Any decision by us to pursue a significant business expansion or a new business opportunity would be accompanied by risks, including, among others:

o	investment of a substantial amount of capital, which could have a material adverse effect on our financial condition and our ability to implement our existing business strategy;
o	issuance of additional equity interests, which would be dilutive to current stockholders;
o	additional burdens on our management personnel and financial and operational systems;
o	difficulty of assimilating the operations, technology and personnel of the combined companies;
o	potential disruption of our ongoing business;
o	possible inability to retain key technical and managerial personnel;
o	additional expenses associated with amortization of purchased intangible assets;
o	additional operating losses and expenses associated with the activities and expansion of acquired businesses;
o	possible impairment of relationships with existing employees and advertising customers; and
o	potential undisclosed liabilities associated with acquired businesses.

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

There are certain risks inherent in doing business in international markets, such as the following:

o	weak economic conditions in foreign markets, especially in the technology sector;
o	uncertainty of product acceptance by different cultures;
o	unforeseen changes in regulatory requirements;
o	difficulties in staffing and managing multinational operations;
o	currency exchange-rate fluctuations, which could reduce our revenues as determined under U.S. GAAP, increase our expenses, and dilute our operating margins;
o	difficulties in finding appropriate foreign licensees or joint venture partners; and
o	potential adverse tax consequences.

Any of the above could have a material adverse effect on our profits and liquidity. There is a risk that such factors will have an adverse effect on our ability to successfully operate internationally and on our business, operating results and financial condition.

Changes in regulations could adversely affect the way that we operate.

It is possible that new laws and regulations in the U.S. and elsewhere will be adopted covering issues affecting our business, including:

o	privacy and use of personally identifiable information;
o	copyrights, trademarks and domain names;
o	obscene or indecent communications;
o	pricing, characteristics and quality of Internet products and services;
o	marketing practices, such as direct marketing or adware;
o	the ability of children to access our services; and
o	taxation of Internet usage and transactions.

Increased government regulation, or the application of existing laws to online activities, could:

o	decrease the growth rate of the Internet;
o	reduce our revenues;
o	increase our operating expenses; and
o	expose us to significant liabilities.

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

Our business involves risks of liability claims for Internet and print content, which could result in significant costs.

As a publisher and a distributor of content through the Internet and print publications, we may face potential liability for:

o	defamation/libel;
o	negligence;
o	copyright, patent or trademark infringement; or
o	other claims based on the nature and content of the materials published or distributed.

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

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. As part of management’s review of our accounting policies and internal control over financial reporting for the year ended December 31, 2004 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management concluded that there was a material weakness in our internal control over financial reporting related to the lack of adequate staffing in the area of financial reporting resulting in management’s inability to consistently follow some its internal control over financial reporting related to (a) the timely preparation of comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for non-routine and complex items and (b) the conducting of a critical secondary review of this supporting documentation by internal staff or outside advisors to determine its completeness and the accuracy of the conclusions. We are in the process of implementing remediating measures that are designed to eliminate the material weakness in our internal control over financial reporting. We cannot provide assurances regarding the timing or effectiveness of the remediation measures. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we can not assure you that our disclosure controls and procedures or internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Other deficiencies, particularly a material weakness in internal control over financial reporting, which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operation, financial condition or liquidity.

Accounting rules regarding goodwill could make our reported results more volatile.

Goodwill is tested for impairment annually or when an event occurs indicating the potential for impairment. We performed our annual goodwill and intangible asset impairment test as of August 31, 2004. The fair value of our reporting units was determined using a cash flow approach. We determined that the carrying value of goodwill and other intangible assets for all of our reporting units did not exceed their implied fair values. In the application of our valuation approach, we were required to make estimates of future operating trends and judgments on discount rates and other variables.

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

We have a substantial level of debt and interest expense. At December 31, 2004 we had approximately $144.6 million of outstanding indebtedness. The level of our indebtedness, among other things, could:

o	make it difficult for us to make payments on our debt as described below;
o	make it difficult for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;
o	limit our flexibility in planning for or reacting to changes in our business;
o	reduce funds available for use in our operations;
o	place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources;
o	impair our ability to incur additional debt because of financial and other restrictive covenants; and
o	make us more vulnerable in the event of a downturn in our business or an increase in interest rates.

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

The trading value of our common stock may be volatile and decline substantially.

The trading price of our common stock is subject to wide fluctuations, which are a result of a number of events and factors, including:

o	quarterly variations in operating results;
o	announcements of innovations requiring significant expenditures;
o	new products, strategic developments or business combinations by us or our competitors;
o	changes in our financial estimates or that of securities analysts;
o	our sale of common stock or other securities in the future;
o	changes in recommendations of securities analysts;
o	the operating and securities price performance of other companies that investors may deem comparable to us; and
o	news reports, including those relating to trends in the Internet.

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

Some provisions in our certificate of incorporation and bylaws could delay, prevent or make more difficult a merger, tender offer, proxy contest or change of control. Our stockholders might view any transaction of this type as being in their best interest since the transaction could result in a higher stock price than the current market price for our common stock. Among other things, our certificate of incorporation and bylaws:

o	authorize our board of directors to issue preferred stock with the terms of each series to be fixed by our board of directors;
o	divide our board of directors into three classes so that only approximately one-third of the total number of directors is elected each year;
o	permit directors to be removed only for cause; and
o	specify advance notice requirements for stockholder proposals and director nominations.

In addition, with some exceptions, the Delaware General Corporation Law restricts or delays mergers and other business combinations between us and any stockholder that acquires 15% or more of our voting stock.

A substantial number of shares of common stock may be sold, which could affect the trading price of our common stock.

We have a substantial number of shares of common stock subject to stock options. As of December 31, 2004, we had 6,199,967 shares of common stock available for future grant under our employee stock option plans, 21,147,588 issuable upon the future conversion of outstanding stock options and 8,333,337 shares of common stock issuable upon conversion of our 0.75% Convertible Senior Notes due 2024. In addition, as of December 31, 2004, we have over 255 million shares of authorized but unissued shares of our common stock that are available for future sale. We have an effective Registration Statement on Form S-3 registering the sale of up to $300 million of securities, which we may use in the future to offer equity securities. We cannot predict the effect, if any, that future sales of shares of our common stock, or the availability of shares of our common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of our common stock, including shares issued in connection with acquisitions, upon the exercise of stock options or warrants or the conversion of debt securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes and changes in the market values of our investments. All market risk sensitive interments were entered into for non-trading purposes.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the United States Government and its agencies, and in high-quality corporate issuers that, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2005, net unrealized losses on these investments were not material.

Investment Risk

We invest in equity instruments of privately held, information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method, as we do not have the ability to exert significant influence over the investee or their operations. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on investments when events and circumstances indicate that such assets might be impaired. We do not currently have significant holdings in these types of companies.

Foreign Currency Risk

The revenues and expenses associated with our overseas operations are exposed to foreign currency risk. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues and expenses. When the U.S. dollar strengthens against foreign currencies, revenues and operating expenses will decrease for our foreign operations. As most of our foreign operations operate at a near break-even level, any changes in revenues resulting for foreign currency fluctuations are expected to be somewhat negated by offsetting changes in expenses. Therefore, any impact on net income would not be expected to be material. We monitor our foreign currency exposures regularly to assess our risk and to determine if we should hedge our currency positions.

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

In our Annual Report on Form 10-K for the year ended December 31, 2004, we disclosed that in the course of performing our evaluation under Section 404 of the Sarbanes-Oxley Act of 2002, we determined that we had a material weakness in our internal control over financial reporting because we did not maintain sufficient levels of appropriately qualified personnel in our financial reporting processes, particularly in the area of accounting for non-routine and complex transactions. During the first quarter of 2005, we began the process of seeking qualified and experienced internal audit personnel to relieve financial reporting personnel of additional work related to the assessment of internal control over financial reporting. In addition, we began the process of seeking qualified and experienced personnel in the area of financial reporting to assist in the documentation and review of non-routine and complex accounting issues. As of the end of the second quarter, we have not yet completed the hiring of all open internal audit and financial reporting positions and accordingly have engaged additional outside resources to help us in achieving our hiring objectives. In addition, we have engaged experienced outside experts on a full-time basis in the area of internal audit and internal control assessment.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Except as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004, there are no legal proceedings to which CNET Networks is a party that are reasonably expected to be material to our business or financial condition.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On April 4, 2005, CNET Networks issued 240,540 shares of common stock to the shareholders of Wind-Up Labs, LLC (HeyPix) in partial consideration of the acquisition of that company. No underwriters were involved in the transaction, and we did not pay any underwriting discounts or commissions. The issuance of shares in this transaction was exempt from registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

ITEM 3.     Defaults Upon Senior Securities.       None.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

On May 16, 2005, CNET held its annual meeting of stockholders at which Betsey Nelson was re-elected as a Class III director. 138,397,822 votes were cast for Ms. Nelson and 148,221 votes were withheld. Shelby Bonnie, John C. “Bud” Colligan and Jarl Mohn and Eric Robison continued as directors following the meeting.

138,279,767 votes were cast in favor of the ratification of the appointment of KPMG LLP, 223,844 votes were cast against, and 42,432 votes abstained.

ITEM 5.     Other Information.       None.

ITEM 6.     Exhibits.

10.1	George Mazzotta offer letter, dated June 3, 2005.

10.2	Employment Transition Agreement between CNET Networks, Inc. and Douglas Woodrum.

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003

31.2	Certificate of Chief Financial Officer pursuant Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003

32.1	Certificate of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350, dated August 1, 2003

32.2	Certificate of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350, dated August 1, 2003

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNET Networks, Inc. (Registrant) BY: /s/ George E. Mazzotta —————————————— George E. Mazzotta Executive Vice President, Chief Financial Officer

Dated: August 8, 2005

EXHIBIT INDEX

Exhibit

Number Description

10.1*	George Mazzotta offer letter, dated June 3, 2005.

10.2*	Employment Transition Agreement between CNET Networks, Inc. and Douglas Woodrum.

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003

31.2*	Certificate of Chief Financial Officer pursuant Securities Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003

32.1*	Certificate of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350, dated August 1, 2003

32.2*	Certificate of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350, dated August 1, 2003

* Filed herein.