Form 10-Q
period 2005-09-30
CNET NETWORKS INC
filed 2005-11-09
CIK 1015577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

         (Mark One)

            [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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
YES [X] NO [      ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [X] NO [      ]

         As of November 4, 2005 there were 148,496,147 shares of the registrant’s common stock outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Interactive	$78,646	$61,351	$223,926	$176,099
Publishing	7,653	9,108	21,598	25,845

Total revenues	86,299	70,459	245,524	201,944
Operating expenses:
Cost of revenues	40,535	36,617	119,278	105,167
Sales and marketing	19,693	17,954	58,283	54,080
General and administrative	10,654	8,803	31,917	27,732
Depreciation	4,403	3,695	12,513	14,941
Amortization of intangible assets	2,974	1,578	7,479	4,134
Asset impairment	8,957	--	8,957	--

Total operating expenses	87,216	68,647	238,427	206,054
Operating income (loss)	(917)	1,812	7,097	(4,110)
Non-operating income (expense):
Realized gains on investments	--	--	568	11,338
Impairment of privately held investments	(1,885)	--	(2,083)	--
Interest income	375	353	1,259	1,376
Interest expense	(532)	(709)	(2,322)	(5,418)
Other	(152)	(270)	(292)	(356)

Total non-operating income (expense)	(2,194)	(626)	(2,870)	6,940

Income (loss) before income taxes	(3,111)	1,186	4,227	2,830
Income tax expense (benefit)	268	125	(521)	372

Net income (loss)	$(3,379)	$1,061	$4,748	$2,458

Basic net income (loss) per share	$(0.02)	$0.01	$0.03	$0.02

Diluted net income (loss) per share	$(0.02)	$0.01	$0.03	$0.02

Shares used in calculating basic net income (loss) per share	147,057,102	143,410,759	145,208,529	143,060,255
Shares used in calculating diluted net income (loss) per share	147,057,102	149,772,652	151,992,886	150,132,791

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.CONDENSED
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$69,845	$29,560
Investments in marketable debt securities	25,585	22,193
Accounts receivable, net	63,228	66,712
Other current assets	12,304	15,155

Total current assets	170,962	133,620

Restricted cash	4,574	19,774
Investments in marketable debt securities	12,674	22,199
Property and equipment, net	53,311	48,989
Other assets	19,296	21,722
Intangible assets, net	37,280	34,756
Goodwill	132,944	126,287

Total assets	$431,041	$407,347

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,425	$6,903
Revolving credit facility	-	5,000
Accrued liabilities	57,774	61,992
Current portion of long-term debt	2,717	4,007

Total current liabilities	67,916	77,902
Non-current liabilities:
Long-term debt	138,614	135,614
Other liabilities	690	252

Total liabilities	207,220	213,768
Stockholders' equity:
Common stock; $0.0001 par value; 400,000,000 shares
authorized; 148,057,480 outstanding at
September 30, 2005 and 144,455,283 outstanding
at December 31, 2004	15	14
Additional paid-in-capital	2,745,557	2,719,576
Accumulated other comprehensive income	(13,140)	(12,652)
Treasury stock, at cost	(30,453)	(30,453)
Accumulated deficit	(2,478,158)	(2,482,906)

Total stockholders' equity	223,821	193,579

Total liabilities and stockholders' equity	$431,041	$407,347

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net Income	$4,748	$2,458
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	19,992	19,075
Asset impairments	8,957	--
Loss on asset disposals	42	279
Noncash interest expense	291	1,533
Allowance for doubtful accounts	1,311	2,798
Equity losses in investees	308	--
Gain on sale of marketable securities and privately
held investments	(568)	(11,338)
Loss on impairment of privately held investments	2,083	--
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,580	1,997
Other assets	1,014	(410)
Accounts payable	510	(2,251)
Accrued liabilities	(5,896)	(2,779)
Other long-term liabilities	(164)	(1,632)

Net cash provided by operating activities	35,208	9,730

Cash flows from investing activities:
Purchase of marketable debt securities	(31,580)	(32,969)
Proceeds from sale of marketable debt securities	43,410	39,964
Proceeds from sales of investments in privately held companies	568	13,240
Release of restrictions on cash	10,200	--
Investments in privately held companies	(1,759)	(982)
Net cash paid for acquisitions	(15,924)	(64,821)
Capital expenditures	(16,974)	(10,635)

Net cash used in investing activities	(12,059)	(56,203)

Cash flows from financing activities:
Payments received on stockholders' notes	--	137
Net proceeds from issuance of convertible notes	--	120,800
Net proceeds from employee stock purchase plan	910	722
Net proceeds from exercise of options	22,826	4,647
Principal payments on borrowings	(5,873)	(113,975)

Net cash provided by financing activities	17,863	12,331

Net increase (decrease) in cash and cash equivalents	41,012	(34,142)
Effect of exchange rate changes on cash and cash equivalents	(727)	(2,653)
Cash and cash equivalents at the beginning of the period	29,560	65,913

Cash and cash equivalents at the end of the period	$69,845	$29,118

Supplemental disclosure of cash flow information:
Interest paid	$1,572	$4,966
Taxes paid	$1,999	$1,802

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

The condensed consolidated results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the current year or any other future period.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in CNET Networks’ significant accounting policies during the nine months ended September 30, 2005 as compared to what was previously disclosed in CNET Networks’ Annual Report on 10-K for the year ended December 31, 2004, except as noted below.

CONCENTRATION OF CREDIT RISK

There were no customers whose revenues exceeding 10% of total revenues for the three and nine months ended September 30, 2005. Revenues from Google Inc. approximated 10% of total revenues for both the three and nine months ended September 30, 2004.

INCOME TAXES

In February 2005, CNET Networks and the Internal Revenue Service reached an agreement whereby $173.6 million of net operating losses, which were under review by the IRS, were deemed allowable for carryforward. A portion of these net operating losses have been previously utilized. As a result of this agreement, an additional net deferred tax asset of $57.2 million was recorded in the first quarter of 2005 against which a full valuation allowance has been provided. At September 30, 2005, CNET Networks has U.S. federal and foreign net operating losses available for carryforward totaling $477.6 million, consisting of U.S. net operating losses of $388.5 million and of cumulative foreign net operating losses of $89.1 million.

PRIVATELY-HELD INVESTMENTS

CNET Networks has invested in equity instruments of privately held, information technology companies for business and strategic purposes. The carrying value of these investments is included in other assets in the non-current section of the balance sheet. These investments are accounted for under the cost method, as CNET Networks does not have the ability to exert significant influence over the investees or their operations and is not required to provide any future funding to these companies. On a quarterly basis, these non-quoted investments are reviewed for indications of an impairment of CNET Networks’ carrying value. CNET Networks’ assessment takes into account, where possible, pricing on more recent rounds of financing, cash resources, liquidity, market fluctuations of similar companies with publicly quoted stock, as well as more subjective factors such as CNET Networks’ estimate of the strength of the underlying business and assets, including technology and intangibles. If an impairment is believed to have occurred, the investment is further evaluated. When CNET Networks believes there is substantial doubt about the entity’s ability to continue as a going concern, the investment is impaired to the estimated value of the net realizable assets. When CNET Networks’ is satisfied that the entity has sufficient immediate liquidity, but that recent rounds of financing or publicly quoted stock prices of similar companies imply a valuation less than CNET Networks’ carrying value, then the investment will be impaired to reflect current market conditions. CNET Networks’ evaluation of certain of its private investments during the third quarter of 2005 determined that an impairment should be recorded. Accordingly, a charge of $1.9 million was recorded to impair two investments, which is included in realized losses on investments in the statement of operations.

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

ASSETS HELD FOR SALE

Beginning in the first quarter of 2004, CNET Networks began a process of transitioning the operations in Switzerland, which were the headquarters of its Channel Services operations, into its U.S. Media operations. As part of the transition, CNET Networks no longer required the building owned in Switzerland and the building was reclassified to assets held for sale and is included in other current assets. During the third quarter of 2005, a charge of $1.6 million was taken related to this asset held for sale. This asset was written down to its estimated fair value based on market data received in the third quarter of 2005. This asset continues to meet the required criteria for it to be classified as an asset held for sale.

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

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss):
As reported	$ (3,379)	$ 1,061	$ 4,748	$ 2,458
Fair value based method
compensation expense
Options	(4,535)	(5,356)	(13,276)	(15,171)
ESPP	(61)	(88)	(245)	(250)

Proforma	$ (7,975)	$ (4,383)	$ (8,773)	$ (12,963)

Basic net income (loss) per share:
As reported	$ (0.02)	$ 0.01	$ 0.03	$ 0.02
Proforma	$ (0.05)	$ (0.03)	$ (0.06)	$ (0.09)
Diluted net income (loss) per share:
As reported	$ (0.02)	$ 0.01	$ 0.03	$ 0.02
Proforma	$ (0.05)	$ (0.03)	$ (0.06)	$ (0.09)

The weighted-average fair value of options granted in the three and nine months ended September 30, 2005 was $7.55 and $7.39, respectively. The weighted-average fair value of options granted in the three and nine months ended September 30, 2004 was $8.97 and $9.14, respectively.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Stock Plan: Dividend yield	0%	0%	0%	0%
Expected volatility	84.6%	93.0%	83.5-84.6%	93.0-98.0%
Risk-free interest rate	3.93%	3.00%	3.52-3.93%	2.22-3.00%
Expected life (in years)	3	3	3	3
Employee Stock Purchase Plan: Dividend yield	0%	0%	0%	0%
Expected volatility	31.7%%	73.0%	31.7-54.2%	73.0%
Risk-free interest rate	3.05%	1.33%	2.23-3.05%	0.90-1.33%
Expected life (in years)	0.25	0.25	0.25-0.50	0.25-0.50

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement 123R, “Share-Based Payment”, which will require all companies to measure compensation cost for all employee share-based payments at fair value. This statement was to be effective for public companies for interim or annual periods beginning after June 15, 2005. On April 14, 2005, the SEC adopted a new rule that amends the compliance dates for implementation of FAS 123R. The SEC’s new rule allows companies to implement Statement 123R as of the beginning of their next fiscal year, which for CNET Networks would be January 1, 2006. The statement eliminates the alternative to use the intrinsic value method of accounting under APB Opinion No. 25 that was allowed under the original provisions of Statement 123. Since we currently report share-based compensation using the intrinsic-value method, the adoption of this standard will have a significant impact on the consolidated statement of operations as we will be required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The stock-based compensation disclosure within this note sets out the impact of using fair value accounting for share-based payments for the three and nine months ended September 30, 2005 and 2004. However, the amounts disclosed within our footnote are not necessarily indicative of the amounts that will be expensed in future periods upon the adoption of Statement 123R as those amounts will vary with the level of equity instrument awards and the grant-date value of those awards. Additionally, upon implementation of Statement 123R, we may choose to use a different valuation model to value the compensation expense associated with employee stock options. We are still evaluating the provisions of Statement 123R.

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

(2) ACQUISITIONS

For the nine months ended September 30, 2005, purchase consideration for all acquisitions was as follows:

(in thousands)
Cash	$10,950
Stock issued	2,249
Deferred consideration	9,000
Estimated direct acquisition costs	442

Net assets acquired	$22,641

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

Under the terms of the agreements, CNET Networks paid an aggregate purchase price totaling $11.5 million for the HeyPix, MetaCritic and TVTome acquisitions consisting of 240,540 shares of CNET Networks, Inc. common stock valued at $2.3 million, approximately $6.2 million paid in cash, and $3.0 million of notes payable, which are due in two years bearing interest at a rate of 3.0% per year, and are included in long-term debt.

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

The purchase price paid for the 90% interest in PCHome totaled $11.1 million, consisting of $5.1 million paid in cash, and $6.0 million of deferred consideration, which is due in the fourth quarter of 2005 and as such is included in accrued liabilities.

Under the purchase method of accounting, the total purchase prices as of the dates of acquisition have been allocated to assets and liabilities based on management’s estimate of fair value. The estimated fair values of the assets acquired and liabilities assumed for these acquisitions at the dates of acquisition are as follows:

(in thousands)	Total	Weighted Average Life
Cash acquired	$ 378
Tangible assets acquired	481
Amortizable intangible assets:		4 years
Tradenames	1,991	8 years
Existing technology	4,832	3 years
Existing relationships	1,449	6 years
Content	1,076	3 years
Noncompete	88	3 years
Goodwill	13,548

Total assets acquired	23,843
Liabilities assumed	(1,202)

Net assets acquired	$ 22,641

The excess of the purchase consideration over the fair value of the net assets acquired has been allocated to goodwill. An estimate of $13.5 million has been allocated to goodwill, of which $4.4 million is deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually. The results of TVTome’s, MetaCritic’s and PCHome’s operations have been included in CNET Networks’ statement of operations from their respective dates of acquisition.

(3) GOODWILL AND INTANGIBLE ASSETS

Acquired Intangible Assets. The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

(in thousands)	September 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Trade name/trademarks	$40,242	$(24,314)	$15,928	$14,711
Existing relationships	15,063	(2,388)	12,675	12,813
Developed technology	7,556	(2,353)	5,203	1,871
Content	3,203	(1,241)	1,962	1,684
Other	2,685	(1,173)	1,512	3,677

Total intangible assets, net	$68,749	$(31,469)	$37,280	$34,756

Intangible assets that are subject to amortization are amortized on a straight-line basis and have original estimated useful lives as follows: trade names/trademarks over two to fifteen years, registered users over three to seven years, developed technology over two to three years, content over two to three years, and other over two to five years. Useful lives are reviewed regularly to ensure that a change in circumstances has not occurred that would result in a change in useful life. Estimated future amortization expense related to acquired intangible assets at September 30, 2005 is as follows:

(in thousands)
Q4 2005	$2,615
2006	9,797
2007	8,026
2008	5,589
2009	4,670
Thereafter	6,583

$37,280

Goodwill.     The following table sets forth the changes in goodwill for the nine months ended September 30, 2005:

(in thousands)	Total	U.S. Media	Computer Shopper	Channel Services	Asia	Europe
Balance as of December 31, 2004	$ 126,287	$89,543	$ 10,728	$ 5,674	$18,101	$ 2,241
Acquisitions and foreign
translation adjustments	13,785	6,523	--	(48)	7,469	(159)
Impairment	(7,128)	--	(7,128)	--	--	--

Balance as of September 30, 2005	$ 132,944	$96,066	$ 3,600	$ 5,626	$25,570	$ 2,082

The U.S. Media, Computer Shopper and Channel Services reporting units operate in our U.S. Media segment and the Asia and Europe reporting units operate in our International segment.

The increase in goodwill in 2005 is primarily due to our acquisition of PCHome, as well as foreign currency translation adjustments relating to goodwill associated with our current and prior period acquisitions.

As of August 31, 2005, CNET Networks performed its annual evaluation of the carrying value of goodwill and other intangible assets of each of its reporting units compared to their fair value under the provisions of Statement of Financial Accounting Standards No. 142. The evaluation was prepared based on CNET Networks’ current and projected performance for the identified reporting units. The fair value of our reporting units was determined using a combination of the cash flow and market comparable approaches. Based on this evaluation, CNET Networks determined that the implied fair value exceeded the carrying value of goodwill and other intangible assets for each of its reporting units, except the Computer Shopper reporting unit in which fair value was less than the carrying value as of August 31, 2005. The Computer Shopper reporting unit is a print publishing business within the U.S. Media segment. As the trend of migration of advertising spending from print to online continues, the reduction in forecasted revenues of Computer Shopper resulted in a decrease in the estimated future cash flows of the reporting unit. The results of this impairment test indicated the carrying value of goodwill for the Computer Shopper reporting unit exceeded its implied fair value, and an impairment charge of $7.3 million was recorded, of which $7.1 million related to goodwill and $216,000 to intangible assets.

(4) NET INCOME PER SHARE

The following table sets forth the computation of net income per share:

(in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income available to common stockholders	$ (3,379)	$ 1,061	$ 4,748	$ 2,458

Weighted average shares - basic	147,057,102	143,410,759	145,208,529	143,060,255
Stock options	--	6,361,893	6,784,357	7,072,536

Weighted average shares - diluted	147,057,102	149,772,652	151,992,886	150,132,791

Basic income (loss) per common share	$ (0.02)	$ 0.01	$ 0.03	$ 0.02

Diluted income (loss) per common share	$ (0.02)	$ 0.01	$ 0.03	$ 0.02

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period.

Diluted net loss per share for the three months ended September 30, 2005 does not include the effect of 10,176,418 common shares related to options with a weighted average exercise price of $9.59 because their effect is anti-dilutive. Diluted net income per share for the nine months ended September 30, 2005 does not include the effect of 3,182,028 common shares related to options with a weighted average exercise price of $18.63, because their effect is anti-dilutive. Diluted net income per share for the three and nine months ended September 30, 2005 also does not include the effect of 8,333,337 common shares related to the 0.75% Convertible Senior Notes with an average conversion price of $15.00 per share, because their effect is anti-dilutive.

Diluted net income per share for the three months ended September 30, 2004 does not include the effect of 8,895,560 common shares related to options with a weighted average exercise price of $12.97 and the effect of 8,333,337 common shares related to the 0.75% Convertible Senior Notes with an average conversion price of $15.00 per share because their effect is anti-dilutive. Diluted net income for the nine months ended September 30, 2004 does not include the effect of 6,203,823 common shares related to options with a weighted average exercise price of $14.84 or the effect of 4,739,779 common shares related to the 0.75% Convertible Senior Notes with an average conversion price of $15.00 per share or 1,763,114 common shares related to the 5% Convertible Subordinated Notes with an average conversion price of $37.41, because their effect is anti-dilutive.

(5) COMPREHENSIVE INCOME

The components of other comprehensive income for the three and nine months ended September 30, 2005 and 2004 are as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(3,379)	$ 1,061	$ 4,748	$ 2,458
Other comprehensive income:
Unrealized holding gains arising
during the period, net of tax	$ 59	$ 269	$ 273	$ 398
Unrealized holding losses arising
during the period, net of tax	(21)	(80)	(118)	(717)
Foreign currency translation gain (loss)	293	(232)	(643)	925

Comprehensive income (loss)	$(3,048)	$ 1,018	$ 4,260	$ 3,064

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

Summarized information by segment as excerpted from internal management reports is as follows:

(in thoursands)	U.S. Media	International Media	Other	Total
Three months ended
September 30, 2005
Revenues	$70,272	$16,027	$--	$86,299
Operating expenses	55,341	15,541	16,334	87,216

Operating income (loss)	$14,931	$486	$(16,334)	$(917)

Three months ended
September 30, 2004
Revenues	$57,278	$13,181	$--	$70,459
Operating expenses	49,536	13,838	5,273	68,647

Operating income (loss)	$7,742	$(657)	$(5,273)	$1,812

Nine months ended
September 30, 2005
Revenues	$200,116	$45,408	$--	$245,524
Operating expenses	162,545	46,933	28,949	238,427

Operating income (loss)	$37,571	$(1,525)	$(28,949)	$7,097

Nine months ended
September 30, 2004
Revenues	$164,406	$37,538	$--	$201,944
Operating expenses	145,556	41,423	19,075	206,054

Operating income (loss)	$18,850	$(3,885)	$(19,075)	$(4,110)

Since operating income (loss) before depreciation and amortization expenses and asset impairment is the measure of operating performance that management uses for making decisions and allocating resources, certain operating costs are not allocated across segments. These unallocated operating costs, included in “Other” in the tables above, represent all depreciation and amortization expenses. For the three months ended September 30, 2005, Other included $4.4 million of depreciation expense, $3.0 of amortization expense, and an asset impairment charge of $8.9 million. For the three months ended September 30, 2004, other included $3.7 million of depreciation expense and $1.6 million of amortization expense.

For the nine months ended September 30, 2005, Other included $12.5 million of depreciation expense, $7.5 of amortization expense, and an asset impairment charge of $8.9 million. For the nine months ended September 30, 2004, the $19.1 million of depreciation and amortization expense included $3.5 million related to an impairment charge taken on our buildings and fixed assets in Switzerland used by our Channel operations.

Assets are not allocated to segments for internal reporting purposes. Segment operating income (loss) before depreciation and amortization should not be considered a substitute for operating income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

The following table represents revenues for groups of similar services.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Revenues:
Marketing services	$68,532	$ 52,611	$193,731	$153,223
Licensing, fees and user	10,114	8,740	30,195	22,876

Interactive	78,646	61,351	223,926	176,099
Publishing	7,653	9,108	21,598	25,845

	$86,299	$ 70,459	$245,524	$201,944

o	Marketing Services: sales of advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement is viewed by users of our websites) or activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners, or download a software application or a whitepaper)
o	Licensing, Fees and User: licensing our product database and online content, subscriptions to our online services, and other paid services
o	Publishing: sales of advertisements in our print publications, subscriptions and newsstand sales of publications, and custom publishing services.

(7) COMMITMENTS AND CONTINGENCIES

Lease Abandonment. In 2001 in connection with a restructuring of our business, CNET Networks performed an evaluation of its domestic and international real estate requirements. This evaluation resulted in the consolidation or abandonment of several leased facilities. In connection with these abandoned leases, CNET Networks established an accrual for lease abandonment. The balance in this accrual was $2.8 million at December 31, 2004. During the nine month period ended September 30, 2005, there were adjustments to the accrual of approximately $100,000 resulting from a change in assumptions regarding the subleasing of properties, and cash expenditure reductions to this accrual were $2.5 million. At September 30, 2005, a balance of $235,000 remained in this accrual.

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

The majority of the issuers, including CNET Networks, and their insurers have approved a settlement agreement and related agreements. The agreements set forth the terms of a settlement between CNET Networks, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Pursuant to those agreements, CNET Networks’ insurers would participate in an undertaking to guarantee a minimum recovery by the plaintiffs. Among other provisions, the settlement provides for a release of CNET Networks and the individual defendants for the conduct alleged in the action to be wrongful. CNET Networks would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims CNET Networks may have against its underwriters. The settlement agreement also provides for a “back-stop” guarantee from the issuers and their insurers pursuant to which they will pay the plaintiffs any shortfall between $1 billion and the amounts recovered in the ongoing litigation against the underwriters. It is anticipated that any potential financial obligation of CNET Networks to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, CNET Networks does not expect that the settlement will involve any payment by CNET Networks. Currently, the settlement is in the process of being approved by the court.

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

We earn revenues from:

o	Marketing Services: sales of advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement is viewed by users of our websites) or activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners, or download a software application or a whitepaper)
o	Licensing, Fees and User: licensing our product database and online content, subscriptions to our online services, and other paid services
o	Publishing: sales of advertisements in our print publications, subscriptions and newsstand sales of publications, and custom publishing services

We evaluate our revenues according to the classifications listed above. We classify our marketing services revenues and licensing, fee and user revenues as interactive revenues and our publishing revenues as publishing revenues on our consolidated statements of operations. Revenues for the three and nine months ended September 30, 2005 and 2004 for these categories are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Revenues:
Marketing services	$68,532	$ 52,611	$193,731	$153,223
Licensing, fees and user	10,114	8,740	30,195	22,876

Interactive	78,646	61,351	223,926	176,099
Publishing	7,653	9,108	21,598	25,845

	$86,299	$ 70,459	$245,524	$201,944

As a Percentage of Revenues:
Marketing Services	79%	75%	79%	76%
Licensing, fees and user	12%	12%	12%	11%

Interactive	91%	87%	91%	87%
Publishing	9%	13%	9%	13%

	100%	100%	100%	100%

We had an average of 110.1 million unique users in the third quarter of 2005 as compared to 88.7 million unique users in the third quarter of 2004, an increase of 24%. Daily page views averaged 99.4 million in the third quarter of 2005 compared with 61.8 million in the third quarter of 2004, a 61% increase. These increases reflect growth from Webshots and the launch of TV.com, as well as in our existing properties. While increases or decreases in unique users and daily average page views are not necessarily indicative of increases or decreases in financial results, we believe that these statistics are helpful because they provide insight into the growth of the Internet as an advertising medium resulting from increased user adoption and into user demand for CNET Networks’ properties in particular.

We evaluate our financial performance primarily on the following key measurements:

o	Revenues
o	Operating income (loss)
o	Net income (loss) and earnings (loss) per share

We evaluate our liquidity primarily on the following key measurements:

o	Operating income (loss) before depreciation, amortization and asset impairment
o	Net cash provided by operating activities
o	Free cash flow

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

The following table shows our operating income before depreciation and amortization for the three and nine months ended September 30, 2005 and 2004. We use operating income before depreciation and amortization as a financial performance measure. In addition, the table adjusts operating income before depreciation and amortization for non-cash asset impairment charges. We evaluate our liquidity primarily on cash related activities of our business. The table below shows our financial performance measurement of operating income before depreciation and amortization, and our liquidity measurement of operating income before depreciation, amortization and asset impairment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Operating income (loss)	$(917)	$1,812	$7,097	$(4,110)
Depreciation	4,403	3,695	12,513	14,941
Amortization	2,974	1,578	7,479	4,134

Operating income before
depreciation and amortization	6,460	7,085	27,089	14,965
Asset impairment	8,957	--	8,957	--

Operating income before
depreciation, amortization and
asset impairment	$15,417	$7,085	$36,046	$14,965

Net income (loss)	$(3,379)	$1,061	$4,748	$2,458

Basic net income (loss) per share	$(0.02)	$0.01	$0.03	$0.02

Diluted net income (loss) per share	$(0.02)	$0.01	$0.03	$0.02

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

In addition, we are also focused on expanding our content coverage, audiences and advertiser base in our international segment as well. During the quarter, CNET Networks extended beyond its traditional business-technology focus internationally into more personal technology-related categories through the launch of CNET.com in France.

We expect there will be continued growth in revenues from interactive revenues in the personal technology, games and entertainment, and business technology category. We anticipate revenues from our publishing operations in the U.S. to decline on a year-over-year basis due to a continuing shift in media consumption towards online content. We expect that online revenues will represent an increasing proportion of international revenues reflecting faster online revenue growth than publishing.

RESULTS OF OPERATIONS

Revenues

Total Revenues. Total revenues were $86.3 million and $70.5 million for the three months ended September 30, 2005 and 2004, and were $245.5 million and $201.9 million for the nine months ended September 30, 2005 and 2004, respectively. Total revenues increased 22% for both the three and nine months ended September 30, 2005 primarily due to growth in our interactive revenue. Publishing revenues decreased by 16% for both the three and nine months ended September 30, 2005 as compared to the same periods of 2004.

For the three and nine months ended September 30, 2005, approximately $3.3 million and $9.4 million, respectively, of our revenues were derived from barter transactions. For the three and nine months ended September 30, 2004, approximately $2.9 million and $8.8 million, respectively, of our revenues were derived from barter transactions. Barter transactions occur when we deliver marketing services for the marketing services of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements delivered.

Interactive Revenues

Marketing Services Revenues. Marketing services revenues were $68.5 million and $52.6 million for the three months ended September 30, 2005 and 2004, respectively. Marketing services revenues were $193.7 million and $153.2 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in marketing services revenues was 30% and 26%, for the three and nine months ended September 30, 2005, respectively, as compared to the same periods of the prior year. The increase reflects growth from existing clients, the inclusion of Webshots in the current year, which was acquired in the third quarter of 2004, and the addition of a new set of advertisers in new categories, such as automobiles, consumer packaged goods, movies and music, reflecting our expansion of content offerings in the areas of personal technology and games and entertainment.

Licensing, Fees and User. Licensing, fees and user revenues were $10.1 million and $8.7 million for the three-month periods ended September 30, 2005 and 2004, respectively. Licensing, fees and user revenues were $30.2 million and $22.9 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The 16% increase in the three months ended September 30, 2005, and the 32% increase in the nine months ended September 30, 2005 reflects growth due to the inclusion of Webshots in the current year, namely revenue from its Premium Services and photo print and similar product offerings, and from existing operations.

Publishing Revenues. Publishing revenues were $7.6 million and $9.1 million for the three months ended September 30, 2005 and 2004, respectively. Publishing revenues were $21.6 million and $25.8 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease in publishing revenues was primarily due to lower advertising revenues in the current year period as compared to last year as we continue to see a shift in media consumption away from publishing.

Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Operating expenses:
Cost of revenues	$40,535	$36,617	$119,278	$105,167
Sales and marketing	19,693	17,954	58,283	54,080
General and administrative	10,654	8,803	31,917	27,732
Depreciation	4,403	3,695	12,513	14,941
Amortization	2,974	1,578	7,479	4,134
Asset impairment	8,957	--	8,957	--

Total operating expenses	$87,216	$68,647	$238,427	$206,054

\Cost of Revenues, Sales and Marketing, and General and Administrative. We refer to cash related expenses as cost of revenues, sales and marketing, and general and administrative expenses. We incurred cash related expenses in aggregate of $70.9 million and $63.4 million for the three months ended September 30, 2005 and 2004, representing approximately 82% and 90% of total revenues, respectively. We incurred cash related expenses in aggregate of $209.5 million and $187.0 million for the nine months ended September 30, 2005 and 2004, representing approximately 85% and 93% of total revenues, respectively. The majority of our cash related expenses are costs associated with employee compensation, benefits and facilities. Total cash related expenses increased approximately 12% for both the three and nine months ended September 30, 2005 when compared to the prior year. This increase related primarily to expanding our workforce to accommodate our revenue growth. Our average headcount has increased by approximately 16% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Depreciation and Intangible Assets Amortization. Depreciation expense was $4.4 million and $3.7 million for the three months ended September 30, 2005 and 2004 and was $12.5 million and $14.9 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease in depreciation expense in the nine months ended September 30, 2005 as compared to prior year resulted from $3.5 million of charges related to buildings and fixed assets in Switzerland, which were written down to their estimated fair value in the first quarter of 2004.

Intangible assets amortization expense was $3.0 million and $1.6 million for the three months ended September 30, 2005 and 2004 and $7.5 million and $4.1 million for the nine months ended September 30, 2005 and 2004, respectively. Our amortization expense has increased from the amortization of intangible assets that were acquired during 2004 and the first half of 2005. We expect that our amortization expense will increase during the remainder of this year due to the intangible assets acquired during the first half of 2005.

Asset Impairment

We performed our annual evaluation of the carrying value of goodwill and other intangibles compared to the fair value of each of our reporting units under the provisions of Statement of Financial Accounting Standards No. 142 as of August 31, 2005. The evaluation was prepared based on our current and projected performance for the identified reporting units. The fair value of our reporting units was determined using a combination of the cash flow and market comparable approaches. Based on this evaluation, we determined that the implied fair value exceeded the carrying value of goodwill and other intangible assets for each of our reporting units, except the Computer Shopper reporting unit in which fair value was less than the carrying value as of August 31, 2005. The Computer Shopper reporting unit is a print publishing business within the U.S. Media segment. As the trend of migration of advertising spending from print to online continues, the reduction in forecasted revenues of Computer Shopper resulted in a decrease in the estimated future cash flows of the reporting unit. The results of this impairment test indicated the carrying value of goodwill for the Computer Shopper reporting unit exceeded its implied fair value, and an impairment charge of $7.3 million was recorded, of which $7.1 million related to goodwill and $216,000 to intangible assets.

In the application of these methodologies, we were required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates, including changes in the economy, the business environment in which we operate, and/or our own relative performance. Any differences in actual results compared to our estimates could result in further future impairments.

Additionally, a charge of $1.6 million was taken during the third quarter of 2005 related to an asset held for sale, which consists of a building we own in Switzerland. Beginning in the first quarter of 2004, CNET Networks began a process of transitioning the operations in Switzerland, which were the headquarters of its Channel Services operations, into its U.S. Media operations. As part of the transition, CNET Networks no longer required the building owned in Switzerland and the building was reclassified to assets held for sale and is included in other current assets. This asset was written down to its estimated fair value based on current market data.

Operating Income (Loss)

We recorded an operating loss of $917,000 for the three months ended September 30, 2005 and operating income of $1.8 million for the three months ended September 30, 2004. We recorded operating income of $7.1 million for the nine months ended September 30, 2005 and an operating loss of $4.1 million for the nine months ended September 30, 2004. The decrease of $2.7 million in operating income for the three months ended September 30, 2005 and the increase of $11.2 million for the nine months ended September 30, 2005 as compared to the same periods of prior year was due to the asset impairment charge of $8.9 million offset by a 22% increase in revenues less a 12% increase in cash operating expenses.

Nonoperating Income and Expense

Nonoperating income and expense was an expense of $2.2 million and $626,000 for the three months ended September 30, 2005 and 2004 and was an expense of $2.9 million and income of $6.9 million for the nine months ended September 30, 2005 and 2004, respectively.

Realized Gain/Loss on Investments and Impairment of Privately Held Investments. In the three months ended September 30, 2005, we had a loss of $1.9 million due to the write-off of privately-held investments for which an impairment was deemed to be other than temporary. We recognized a net loss of $1.5 million during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, we recognized a net gain of $11.3 million from the sale of privately-held investments. The sale of these privately held investments was the result of the acquisition of those companies by third parties.

Interest Expense. Interest expense decreased by approximately $3.1 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The decrease resulted primarily from the redemption of our 5% Convertible Subordinated Notes through the issuance of 0.75% Convertible Senior Notes.

Other Income (Expense). Other expense for the three months ended September 30, 2004 consisted primarily of $1.6 million related to an optional redemption premium due when we redeemed the remaining $113.7 million principal balance of our 5% Convertible Subordinated Notes due in 2006 with the proceeds from the offering of our $125.0 million 0.75% Convertible Senior Notes Due in 2024. Other income for the nine months ended September 30, 2004 included the debt prepayment penalty offset by foreign exchange gain related to fixed assets located in Switzerland that were reclassified to assets held for sale during the first quarter of 2004.

Income Taxes

The tax benefit for the nine months ended September 30, 2005 primarily resulted from the release of a reserve due to the settlement of a tax contingency.

Net Income (Loss)

We recorded a net loss of $3.4 million or $0.02 per basic and diluted share for the three months ended September 30, 2005 compared to net income of $1.1 million or $0.01 per basic and diluted share for the three months ended September 30, 2004. The decrease in net income for the three month period ended September 30, 2005 as compared to the same period of prior year was primarily the result of recording asset impairment charges of $8.9 million and a loss on the impairment of privately held investments of $1.9 million. These charges of $10.8 million were offset by an increase in revenues of $15.8 million less an increase in cost of revenues, sales and marketing and general and administrative expenses of $7.5 million. We recorded net income of $4.7 million, or $0.03 per basic and diluted share, and $2.5 million, or $0.02 per basic and diluted share, for the nine months ended September 30, 2005 and 2004, respectively. The increase in net income for the nine months ended September 30, 2005 was the result of an increase in revenues of $43.6 million, offset by an increase in cost of revenues, sales and marketing, and general and administrative expenses of $22.5 million. This increase was also offset by the asset impairment charge of $8.9 million. Net income for the nine months ended September 30, 2004 included a gain of $11.3 million from the sale of privately-held investments and a $3.5 million charge related to buildings and fixed assets in Switzerland offset by a foreign exchange gain recognized upon reclassification of the buildings to assets held for sale.

Segment Revenues and Operating Expenses

For the three and nine months ended September 30, 2005 as compared to the same periods of the prior year, revenues increased for both the U.S. Media and International Media segments. The U.S. revenue increase reflects increases from marketing services revenues and licensing, fees and user revenues. The increase in marketing service revenues is due to growth from existing operations and from the Webshots acquisition. The increase in licensing, fees and user revenues is due to the acquisition of Webshots, as well as growth from existing operations. The increase in revenues from the International segment reflects increases from acquisitions, existing operations and exchange rate differences.

For the three and nine months ended September 30, 2005, both business segments have decreased operating costs as a percentage of related revenues as compared to the same period of prior year. Revenues are increasing at a rate greater than operating expenses primarily as an effect of financial leverage of our interactive businesses. Our interactive businesses have a higher percentage of fixed costs which allows an increase in operating margins resulting from growth in revenue.

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

(in thousands)	September 30, 2005	December 31, 2004
Cash and cash equivalents	$ 69,845	$29,560
Short-term marketable debt securities	25,585	22,193
Long-term marketable debt securities	12,674	22,199
Restricted cash	4,574	19,774

Total cash and investments	$112,678	$93,726

We evaluate our liquidity primarily on the following key measurements:

o	Operating income (loss) before depreciation, amortization and asset impairment
o	Net cash provided by operating activities
o	Free cash flow
o	Capital expenditures
o	Cash used for investments and acquisitions
o	Debt obligations or debt retirement
o	Proceeds from stock options and employee stock purchase plans.

Operating income before depreciation, amortization and asset impairment. Excluding non-cash charges consisting of depreciation, amortization and asset impairment, our operating income was $15.4 million and $7.1 million for the three months ended September 30, 2005 and 2004, respectively and was $36.0 million and $15.0 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in operating income before depreciation, amortization and asset impairment in 2005 as compared to 2004 was due to an increase in revenues partially offset by increased expenses to accommodate that revenue growth. The increase in revenues and expense resulted in an incremental margin, excluding depreciation, amortization and asset impairment of approximately 48%. Operating income before depreciation, amortization and asset impairment is a key liquidity measurement as it can be the primary driver of the cash provided by operating activities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $35.2 million for the nine months ended September 30, 2005 included net income of $4.7 million and depreciation and amortization totaling $20.0 million and an asset impairment charge of $8.9 million. Net cash provided by operating activities of $9.7 million for the nine months ended September 30, 2004 included net income of $2.5 million, depreciation and amortization totaling $19.1 million, a gain on sale of investments of $11.3 million and a decrease in working capital of $5.1 million. We anticipate we will continue to require cash for working capital purposes as our business expands.

Net Cash Used in Investing Activities

Net cash used in investing activities of $12.1 million for the nine months ended September 30, 2005 was primarily due to capital expenditures and acquisitions. Net cash used in investing activities of $56.2 million for the nine months ended September 30, 2004 was primarily attributable to the sale of privately held investments offset by cash paid for acquisitions and capital expenditures.

Capital Expenditures. Capital expenditures for the nine months ended September 30, 2005 were $17.0 million. Capital expenditures for the full year 2005 are expected to be between $23.0 million and $25.0 million, an increase over prior year due to the continued launch of new products and growth in users and usage. Capital expenditures for the nine months ended September 30 2004 were $10.6 million.

Acquisitions and Investments. On January 14, 2005, we acquired TVTome, a television guide site. On April 4, 2005, CNET Networks acquired the existing technology of Wind-up Labs, LLC which operated the heypix.com web site. On April 14, 2005, CNET Networks acquired MetaCritic, Inc. On April 19, 2005, CNET Networks acquired a 90% interest in the assets of PCHome, which operates the pchome.net web site in cooperation with Chinese subsidiaries and affiliates. Under the terms of the agreements for these acquisitions completed in 2005, we paid $11.0 million in cash and $9.0 million in deferred consideration. Additionally, we made cash payments of approximately $5.0 million related to deferred consideration from acquisitions completed in prior years. We regularly evaluate investment opportunities, and it is likely that we will make additional investments or acquisitions.

Release of Restrictions on Cash. In conjunction with the ZDNet acquisition in 2000, CNET Networks assumed a guarantee of the obligations of Ziff Davis Media Inc., an unaffiliated company and primary lessor, under a New York City office lease for a total of 399,773 square feet. In connection with that guarantee, we had a letter of credit for $15.2 million outstanding as a security deposit. This letter of credit was collateralized by a deposit in escrow, which was included in restricted cash. During the third quarter of 2005, a new letter of credit for $15.0 million was established which did not require the same collateralization. Therefore, the $15.2 million was released from restriction and $5.0 million of which was moved into our long-term investments portfolio with the remaining $10.2 million resulting in an increase in our cash and equivalents.

Free cash flow. Free Cash Flow is defined as net cash provided by operating activities less capital expenditures. Free cash flow for the nine months ended September 30, 2005 was $18.2 million (cash provided by operating activities of $35.2 million, less capital expenditures of $17.0 million). This compares to free cash flow for the nine months ended September 30, 2004 of $(905,000) (cash provided by operating activities of $9.7 million, less capital expenditures of $10.6 million).

We believe that free cash flow provides useful information about the ability of our business operations to generate cash after the purchase of property and equipment. A limitation of free cash flow is that it does not represent the total increase or decrease in the cash balance for the period which would include activities such as acquisitions and debt or equity transactions. Free cash flow should be considered in addition to, and not as a substitute for, other measures of financial performance prepared in accordance with U.S. GAAP.

Net Cash Provided by Financing Activities

Cash provided by financing activities of $17.9 million for the nine months ended September 30, 2005 was primarily due to the issuance of common stock through the exercise of stock options and the employee stock purchase plan. Approximately 4.5 million shares of common stock have been issued through these plans during the nine months ended September 30, 2005. Cash provided by financing activities of $12.3 million for the nine months ended September 30, 2004 was primarily due to the issuance of common stock through the exercise of stock options and the employee stock purchase plan and the receipt of $125.0 million in proceeds from the offering of our 0.75% Convertible Senior Notes offset by the repayment of $113.7 million of our 5% Convertible Subordinated Notes.

On October 26, 2004, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission covering the issuance of up to $300.0 million in securities. This shelf registration and the revolving credit facility enable us to take advantage of favorable market conditions and opportunistically access the capital markets, strengthen our liquidity position and provide financial flexibility to fund growth and further expansion opportunities.

Debt and Cash Balances

As of September 30, 2005, we had long-term obligations outstanding under notes payable totaling $138.6 million. Notes payable included $125.0 million of 0.75% Convertible Senior Notes due in 2024. These notes are convertible, under certain circumstances, for shares of CNET Networks, Inc. common stock based on an initial effective conversion price of approximately $15.00 per share. The notes may be called by us at any time after five years, and may be put to CNET by the holders in five, ten and fifteen years. Additionally, we have a $10.0 million note related to the Webshots acquisition, a $2.0 million note payable related to the TV Tome acquisition and a $1.0 million note payable related to the HeyPix acquisition all of which are due in 2007.

As of September 30, 2005, our aggregate cash balances totaled $112.7 million, consisting of $69.8 million cash and equivalents, $38.3 million of short-term and long-term investments in marketable debt securities as well as $4.6 million of restricted cash. We believe that existing funds will be sufficient to meet our anticipated cash needs to cover operations and for working capital fluctuations and for capital expenditures for the next 12 months. However, any significant acquisitions completed in the future could reduce our cash balances and may affect our liquidity and funding needs. As a result, we may determine to raise proceeds for potential acquisitions through the issuance of debt or equity securities. Our ability to raise such additional capital will depend on market conditions at the time.

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

Revenue recognition

We recognize revenues once the following criteria are met:

o	Persuasive evidence of an arrangement exists
o	Delivery of our obligation to our customer has occurred
o	The price to be charged to the buyer is fixed or determinable;
o	Collectibility of the fees to be charged is reasonably assured

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

We trade advertising on our Internet sites in exchange for marketing services of other companies, referred to as “barter revenue.” These revenues are recognized in the period in which the advertisements are delivered based on the fair market value of the services delivered. We determine the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous nine-month period. We also ensure that the value of barter delivered in each brand does not exceed the value of cash based revenue in any period.

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

Collectibility of receivables

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our allowances on periodic assessment of our customers’ liquidity and financial condition through credit rating agencies reports, financial statement reviews and historical collection trends. If the financial condition of our customers were to deteriorate and thereby result in an inability to make payments, additional allowances would be required. As of September 30, 2005 and December 31, 2004, our allowance for doubtful accounts was $8.9 million and $10.5 million, respectively.

Goodwill and intangibles impairment

Goodwill of a reporting unit is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of its goodwill or intangible assets may not be recoverable. Conditions that indicate that impairment of goodwill should be evaluated include a sustained decrease in our market value or an adverse change in business climate for CNET Networks as a whole or a particular reporting unit of CNET Networks. Impairment of reporting unit goodwill is evaluated based on a comparison of the reporting unit’s carrying value to the implied fair value of the reporting unit. The evaluation is prepared based on our current and projected performance for each identified reporting unit. In the application of these methodologies, we are required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates, including changes in the economy, the business environment in which we operate, and/or our own relative performance. Any differences in actual results compared to our estimates could result in further future impairments. Even if there has not been an indicator of impairment, we review goodwill for impairment on at least an annual basis with a valuation date of August 31 having been established as the date on which this annual review takes place.

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

RECENT ACCOUNTING PROUNOUNCEMENTS

In December 2004, the FASB issued Statement 123R, “Share-Based Payment”, which will require all companies to measure compensation cost for all employee share-based payments at fair value. This statement was to be effective for public companies for interim or annual periods beginning after June 15, 2005. On April 14, 2005, the SEC adopted a new rule that amends the compliance dates for implementation of FAS 123R. The SEC’s new rule allows companies to implement Statement 123R as of the beginning of their next fiscal year, which for our company would be January 1, 2006. The statement eliminates the alternative to use the intrinsic value method of accounting under APB Opinion No. 25 that was allowed under the original provisions of Statement 123. Since we currently report share-based compensation using the intrinsic-value method, the adoption of this standard will have a significant impact on the consolidated statement of operations as we will be required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The stock-based compensation disclosure within Note (1) of Item 1 – “Financial Statements” sets out the impact of using fair value accounting for share-based payments for the three and nine months ended September 30, 2005 and 2004. However, the amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed in future periods upon the adoption of Statement 123R as those amounts will vary with the level of equity instrument awards and the grant-date value of those awards. Additionally, upon implementation of Statement 123R, we may choose to use a different valuation model to value the compensation expense associated with employee stock options. We are still evaluating the provisions of Statement 123R.

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

We cannot assure you that our revenues will grow in 2005 or future periods, or that they will not decrease. Some of the factors that might impede our revenue growth in the future include:

o	weakness in corporate and consumer spending for technology products, consumer electronics, games or music, resulting in a decrease in advertising for those items, the primary source of our revenues;
o	our failure to attract new marketing customers, especially in the area of consumer electronics or areas outside of our traditional advertiser categories of technology, personal electronics and games, due to competition from other media outlets, dissatisfaction with our services, reduced advertising budgets or the failure of customers to embrace the Internet as a brand-advertising vehicle;
o	the loss of marketing customers or a reduction in spending by marketing customers due to dissatisfaction with our services or decreases in our customers’ advertising budgets;
o	loss of advertising and other marketing opportunities to competitors, especially as other media companies increase their content and service offerings of information and shopping services in the fields of personal technology, games and entertainment, and business technology;
o	inability to attract advertisers for our newer websites, such as those focused on photo sharing, music and entertainment; o
o	a loss of revenues from our publishing operations, as more advertising dollars shift from publishing to the Internet;
o	a decline in general economic conditions, which could occur as a result of currency fluctuations, rising interest rates, or other factors;
o	disruption of our operations due to technical difficulties, system downtime, Internet brownouts or denial of service or other similar attacks; and
o	disruption to our operations, employees, partners, customers and facilities caused by international or domestic terrorist attacks or armed conflict.

Any failure to grow our revenues in 2005 and future periods as anticipated could materially adversely affect our business, operating results and financial condition.

We have generated significant losses in the past and cannot assure you that we will report positive net income in the future. If our revenues do not increase, we may not be able to adjust spending in a timely manner to maintain positive net income.

We have generated an operating loss in eight of the past ten years and have generated a net loss in seven of the past ten years. Although we generated positive net income in 2004, our ability to generate positive net income in 2005 may be negatively impacted by:

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

In connection with that guarantee, CNET Networks also has a letter of credit for $15.0 million outstanding as a security deposit. As there is no present obligation to make any payments in connection with this guarantee, CNET Networks has not recorded any liability for this guarantee in its financial statements.

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

Goodwill is tested for impairment annually or when an event occurs indicating the potential for impairment. We performed our annual evaluation of the carrying value of goodwill and other intangibles compared to the fair value of each of our reporting units under the provisions of Statement of Financial Accounting Standards No. 142 as of August 31, 2005. The evaluation was prepared based on our current and projected performance for the identified reporting units. The fair value of our reporting units was determined using a combination of the cash flow and market comparable approaches. Based on this evaluation, we determined that the implied fair value exceeded the carrying value of goodwill and other intangible assets for each of our reporting units, except the Computer Shopper reporting unit in which fair value was less than the carrying value as of August 31, 2005. The Computer Shopper reporting unit is a print publishing business within the U.S. Media segment. As the trend of migration of advertising spending from print to online continues, the reduction in forecasted revenues of Computer Shopper resulted in a decrease in the estimated future cash flows of the reporting unit. The results of this impairment test indicated the carrying value of goodwill for the Computer Shopper reporting unit exceeded its implied fair value, and an impairment charge of $7.3 million was recorded, of which $7.1 million related to goodwill and $216,000 to intangible assets.

In the application of these methodologies, we were required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates, including changes in the economy, the business environment in which we operate, and/or our own relative performance. Any differences in actual results compared to our estimates could result in further future impairments. Accordingly, our future earnings may be subject to significant volatility, particularly on a period-to-period basis.

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

In our Annual Report on Form 10-K for the year ended December 31, 2004, we disclosed that in the course of performing our evaluation under Section 404 of the Sarbanes-Oxley Act of 2002, we determined that we had a material weakness in our internal control over financial reporting because we did not maintain sufficient levels of appropriately qualified personnel in our financial reporting processes, particularly in the area of accounting for non-routine and complex transactions. During the first quarter of 2005, we began the process of seeking qualified and experienced internal audit personnel to relieve financial reporting personnel of additional work related to the assessment of internal control over financial reporting. In addition, we began the process of seeking qualified and experienced personnel in the area of financial reporting to assist in the documentation and review of non-routine and complex accounting issues. As of the end of the third quarter, we have not yet completed the hiring of all open internal audit and financial reporting positions and accordingly have engaged additional outside resources to help us in achieving our hiring objectives. In addition, we have engaged experienced outside experts on a full-time basis in the area of internal audit and internal control assessment.

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

Dated: November 8, 2005

EXHIBIT INDEX

Exhibit

Number Description

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