Form 10-K
period 2005-12-31
CNET NETWORKS INC
filed 2006-03-16
CIK 1015577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Title of class
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

As of June 30, 2005, the aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing price for the registrant’s commons stock as reported in the NASDAQ National Market System was $1,111,680,535. Shares of common stock held by each officer and director and by each person who owns ten percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate is not necessarily a conclusive determination for any other purpose.

The total number of shares outstanding of the issuer’s common stock (its only class of equity securities), as of March 10, 2006 was 150,686,961.

Information is incorporated by reference into Part III of this Form 10-K from the registrant’s definitive proxy statement for its 2005 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART I.

Item 1.	Business

OVERVIEW

CNET Networks, Inc. is a worldwide media company and creator of authentic brand experiences in multiple content categories. CNET Networks takes pride in being “a different kind of media company,” creating richer, more authentic brand experiences by building on the collective passion of users, marketers and our own people. Headquartered in San Francisco, California, CNET Networks has a strong presence in the United States and internationally in 12 countries.

We operate industry leading websites, each with its own distinct brand, that deliver rich, authentic brand experiences for both users and marketers. Our network of sites is currently focused on four categories: technology, games and entertainment, business, and community. The technology category is anchored by our CNET-branded properties, including CNET, CNET News.com and CNET Download.com. The games and entertainment category primarily consists of the GameSpot, TV.com and MP3.com brands. Brands such as ZDNet, TechRepublic, BNET, and Release 1.0 are components of the business category. The community category is anchored by our Webshots brand. Many of our international sites operate under the same brands as our US sites, with additional brands represented such as ZOL, PCHome, and Silicon. We expect to continue to add new brands and new categories across the network over time. This effort will help develop the company further as a leader in the interactive content category and help with our efforts to broaden both our user and advertiser base.

During 2005, we focused on the continued expansion of our properties, products and services, helping to drive growth in the number of users visiting our websites, as well as increased audience usage of our sites. We added richer, more engaging features and services to our websites to further enhance the overall user experience. Video content has scaled on our properties, with the addition of more product reviews, special features, and promotional clips in video format. As the growth in broadband adoption continues to increase, the addition of more video features and related marketing opportunities has become even more relevant from both a user and advertiser perspective. We enhanced our audio features across the network, with the launch of content in podcast format at sites such as CNET, ZDNet, and GameSpot, and added more photographs and images, largely user-generated, to the editorial and content experience network-wide. We increased community and personalization tools across our properties, allowing users to develop rich profiles of themselves on our sites, using text, photos and other data, to customize the content that they see and to locate and interact with other users with similar interests. We also introduced new properties to the network, such as TV.com and PCHome through a growth strategy that combines new product development and acquisition. In addition, we broadened our content licensing partnerships during the year, further expanding our brand visibility and reach to new audiences, as well as validating our position as a leading provider of online content.

These efforts contributed to growth in our audience reach and their usage of our sites and further established our leadership position in the interactive content category. We had an average of 116 million unique users per month generating nearly 104 million Web page views per day during the fourth quarter 2005, a strong increase from the prior year.

By continuing to grow our user base, as well as site usage, we are creating large marketing platforms for advertisers to create brand awareness and market their products to an engaged, targeted audience, which we believe represents some of the most desirable attributes and demographics for brand marketers. During 2005, we expanded our focus beyond our traditional customer base, largely advertisers with contextual relevance to the specific property on which they advertise. An example of this would be a personal computer manufacturer advertising on a relevant section of CNET, or a game publisher advertising on our game information site, GameSpot. We are focused on expanding our advertiser base and adding more general consumer advertisers, such as financial services, automotive manufacturers, retailers, or consumer packaged goods companies. During

2005, we added general consumer advertisers such as General Motors, McDonalds, and Visa to our customer roster. General consumer advertisers are increasingly recognizing the value of our audiences based on their hard to reach demographic and psychographic characteristics and high level of engagement with our sites. Our authentic brands attract audiences with targeted characteristics that point to the level of passion for the content they consume on our sites. For example, the average CNET user is an affluent, male that has a passion for consumer electronics products and the average GameSpot user is a young male who plays games over 18 hours per week. The effort to extend our customer base into more general consumer categories was a small contributor to growth in 2005, but remains an opportunity for the coming years as these advertisers increasingly look to the Internet to place their marketing dollars.

As the media landscape rapidly evolves, the Internet continues to gain relevance as a marketing medium. Nonetheless, in 2005 online advertising was expected to make up approximately five percent of total advertising expenditures in the United States, according to eMarketer, evidence that the online advertising market is still early in its development. As consumer media consumption continues to change, trending towards more Internet usage and interactive environments, we believe that the Internet will become even more relevant as a branding medium and that interactive content environments, like CNET Networks, should benefit from these trends.

In addition to our interactive operations, in 2005 we also operated a publishing business in the United States, namely Computer Shopper magazine. We sold Computer Shopper magazine on February 2, 2006. As our only magazine in the United States, Computer Shopper became less strategic as we focused our efforts and resources on the interactive side of our business. We also publish technology and game oriented publications internationally, primarily in China. The sale of Computer Shopper magazine does not impact our international print operations.

We earn revenues from:

•	Marketing Services: sales of advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement is viewed by users of our websites) and activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners, or download a software application or a whitepaper);

•	Licensing, Fees and Users: licensing our product database and online content, subscriptions to our online services, and other paid services; and

•	Publishing: sales of advertisements in our print publications, subscriptions and newsstand sales of publications, and custom publishing services. With the sale of Computer Shopper magazine in 2006, advertising revenues from our remaining international print business will be reported as Marketing Services revenue and subscription revenues will be reported as Licensing, Fee and Users revenue.

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

PRODUCTS AND SERVICES

CNET Networks’ primary areas of measurement and decision-making include two principal business segments, U.S. Media and International Media. U.S. Media consists of a media network focused on four content categories: technology, games and entertainment, business, and community. Our International Media business operates websites under many of the same brands and categories as our US sites, with additional brands represented in markets such as China and the UK. We also publish several print publications in non U.S. markets.

U.S. MEDIA

Interactive Business

Our U.S. Media interactive business includes all aspects of our U.S.-based online media brands. This business offers information, community and commerce services in the areas of technology, games and entertainment, business and community to millions of users each day. Most of our content is offered free of charge to users, however, we do provide some content on a subscription, fee or licensing basis. This content is delivered using sophisticated and scalable technology platforms that include several key components, such as content publishing and advertising delivery, comprehensive product and user data powering commerce services, and search functionality.

CONTENT CATEGORIES AND BRANDS

Technology	Games and Entertainment	Business	Community
CNET	GameSpot	ZDNet	Webshots
CNET Download.com	TV.com	BNET
CNET News.com	MP3.com	TechRepublic
Release 1.0

Search, Data and Commerce Platforms

Content Publishing and Ad Delivery Systems

Content Categories

Technology

Our technology category is anchored by our CNET-branded properties and includes sites such as CNET, CNET News.com, and CNET Download.com.

CNET (www.cnet.com) provides expert and unbiased advice on technology and consumer electronics products and services to inform users and expedite purchasing. The consumer electronics and computing categories are converging, and this new generation of technology products is increasingly becoming incorporated into everyday lives. CNET’s editorial content includes special reports on the latest developments, product reviews and price comparisons, and help and how-to features enhanced with video content, showing consumers how to get the most out of their technology products. The site’s growing, vibrant audience contributes valuable content in the form of forum posts, pictures, questions and answers. This combination of editorial and user content makes CNET a robust digital resource on the Internet.

CNET News.com (www.news.com), is a comprehensive resource for tracking the technology-related news that is most valuable to those that are passionate about technology, both professionally and personally. In 2005, it won several journalism awards, including a Maggie Award and awards from the Society of Professional Journalists and Society of American Business and Economic Writers. Over the years, CNET News.com has spearheaded several content innovations that underscore its desire to provide the whole story to its audience, beyond the opinions of its renowned news team, as well as developed innovative news delivery capabilities that enhance the user experience.

CNET Download.com (www.download.com) is a comprehensive resource for downloading software, music, games and video with its growing community and marketplace for digital content distribution. On a monthly basis, tens of millions of people turn to the site to discover free-to-try, legal downloads, from IS/IT professionals, developers, business users and technology enthusiasts, to music fans and games enthusiasts.

Games and Entertainment

Our interactive network includes game and entertainment content sites such as GameSpot, TV.com, MP3.com, and Metacritic.

GameSpot (www.gamespot.com) is a leading online source for gaming information. The GameSpot family includes GameFaqs and GameRankings. GameSpot’s Web sites offer free access to its editors’ PC and video game reviews, as well as game downloads, video streams, guides, news, hints and previews of upcoming games. GameSpot also has an active online gaming community—a free networking service that makes it easy for gamers to meet and interact with others who share their specific gaming interests.

Launched on June 2, 2005, TV.com (www.tv.com) is home to one of the largest databases of television shows, episode summaries, credits, trivia, and related media on the Web. The site provides users with a place to meet people with similar interests, discuss favorite shows, find new programs, view video clips, and access information on more than 16,000 TV series since the beginning of television. Since launch, the audience at TV.com has grown significantly, including over a half million registered users and more than 2.2 million individual ratings of shows, episodes, and celebrities at the end of 2005. The launch of TV.com demonstrates our ability to build and launch a site in an entirely new category, build a strong and growing user base, and bring in new advertisers to the network.

MP3.com (www.mp3.com) is a comprehensive digital music discovery and content resource that caters to the way people learn about and listen to music today. MP3.com offers users the ability to access information and reviews on artists, songs, digital music services, and technologies, as well as other tools and features such as community and video content.

Business

CNET Networks’ business sites, including TechRepublic, BNET, ZDNet, and Release 1.0, have built a unique collection of content that attracts business leaders throughout the enterprise.

TechRepublic (www.techrepublic.com) serves the needs of IT professionals, providing information and community tools for IT decision support and professional advice by job function. TechRepublic’s members, representing all segments of the IT industry, turn to the site, and its community of users, for IT decision support and professional advice organized by job function or topic. During 2005, the site added new personalization features and tools such as content registration, personalized alerts, and public bookmarking.

BNET (www.bnet.com) offers an extensive collection of classic and current business white papers, case studies, Webcasts, audiocasts, and other interactive content, created and categorized for decision makers in a variety of business functions. Additionally, the site offers targeted email alerts and newsletters, syndicated content available through rich site summary (RSS) feeds, and business blogs for professionals throughout the enterprise.

ZDNet (www.zdnet.com) is a leading Web site for business professionals who need to make important IT decisions. Its daily news, white papers, editorial analysis, peer feedback and survey and traffic-based research provide comprehensive insight into IT planning, vendor consideration and product selection.

Release 1.0 (www.release1-0.com) is a community of IT-industry thought leaders and commentators, entrepreneurs and innovators, venture capitalists and analysts that includes reports and analysis of IT and business trends, important new ideas, and profiles of innovative people and companies. In addition, Release 1.0 produces PC Forum, a business-oriented event for IT-industry executives, investors, entrepreneurs, thinkers, and policy makers whom share a passion for the technology industry.

Community

Webshots (www.webshots.com) is a leading online photo sharing and community property. Millions of people use Webshots each month to publish and share their stories with fellow users. They also connect with other people in the community who share their passions and interests across a wide range of categories, such as college, travel, sports, hobbies and recreation, and pets. Webshots’ user base includes a vibrant community of photo enthusiasts who enjoy the site’s categorized and searchable library of more than 325 million photographs. We believe the addition of Webshots to the network has added significant reach and revenue capacity and positions us to further expand our customer base into more general consumer advertiser segments.

Scalable Platforms

CNET Networks has standardized technology platforms which enable the delivery of content and advertising, search results, enable commerce and create universal data collection and registration systems. Our scalable and leverageable infrastructure has allowed for greater ease of publication of our content and more effective delivery of network-wide advertising. In addition, this standardized platform brings leverage when building or acquiring new online properties. We continuously enhance and improve the functionality of these platforms to support business, customer and audience growth.

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

An important component of our technology platforms is the product data that powers these commerce services. Our product database contains over 2.0 million products and related product images, descriptions and specifications. Because consistent, comprehensive and accurate product data is important not only to our commerce services but also to every business engaged in online commerce, we have been able to leverage this data by licensing it to third parties through our Channel Services business.

Our systems and overall network capabilities allow us to provide our advertising customers with data and business intelligence regarding user activity and the effectiveness of their marketing campaigns to enhance their business or marketing decision process.

Publishing

In addition to our interactive operations, we also operated a publishing business in the United States, Computer Shopper magazine. We sold Computer Shopper magazine on February 2, 2006; we felt that this particular magazine became less strategic as we focused our efforts and resources on the interactive side of our business.

INTERNATIONAL MEDIA

CNET Networks provides relevant online and offline content in local languages to the various markets we serve worldwide. We maintain an Internet presence in 12 countries, including China, the United Kingdom, France, Australia, Japan, Germany, Singapore, Korea, and Taiwan. Our international websites operated under many of the same brands and categories as our U.S. sites, including CNET, ZDNet and GameSpot, with other local brands represented in markets such as China and the UK.

During 2005, we expanded our content coverage beyond our traditional IT focus into broader, more consumer-focused categories in key international markets. For example, during the year, we launched CNET in the United Kingdom, Australia and France, along with ZDNet in Japan and further expanded our online presence in the growing advertising market in China. As part of that effort, in 2005 we acquired PCHome (www.pchome.net), a leading technology property based in Shanghai. PCHome, combined with the two sites that we acquired in 2004, ZOL and Fengniao, expanded our technology platform in China. With a strong position in Shanghai through PCHome and in Beijing through ZOL and Fengniao, we are now well positioned in two critical markets in China. The PCHome acquisition expands CNET Networks’ online presence in China, securing a strong position in the technology category ahead of the expected growth in Internet usage and online advertising.

We also operate a direct marketing division called CNET Direct, which focuses on one-to-one marketing solutions serving direct marketing campaigns into more than 18 countries.

CNET Networks has published magazines in China for over ten years, primarily in the technology and games and entertainment categories. Through our print operations in China, we are able to build important customer relationships, relevant audiences, and content that can be leveraged as our online presence grows over time.

MARKETING

We design our marketing activities to promote our multiple brands and to attract users, viewers and readers to our online network and print publications. Our marketing programs include interactive and print advertising campaigns, and participation in trade shows, conferences and speaking engagements. In 2005, we spent approximately $17.4 million (which includes approximately $12.3 million in barter advertising expenses) to market our brands and services. We expect to continue to market our brands, products and services in the future.

CUSTOMERS

For the year ended December 31, 2004, revenues from one customer, Google, Inc., approximated 10% of total revenues. In the fourth quarter of 2003, CNET Networks selected Google as its primary partner for paid search results, thereby consolidating paid search opportunities that were previously spread among several providers. Our top one hundred advertisers contributed approximately 67%, 71% and 78% of our U.S. revenues in 2005, 2004 and 2003, respectively, reflecting the expansion of our customer base.

GEOGRAPHIC REGIONS

For information regarding the geographic areas in which we do business, please see Note (11), “Segments and Geographic Information” of Item 8—“Financial Statements” in our Annual Report on Form 10-K.

EMPLOYEES

At December 31, 2005, 2004 and 2003, we had approximately 2,340, 2,080, and 1,730 employees on a worldwide basis.

INTELLECTUAL PROPERTY

Trademarks, trade names, service marks and other proprietary rights, as well as our ability to use U.S. and foreign laws to protect our intellectual property are important to our success and competitive position.

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

We rely on copyright law to protect our original content. We rely on trade secrets, copyright laws, patent laws, confidentiality agreements with our employees and third parties, and protective contractual provisions to protect the proprietary technologies that we have developed. We have over 25 U.S. patent applications pending with respect to certain of our software systems, methods and related technologies and seven issued U.S. patents. U.S. patents have duration of 20 years.

We also rely on certain technology licensed from third parties. We may be required to license additional technology in the future for use in managing our Internet sites and providing related services to users and advertising customers.

For risks associated with intellectual property, see the Risk Factor entitled, “We have limited protection of our intellectual property and could be subject to infringement claims that may result in costly litigation, the payment of damages or the need to revise the way we conduct our business”.

COMPETITION

The media industry is intensely competitive and rapidly evolving. We compete for advertisers, users and business partners with numerous companies throughout the world that offer information and content in our primary areas of focus.

•	Traditional offline media. We have always competed for consumers and advertisers in our areas of focus with the traditional offline media, such as television, radio, cable and print. For instance, mainstream business publications, such as The New York Times, The Wall Street Journal, Fortune, Forbes, and Business Week and other publications devoted to certain content areas such as games or technology, offer content that competes with ours. Increasingly, these traditional offline media companies are developing broader reach by creating alternative channels of distribution for their content by building more robust Internet sites, acquiring online companies, and partnering with other media outlets. As the traditional offline media continues to introduce more multi-media offerings into the market, we will continue to compete with them for consumers and advertisers in the areas where we focus.

•	Internet sites. Large general purpose portals, such as AOL, MSN and Yahoo! are also competitors, especially as these properties expand their content offerings in our areas of expertise. We also compete with niche sites focused on the same vertical markets on which we focus. For example, our gaming properties compete with other gaming sites such as IGN Entertainment, and our business properties compete with smaller, niche sites such as TechTarget. In addition, many traditional media companies are increasing their online offerings.

•	Search engines. Search engines such as Google and Yahoo!, which attract users looking for goods, services and content similar to those offered on our website also attract marketing expenditures by companies trying to reach those users.

•	Online comparison shopping services. Specialized online comparison shopping services such as Shopping.com and PriceGrabber.com and the online shopping services operated by large general purpose portals have sought to expand the reviews and information offerings on their sites. They compete with us for users and the companies trying to reach those users.

•	Online retail and auction companies. These companies, such as Amazon.com and eBay, offer goods and services similar to those that can be obtained through our websites. They compete with us for users and the companies trying to reach those users.

We believe that the Internet offers a competitive advantage over offline media for creating a rich and interactive environment for both users and marketers. Within the Internet, we believe that our significant experience, editorial expertise and strong brands provide us with many advantages over our competitors.

SEASONALITY AND CYCLICALITY

We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly with economic conditions. Because a majority of our revenues are derived from advertising, fluctuations in advertising spending generally, or with respect to Internet-based spending specifically, could adversely impact our revenue. In addition, marketing spending follows seasonal consumer behavior throughout the calendar year to reflect trends during the calendar year, with spending. Historically spending is weighted toward the end of the year, with 30% of our revenues being earned in the fourth quarter.

Item 1A.	Risk Factors

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Annual Report on Form 10-K contains “forward- looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or “continue,” and any other words of similar meaning.

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

Our revenues might not grow in 2006, and they might decrease.

Several factors, many of which are outside of our control, contribute to our revenue growth. Some scenarios that might impede our revenue growth in the future are listed below.

•	our failure to maintain existing marketing customers and to attract new marketing customers due to competition from other media outlets, dissatisfaction with our services, reduced advertising budgets;

•	our loss of advertising and other marketing opportunities to competitors, especially as other media companies increase their online presence in areas where we focus;

•	our inability to attract advertisers for our newer websites;

•	our inability to respond to ad-blocking technology might decrease the effectiveness of online advertising;

•	a loss of revenues from our publishing operations, as more advertising dollars shift from publishing to the Internet;

•	weakness in corporate and consumer spending may lead to a decline in advertising , which is the primary source of our revenues;

•	a decline in general economic conditions, which could occur as a result of currency fluctuations, rising interest rates, or other factors;

•	disruption of our operations due to technical difficulties, system downtime, Internet brownouts or denial of service or other similar attacks; and

•	disruption to our operations, employees, partners, customers and facilities caused by natural disasters, international or domestic terrorist attacks or armed conflict.

We may not be able to achieve our targeted incremental profit margins and accordingly we may fail to make expected improvements in our overall profit margins.

•	We have identified incremental profit margins as a useful performance measure. Incremental profit margin is the percent of each dollar of new revenue that we earn in 2006 as compared to 2005 that flows to operating income before depreciation, amortization and stock-based compensation expense. We may fail to achieve our incremental profit margin targets. Some of the factors that could cause us not to achieve these targets include:

•	greater than expected expenses due to a decision to invest in new products, services or websites;

•	acquisitions of businesses that cannot immediately achieve these profit margins;

•	greater than expected compensation expenses due to competition for qualified employees;

•	a failure to achieve projected revenue growth, as described in the first risk factor above; or

•	a failure to manage the costs associated with innovation and growth.

We have generated significant losses in the past and cannot assure you that we will report positive net income in the future. If our revenues do not increase, we may not be able to adjust spending in a timely manner to maintain positive net income.

We have generated an operating loss in eight of the past ten years and have generated a net loss in seven of the past ten years. Although we generated positive net income in 2005, our ability to generate positive net income in 2006 may be negatively impacted by:

•	the implementation of Financial Accounting Standards Board Statement 123R, “Share-Based Payments”, which will require us to begin recognizing expenses for stock options for periods beginning after January 1, 2006;

•	an inability to decrease expenses in a timely manner to offset any revenue shortfalls or expenses associated with cost-reduction measures, such as severance, lease termination payments, contract termination costs or impairment charges;

•	payments associated with contingent liabilities, such as litigation or our guarantee of the New York lease of Ziff-Davis, Inc., as described in more detail in a subsequent risk factor; or

•	any unusual transactions such as impairments or losses on investments.

Competition is intense and we might not compete successfully.

The media industry is intensely competitive and rapidly evolving. We compete for advertisers, users and business partners with numerous companies throughout the world that offer information and content in our primary areas of focus.

•	Traditional offline media. We have always competed for consumers and advertisers in our areas of focus with the traditional offline media, such as television, radio, cable and print. For instance, mainstream business publications, such as The New York Times, The Wall Street Journal, Fortune, Forbes, and Business Week and other publications devoted to certain content areas such as games or technology, offer content that competes with ours. Increasingly, these traditional offline media companies are developing broader reach by creating alternative channels of distribution for their content by building more robust Internet sites, acquiring online companies, and partnering with other media outlets. As the traditional offline media continues to introduce more multi-media offerings into the market, we will continue to compete with them for consumers and advertisers in the areas where we focus.

•	Internet sites. Large general purpose portals, such as AOL, MSN and Yahoo! are also competitors, especially as these properties expand their content offerings in our areas of expertise. We also compete with niche sites focused on the same vertical markets on which we focus. For example, our gaming properties compete with other gaming sites such as IGN Entertainment, and our business technology properties compete with smaller, niche sites such as TechTarget. In addition, many traditional media companies are increasing their online offerings.

•	Search engines. Search engines such as Google and Yahoo! complete with us by attracting users looking for goods, services and content similar to those offered on our websites. They also complete with us by attracting marketing dollars from companies trying to reach those users.

•	Online comparison shopping services. Specialized online comparison shopping services such as Shopping.com and PriceGrabber.com and the online shopping services operated by large general purpose portals have sought to expand the reviews and information offerings on their sites. They compete with us for users and the companies trying to reach those users.

•	Online retail and auction companies. These companies, such as Amazon.com and eBay, offer goods and services similar to those that can be obtained through our websites. They compete with us for users and the companies trying to reach those users.

We may have difficulties with our acquisitions, investments and new product developments.

We intend to pursue new business opportunities and ventures, including acquisitions, in a broad range of areas. Any decision by us to pursue a significant business expansion or a new business opportunity would be accompanied by risks, including, among others:

•	investment of a substantial amount of capital, which could have a material adverse effect on our financial condition and our ability to implement our existing business strategy;

•	issuance of additional equity interests, which would be dilutive to current stockholders;

•	additional burdens on our management personnel and financial and operational systems;

•	difficulty assimilating the operations, technology and personnel of the new business;

•	potential disruption of our ongoing business;

•	possible inability to retain key technical and managerial personnel;

•	additional expenses associated with amortization of purchased intangible assets;

•	additional operating losses and expenses associated with the activities and expansion of acquired businesses;

•	possible impairment of relationships with existing employees and advertising customers;

•	potential undisclosed liabilities associated with new or acquired businesses; and

•	for foreign acquisitions and investments, additional risks related to the integration of operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks association with specific countries.

Acceptance of our brands, content and services may not continue.

Our future success depends upon the strength of our brands and our ability to deliver original and compelling content and services that attract and retain users. We will endeavor to continue building existing brands such as CNET.com and GameSpot, and introducing new brands, that resonate with their audiences, but we may not be successful. The specialized nature of certain of our sites may limit those sites’ potential user base. Our content and services might not be attractive to a sufficient number of users to generate revenues consistent with our estimates. In addition, we might not develop new content or services in a timely or cost-effective manner. If we are not successful in growing our user base, then our ability to attract the advertisers who seek to market to the demographic represented by our user base may be affected which would in turn impact our revenue. Our ability to successfully develop and produce content and services is subject to numerous uncertainties, including the ability to:

•	anticipate and successfully respond to rapidly changing consumer tastes and preferences;

•	fund new program development;

•	attract and retain qualified editors, producers, writers, and technical personnel; and

•	successfully expand our content offerings into new platform and delivery mechanisms.

Some of our sites may have limited user bases which will affect our ability to attract advertisers.

We believe that our success depends on our ability to continue to grow our user base and increase user interaction with our sites.

We may not innovate at a successful pace.

Our industry is rapidly adopting new technologies and standards to create and satisfy consumer demand. It is critical that we continue to innovate, anticipate and adapt to these changes to ensure that our content-delivery platforms, services and products remain interesting to our users, advertisers and partners. In addition, we may discover that we must make significant expenditures to achieve this goal. If we fail to accomplish these goals, we may lose users and the advertisers that seek to reach those users.

We depend in part on third parties for traffic who may sever their relationships with us or fail to perform.

We depend in part on third parties for Internet traffic to our websites and changes to their operations or our failure to develop and maintain relationships with them could result in decreased traffic. Any reduction in users of our websites could negatively impact our ability to earn revenue. A significant portion of our users visit our websites by conducting a search on a search engine, such as Google, MSN or Yahoo! and following a link displayed in the search results. Changes in the methodologies used by these search engines to display results could result in our websites receiving less favorable placements, which could reduce the number or users who link to our sites from these search engines.

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

Most of our revenue is derived from short-term contracts which may not be renewed.

Our revenues are derived in large part from the sale of advertising and we expect that this will continue to be the case for the foreseeable future. Most of our advertising contracts are short-term and are subject to termination by the customer at any time on thirty-days’ prior written notice. Advertisers who have longer-term contracts may fail to honor their existing contracts or fail to renew their contracts. If a significant number of advertisers or a few large advertisers decided not to continue advertising on our websites, we could experience a rapid decline in our revenues over a relatively short period of time.

We depend on, and receive, a significant percentage of our revenue from a relatively small number of advertisers.

A relatively small number of advertisers contribute a significant percentage of our revenue. Our top one hundred customers contributed approximately 67% of our U.S. revenue in 2005. These customers may not continue to use our services to the same extent, or at all, in the future. A significant reduction in advertising by one or more of our largest customers could have a material adverse effect on our financial performance and condition.

A significant percentage of our revenues are derived from activity-based fees generated from our commerce Internet sites and we might not be able to attract qualified users for which merchants are willing to pay us activity-based fees.

We earn fees when users visit the sites of our merchant partners to view products that are listed on our commerce sites. There are currently many other businesses that offer similar services, often at lower prices than the ones we charge. It is very easy for new businesses to begin operations in this space. In addition, users may prefer to contact merchants directly rather than return to our commerce sites to make future purchases. If we are unable to continue to attract users to our shopping services or to maintain the fees we charge merchants for sending users to their sites, then our business, operating results and financial condition may be adversely affected. Most of our agreements with merchants under which activity-based fees are earned are terminable by either party on ten to thirty days notice. In addition, the amount of activity based fees that we earn is highly dependent upon consumer purchasing activity and trends. A decrease in consumer purchasing activity could result in a decrease in our activity-based fees.

Our advertising and other operating revenues may be subject to fluctuations, which could have a material adverse effect on our business, operating results and financial condition.

We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly with economic conditions. Because a majority of our revenues are derived from advertising, fluctuations in advertising spending generally, or with respect to Internet-based spending specifically, could adversely impact our revenue. In addition, marketing spending follows seasonal consumer behavior throughout the calendar year to reflect trends during the calendar year, with spending historically weighted towards the fourth quarter. Consistent with industry trends, our revenues in 2005 were weighted toward the end of the year, with 30% of our revenues being earned in the fourth quarter.

Our business may be affected by events that draw users away from our content.

Our business may be impacted by any event that decreases the amount of the time that users spend on CNET properties. During these times, our traffic and revenues may decrease. Some of these factors include geopolitical events and natural disasters.

An inability to attract and retain key personnel could adversely affect our operations.

Our success depends to a large extent on the continued services of our senior management team and qualified skilled employees. Our success also depends on our ability to identify, attract, develop, retain and motivate other highly skilled officers, key employees and personnel in a competitive job environment. We do not have employment agreements with any of our executive officers and do not maintain “key person” life insurance policies on any of our officers or other employees. As the overall industry for interactive content and Internet advertising grows, our employees are increasingly sought after by competitors. In order to remain competitive in the employment market, we may need to increase compensation to retain or attract qualified employees, which could have an adverse effect our financial condition or operating results. Our inability to attain shareholder approval of equity compensation plans may affect our ability to attract and retain key employees.

We have limited protection of our intellectual property and could be subject to infringement claims that may result in costly litigation, the payment of damages or the need to revise the way we conduct our business.

Our success and ability to compete are dependent in part on the strength of our proprietary rights, on the goodwill associated with our trademarks, trade names, service marks, and on our ability to use U.S. and foreign laws to protect them. Our intellectual property includes our original content, our editorial features, logos, brands, domain names, the technology that we use to deliver our products and services, the various databases of information that we maintain and make available through our Internet sites or by license, and the appearance of our Internet sites. We claim common law protection on certain names and marks that we have used in connection with our business activities. While we have applied for and obtained registration of many of our marks in countries outside of the U.S. where we do business, we have not been able to obtain registration of all of our key marks in such jurisdictions, in some cases due to opposition by people employing similar marks. In addition to U.S. and foreign laws, we rely on confidentiality agreements with our employees and third parties, and protective contractual provisions to protect our intellectual property.

Policing our intellectual property rights worldwide is a difficult task and we might not be able to identify infringing users. We cannot be certain that third party licensees of our content will always take actions to protect the value of our proprietary rights and reputation. Intellectual property laws, our agreements and our patents may not be sufficient to prevent others from copying or otherwise obtaining and using our content or technologies. Others may develop technologies that are similar or superior to ours. In seeking to protect our trademarks, copyrights and other proprietary rights, or defending ourselves against claims of infringement brought by others, with or without merit, we could face costly litigation and the diversion of our management’s attention and resources.

Notwithstanding the efforts that we have taken to ensure that we have sufficient rights to the intellectual property that we use, we could still be subject to claims of infringement. For instance, there has been a recent increase in the granting and attempted enforcement of business process patents that cover practices that may be widely employed in the Internet industry. We have, on occasion, been approached by holders of patents alleging that our services infringe on their patents. Many companies that offer services similar to ours have been approached and, in some cases, sued by other patent holders alleging patent infringement. We could be required to enter into costly royalty arrangements with the holders of these patents or to revise our services to ensure non-infringement or to avoid litigation. If we are unsuccessful in avoiding litigation, we would incur significant expenses and could be subject to damage awards, including damages for past infringement and royalties for future use of the patented method or technology. If we are found to violate any such patent, and we are unable to enter into a license agreement on reasonable terms, our ability to offer services could be materially and adversely affected. We do not have insurance for patent infringement.

In seeking to protect our trademarks, copyrights and other proprietary rights, or defending ourselves against claims of infringement brought by others, with or without merit, we could face costly litigation and the diversion of our management’s attention and resources. These claims could result in the need to develop alternative trademarks, content or technology or to enter into costly royalty or licensing agreements, which could have a material adverse effect on our business, results of operations and financial condition.

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

These types of claims have been brought, sometimes successfully, against online services and publishers of print publications. In addition, we could be exposed to liability in connection with material posted to our Internet sites by third parties. For example, many of our sites offer users an opportunity to post profiles, software, videos, photos, reviews and opinions. Some of this user-generated content, and the content that appears in our indexes and directories, may infringe on third party intellectual property rights or privacy rights or may otherwise be subject to challenge under copyright laws. Although we do not believe that our listing of any such material should expose us to liability, it is possible that such a claim may be successfully brought.

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

We maintain an international presence through a variety of international structures and business operations. We have wholly-owned operations in Australia, France, Germany, Japan, Russia, Singapore, Switzerland and the United Kingdom and majority-owned joint ventures in Korea. We also have license arrangements in various other countries throughout the world. We operate our operations in China through a variety of entities some of which are owned by local employees in order to comply with local ownership and regulatory licensing requirements. We believe our current ownership structure complies with all existing Chinese laws. It is possible, however, that the Chinese government may change the applicable laws or take a different interpretation of existing laws. If we were found to be in violation of any existing or future Chinese laws or regulations, we could be subject to fines and other financial penalties, have our licenses revoked, or be forced to discontinue our business entirely.

There are additional risks inherent in doing business in international markets, such as the following:

•	weak economic conditions in foreign markets, especially in the business sector;

•	uncertainty of product acceptance in different countries,

•	longer collection cycles in some countries;

•	current, and unforeseen changes in, legal and regulatory requirements;

•	difficulties in staffing and managing multinational operations;

•	currency exchange-rate fluctuations, which could reduce our revenues as determined under U.S. GAAP, increase our expenses, and dilute our operating margins;

•	difficulties in finding appropriate foreign licensees or joint venture partners;

•	potential adverse tax requirements;

•	distance, language and cultural differences in doing business with foreign entities; and

•	foreign political and economic uncertainty.

Changes in regulations could adversely affect the way that we operate.

It is possible that new laws and regulations in the U.S. and elsewhere will be adopted covering issues affecting our business, including:

•	privacy and use of personally identifiable information;

•	copyrights, trademarks and domain names;

•	obscene or indecent communications;

•	pricing, characteristics and quality of Internet products and services;

•	marketing practices, such as direct marketing or adware;

•	the ability of children to access our services; and

•	taxation of Internet usage and transactions.

Increased government regulation, or the application of existing laws to online activities, could:

•	decrease the growth rate of the Internet;

•	reduce our revenues;

•	increase our operating expenses; and

•	expose us to significant liabilities.

We cannot be sure what effect any future material noncompliance by us with these laws and regulations or any material changes in these laws and regulations could have on our business, operating results and financial condition.

We may be subject to system disruptions, which could adversely affect our revenues.

Our ability to attract and maintain relationships with users, advertisers, and strategic partners will depend on the satisfactory performance, reliability and availability of our Internet infrastructure. Our Internet advertising revenues relate directly to the number of advertisements and other marketing opportunities delivered to our users. System interruptions or delays that result in the unavailability of Internet sites or slower response times for users would reduce the number of impressions and leads delivered. This could reduce revenue as the attractiveness of our sites to users, strategic partners and advertisers decreases. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. Further, we do not have multiple site capacity for all of our services in the event of any such occurrence. We may experience service disruptions for the following reasons:

•	occasional scheduled maintenance;

•	equipment failure;

•	when traffic volumes to our sites increase beyond our infrastructure’s capacity;

•	due to natural disasters, telecommunications failures, power failures, other system failures, maintenance, viruses, hacking or other events.

Our networks may be vulnerable to unauthorized persons accessing our systems, which could disrupt our Internet operations and result in the theft of our proprietary information.

A party who is able to circumvent our security measures could misappropriate either our proprietary information or the personal information of our users and customers or cause interruptions or malfunctions in our Internet operations. We may be required to expend significant capital and resources to protect against the threat of security breaches or to alleviate problems caused by breaches in security. For example, so-called “spiders” have and can be used in efforts to copy our databases, including our database of technology products and prices.

Our activities and the activities of third party contractors involve the storage and transmission of proprietary and personal information, such as computer software or credit card numbers. Accordingly, security breaches could expose us to a risk of loss or litigation and possible liability. We cannot assure you that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements.

Our business, operating results and financial condition may be impacted by certain contingencies related to our guarantee of certain lease obligations.

In conjunction with the ZDNet acquisition in 2000, we assumed a guarantee of the obligations of Ziff Davis Media Inc., an unaffiliated company and primary lessee, under a New York City office lease for a total of 399,773 square feet. This lease expires in 2019. The annual average cost per square foot is approximately thirty dollars over the remaining term of the lease. Ziff Davis Media Inc. currently occupies 144,682 square feet of this space. Ziff Davis Media Inc. subleases 205,951 square feet to The Bank of New York, FOJP Risk Management and Softbank, collectively. In addition, we currently sublease and occupy 49,140 square feet of the office space from Ziff Davis Media Inc. These leases and subleases fully cover the current monthly lease payments.

As of December 31, 2005, the total lease payments remaining until the end of the lease term were $158.5 million, excluding the amounts attributable to our sublease with respect to the floor we occupy. If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in their inability to make lease payments, we would be required to make their lease payments under the guarantee. In addition, any expiration of any sublease, the potential resulting vacancy and the inability of Ziff Davis Media Inc. to make the primary lease payments could result in us being required to make lease payments on these vacancies.

In connection with that guarantee, we have a letter of credit for $15.0 million outstanding as a security deposit. As there is no present obligation to make any payments in connection with this guarantee, we have not recorded any liability for this guarantee in its financial statements.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. As part of management’s review of our accounting policies and internal control over financial reporting for the year ended December 31, 2004 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management concluded that there was a material weakness in our internal control over financial reporting related to the lack of adequate staffing in the area of financial reporting resulting in management’s inability to consistently follow some its internal control over financial reporting related to (a) the timely preparation of comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for non-routine and complex items and (b) the conducting of a critical secondary review of this supporting documentation by internal staff or outside advisors to determine its completeness and the accuracy of the conclusions. We concluded that we have remediated this material weakness as of December 31, 2005. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we can not assure you that our disclosure controls and procedures or internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Other deficiencies, particularly a material weakness in internal control over financial reporting, which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operation, financial condition or liquidity.

Accounting rules regarding goodwill could make our reported results more volatile.

Goodwill is tested for impairment annually or when an event occurs indicating the potential for impairment. The evaluation is prepared based on our current and projected performance for the identified reporting units. The fair value of our reporting units is determined using a combination of the cash flow and market comparable approaches. If we conclude at any time that the carrying value of our goodwill and other intangible assets for any of our reporting units exceeds its implied fair value, we will be required to recognize an impairment, which could materially reduce operating income and net income in the period in which such impairment is recognized.

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

We will record substantial expenses related to our issuance of stock-based compensation which may have a material negative impact on our operating results for the foreseeable future.

Effective January 1, 2006, we adopted the SFAS No. 123 (R) for stock-based employee compensation. Our stock-based compensation expenses are expected to be significant in future periods, which will have an adverse impact on our operating income and net income. Our option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the amount of our stock-based compensation expense. Our estimated stock compensation expenses for 2006 may also be greater than expected if the fair value of our stock increases. In addition, an increase in the competitiveness of the market for qualified employees could cause us to issue more stock-based compensation than expected, which would increase our estimated expenses for 2006.

Our debt obligations expose us to risks that could adversely affect our financial condition.

We have a substantial level of debt and interest expense. At December 31, 2005 we had approximately $141.8 million of outstanding indebtedness. The level of our indebtedness, among other things, could:

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

Our future effective tax rates could be unfavorably affected by changes in the valuation of our deferred tax assets and liabilities, changes in the mix of earnings in countries with differing statutory tax rates, or by changes in tax laws or their interpretations. In addition, we are subject to the continuous examination of our tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcome resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from examinations may have an adverse effect on our business, operating results and financial condition.

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

Some provisions in our certificate of incorporation and bylaws could delay, prevent or make more difficult a merger, tender offer, proxy contest or change of control. Our stockholders might view any transaction of this type as being in their best interest since the transaction could result in a higher stock price than the current market price for our common stock. Among other things, our certificate of incorporation and bylaws:

•	authorize our board of directors to issue preferred stock with the terms of each series to be fixed by our board of directors;

•	divide our board of directors into three classes so that only approximately one-third of the total number of directors is elected each year;

•	permit directors to be removed only for cause; and

•	specify advance notice requirements for stockholder proposals and director nominations

In addition, with some exceptions, the Delaware General Corporation Law restricts or delays mergers and other business combinations between us and any stockholder that acquires 15% or more of our voting stock.

A substantial number of shares of common stock may be sold, which could affect the trading price of our common stock.

We have a substantial number of shares of common stock subject to stock options. As of December 31, 2005, we had 3,001,450 shares of common stock available for future grant under our employee stock option plans, 18,959,448 issuable upon the future conversion of outstanding stock options and 8,333,337 shares of common stock issuable upon conversion of our 0.75% Convertible Senior Notes due 2024. In addition, as of December 31, 2005, we have approximately 250 million shares of authorized but unissued shares of our common stock that are available for future sale. We have an effective Registration Statement on Form S-3 registering the sale of up to $300 million of securities, which we may use in the future to offer equity securities. We cannot predict the effect, if any, that future sales of shares of our common stock, or the availability of shares of our common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of our common stock, including shares issued in connection with acquisitions, upon the exercise of stock options or warrants or the conversion of debt securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Item 1B.    Unresolved Staff Comments

None.

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

The majority of the issuers, including CNET Networks, and their insurers have approved a settlement agreement and related agreements. The agreements set forth the terms of a settlement between CNET Networks, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Pursuant to those agreements, our insurers would participate in an undertaking to guarantee a minimum recovery by the plaintiffs. Among other provisions, the settlement provides for our release and the individual defendants for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against its underwriters. The settlement agreement also provides for a “back-stop” guarantee from the issuers and their insurers pursuant to which they will pay the plaintiffs any shortfall between $1 billion and the amounts recovered in the ongoing litigation against the underwriters. It is anticipated that any potential financial obligation of CNET Networks to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, we do not expect that the settlement will involve any payment by the Company. Based on the amount of our insurance and the agreement of the insurers to cover legal expenses after June 1, 2003, we do not anticipate additional expenses or liability if the settlement is approved. We are currently not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from our insurance carriers should arise, our maximum financial obligation to plaintiffs pursuant to the settlement agreement is less than $3.4 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. There is no assurance that the court will grant final approval to the settlement. If the settlement is not approved and we are found liable, it is anticipated that any potential financial obligation of CNET Networks to plaintiffs will be covered by existing insurance.

Regardless of whether the settlement is approved, and even if material limitations arise with respect to our expected recovery of any potential obligations to plaintiffs from our insurance carriers, we do not expect that any payments required to be made by us will be material.

On August 3, 2004, two private citizens filed an action, Cisneros, et al. v. Yahoo! Inc., et al., San Francisco Superior Court, Case No. CGC 04433518, against CNET Networks, and a number of other defendants claiming that the defendants posted website advertisements for Internet gambling sites in violation of California Business and Professions Code Section 17200. The plaintiffs sought a variety of remedies including disgorgement, restitution, and an injunction. In preliminary hearings, the court has ruled that disgorgement or restitution claims are limited. On December 1, 2005, plaintiffs filed a motion seeking a preliminary injunction. The case is at the preliminary stage and little discovery has been conducted. Accordingly, it is not possible to predict the impact of this litigation on our financial results.

There are no other legal proceedings to which we are a party that are reasonably expected to be material to our business or financial condition.

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

	2005		2004
	High	Low	High	Low
First quarter	$11.65	$8.80	$11.30	$6.86
Second quarter	$12.00	$9.24	$13.45	$7.93
Third quarter	$14.24	$11.30	$11.01	$7.16
Fourth quarter	$15.98	$12.44	$11.58	$8.04

We have never declared or paid a cash dividend on our common stock. We intend to retain any earnings to cover operations and working capital fluctuations and to fund capital expenditures and expansion. We do not anticipate paying cash dividends on our common stock in the foreseeable future.

At March 10, 2006, the closing price for our common stock as reported by NASDAQ was $13.12, and the approximate number of holders of record of our common stock was 901.

The information required by this item and included under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated by reference from the Proxy Statement, which will be filed pursuant to Regulation 14A (the “Proxy Statement”).

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

(in thousands, except share and per share data)	Fiscal Year Ended
	2005	2004 (a)	2003	2002	2001 (a)

Consolidated Statement of Operations Data:
Total revenues	$352,951	$291,156	$246,240	$236,957	$285,805
Total operating expenses (b)(c)(d)	323,564	289,943	267,056	618,271	2,152,930
Operating income (loss)	29,387	1,213	(20,816)	(381,314)	(1,867,125)
Total non-operating income (expense) (e)	(1,446)	10,439	(4,814)	436	(191,370)
Net income (loss)	27,693	11,685	(26,290)	(360,585)	(1,989,488)
Basic net income (loss) per share	$0.19	$0.08	$(0.19)	$(2.60)	$(14.52)
Diluted net income (loss) per share	$0.18	$0.08	$(0.19)	$(2.60)	$(14.52)
Shares used in basic per share calculation	146,062,544	143,289,458	140,234,438	138,850,094	137,062,987
Shares used in diluted per share calculation	153,120,122	150,313,734	140,234,438	138,850,094	137,062,987

Consolidated Balance Sheet Data:
Cash and cash equivalents	$55,895	$29,560	$65,913	$47,199	$93,439
Total marketable debt securities	54,023	44,392	51,267	79,841	123,537
Working capital	134,228	55,718	79,662	64,666	138,541
Total assets	454,940	407,347	351,843	377,295	814,780
Total debt (f)	141,766	144,621	118,128	117,958	176,534
Stockholders’ equity	$253,163	$193,579	$169,962	$186,057	$543,499

a)	We have made several acquisitions over the past five years. The most significant of which are described below.

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

b)	Operating expenses included amortization of intangible assets of $10.0 million, $5.9 million and $6.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Effective January 1, 2002, we adopted the provisions of SFAS 142. Under SFAS 142, goodwill is no longer amortized. Operating expenses included amortization of goodwill and intangible assets of $678.6 million for the year ended December 31, 2001.
c)	During the year ended December 31, 2005, we recorded an asset impairment of $10.3 million associated with the write-down of goodwill and tradename of our Computer Shopper reporting unit. In 2004, we determined the carrying value of goodwill for our Computer Shopper reporting unit exceeded its fair value, and an impairment of $8.9 million was recorded. The results of our annual impairment test, as of August 31, 2002, determined that an impairment charge of $238.8 million for goodwill and of $40.5 million for intangible assets of our U.S. Media reporting unit was required. Additionally, a loss on the disposal of fixed assets of $11.2 million was recorded in 2002. In 2001, a charge of $1.1 billion was taken to adjust the carrying value of our goodwill to fair value.
d)	In 2003 and 2002, a total of $9.8 million and $12.4 million, respectively, were included in operating expenses representing costs to realign our business. Included in operating expenses in 2001, was a charge of $21.3 million related to the consolidation of our office space, which resulted in the abandonment of several leased facilities, as well as $21.7 million in other costs incurred to integrate the operations of ZDNet into our operations.
e)	In 2004, we recognized net gains of $14.9 million, respectively, on the sale of our privately held investments by third parties. During 2001, we incurred impairment losses of $26.9 million on marketable equity securities. In 2002 and 2001, we incurred impairment losses of $15.4 million and $148.4 million on privately held investments, respectively, for which other-than-temporary declines in value were deemed to have occurred.
f)	In 2004, we redeemed the outstanding balance of $113.7 million of our 5% Convertible Subordinated Notes with the proceeds from the offering of $125.0 million of 0.75% Senior Convertible Notes. The redemption of the 5% notes resulted in the write-off of approximately $1.0 million of capitalized debt issuance costs and a $1.6 million prepayment penalty. In 2002, we repurchased $59.2 million principal amount of our 5% Convertible Subordinated Notes for $36.7 million, resulting in a gain of $21.6 million, net of the write-off of related capitalized debt issuance costs of $0.9 million. On August 31, 2001, NBC acquired any NBC Internet, Inc. (NBCi) shares it did not already own. Upon the purchase of the NBCi shares owned by us, the maturity date for our NBCi Trust Automatic Common Exchange Securities (TRACES) obligation accelerated. In conjunction with this accelerated repayment, CNET Networks recorded a loss of $10.6 million, consisting of $9.0 million of early interest payment, which was not refundable, and a write-off of $1.6 million of capitalized debt issuance costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CNET Networks, Inc. is a worldwide media company and creator of authentic brand experiences in multiple categories. We operate industry leading websites, each with its own distinct brand, in four content categories: technology, games and entertainment, business and community.

We have determined that our business segments are U.S. Media and International Media. U.S. Media consists of an online network focused on four content categories: technology, games and entertainment, business and community, as well as a print publication. As of February 2, 2006, the print publication in the U.S., Computer Shopper, was sold. International Media includes the delivery of online technology information and several technology and gaming print publications in non U.S. markets. Within these business segments, we earn revenues from:

•	Marketing Services: sales of advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement is viewed by users of our websites) and activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners, or download a software application or a whitepaper);

•	Licensing, Fees and Users: licensing our product database and online content, subscriptions to our online services, and other paid services; and

•	Publishing: sales of advertisements in our print publications, subscriptions and newsstand sales of publications, and custom publishing services. With the sale of the U.S. print publication in 2006, advertising revenues from the remaining print business will be reported as Marketing Services revenue and subscription revenues will be reported as Licensing, fees and users.

We evaluate our revenues according to the classifications listed above. We classify our marketing services revenues and licensing, fees and user revenues as interactive revenues and our publishing revenues as publishing revenues on our consolidated statements of operations. Revenues for the past three years for these categories are as follows:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Revenues:
Marketing services	$283,739	$223,560	$169,499
Licensing, fees and users	40,368	32,685	27,491

Interactive	324,107	256,245	196,990
Publishing	28,844	34,911	49,250

	$352,951	$291,156	$246,240

As a Percentage of Revenues:
Marketing Services	81%	77%	69%
Licensing, fees and users	11%	11%	11%

Interactive	92%	88%	80%
Publishing	8%	12%	20%

	100%	100%	100%

We had an average of 116 million unique users per month in the fourth quarter of 2005, compared to 103 million unique users in the fourth quarter of 2004, an increase of 13%. These users generated over 103 million Web page views per day during the fourth quarter 2005 compared to 85 million in 2004, a 22% increase. These increases reflect growth primarily from our games and entertainment and Webshots properties. While increases or decreases in unique users and daily average page views are not necessarily indicative of increases or decreases in financial results, we believe that these statistics are helpful because they provide insight into the growth of the Internet as an advertising medium resulting from increased user adoption and into user demand for CNET Networks’ properties in particular.

Operating expenses included in our operating income (loss) before depreciation, amortization and asset impairment consist of cost of revenues, sales and marketing and general and administrative costs, which are primarily cash related expense activities. The majority of our cash related expenses are costs associated with employee compensation, benefits and facilities, which represented over 56% of our total operating expenses in 2005. Noncash related expenses consist of depreciation, amortization of intangible assets and asset impairment and are included in our operating income.

Cost of revenues includes costs associated with the production and delivery of our Internet sites, print publications and creation of our product database and related technology. The principal elements of cost of revenues for our operations are compensation and related expenses for the editorial, production and technology staff and related costs for facilities and equipment, as well as costs to print and distribute our magazines. The majority of our cost of revenues does not necessarily fluctuate proportionately with fluctuations in revenues.

Sales and marketing expenses consist primarily of compensation and related expenses, consulting fees and advertising expenses and related costs for facilities and equipment.

General and administrative expenses consist of compensation and related expenses for executive, finance. legal and administrative personnel, professional fees and other general corporate expenses and related costs for facilities and equipment.

We evaluate our financial performance primarily on the following key measurements:

•	Revenues

•	Operating income (loss)

•	Net income (loss) and earnings (loss) per share

We evaluate our liquidity primarily on the following key measurements:

•	Operating income (loss) before depreciation, amortization and asset impairment

•	Net cash provided by operating activities

•	Free cash flow

2005 Results

In 2005, we continued to expand our offerings both domestically and internationally, with new products, partnerships and acquisitions. We continued to drive revenue growth through our combined efforts of extending our relationships with our traditional advertisers and gaining more share of spending from general consumer advertisers. We experienced growth and expansion in our overall product offerings, customer base and audience within our existing categories and from new content categories. Examples of new properties include TV.com. PCHome and CNET in the UK and France.

In 2005, we were able to achieve revenue growth that exceeded the growth in operating expenses, which allowed us to meet our 2005 goal of over 50 percent year-over-year incremental margin. We define incremental margin as the percentage of new revenue dollars that flow to operating income before depreciation, amortization and asset impairment as compared to the previous year.

As shown in the table below, we had operating income of $29.4 million and $1.2 million for the years ended December 31, 2005 and 2004, respectively, and we incurred an operating loss of $20.8 million for the year ended

December 31, 2003. We had operating income before depreciation, amortization and asset impairment of $68.3 million, $35.5 million and $2.8 million in 2005, 2004 and 2003, respectively. Our net income and net income per diluted share for the years ended December 31, 2005 and 2004 was $27.7 million, or $0.18 per share, and $11.7 million, or $0.08 per share, respectively. Our net loss and net loss per share for the year ended December 31, 2003 was $26.3 million, or $0.19 per share.

	Year Ended December 31,
(in thousands, except per share data)	2005	2004	2003
Operating income (loss)	$29,387	$1,213	$(20,816)
Depreciation	16,971	19,432	17,348
Amortization	10,001	5,895	6,304
Asset impairment	11,897	8,931	—

Operating income before depreciation, amortization and asset impairment	$68,256	$35,471	$2,836

Net income (loss)	$27,693	$11,685	$(26,290)

Net income (loss) per diluted share	$0.18	$0.08	$(0.19)

We believe that “operating income before depreciation, amortization and asset impairment” is useful to management and investors as a supplement to our GAAP (accounting principles generally accepted in the United States) financial measures for evaluating the ability of the business to generate cash from operations. Depreciation and amortization are non-cash items and include within them amounts related to past transactions and expenditures that are not necessarily reflective of the current cash or capital requirements of the business. Asset impairment is a non-cash item that does not reflect upon the ability of the business to generate cash from operations.

Management refers to “operating income before depreciation, amortization and asset impairment” in making operating decisions and for planning and compensation purposes. A limitation associated with this measure is that it does not reflect the costs of certain capitalized tangible and intangible assets used in generating revenue. Management compensates for these limitations by relying primarily on our GAAP financial measures, such as capital expenditures, and using “operating income before depreciation, amortization and asset impairment” only on a supplemental basis. Although depreciation and amortization are non-cash charges, the capitalized assets being depreciated and amortized will often have to be replaced in the future, and “operating income before depreciation, amortization and asset impairment” does not reflect any cash requirements for such replacements. This measure also does not take into account interest expense, or the cash requirements necessary to service interest or principal payments on our debt. Nor does the measure reflect changes in, or cash requirements for, our working capital needs. “Operating income before depreciation, amortization and asset impairment” should be considered in addition to, and not as a substitute for, other measures of financial performance prepared in accordance with GAAP.

Outlook for 2006

We are focused on expanding our content coverage and services to help us continue to grow the number of users visiting our properties and to increase user engagement. We expect revenue growth as a result of increased spending from existing advertisers, as well as new advertisers. We expect our growth in revenues to continue to exceed any incremental increase in operating costs before depreciation, amortization and stock compensation. We expect that online revenues will represent an increasing proportion of international revenues, reflecting faster online revenue growth than publishing.

We will begin to recognize expenses for stock options in 2006 with the implementation of Financial Accounting Standards Board Statement 123R, “Share-Based Payments”. Compensation cost for all employee share-based payments in 2006 is expected to be between $22.0 million and $24.0 million after the adoption of Statement 123R. However, these amounts may vary with the level of equity awards and the grant-date value of those awards.

On February 6, 2006, we announced the sale of our Computer Shopper magazine business to SX2Media Labs LLC. The transaction was effective February 2, 2006. Computer Shopper magazine generated $16.2 million of revenue in 2005 and contributed $1.8 million of operating income excluding depreciation and amortization. The finalization of the accounting for the sale of the Computer Shopper magazine could result in a gain or loss on sale in the first quarter of 2006.

Results of Operations

2005 vs. 2004

Revenues

Total Revenues

Total revenues were $353.0 million and $291.2 million for the years ended December 31, 2005 and 2004, respectively. Total revenues increased approximately 21% in 2005 due to an increase in interactive revenues, which were comprised of marketing services revenues and licensing, fees and users revenues. Publishing revenues decreased in 2005 as compared to 2004.

For the year ended December 31, 2005, approximately $12.8 million of our revenues were derived from barter transactions compared to $12.3 million for the year ended December 31, 2004, whereby we delivered marketing services in exchange for marketing services of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements delivered.

Marketing Services Revenues

Marketing services revenues were $283.7 million and $223.6 million and represented 81% and 77% of total revenues in 2005 and 2004, respectively. The increase in marketing services revenues of $60.1 million, or 27%, in 2005 compared to the prior year was due primarily to an increase in marketing spending by our customers, as well as the addition of new customers, and reflects growth in our content areas with significant growth in games and entertainment and technology.

Licensing, Fees and Users Revenues

Licensing, fees and users revenues were $40.4 million and $32.7 million for 2005 and 2004, respectively, and represented 11% of total revenues for both years. The increase in our licensing, fees and users revenues of $7.7 million, or 24%, was primarily due to increased sales from our CNET Channel data licensing business.

Publishing Revenues

Publishing revenues were $28.8 million and $34.9 million and represented 8% and 12% of total revenues in 2005 and 2004, respectively. The 17% decrease in publishing revenues in 2005 was primarily due to lower advertising revenues in the current year period as compared to last year as we continued to see a shift in media consumption away from publishing.

Operating Expenses

	Year Ended December 31,
(in thousands)	2005	2004
Operating expenses:
Cost of revenues	$161,462	$144,312
Sales and marketing	79,136	73,268
General and administrative	44,097	38,105
Depreciation	16,971	19,432
Amortization	10,001	5,895
Asset impairment	11,897	8,931

Total operating expenses	$323,564	$289,943

Cost of Revenues, Sales and Marketing, General and Administrative

We refer to cost of revenues, sales and marketing, and general and administrative expenses as “cash related expenses”. We incurred cash related expenses in aggregate of $284.7 million and $255.7 million for the years ended December 31, 2005 and 2004, respectively. The majority of our cash related expenses are costs associated with employee compensation, benefits and facilities, which represented over 56% and 55% of our total cash related expenses in 2005 and 2004, respectively. The total increase in cash related expenses was $29.0 million, or 11%. The increase related primarily to an increase in compensation and benefits as our average headcount increased by approximately 16% from 2004 to 2005. Approximately 34% of the increase in average headcount was due to our PCHome acquisition in China.

Depreciation and Amortization

Depreciation expense was $17.0 million and $19.4 million in 2005 and 2004, respectively. The decrease in 2005 was due to a charge of $3.5 million in 2004 included in depreciation expense related to buildings and fixed assets in Switzerland, which were written down to their estimated fair value.

Intangible assets amortization expense was $10.0 million and $5.9 million for the years ended December 31, 2005 and 2004, respectively. The increase is primarily due to intangible assets acquired through the PCHome and HeyPix acquisitions during 2005, and the acquisition of Webshots in the latter half of 2004.

Asset Impairment

During 2005, as the trend of migration of advertising spending from print to online continued, the reduction in forecasted revenues of Computer Shopper resulted in a decrease in the estimated future cash flows of the reporting unit. The Computer Shopper reporting unit is a print publishing business within the U.S. Media segment. The results of the August 31, 2005 impairment test indicated the carrying value of goodwill for the Computer Shopper reporting unit exceeded its implied fair value, and an impairment charge was required. On February 2, 2006, we agreed to sell the Computer Shopper magazine. The sale price indicated that at December 31, 2005, the carrying value of the reporting unit was in excess of the fair value and an additional impairment charge was required. As a result, impairment charges of $10.3 million were recorded for the year, of which $10.1 million related to goodwill and $216,000 to intangible assets. During the fourth quarter of 2004, a reassessment of the carrying value of the Computer Shopper reporting unit was performed based on a revised forecast of 2005 revenues for this business resulting from a projected decline of advertising spending on technology publications. Based on the evaluation performed, the carrying value of goodwill was reduced and an impairment charge of $8.9 million was recognized.

Additionally in 2005, a charge of $1.6 million was taken related to an asset held for sale, which consists of a building we own in Switzerland. This asset was written down to its estimated fair value based on current market data.

Nonoperating Income and Expense

Realized Gains (Losses) on Sale of Investments, Net

We recognized a gain of $1.9 million and $16.6 million during the years ended December 31, 2005 and 2004, respectively, from the sale or dissolution of certain privately-held investments. These gains were offset by impairment losses of $2.1 million and $1.8 million on other privately-held investments during the years ended December 31, 2005 and 2004, respectively.

Interest Income and Expense

Interest income is derived from our cash and cash equivalents and investments in marketable debt securities. Interest income was $2.0 million and $1.9 million for 2005 and 2004, respectively.

Interest expense was primarily incurred on our convertible notes. Interest expense was $3.1 million and $6.1 million for 2005 and 2004, respectively. The decrease in interest expense in 2005 was due to the redemption of our $113.7 million 5% Convertible Subordinated Notes during 2004.

Income Taxes

Effective tax rates for the year ended December 31, 2005 was an expense of 0.9% and for the year ended December 31, 2004 was a benefit of 0.3%. The tax expense in 2005 was primarily related to U.S. alternative minimum tax. The income tax benefit recorded in 2004 was the result of the reversal of accrued tax contingencies.

At December 31, 2005, CNET Networks had U.S. federal net operating losses of $386.1 million. These losses may be subject to limitations on their utilization due to change in ownership and will expire in varying amounts beginning in 2010 through 2025. We also have California state net operating losses of $173.8 million, which losses may also be subject to limitation on their utilization due to change in ownership and will expire in varying amounts beginning in 2006 through 2015. We also have cumulative foreign net operating losses of $81.5 million. Approximately $65.0 million of federal net operating losses are from the ZDNet acquisition, which took place in 2000. In February 2005, CNET Networks and the Internal Revenue Service reached an agreement, whereby $173.6 million of net operating losses (also from the ZDNet acquisition), which were under review by the IRS, were deemed allowable for carryforward. A portion of these net operating loses have been previously utilized. As a result of this agreement, an additional net deferred tax asset of $56.8 million was recorded in 2005 against which a full valuation allowance has been provided. Operating losses generated in 2005 were primarily related to amortization of intangible assets, losses from operations and deductions related to employee stock option exercises. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided against gross deferred tax assets.

Net Income

We recorded net income of $27.7 million or $0.19 per basic share and $0.18 per diluted share for the year ended December 31, 2005 compared to a net income of $11.7 million or $0.08 per basic and diluted share for the year ended December 31, 2004. The increase in the current year net income as compared to the prior year was due primarily to an increase in operating income with an increase in revenues of $61.8 million offset by an increase in operating costs of $33.6 million.

Segment Revenues and Operating Expenses

For the year ended December 31, 2005 as compared to prior year, revenues have increased for both the U.S. Media segment and the International Media segment. The increase in revenues for U.S. Media is primarily related to an increase in marketing services revenue, partially offset by lower publishing revenues. The increase in revenues for the International Media segment is from growth due to acquisitions and an increase in interactive advertising revenue, offset by lower publishing revenues.

For the year ended December 31, 2005, the U.S. Media segment cash related expenses were 77% of revenues compared to 84% in 2004, and the International Media segment cash related expenses were 96% of revenues compared to 103% in 2004. Revenues are increasing at a rate greater than operating expenses primarily as an effect of productivity improvements resulting in an increase in operating margins.

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

Marketing Services Revenues

Marketing services revenues were $223.6 million and $169.5 million and represented 77% and 69% of total revenues in 2004 and 2003, respectively. The increase in marketing services revenues of $54.1 million, or 32%, in 2004 compared to the prior year was due primarily to an increase in marketing spending by our customers and reflects strong growth from our technology and games and entertainment content areas, as well as growth in paid search and international media. The increase in marketing services revenue is attributable not only to growth in categories where we have traditionally seen demand, such as computing, consumer electronics and games, but also modest contributions from new categories of advertisers in sectors such as financial services, automotive manufacturers, retailers, and consumer packaged goods, reflecting our expansion of content offerings in the areas of technology and games and entertainment.

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

Operating Expenses

	Year Ended December 31,
(in thousands)	2004	2003
Operating expenses:
Cost of revenues	$144,312	$138,305
Sales and marketing	73,268	68,827
General and administrative	38,105	36,272
Depreciation	19,432	17,348
Amortization	5,895	6,304
Asset impairment	8,931	—

Total operating expenses	$289,943	$267,056

(1)	Included in 2003 are costs incurred to realign our business around key business categories primarily relating to severance, lease abandonment charges and contract termination costs which we refer to as “realignment expenses”. Realignment expenses included in operating expenses in 2003 were $9.8 million, with $3.9 million in cost of revenues, $925,000 in sales and marketing and $5.0 million in general and administration.

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

Income Taxes

Effective tax rates for the year ended December 31, 2004 was a benefit of 0.3% and for the year ended December 31, 2003 was an expense of 2.6%. The income tax benefit recorded in 2004 was the result of the reversal of accrued tax contingencies. The income tax expense recorded in 2003 was lower than the statutory rate primarily as a result of the full valuation allowance taken against net operating loss carryforwards.

At December 31, 2004, CNET Networks had net operating losses of $345.5 million, consisting of U.S. net operating losses of $225.0 million and foreign net operating losses of $120.5 million. Net operating losses generated in 2004 were primarily related to amortization of intangible assets and losses from foreign operations. These losses will be carried forward for utilization in future years. Approximately $65.0 million of these losses are related to federal net operating losses from the ZDNet acquisition, which took place in 2000; these losses will begin to expire in 2010. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided against gross deferred tax assets.

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

For the year ended December 31, 2004, the U.S. Media segment cash related expenses were 84% of revenues compared to 92% in 2003, and the International Media segment cash related expenses were 103% of revenues compared to 112% in 2003. Revenues are increasing at a rate greater than operating expenses primarily as an effect of productivity improvements resulting in an increase in operating margins.

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

(in thousands)	December 31, 2005	December 31, 2004	December 31, 2003
Cash and cash equivalents	$55,895	$29,560	$65,913
Short-term marketable debt securities	41,591	22,193	12,556
Long-term marketable debt securities	12,432	22,199	38,711
Restricted cash	2,248	19,774	19,159

Total cash and investments	$112,166	$93,726	$136,339

We evaluate our liquidity primarily on the following key measurements:

•	Operating income (loss) before depreciation, amortization and asset impairment

•	Net cash provided by operating activities

•	Free cash flow

Other key factors that impact our liquidity include:

•	Capital expenditures

•	Cash used for investments and acquisitions

•	Debt obligations or debt retirement

•	Proceeds from stock options and employee stock purchase plans.

Operating income before depreciation, amortization and asset impairment. Excluding non-cash charges consisting of depreciation, amortization and asset impairment, our operating income was $68.3 million and $35.5 million for the years ended December 31, 2005 and 2004, respectively. The increase in operating income before depreciation, amortization and asset impairment in 2005 as compared to 2004 was due to an increase in revenues partially offset by increased expenses to accommodate that revenue growth. The increase in revenues and expense resulted in an incremental margin, excluding depreciation, amortization and asset impairment of approximately 53%. Operating income before depreciation, amortization and asset impairment is a key liquidity measurement as it can be the primary driver of the cash provided by operating activities.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities for the years ended December 31, 2005, 2004 and 2003 were $45.0 million, $11.1 million and $(6.9) million, respectively.

Net cash provided by operating activities of $45.0 million for the year ended December 31, 2005 included net income of $27.7 million and depreciation and amortization totaling $27.0 million and asset impairment charges of $11.9 million, a gain on sale of investments of $1.9 million and a use of working capital of $24.0 million. The decrease in working capital was primarily due to an increase in accounts receivable of $19.6 million due a growth in revenue and timing of collections. We anticipate we will continue to require cash for working capital purposes as our business expands.

Operating activities provided cash of $11.1 million for the year ended December 31, 2004, which included net income of $11.7 million, adjusted for non-cash expenses of $39.9 million and net gains on sales of private investments of $14.9 million. Net cash provided by operations also included a use of cash for working capital of $25.6 million. The use of cash for working capital was primarily due to increased accounts receivable of $14.5 million reflecting our growth in revenues.

We used approximately $6.9 million of cash for operating activities for the year ended December 31, 2003. The use of cash for operating activities for 2003 included a net loss of $26.3 million and a use of cash for working capital of $7.5 million. This was offset by noncash operating expenses of approximately $26.9 million, which were primarily depreciation, amortization and allowance for doubtful accounts.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities for the years ended December 31, 2005, 2004 and 2003 were $(42.5) million, $(67.0) million and $15.1 million, respectively.

Net cash used in investing activities of $42.5 million for the year ended December 31, 2005 was primarily due to capital expenditures and acquisitions. Net cash used in investing was $67.0 million for the year ended December 31, 2004. Our principal use of cash for investing activities in 2004 was for acquisitions. Net cash provided by investing of $15.1 million for the year ended December 31, 2003 was primarily due to proceeds from the sale of marketable securities.

Capital Expenditures. Capital expenditures for the year ended December 31, 2005 were $25.1 million. Capital expenditures for 2006 are expected to be between $35.0 million and $38.0 million, an increase over prior year due to the investment in infrastructure to support the continued launch of new products and growth in users and usage.

Investing activities in 2004 included capital expenditures of $14.2 million. Capital expenditures in 2004 primarily consisted of costs associated with enhancing our operating and administrative software platforms and expanding our data center facilities to increase and upgrade our server capacity and hardware infrastructure. Investing activities included capital expenditures of $11.7 million in 2003.

Acquisitions and Investments. We made six acquisitions in 2005 for which we paid $20.1 million in cash during 2005, with $600,000 of deferred consideration to be paid in 2006. Additionally, we made cash payments of approximately $5.0 million related to deferred consideration from acquisitions completed in prior years. We regularly evaluate investment opportunities, and it is likely that we will make additional investments or acquisitions.

We paid $75.6 million in cash in 2004 for our 2004 acquisitions. Additionally, investing activities in 2004 included $15.4 million received from the sale of investments in privately held companies. Investing activities included a use of cash for acquisitions of $2.9 million for the year ended December 31, 2003.

Release of Restrictions on Cash. In conjunction with the ZDNet acquisition in 2000, CNET Networks assumed a guarantee of the obligations of Ziff Davis Media Inc., an unaffiliated company and primary lessor, under a New York City office lease for a total of 399,773 square feet. In connection with that guarantee, we had a letter of credit for $15.2 million outstanding as a security deposit. This letter of credit was collateralized by a deposit in escrow, which was included in restricted cash. During the third quarter of 2005, a new letter of credit for $15.0 million was established which did not require the same collateralization. Therefore, the $15.2 million was released from restriction, of which $5.0 million was moved into our long-term investments portfolio, with the remaining $10.2 million resulting in an increase in our cash and equivalents. Additionally, $2.4 million of cash restricted as collateral under certain letters of credit was released as those letters of credit were no longer required.

Free cash flow. Free cash flow is defined as net cash provided by operating activities less capital expenditures. Free cash flow for the year ended December 31, 2005 was $19.9 million (cash provided by operating activities of $45.0 million, less capital expenditures of $25.1 million). This compares to free cash flow for the year ended December 31, 2004 of $(3.1) million (cash provided by operating activities of $11.1 million, less capital expenditures of $14.2 million).

We believe that free cash flow provides useful information about the ability of our business operations to generate cash after the purchase of property and equipment. A limitation of free cash flow is that it does not represent the total increase or decrease in the cash balance for the period due to activities such as acquisitions and debt or equity transactions. Free cash flow should be considered in addition to, and not as a substitute for, other measures of financial performance prepared in accordance with U.S. GAAP.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the years ended December 31, 2005, 2004 and 2003 was $24.8 million, $21.8 million and $9.9 million, respectively.

Cash provided by financing activities of $24.8 million for the year ended December 31, 2005 was primarily due to the issuance of common stock through the exercise of stock options and the employee stock purchase plan, offset by the repayment of the outstanding balance on the revolving credit facility. Approximately 5.5 million shares of common stock have been issued through these plans during the year ended December 31, 2005. Proceeds from stock option exercises are difficult to predict as they are dependent upon various factors, such as the trading price of our stock and exercise prices of employee options.

Financing activities for the year ended December 31, 2004 included proceeds from the exercise of stock options and participation in our employee stock purchase plan of $9.9 million. Financing activities in 2004 also included cash provided of $120.8 million from a debt offering of our 0.75% Convertible Senior Notes offset by cash used of $113.7 million to redeem our 5.0% Senior Subordinated Notes, and $5.0 million of proceeds from borrowings on our revolving credit facility. Financing activities included proceeds from the exercise of stock options and participation in our employee stock purchase plan of $10.1 million for the year ended December 31, 2003.

Debt and Cash Balances

As of December 31, 2005, we had long-term obligations outstanding under notes payable totaling $139.1 million. Notes payable included $125.0 million of 0.75% Convertible Senior Notes due in 2024. These notes are convertible, under certain circumstances, for shares of our common stock based on an initial effective conversion price of approximately $15.00 per share. The notes may be called by us at any time after five years, and may be put to CNET by the holders in five, ten and fifteen years. The earliest date a note would be due is on April 15, 2009. Additionally, we have a $10.0 million note related to the Webshots acquisition, as well as $3.5 million in notes payable related to three 2005 acquisitions, all of which are due in 2007.

As of December 31, 2005, our aggregate cash balances totaled $112.2 million, consisting of $55.9 million cash and equivalents, $54.1 million of short-term and long-term investments in marketable debt securities as well as $2.2 million of restricted cash.

Liquidity Outlook

We believe that existing funds will be sufficient to meet our anticipated cash needs to cover operations and for working capital fluctuations and for capital expenditures for the next 12 months. However, any significant acquisitions completed in the future or declines in the operating performance of our business could reduce our cash balances and may affect our liquidity and funding needs. As a result, we may determine to raise proceeds for potential acquisitions through the issuance of debt or equity securities. Our ability to raise such additional capital will depend on market conditions at the time. Additionally, we cannot predict what our aggregate cash balances will be in the future when our existing debt obligations become due, which could also require the issuance of debt or equity securities. Our ability to raise additional capital will depend on our financial performance and market conditions at the time.

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

Obligations

The following summarizes our contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

(in thousands)	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Long-term debt, including current portion (1)	$141,766	$2,652	$13,500	$125,614	—
Non-cancellable operating lease obligations	159,233	18,573	30,305	26,563	83,792

	$300,999	$21,225	$43,805	$152,177	83,792

(1)	Although our 0.75% Convertible Senior Notes are due in 2024, the earliest date that a holder of a note can exercise their option to put their option to CNET Networks is on April 15, 2009, which is when CNET Networks considers the principal payment due in full in the above table.

On October 14, 2004, CNET Networks entered into a $30.0 million, 2-year credit agreement with Bank of America, N.A (“credit facility”). The borrowings may be drawn down as revolving loans or as term loans when the purpose is to fund a permitted acquisition. Interest rates applicable to amounts outstanding under term loans or revolvers are, at CNET Networks’ option, either the base rate or the Eurodollar rate, where the base rate is the higher of the Federal Funds rate plus 0.5% and the lender’s prime rate, and the Eurodollar rate is LIBOR plus 1.25%. The credit facility carries a non-use fee of 0.275%. The borrowings are collateralized by security interests in certain of CNET Networks’ assets. There was no balance outstanding under this credit facility at December 31, 2005. Unused borrowing under the credit facility credit at December 31, 2005 totaled $30.0 million. The credit agreement for this credit facility serves as the agreement under which the $15.0 million letter of credit was issued to support our New York City office lease obligation, as described below.

Off Balance Sheet Arrangements

The following item is a contingency, which may affect our liquidity in future periods. In conjunction with the ZDNet acquisition in 2000, CNET Networks assumed a guarantee of the obligations of Ziff Davis Media Inc., an unaffiliated company and primary lessee, under a New York City office lease for a total of 399,773 square feet. This lease expires in 2019. The annual average cost per square foot is approximately thirty dollars over the remaining term of the lease. Ziff Davis Media Inc. currently occupies 144,682 square feet of this space. Ziff Davis Media Inc. subleases 205,951 square feet to The Bank of New York, FOJP Risk Management and Softbank, collectively. In addition, CNET Networks currently subleases and occupies 49,140 square feet of the office space from Ziff Davis Media Inc. These leases and subleases currently cover the monthly lease payments.

As of December 31, 2005, the total lease payments remaining until the end of the lease term were $158.5 million, excluding the amounts attributable to CNET Networks’ sublease with respect to the floor it occupies. If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, CNET Networks would be required to make their lease payments under the guarantee. In addition, any expiration of any sublease and the potential resulting vacancy along with the inability of Ziff Davis Media, Inc., the primary lessee, to cover the vacancy lease payments could result in CNET Networks being required to make lease payments on those vacancies.

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

We refer to the fees charged to merchants based on the number of users who click on an advertisement or text link to visit the websites of our merchant, download, search or white paper partners as “activity-based advertising”. The arrangements for activity-based advertising are evidenced by a contract that stipulates the fee per activity. The fee becomes fixed and determinable upon a user clicking on an advertisement. These revenues are recognized in the period in which the activity occurs, and are not subject to refund.

In certain arrangements, we sell multiple deliverables to customers as part of a multiple-element arrangement. For these arrangements, we allocate revenue to each deliverable based on the relative fair value of each deliverable. Revenue is recognized in these arrangements when we deliver on our obligation. Fair value for each element is based on a published price list in combination with an internal discount policy, which approximates the selling price.

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

Licensing, Fees and Users

Revenues for subscriptions to our Internet sites and product databases are recognized on a straight-line basis over the term of the subscription. We complete our obligation to customers for these arrangements by granting them access to our sites or databases. Upon execution of a contract, billing and commencement of the services, we record deferred revenue for the fee charged. This deferred revenue is recognized on a straight-line basis over the period of the arrangement. The amounts under contract are not refundable after the customer has used the service.

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

Collectibility of receivables

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our allowances on periodic assessment of our customers’ liquidity and financial condition through credit rating agencies reports, financial statement reviews and historical collection trends. If the financial condition of our customers were to deteriorate and thereby result in an inability to make payments, additional allowances would be required. As of December 31, 2005 and December 31, 2004, our allowance for doubtful accounts was $7.5 million and $10.5 million, respectively.

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

Contingencies

We evaluate whether a liability must be recorded for contingencies based on whether a liability is probable and estimable. Our most significant contingency is related to our lease guarantee for office space in New York City (as described in Note (10) of Item 8—“Financial Statements” in our Annual Report on Form 10-K). If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, we would be required to make additional lease payments under the guarantee. In addition, any expiration of any sublease and the potential resulting vacancy along with the inability of Ziff Davis Media Inc., the primary lessee, to cover the vacancy lease payments could result in CNET Networks being required to make lease payments on those vacancies. As of December 31, 2005, the total lease payments remaining until the end of the lease term were $158.5 million, excluding the amounts attributable to our sublease with respect to the floor we occupy.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement 123R, “Share-Based Payment”, which will require all companies to measure compensation cost for all employee share-based payments at fair value, and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The statement eliminates the alternative to use the intrinsic value method of accounting under APB Opinion No. 25 that was allowed under the original provisions of Statement 123. Since we currently report share-based compensation using the intrinsic-value method, the adoption of this standard will have a significant impact on the consolidated statement of operations as we will be required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The stock-based compensation disclosure within Note 1 of Item 8—“Financial Statements” in our Annual Report on Form 10-K sets out the impact of using fair value accounting for share-based payments for 2005, 2004 and 2003. However, the amounts disclosed within these footnotes are not necessarily indicative of the amounts that will be expensed in future periods upon the adoption of Statement 123R as those amounts will vary with the level of equity instrument awards and the grant-date value of those awards. Upon implementation of Statement 123R, we may choose to use a different valuation model to value the compensation expense associated with employee stock options. Compensation cost for all employee share-based payments in 2006 is expected to be between $22.0 million and $24.0 million after the adoption of Statement 123R.

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and Statement 3, “Reporting Changes in Interim Financial Statements.” Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the effect of changing to the new accounting principle. Statement 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not believe the adoption of Statement 154 will have a material effect on our financial position, cash flows or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes and changes in the market values of our investments. All market risk sensitive interments were entered into for non-trading purposes.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the United States Government and its agencies, and in high-quality corporate issuers that, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2005, net unrealized losses on these investments were not material.

Investment Risk

We invest primarily in equity instruments of privately held, information technology companies for business and strategic purposes. These investments are included in other long-term assets and are primarily accounted for under the cost method, as we do not have the ability to exert significant influence over the investee or their operations. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on investments when events and circumstances indicate that such assets might be impaired. We do not currently have significant holdings in these types of companies.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CNET Networks, Inc.:

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting,” that CNET Networks, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CNET Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CNET Networks, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CNET Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CNET Networks, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005 financial statements of CNET Networks, Inc. and our report dated March 16, 2006 expressed an unqualified opinion.

/s/ KPMG LLP

San Francisco, California

March 16, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CNET Networks, Inc.:

We have audited the accompanying consolidated balance sheets of CNET Networks, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNET Networks, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CNET Networks, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of, and an unqualified opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California

March 16, 2006

CNET NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Interactive	$324,107	$256,245	$196,990
Publishing	28,844	34,911	49,250

Total revenues	352,951	291,156	246,240

Operating expenses:
Cost of revenues	161,462	144,312	138,305
Sales and marketing	79,136	73,268	68,827
General and administrative	44,097	38,105	36,272
Depreciation	16,971	19,432	17,348
Amortization of intangible assets	10,001	5,895	6,304
Asset impairment	11,897	8,931	—

Total operating expenses	323,564	289,943	267,056

Operating income (loss)	29,387	1,213	(20,816)

Non-operating income (expense):
Realized gains on sales of investments	1,913	16,605	—
Impairment of privately held investments	(2,083)	(1,753)	—
Interest income	1,989	1,872	2,205
Interest expense	(3,086)	(6,149)	(6,932)
Other	(179)	(136)	(87)

Total non-operating income (expense)	(1,446)	10,439	(4,814)

Income (loss) before income taxes	27,941	11,652	(25,630)
Income tax expense (benefit)	248	(33)	660

Net income (loss)	$27,693	$11,685	$(26,290)

Basic net income (loss) per share	$0.19	$0.08	$(0.19)

Diluted net income (loss) per share	$0.18	$0.08	$(0.19)

Shares used in calculating basic net income (loss) per share	146,062,544	143,289,458	140,234,438

Shares used in calculating diluted net income (loss) per share	153,120,122	150,313,734	140,234,438

See accompanying notes to the consolidated financial statements.

CNET NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$55,895	$29,560
Investments in marketable debt securities	41,591	22,193
Accounts receivable, net	85,312	66,712
Other current assets	13,299	15,155

Total current assets	196,097	133,620

Restricted cash	2,248	19,774
Investments in marketable debt securities	12,432	22,199
Property and equipment, net	56,891	48,989
Other assets	18,465	21,722
Intangible assets, net	37,113	34,756
Goodwill	131,694	126,287

Total assets	$454,940	$407,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,330	$6,903
Revolving credit facility	—	5,000
Accrued liabilities	50,887	61,992
Current portion of long-term debt	2,652	4,007

Total current liabilities	61,869	77,902

Non-current liabilities:
Long-term debt	139,114	135,614
Other liabilities	794	252

Total liabilities	201,777	213,768

Stockholders’ equity:
Common stock; $0.0001 par value; 400,000,000 shares authorized; 150,195,258 outstanding at December 31, 2005 and 144,455,283 outstanding at December 31, 2004	15	14
Additional paid-in-capital	2,752,208	2,719,576
Accumulated other comprehensive loss	(13,394)	(12,652)
Treasury stock, at cost	(30,453)	(30,453)
Accumulated deficit	(2,455,213)	(2,482,906)

Total stockholders’ equity	253,163	193,579

Total liabilities and stockholders’ equity	$454,940	$407,347

See accompanying notes to the consolidated financial statements.

CNET NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$27,693	$11,685	$(26,290)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,972	25,327	23,652
Asset impairments	11,897	8,931	—
Asset disposals	133	433	(247)
Deferred taxes	—	153	—
Noncash interest	290	733	831
Loss on debt retirement	—	950	—
Noncash stock compensation	—	—	53
Provision for doubtful accounts	1,769	3,513	2,579
Gain on sale of privately held investments	(1,913)	(16,605)	(10)
Impairment of privately held investments	2,083	1,753	—
Equity in losses of investees	382	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(19,958)	(14,463)	(902)
Other assets	1,604	(2,453)	3,360
Accounts payable	1,415	(1,875)	2,195
Accrued liabilities	(7,329)	(5,384)	(11,166)
Other liabilities	(60)	(1,575)	(983)

Net cash provided by (used in) operating activities	44,978	11,123	(6,928)

Cash flows from investing activities:
Purchase of marketable debt securities	(58,803)	(40,108)	(51,875)
Proceeds from sale of marketable debt securities	54,049	47,522	81,389
Proceeds from sale of privately held companies	1,913	18,022	—
Investments in privately held companies	(1,934)	(2,600)	—
Proceeds from asset sales	—	—	247
Release of restricted funds	12,526	—	—
Net cash paid for acquisitions	(25,105)	(75,635)	(2,938)
Capital expenditures	(25,109)	(14,214)	(11,694)

Net cash provided by (used in) investing activities	(42,463)	(67,013)	15,129

Cash flows from financing activities:
Payments received on stockholders’ notes	—	137	260
Net proceeds from employee stock purchase plan	1,266	1,032	652
Net proceeds from exercise of stock options	29,417	8,874	9,496
Proceeds from borrowings on revolving credit facility	—	5,000	—
Proceeds from borrowings	—	120,800	—
Principal payments on capital leases, borrowings and debt retirement	(5,873)	(114,032)	(536)

Net cash provided by financing activities	24,810	21,811	9,872

Net increase (decrease) in cash and cash equivalents	27,325	(34,079)	18,073
Effect of exchange rate differences on cash and cash equivalents	(990)	(2,274)	641
Cash and cash equivalents at the beginning of the period	29,560	65,913	47,199

Cash and cash equivalents at the end of the period	$55,895	$29,560	$65,913

Supplemental disclosure of cash flow information:
Interest paid	$2,253	$5,470	$5,786
Taxes paid (refunded)	$2,993	$1,802	$(8,612)
Supplemental disclosure of noncash transactions:
Issuance of common stock for acquisitions	$1,956	$500	$—
Issuance of note payable for acquisitions	$3,500	$10,000	$—

See accompanying notes to the consolidated financial statements.

CNET NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(in thousands, except share data)

	Years Ended December 31,
	2005	2004	2003
Common stock and additional paid-in capital
Balance, beginning of year	$2,719,590	$2,709,192	$2,698,994
Common stock issued for acquisitions	1,956	500	—
Exercise of stock options	29,411	8,866	9,546
Exercise of employee stock purchase plan	1,266	1,032	652

Balance, end of year	$2,752,223	$2,719,590	$2,709,192

Notes receivable from stockholders
Balance, beginning of year	$—	$(137)	$(397)
Repayment or discharge of stockholders’ notes	—	137	260

Balance, end of year	$—	$—	$(137)

Accumulated other comprehensive income
Balance, beginning of year	$(12,652)	$(14,074)	$(13,811)
Net unrealized gains (losses) on investments	170	(375)	(597)
Deferred tax related to unrealized holding gains (losses)	—	244	—
Foreign currency translation adjustment	(912)	1,553	334

Balance, end of year	$(13,394)	$(12,652)	$(14,074)

Other comprehensive income (loss)
Net income (loss)	$27,693	$11,685	$(26,290)
Other comprehensive income (loss):
Net unrealized gains (losses) on investments	170	(131)	(597)
Foreign currency translation gain (loss)	(912)	1,553	334

Comprehensive income (loss)	$26,951	$13,107	$(26,553)

Treasury stock
Balance, beginning of year	$(30,453)	$(30,428)	$(30,428)
Repurchase of common stock	—	(25)	—

Balance, end of year	$(30,453)	$(30,453)	$(30,428)

Accumulated deficit
Balance, beginning of year	$(2,482,906)	$(2,494,591)	$(2,468,301)
Net income (loss)	27,693	11,685	(26,290)

Balance, end of year	$(2,455,213)	$(2,482,906)	$(2,494,591)

	Number of shares
Common stock
Balance, beginning of year	144,455,283	142,100,372	139,251,879
Common stock issued for acquisitions	240,540	50,566	—
Common stock issued for stock options	5,364,495	2,157,748	2,672,331
Common stock issued for employee stock purchase plan	134,940	146,597	176,162

Balance, end of year	150,195,258	144,455,283	142,100,372

Treasury stock
Balance, beginning of year	(1,127,661)	(1,107,662)	(1,107,164)
Common stock purchased	—	(19,999)	(498)

Balance, end of year	(1,127,661)	(1,127,661)	(1,107,662)

See accompanying notes to the consolidated financial statements.

CNET NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

(1)	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

CNET Networks, Inc. is a worldwide media company and creator of authentic brand experiences in multiple content categories. CNET Networks operates websites, each with its own distinct brand, in four content categories: technology, games and entertainment, business and community. The technology category is anchored by brands such as CNET, CNET Download.com, and CNET News.com. The games and entertainment category primarily consists of the GameSpot, TV.com and MP3.com brands. Industry leading brands such as ZDNet, TechRepublic, BNET and Release 1.0 are components of the business category. Community is anchored by the Webshots brand. Many of CNET Networks’ international sites operate under the same brands as our U.S. sites, with additional brands represented, such as ZOL, PCHome and Silicon. CNET Networks was incorporated in the state of Delaware in December 1992.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CNET Networks and its wholly and majority owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of CNET Networks’ cash and cash equivalents, marketable debt securities, accounts receivable, accounts payable and revolving credit facility approximate their respective fair values. The fair value of CNET Networks’ $125.0 million face value 0.75% Convertible Senior Notes approximated their carrying value at December 31, 2005, based on prices paid for these notes in recent transactions on the open market in December 2005.

CASH AND CASH EQUIVALENTS

CNET Networks invests its excess cash in debt instruments of the U.S. Government and its agencies and in high-quality corporate issuers. All highly liquid instruments with maturities of three months or less at the date of purchase are considered cash equivalents.

RESTRICTED CASH

The restricted cash balance is related to letters of credit used primarily as deposits associated with benefit plans. These letters of credit are collateralized by deposits in escrow.

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

CONCENTRATION OF CREDIT RISK

Financial instruments potentially subjecting CNET Networks to concentrations of credit risk consist primarily of cash, cash equivalents, marketable debt securities and trade accounts receivable. CNET Networks invests excess cash in low risk, liquid instruments. The majority of CNET Networks’ accounts receivable is derived from sales to advertising agencies, located in the United States. CNET Networks closely monitors its outstanding receivable balances on an ongoing basis.

For the years ended December 31, 2005 and 2003, there were no revenues from any single customer that exceeded 10% of total revenues. For the year ended December 31, 2004, revenues from one customer, Google, Inc., approximated 10% of total revenues.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The principal estimated useful lives are: buildings, 40 years; furniture and equipment, 3 to 7 years; and computer equipment, software and website development costs, 2 to 5 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or their estimated useful lives.

WEBSITE DEVELOPMENT COSTS

CNET Networks accounts for website development costs according to the guidance in the Emerging Issues Task Force (EITF) Issue No. 00-2, “Accounting for Web Site Development Costs” which requires that costs incurred during the development of website applications and infrastructure involving developing software to operate a website. Additionally all costs relating to internal use software are accounted for under Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal use software and website development costs are included in property and equipment, net. Costs of approximately $3.9 million and have been capitalized pursuant to SOP 98-1 in 2005.

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

IMPAIRMENT OF GOODWILL

Goodwill of a reporting unit is reviewed for impairment at least annually but more frequently if events or changes in circumstances indicate that the carrying amount of its goodwill or intangible assets may not be recoverable. Impairment of reporting unit goodwill is evaluated based on a comparison of the reporting unit’s carrying value to the implied fair value of the reporting unit. If the carrying value exceeds the implied fair value of the reporting unit, CNET Networks performs the second step of the goodwill impairment test to determine the amount of the impairment loss. Conditions that indicate that impairment of goodwill should be evaluated include a sustained decrease in our market value or an adverse change in business climate. CNET Networks has established August 31 as the valuation date on which this annual review takes place. (See also Footnote (5) Goodwill and Intangible Assets for additional discussion regarding goodwill and intangible asset impairments.)

IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

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

CNET Networks has invested in equity instruments of privately held companies for business and strategic purposes. The carrying value of these investments is included in other assets in the non-current section of the balance sheet. These investments are primarily accounted for under the cost method, as CNET Networks does not have the ability to exert significant influence over the investees or their operations and is not required to provide any future funding to these companies. On a quarterly basis, these non-quoted investments are reviewed for indications of an impairment of CNET Networks’ carrying value. When CNET Networks believes there is substantial doubt about the entity’s ability to continue as a going concern, the investment is impaired to the estimated value of the net realizable assets. When CNET Networks’ is satisfied that the entity has sufficient immediate liquidity, but that recent rounds of financing or publicly quoted stock prices of similar companies imply a valuation less than CNET Networks’ carrying value, then the investment will be impaired to reflect current market conditions. CNET Networks’ evaluation of certain of its privately held investments during 2005 and 2004 determined that impairment should be recorded. Accordingly, a charge of $2.1 million and $1.8 million was recorded to impair certain privately held investments during the years ended December 31 2005 and 2004, respectively. At December 31, 2005, other assets included privately held investments with a carrying value of $8.9 million.

CNET Networks has an investment in a privately held company comprising approximately 19% of that company’s equity. This investment has historically been accounted for using the cost accounting method. During the first quarter of 2005, CNET Networks provided additional debt financing to this company, and determined that it should use the equity method of accounting for this investment beginning in the first quarter of 2005. For as long as this investment qualifies for the equity method of accounting, CNET Networks will be required to record its share of its net income (loss).

In 2004, CNET Networks recorded $3.5 million in depreciation expense related to buildings and fixed assets in Switzerland, which were written down to their estimated fair value. Fair value was determined by reviewing recent sales prices for comparable properties. CNET Networks no longer required the land and building owned in Switzerland and placed them up for sale. The land and buildings were reclassified to assets held for sale and were included in other current assets.

Additionally in 2005, a charge of $1.6 million was taken related to an asset held for sale, which consists of a building CNET Networks owns in Switzerland. This asset was written down to its estimated fair value based on current market data.

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

CNET Networks refers to the fees charged to merchants based on the number of users who click on an advertisement or text link to visit the websites of CNET Networks’ merchant, download, search or white paper partners as “activity-based advertising”. The arrangements for activity-based advertising are evidenced by a contract that stipulates the fee per activity. The fee becomes fixed and determinable upon a user clicking on an advertisement. These revenues are recognized in the period in which the activity occurs, and are not subject to refund.

In certain arrangements, CNET Networks sells multiple deliverables to customers as part of a multiple-element arrangement. For these arrangements, CNET Networks allocates revenue to each deliverable based on the relative fair value of each deliverable. Fair value for each element is based on a published price list in combination with an internal discount policy, which approximates the selling price. Revenue is recognized in these arrangements when CNET Networks delivers on its obligation.

CNET Networks trades advertising on its Internet sites in exchange for marketing services of other companies, referred to as “barter revenue”. These revenues are recognized in the period in which the advertisements are delivered based on the fair market value of the services delivered. CNET Networks determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. CNET Networks also ensures that the value of barter delivered in each brand does not exceed the value of cash based revenue in any period. Barter revenues were approximately $12.8 million, $12.3 million and $11.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Licensing, Fees and Users

Revenues for subscriptions to CNET Networks’ Internet sites and product database are recognized on a straight-line basis over the term of the subscription. CNET Networks completes its obligation to customers for these arrangements by granting them access to its sites or databases. Upon execution of a contract, billing and commencement of the services, CNET Networks records deferred revenue for the fee charged. This deferred revenue is recognized on a straight-line basis over the period of the arrangement. The amounts under contract are not refundable after the customer has used the service.

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

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. Such costs are included in sales and marketing expense and totaled approximately $17.4 million, $16.3 million and $16.0 million during the years ended December 31, 2005, 2004 and 2003, respectively. Included in the cost of advertising for the years ended December 31, 2005, 2004 and 2003 are barter expenses of $12.3 million, $12.5 million and $11.9 million, respectively.

BENEFIT PLANS

In 1996, CNET Networks adopted a 401(k) Profit Sharing Plan (the 401 (k) Plan) that is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers substantially all of CNET Networks’ U.S. based employees, who may contribute up to 25% of their annual compensation, subject to a limitation of $14,000 in 2005. In addition to the regular contribution limits, employees who reached at least age 50 by December 31, 2005 were eligible to contribute an extra amount up to $4,000 in 2005. Employees vest immediately in their contributions and earnings thereon. The plan allows for company matching contributions which amount to 50% of the employee’s contribution, up to 4%, with a maximum annual match for 2005 of $1,500. Employees vest in CNET Networks’ contributions at 50% after one year of service and 100% after two years of service. For the years ended December 31, 2005, 2004 and 2003, CNET Networks made matching contributions of $1.1 million, $895,000 and $1.0 million, respectively.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of outstanding shares of common stock and diluted net income (loss) per share is computed using the weighted average number of outstanding shares of common stock and dilutive potential common shares during the period potential common shares that are anti-dilutive are excluded from the computation of diluted net income (loss) per share.

STOCK-BASED COMPENSATION

CNET Networks accounts for its stock-based employee compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. The compensation expense is recorded on a straight-line basis over the vesting period of the grant.

As allowed by SFAS 123, “Accounting for Stock Based Compensation”, CNET Networks applies APB Opinion No. 25 in accounting for its stock-based compensation plans and, accordingly, no compensation cost has been recognized for the plans in the financial statements because options are granted at the current market price. Had CNET Networks determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, CNET Networks’ net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

	Year Ended December 31,
(in thousands, except per share data)	2005	2004	2003
Net income (loss):
As reported	$27,693	$11,685	$(26,290)
Fair value based method compensation expense
Options	(18,170)	(20,157)	(23,227)
ESPP	(335)	(366)	(240)

	(18,505)	(20,523)	(23,467)

Proforma	$9,188	$(8,838)	$(49,757)

Basic net income (loss) per share:
As reported	0.19	0.08	(0.19)
Proforma	0.06	(0.06)	(0.35)
Diluted net income (loss) per share:
As reported	0.18	0.08	(0.19)
Proforma	0.06	(0.06)	(0.35)

The effect of applying SFAS 123 in this pro forma disclosure is not indicative of the effects on reported results for future periods. The weighted-average fair value of options granted in 2005, 2004 and 2003 was $7.46, $9.30 and $3.96, respectively. The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
Stock options:
Dividend yield	0%	0%	0%
Expected volatility	83.50-84.60%	84.00-98.00%	98.00-105.00%
Risk-free interest rate range	3.52-4.32%	2.22-3.07%	2.19-2.98%
Expected life range (in years)	3	3-5	3-5
Employee Stock Purchase Plan:
Dividend yield	0%	0%	0%
Expected volatility	31.70-73.00%	73.00-85.00%	84.50%
Risk-free interest rate range	2.23-3.50%	0.90-1.74%	0.93-1.20%
Expected life range (in years)	0.25-0.50	0.25-0.50	0.25-0.50

Beginning with the third quarter of fiscal 2003, CNET Networks decreased the estimate of the expected life of new options granted to employees from five years to three years. The reduction in the estimated expected life was a result of an analysis of CNET Networks’ historical experience.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement 123R, “Share-Based Payment”, which will require all companies to measure compensation cost for all employee share-based payments at fair value, and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The statement eliminates the alternative to use the intrinsic value method of accounting under APB Opinion No. 25 that was allowed under the original provisions of Statement 123. Since CNET Networks currently reports share-based compensation using the intrinsic-value method, the adoption of this standard will have a significant impact on the consolidated statement of operations as CNET Networks will be required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The stock-based compensation disclosure within this Note 1 sets out the impact of using fair value accounting for share-based payments for 2005, 2004 and 2003. However, the amounts disclosed within these footnotes are not necessarily indicative of the amounts that will be expensed in future periods upon the adoption of Statement 123R as those amounts will vary with the level of equity instrument awards and the grant-date value of those awards. Upon implementation of Statement 123R, CNET Networks may choose to use a different valuation model to value the compensation expense associated with employee stock options. Compensation cost for all employee share-based payments in 2006 is expected to be between $22.0 million and $24.0 million after the adoption of Statement 123R.

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and Statement 3, “Reporting Changes in Interim Financial Statements.” Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the effect of changing to the new accounting principle. Statement 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. CNET Networks does not believe the adoption of Statement 154 will have a material effect on our financial position, cash flows or results of operations.

(2)	BALANCE SHEET COMPONENTS

The following table summarizes certain balance sheet components:

	December 31,
(in thousands)	2005	2004
Cash and cash equivalents:
Commercial paper	$16,308	$—
Money market mutual funds	16,505	916
Cash	23,082	28,644

Cash and cash equivalents	$55,895	$29,560

Accounts receivable:
Accounts receivable	$92,760	$77,261
Allowance for doubtful accounts	(7,448)	(10,549)

Accounts receivable, net	$85,312	$66,712

Property and equipment:
Buildings	$2,387	$2,249
Computer equipment	43,240	29,702
Furniture and equipment	8,513	7,934
Software and website development	35,862	33,321
Leasehold improvements	26,454	25,900
Assets in progress	2,962	386

	119,418	99,492
Less accumulated depreciation and amortization	(62,527)	(50,503)

Property and equipment, net	$56,891	$48,989

Accrued liabilities:
Compensation and related benefits	$19,621	$14,543
Marketing and advertising	1,806	1,366
Deferred revenue	12,656	14,623
Tax-related liabilities	3,133	7,765
Acquisition purchase price payable	1,456	7,117
Other	12,215	16,578

Accrued liabilities	$50,887	$61,992

(3)	ACQUISITIONS

Through multiple acquisitions in 2005, 2004 and 2003, CNET Networks sought to expand its content categories, site functionality, audiences and customer base. Purchase consideration for all acquisitions in 2005, 2004 and 2003 was as follows:

(in thousands)	2005	2004	2003
Cash	$20,050	$77,075	$2,974
Employee Receivable	—	2,652	—
Stock issued	1,956	500	—
Deferred consideration	4,100	17,117	150
Direct merger costs	469	817	—

Net assets acquired	$26,575	$98,161	$3,124

Under the purchase method of accounting, the total purchase prices as of the dates of acquisition have been allocated to assets and liabilities based on management’s estimate of fair value. The purchase price of our acquisitions exceeded the fair value of the related net tangible and identifiable intangible assets because CNET Networks believes these acquisitions will assist with our strategy of establishing and expanding our global online content environments. The purchase consideration has been allocated to the estimated fair values of the assets acquired and liabilities assumed for these acquisitions at the dates of acquisition as follows:

	2005		2004		2003
(in thousands)	Acquired Assets and Liabilities	Weighted Average Life	Acquired Assets and Liabilities	Weighted Average Life	Acquired Assets and Liabilities	Weighted Average Life
Cash acquired	$378		$2,258		$—
Tangible assets acquired	485		4,955		435
Amortizable intangible assets:
Trade names	2,771	7 years	6,136	6 years	167	3 years
Existing technology	5,750	3 years	2,100	3 years	125	3 years
Registered Users	350	6 years	—		85	3 years
Publishing Rights	—		1,078	3 years	—
Existing relationships	1,449	6 years	13,488	7 years	—
Content	1,196	3 years	1,662	3 years	465	3 years
Noncompete agreements	98	3 years	500	2 years	—
Goodwill	15,304		72,981		2,392

Total assets acquired	27,781		105,158		3,669
Liabilities assumed	(1,206)		(6,997)		(545)

Net assets acquired	$26,575		$98,161		$3,124

The weighted average life for intangible assets acquired in 2005, 2004 and 2003 was 4 years, 6 years and 3 years, respectively.

The results of operations of these acquisitions have been included in CNET Networks’ statement of operations from the dates of their respective acquisition.

2005 Acquisitions

On April 19, 2005, CNET Networks acquired a 90% interest in the assets of PCHome located in Shanghai, China through Chinese affiliates in cooperation with unaffiliated Chinese entities. PCHome operates a technology website, pchome.net. The acquisition of PCHome in China will allow CNET Networks to continue to expand its online presence in China and place CNET Networks in a position to capitalize on the potential of the developing Chinese online market. As part of the transaction, CNET Networks agreed to acquire the remaining 10% interest, at the sellers’ option exercisable on the second and third anniversary of the acquisition, for a per share price equal to that paid for the original 90% interest. The purchase price paid for the 90% interest in PCHome totaled $11.1 million, consisting of $5.1 million paid in cash, and $6.0 million of deferred consideration, which was paid in the fourth quarter of 2005.

During 2005, CNET Networks made five other acquisitions. These acquisitions provide additional site functionality and product enhancements, serve to broaden CNET Networks’ content coverage, and expand its opportunity to reach new categories of advertisers. Under the terms of the agreements, CNET Networks paid an aggregate purchase price totaling $15.4 million for these acquisitions. This consisted of 240,540 unregistered shares of CNET Networks, Inc. common stock valued at $2.0 million based on the average closing price of CNET Networks’ common stock for the five days prior to closing and discounted for non-liquidity. Additionally, the purchase price included, approximately $9.3 million paid in cash, and $3.5 million of notes payable, which are due in two years bearing interest at rates of 3.0% and 4.04% per year, and $600,000 payable within one year.

The excess of the purchase consideration over the fair value of the net assets acquired for all 2005 acquisitions has been allocated to goodwill. An estimate of $15.3 million has been allocated to goodwill, of which $4.4 million is deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually.

2004 Acquisitions

Webshots

On August 2, 2004, CNET Networks acquired Twofold Photos, Inc. which operates the website at www.webshots.com (Twofold Photos, Inc. and Webshots, is collectively referred to as “Webshots”). Webshots is a leading website in the photography category, and has the largest publicly available collections of non-professional photo content. Under the terms of the agreement, CNET Networks paid a total of $71.5 million of which $11.0 million was deferred consideration. $10.0 million of deferred consideration is payable in 2007 bearing interest at a rate of 3.0% per year and is included in long-term debt, and $1.0 million was paid in the first quarter of 2005, and accordingly is included in accrued liabilities at December 31, 2004. The $60.0 million of consideration paid at closing was paid in cash net of the discharge of employee loans in the amount of $2.6 million.

For Webshots, $17.4 million has been allocated to amortizable intangible assets consisting of existing technology, and content, which both have an estimated life of three years, and trade name and existing relationships, which both have an estimated life of seven years. The excess of the purchase consideration over the fair value of the net tangible and intangible assets acquired of $53.8 million was allocated to goodwill. Webshots’ goodwill is deductible for tax purposes. Other tangible assets acquired were $4.5 million and $1.4 million in cash. Additionally; liabilities assumed in the acquisition were $5.6 million.

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

	Year Ended December 31,
(in thousands, except per share data)	2004	2003
Revenue	$297,717	$254,213
Net income (loss)	$9,720	$(28,042)
Basic net income (loss) per share	$0.07	$(0.20)
Diluted net income (loss) per share	$0.06	$(0.20)

Other 2004 Acquisitions

CNET Networks entered into an agreement to acquire NetFriends magazine and the rights to distribute and circulate TV Game magazine in China, through Chinese affiliates in cooperation with unaffiliated Chinese entities. In November 2004, CNET Networks acquired the assets of ZOL and Fengniao, in cooperation with Chinese subsidiaries and affiliates. ZOL is a provider of online technology-related content and shopping services in Northern China, and Fengniao is one of China’s leading digital photography properties. The aggregate cash price paid for these acquisitions was $20.7 million, of which $5.0 million was paid in 2005 and $840,000 is to be paid in 2006. The aggregate purchase price was allocated to intangible assets of $5.8 million that are being amortized over a three-year period for publishing rights and trade names, a two-year period for content and existing technology, and a seven-year period for existing advertising relationships. The excess of purchase consideration over the fair value of the net tangible and intangible assets of $14.8 million was allocated to goodwill, which is deductible for tax purposes. These acquisitions operate within the Asia reporting unit.

Also during 2004, CNET Networks made three other acquisitions, all of which operate within the U.S. reporting unit. These acquisitions provided additional functionality and product enhancements. The aggregate purchase price for these transactions was $6.0 million consisting of 50,566 shares of CNET Networks stock valued at $500,000 based on the average closing price of CNET Networks’ common stock for the ten trading days ending two trading days prior to close, and $5.2 million in cash, with approximately $267,000 that was paid in cash in 2005. The total purchase price has been allocated to the tangible and intangible assets based on estimates of their respective fair values. The purchase price of $6.0 million was allocated to intangible assets of approximately $1.8 million that are being amortized over a two-year period for a noncompete agreement and existing technology and a five-year period for trade names, goodwill of approximately $4.3 million, of which $1.4 million is tax deductible, current assets of $1.2 million and current liabilities of $1.3 million.

2003 Acquisitions

During 2003, CNET Networks made five acquisitions. These acquisitions included a company in the UK and a company in China, both of which organized conferences and events aimed at the technology industry. The other acquisitions provided additional functionality and product enhancements, as well as the opportunity to attract additional users and usage. The aggregate purchase price for all five unrelated acquisitions was $3.1 million.

(4)	MARKETABLE DEBT SECURITIES

The following is a summary of available-for-sale marketable debt investments:

	Year Ended December 31, 2005
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate obligations	$19,413	$—	$(14)	$19,399
Federal agency mortgage backed securities	22,288	—	(96)	22,192

	41,701	—	(110)	41,591

Long-term investments
Corporate obligations	7,467	—	(21)	7,446
Federal agency mortgage backed securities	5,002	—	(16)	4,986

	12,469	—	(37)	12,432

	$54,170	$—	$(147)	$54,023

	Year Ended December 31, 2004
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate obligations	$9,267	$—	$(58)	$9,209
Federal agency mortgage backed securities	13,072	—	(88)	12,984

	22,339	—	(146)	22,193

Long-term investments
Corporate obligations	1,049	—	(9)	1,040
Federal agency mortgage backed securities	21,317	—	(158)	21,159

	22,366	—	(167)	22,199

	$44,705	$—	$(313)	$44,392

The contractual maturities of CNET Networks’ short-term investments at December 31, 2005 were one year or less while CNET Networks’ long-term investments had contractual maturities between one and two years. Actual maturities may differ from contractual maturities because issuers of the securities have the right to prepay or call obligations without prepayment penalties.

The following table shows the gross unrealized losses and fair value of CNET Networks’ investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2005:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Short-term investments
Corporate obligations	$18,397	$(8)	$1,002	$(5)	$19,399	$(13)
Federal agency mortgage backed securities	10,252	(29)	11,939	(67)	22,191	(96)

	28,649	(37)	12,941	(72)	41,590	(109)

Long-term investments
Corporate obligations	7,446	(21)	—	—	7,446	(21)
Federal agency mortgage backed securities	4,986	(16)	—	—	4,986	(16)

	12,432	(37)	—	—	12,432	(37)

	$41,081	$(74)	$12,941	$(72)	$54,022	$(146)

Corporate Obligations

CNET Networks’ unrealized losses on corporate obligations were caused by interest rate increases. The contractual terms of these investments do not permit the investments to settle at a price less than the amortized cost of the investments. The credit ratings on these obligations are either AAA, AA, or A rated (S&P). As the decline in market value is attributable to changes in interest rates and not credit quality and, because we have sufficient cash balances and credit facility availability, and since CNET Networks has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider these investments to be other than temporarily impaired at December 31, 2005.

Federal Agency Mortgage-Backed Securities

CNET Networks’ unrealized losses on federal agency mortgage-backed securities were caused by interest rate increases. CNET Networks purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would be settled at a price less than the amortized cost of the investments. As the decline in market value is attributable to changes in interest rates and not credit quality and because CNET Networks has the ability and intent to hold this investment until a recovery of fair value, which may be maturity, it does not consider these investments to be other than temporarily impaired at December 31, 2005.

(5)	GOODWILL AND INTANGIBLE ASSETS

Acquired Intangible Assets

The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2005
Amortized intangible assets:
Tradenames/trademarks	$41,067	$(25,249)	$15,818
Existing relationships	15,409	(2,941)	12,468
Developed technology	8,475	(2,877)	5,598
Content	3,358	(1,538)	1,820
Other	2,777	(1,368)	1,409

Total	$71,086	$(33,973)	$37,113

December 31, 2004
Amortized intangible assets:
Tradenames/trademarks	$35,960	$(21,249)	$14,711
Existing relationships	13,591	(778)	12,813
Developed technology	2,725	(854)	1,871
Content	2,127	(443)	1,684
Other	4,534	(857)	3,677

Total	$58,937	$(24,181)	$34,756

Intangibles that are subject to amortization are amortized on a straight-line basis and have original estimated useful lives as follows: tradenames/trademarks over two to fifteen years, existing relationships over three to seven years, developed technology over three years, content over three years, and other over two to five years. Useful lives are reviewed regularly to ensure that a change in circumstances has not occurred that would result in a change in useful life. Estimated future amortization expense related to other intangible assets at December 31, 2005 is as follows:

(in thousands)
2006	$10,377
2007	8,606
2008	6,234
2009	4,880
2010	4,319
Thereafter	2,697

$37,113

Goodwill

The following table sets forth the changes in goodwill by reporting unit for the years ended December 31, 2005 and 2004:

(in thousands)	Total	U.S. Media	Computer Shopper	Channel Services	Asia	Europe
Balance as of December 31, 2003	$61,555	$31,547	$19,659	$5,209	$3,259	$1,881
Acquisitions and foreign currency translation adjustments	73,663	57,996	—	465	14,842	360
Impairment	(8,931)	—	(8,931)	—	—	—

Balance as of December 31, 2004	126,287	89,543	10,728	5,674	18,101	2,241
Acquisitions and foreign currency translation adjustments	15,475	8,276	—	(48)	7,474	(227)
Impairment	(10,068)	—	(10,068)	—	—	—

Balance as of December 31, 2005	$131,694	$97,819	$660	$5,626	$25,575	$2,014

The U.S. Media, Computer Shopper and Channel Services reporting units operate in our U.S. Media segment and the Asia and Europe reporting units operate in our International segment. The increase in goodwill in 2005 is due to acquisitions primarily of PCHome.

Impairments

As of August 31, 2005, CNET Networks performed its annual evaluation of the carrying value of goodwill and other intangible assets of each of its reporting units compared to their fair value under the provisions of Statement of Financial Accounting Standards No. 142. The evaluation was prepared based on CNET Networks’ current and projected performance for the identified reporting units. The fair value of CNET Networks’ reporting units was determined using a combination of the cash flow and market comparable approaches. Based on this evaluation, CNET Networks determined that the implied fair value exceeded the carrying value of goodwill and other intangible assets for each of its reporting units, except the Computer Shopper reporting unit in which the fair value was less than the carrying value as of August 31, 2005. Other intangible assets were valued using a combination of the income approach and relief from royalty method.

The Computer Shopper reporting unit is a print publishing business within the U.S. Media segment. As the trend of migration of advertising spending from print to online continues, the reduction in forecasted revenues of Computer Shopper resulted in a decrease in the estimated future cash flows of the reporting unit. The results of the August 31, 2005 impairment test indicated the carrying value of goodwill for the Computer Shopper reporting unit exceeded its implied fair value, and an impairment charge was required. On February 2, 2006, CNET Networks agreed to sell the Computer Shopper magazine. The sale price indicated that at December 31, 2005, the carrying value of the reporting unit was in excess of the fair value and an additional impairment charge was required. As a result, impairment charges of $10.3 million were recorded for the year, of which $10.1 million related to goodwill and $216,000 to tradenames.

During December 2004, CNET Networks determined that the reduction in forecasted revenues and the continued migration of advertising spending from print to online was an indication of impairment to the carrying value of the Computer Shopper reporting unit. CNET Networks then compared the Computer Shopper reporting unit’s net book value to its estimated future cash flows and determined that the value of the reporting unit was impaired. CNET Networks then determined the fair value of the reporting unit. The results of this impairment test indicated the carrying value of goodwill for the Computer Shopper reporting unit exceeded its implied fair value, and an impairment charge of $8.9 million was recorded in the fourth quarter of 2004.

(6)	DEBT

Notes Payable

Below is a summary of CNET Networks’ debt:

	December 31,
(in thousands)	2005	2004
0.75% Convertible Senior Notes	$125,000	$125,000
Other obligations	16,766	14,621

	141,766	139,621
Less current maturities	(2,652)	(4,007)

	$139,114	$135,614

In April 2004, CNET Networks sold $125.0 million of 0.75% Convertible Senior Notes due 2024 to qualified institutional buyers in a private placement, which resulted in net proceeds of approximately $120.8 million after transaction costs of approximately $4.2 million. The notes are convertible, under certain circumstances, for shares of CNET Networks’ common stock based on a conversion price of approximately $15.00 per share. The notes may be called by CNET Networks at any time after five years from date of issuance, and may be put to CNET Networks by the holders in five, ten and fifteen years. If a holder of a note exercises their put right in the fifth year of the notes, the earliest date a note would be due is on April 15, 2009, which is when CNET Networks considers the principal payment due in full. Interest is payable semi-annually on April 15 and October 15. These notes were registered with the Securities and Exchange Commission through the filing of a Registration Statement on Form S-3, which was declared effective on June 21, 2004.

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

CNET Networks assumed a $10.0 million note payable related to the 2004 Webshots acquisition, as well as $3.5 million in notes payable related to three 2005 acquisitions, all of which are due in 2007 and bear interest at rates from 3.0% to 4.04%.

CNET Networks had Swiss Franc mortgage loans for buildings owned in Switzerland. In June 2005, CNET Networks sold one of the buildings and repaid one of the loans. The remaining Swiss Franc mortgage loan amortizes over 20 years from date of issue which was in April 2000. At December 31, 2005, CNET Networks has Swiss Franc mortgage loans outstanding in Swiss Francs of 2.8 million and 675,000 with effective interest rates of 2.95% and 3.25%, respectfully. At December 31, 2005, CNET Networks’ obligation under these loans was $2.7 million (U.S. dollars).

As a result of the ZDNet acquisition on October 17, 2000, CNET Networks assumed $614,000 of 8 1/2% Senior Subordinated Notes due 2008 with interest payable semiannually on May 1 and November 1.

The aggregate annual principal payments for the notes and loans payable outstanding as of December 31, 2005 are summarized as follows:

(in thousands)
2006	$2,652
2007	13,500
2008	614
2009	125,000

$141,766

Revolving Credit Facility

On October 14, 2004, CNET Networks entered into a $30.0 million, 2-year credit agreement with Bank of America, N.A (“credit facility”). The borrowings may be drawn down as revolving loans or as term loans when the purpose is to fund a permitted acquisition. Interest rates applicable to amounts outstanding under term loans or revolvers are, at CNET Networks’ option, either the base rate or the Eurodollar rate, where the base rate is the higher of the Federal Funds rate plus 0.5% and the lender’s prime rate, and the Eurodollar rate is LIBOR plus 1.25%. The credit facility carries a non-use fee of 0.275%. The borrowings are collateralized by security interests in most of CNET Networks’ assets, excluding goodwill and certain intangible assets. At December 31, 2005, assets with a value of $298.7 million were security interests under this agreement. There was no balance outstanding under this credit facility at December 31, 2005. Unused borrowing under the credit facility credit at December 31, 2005 totaled $30.0 million. The credit agreement contains restrictive covenants with which CNET Networks must comply. These restrictive covenants, in some circumstances, limit the incurrence of additional indebtedness, payment of dividends, transactions with affiliates, asset purchases and sales, mergers, acquisitions, prepayment of other indebtedness, liens and encumbrances. Additionally, CNET Networks is required to meet certain financial tests, including minimum levels of consolidated EBITDA (as defined in the agreement), consolidated net income, and unrestricted net liquidity. CNET Networks was in compliance with all covenants at December 31, 2005.

Letters of Credit

CNET Networks has $17.2 million of letters of credit outstanding at December 31, 2005. Approximately, $2.2 million of these letters of credit are collateralized by deposits in escrow used primarily as deposits associated with benefit plans. The remaining $15.0 million of letters of credit outstanding relates to a security deposit in connection with the assumed guarantee of the obligations of Ziff Davis Media Inc. (see also Note (10), Guarantees).

(7)	INCOME TAXES

The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2005	2004	2003
United States	$30,295	$20,548	$(11,873)
Foreign	(2,354)	(8,896)	(13,757)

Income (loss) before income taxes	$27,941	$11,652	$(25,630)

The expense (benefit) from income taxes is as follows:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Current:
Federal	$233	$—	$(51)
State	946	877	(68)
Foreign	(931)	(910)	779

Total current	248	(33)	660

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

	$248	$(33)	$660

The reconciliation of the expected statutory federal income tax rate of 35% to CNET Networks’ actual tax rate is presented in the following schedule:

	Year Ended December 31,
	2005	2004	2003
Income tax expense at statutory rate	35.0%	35.0%	(35.0)%
Non deductible goodwill amortization and impairment	12.7%	24.1%	1.4%
Permanent differences	2.4%	(5.8)%	1.4%
State and foreign tax	5.8%	(1.3)%	3.0%
Other	(2.0)%	—%	(0.5)%
Valuation allowance	(53.0)%	(52.3)%	32.3%

Effective tax rate	0.9%	(0.3)%	2.6%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are presented below:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Net operating loss carry forwards	$183,294	$122,186	$115,320
Properties and intangibles	34,347	46,070	58,638
Reserves and accruals (current)	5,469	7,886	7,443
Deferred loss from privately held investments	48,746	48,809	49,273
State taxes	51	—	(69)
Other	(942)	(471)	86

	270,965	224,480	230,691
Less valuation allowance	(270,772)	(224,587)	(230,691)

	$193	$(107)	$—

The net change in the valuation allowance for the years ended December 31, 2005 2004 and 2003 was an increase of $46.2 million and $30.6 million for the years ended December 31, 2005 and 2003, respectively, and a decrease of $6.1 million for the year ended December 31, 2004. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Income tax expense has been recorded based on an effective tax rate for the year ended December 31, 2005. The estimated tax rate has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided. In the event the tax benefits relating to the valuation allowance are realized $34.7 million of such benefits would reduce goodwill. Additionally, $20.7 million of valuation allowances related to stock option compensation deductions would be credited to paid in capital in the event the related tax benefits are realized.

At December 31, 2005, CNET Networks had U.S. federal net operating losses of $386.1 million.These losses may be subject to limitations on their utilization due to change in ownership and will expire in varying amounts beginning in 2010 through 2025. CNET Networks also has California state net operating losses of $173.8 million which losses may also be subject to limitations on their utilization due to change in ownership and will expire in varying amounts beginning in 2006 through 2015. CNET Networks also has cumulative foreign net operating losses of $81.5 million. Approximately $65.0 million of the federal net operating losses are from the ZDNet acquisition, which took place in 2000. In February 2005, CNET Networks and the Internal Revenue Service reached an agreement, whereby $173.6 million of net operating losses (also from the ZDNet acquisition), which were under review by the IRS, were deemed allowable for carryforward. A portion of these net operating loses have been previously utilized. As a result of this agreement, an additional net deferred tax asset of $56.8 million was recorded in 2005 against which a full valuation allowance has been provided. Operating losses generated in 2005 were primarily related to amortization of intangible assets, losses from operations and deductions related to employee stock option exercises.

CNET Networks has Federal research credit carryforwards totaling approximately $558,000, which will expire if not utilized in 2022. CNET Networks also has California research credit carryforwards totaling approximately $1.0 million, which will carry forward indefinitely until utilized.

We have reviewed Internal Revenue Code Section. 965 relating to the tax consequences of the repatriation of foreign earnings and believe that at this time those provisions will have no impact on CNET Networks.

(8)	STOCKHOLDERS’ EQUITY

ISSUANCE OF COMMON STOCK

CNET Networks issued 240,540 unregistered shares and 50,566 shares of common stock pursuant to acquisitions in 2005 and 2004, respectively. No such shares were issued in 2003.

STOCK OPTION PLANS

Plan Name	Number of Shares Authorized	Number of Shares Outstanding	Number of Shares Available for Grant
CNET Stock Option Plan (1994), subsequently amended and restated	11,000,000	568,834	—
CNET 1997 Stock Option Plan	12,400,000	6,155,307	353,837
CNET 2000 Stock Incentive Plan	5,000,000	3,061,881	203,592
2001 CNET Networks, Inc. Stock Incentive Plan	7,500,000	4,990,832	38,453
2004 CNET Networks, Inc. Stock Incentive Plan	5,000,000	2,815,040	2,184,960
Twofold Photos, Inc. 2003 Common Stock Incentive Plan	1,327,357	72,750	220,608
Assumed Plans	NA	1,294,804	—

Total		18,959,448	3,001,450

Stock options for the 1994, 1997, 2000, 2001, 2004 and Twofold Photos, Inc. Plans were approved by the shareholders. Assumed plans are stock option plans that CNET Networks assumed in connection with various acquisitions. All stock options are granted with an exercise price equal to the fair market value at the date of grant. All stock options have terms of 10 years, except for options issued to employees in Switzerland which have a term of 12 years, and generally vest and become fully exercisable four years from the date of grant.

A summary of the status of CNET Networks’ stock option plans as of December 31, 2005, 2004 and 2003, and changes during each of the years then ended is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2002	16,891,626	$9.25
Granted	8,896,625	3.96
Exercised	(2,670,002)	3.56
Canceled	(3,620,679)	9.51

Balance at December 31, 2003	19,497,570	7.57
Granted	5,285,740	9.30
Exercised	(2,157,748)	4.11
Canceled	(1,477,974)	10.85

Balance at December 31, 2004	21,147,588	8.12
Granted	4,644,580	13.24
Exercised	(5,364,495)	5.44
Canceled	(1,468,225)	9.72

Balance at December 31, 2005	18,959,448	$9.99

As of December 31, 2005, 2004 and 2003, the number of options exercisable was 9,970,114, 11,586,835 and 10,116,338, respectively, and the weighted average exercise price of those options was $9.67, $8.88 and $9.71, respectively.

Under an option exchange program approved at the annual meeting of stockholders on June 12, 2002, a total of 8,690,250 options were surrendered and cancelled effective July 27, 2002. On January 28, 2003, 3,218,547 options were re-granted at an exercise price of $2.535 under the terms of this option exchange program.

The following table summarizes information about stock options outstanding as of December 31, 2005:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding As of 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of 12/31/05	Weighted Average Exercise Price
$0.90	$1.12	111,721	6.7	$0.98	58,320	$0.97
1.75	2.54	759,425	4.8	2.45	691,196	2.47
2.79	4.08	1,723,872	5.7	3.36	1,696,178	3.37
4.19	6.04	3,373,165	7.1	4.75	1,892,859	4.82
6.40	9.58	4,611,203	7.4	8.64	2,218,787	8.30
9.63	14.09	6,885,938	8.3	12.35	2,130,150	11.16
14.77	21.88	699,280	6.2	17.61	487,780	18.74
24.56	36.25	551,234	4.2	26.41	551,234	26.41
38.81	57.63	79,510	3.6	54.28	79,510	54.28
58.69	65.00	164,100	3.3	58.76	164,100	58.76

$0.90	$65.00	18,959,448	7.2	$9.99	9,970,114	$9.67

EMPLOYEE STOCK PURCHASE PLAN

In July 1996, CNET Networks adopted an Employee Stock Purchase Plan that covers substantially all domestic employees, whereby participants may elect to purchase CNET Networks’ stock. The purchase price varies each quarter and is 85% of the lower of the closing price at the beginning of the quarter and the closing price at the end of the quarter for the first and third quarters of the year or the lower of the closing price at the beginning of the prior quarter and the closing price at the end of the current quarter for the second and fourth quarters of the year. Employee contributions consist of a percentage of their compensation. The maximum percentage of compensation that an employee may contribute to purchase CNET Networks stock is 15% subject to a limitation of $25,000 (of total value) in a calendar year. The number of shares available for purchase under the Employee Stock Purchase Plan at December 31, 2005 was 5,074,946.

(9)	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per share:

	Year Ended December 31,
(in thousands, except share and per share data)	2005	2004	2003
Income (loss) available to common stockholders	$27,693	$11,685	$(26,290)

Weighted average shares—basic	146,062,544	143,289,458	140,234,438
Stock options	7,057,578	7,024,276	—

Weighted average shares—diluted	153,120,122	150,313,734	140,234,438

Basic income (loss) per common share	$0.19	$0.08	$(0.19)

Diluted income (loss) per common share	$0.18	$0.08	$(0.19)

Diluted net income for the year ended December 31, 2005 does not include the effect of 8,333,337 common shares related to the 0.75% Convertible Senior Notes, issued in April 2004, with an average conversion price of $15.00 because their effect is anti-dilutive.

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

Leases

CNET Networks has several non-cancelable operating leases primarily for general office facilities and equipment that expire over the next 14 years. Future minimum lease payments at December 31, 2005 under these leases are as follows:

(in thousands)
2006	$18,573
2007	15,835
2008	14,470
2009	13,231
2010	13,332
Thereafter	83,792

$159,233

Rent expense from operating leases is recognized on a straight-line basis and totaled $18.9 million, $19.2 million, and $18.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Guarantee

In conjunction with the ZDNet acquisition in 2000, CNET Networks assumed a guarantee of the obligations of Ziff Davis Media Inc., an unaffiliated company and primary lessee, under a New York City office lease for a total of 399,773 square feet. This lease expires in 2019. The annual average cost per square foot is approximately thirty dollars over the remaining term of the lease. Ziff Davis Media Inc. currently occupies 144,682 square feet of this space. Ziff Davis Media Inc. subleases 205,951 square feet to The Bank of New York, FOJP Risk Management and Softbank, collectively. In addition, CNET Networks currently subleases and occupies 49,140 square feet of the office space from Ziff Davis Media Inc. These leases and subleases fully cover the current monthly lease payments.

As of December 31, 2005, the total lease payments remaining until the end of the lease term were $158.5 million, excluding the amounts attributable to CNET Networks’ sublease with respect to the floor it occupies. If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, CNET Networks would be required to make their lease payments under the guarantee.

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

The majority of the issuers, including CNET Networks, and their insurers have approved a settlement agreement and related agreements. The agreements set forth the terms of a settlement between CNET Networks, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Pursuant to those agreements, CNET Networks’ insurers would participate in an undertaking to guarantee a minimum recovery by the plaintiffs. Among other provisions, the settlement provides for a release of CNET Networks and the individual defendants for the conduct alleged in the action to be wrongful. CNET Networks would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims CNET Networks may have against its underwriters. The settlement agreement also provides for a “back-stop” guarantee from the issuers and their insurers pursuant to which they will pay the plaintiffs any shortfall between $1 billion and the amounts recovered in the ongoing litigation against the underwriters. It is anticipated that any potential financial obligation of CNET Networks to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, CNET Networks does not expect that the settlement will involve any payment by CNET Networks. Based on the amount of CNET Networks’ insurance and the agreement of the insurers to cover legal expenses after June 1, 2003, CNET Networks does not anticipate additional expenses or liability if the settlement is approved. CNET Networks currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from CNET Networks’ insurance carriers should arise, CNET Networks’ maximum financial obligation to plaintiffs pursuant to the settlement agreement is less than $3.4 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. There is no assurance that the court will grant final approval to the settlement. If the settlement is not approved and CNET Networks is found liable, it is anticipated that any potential financial obligation of CNET Networks to plaintiffs will be covered by existing insurance. Regardless of whether the settlement is approved, and even if material limitations arise with respect to our expected recovery of any potential obligations to plaintiffs from our insurance carriers, we do not expect that any payments required to be made by CNET Networks will be material.

On August 3, 2004, two private citizens filed an action, Cisneros, et al. v. Yahoo! Inc., et al., San Francisco Superior Court, Case No. CGC 04433518, against CNET Networks, and a number of other defendants claiming that the defendants posted website advertisements for Internet gambling sites in violation of California Business and Professions Code Section 17200. The plaintiffs sought a variety of remedies including disgorgement, restitution, and an injunction. In preliminary hearings, the court has ruled that disgorgement or restitution claims are limited. On December 1, 2005, plaintiffs filed a motion seeking a preliminary injunction. The case is at the preliminary stage and little discovery has been conducted. Accordingly, it is not possible to predict the impact of this litigation on our financial results.

There are no other legal proceedings to which CNET Networks is a party that are reasonably expected to be material to our business or financial condition.

(11)	SEGMENTS AND GEOGRAPHIC INFORMATION

Segments

CNET Networks’ primary areas of measurement and decision-making include two principal business segments, U.S. Media and International Media. U.S. Media consists of an online network focused on four content categories: technology, games and entertainment, business and community. International Media includes the delivery of online technology information and several technology print publications in non U.S. markets.

Summarized information by segment as excerpted from the internal management reports is as follows:

(in thousands)	U.S. Media	International Media	Other	Total
Year Ended December 31, 2005
Revenues	$287,189	$65,762	$—	$352,951
Operating expenses	221,564	63,131	38,869	323,564

Operating income	$65,625	$2,631	$(38,869)	$29,387

Year Ended December 31, 2004
Revenues	$234,959	$56,197	$—	$291,156
Operating expenses	198,027	57,658	34,258	289,943

Operating income	$36,932	$(1,461)	$(34,258)	$1,213

Year Ended December 31, 2003
Revenues	$208,809	$37,431	$—	$246,240
Operating expenses	191,812	41,827	33,417	267,056

Operating income (loss)	$16,997	$(4,396)	$(33,417)	$(20,816)

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

For the year ended December 31, 2005, “Other” included depreciation and amortization expenses of $27.0 million and an asset impairment charge of $11.9 million. For the year ended December 31, 2004, “Other” included depreciation and amortization expenses of $25.3 million and an asset impairment charge of $8.9 million.

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

Assets are not allocated to segments for internal reporting purposes. Segment operating income (loss) before realignment expenses, impairment charges, and depreciation and amortization should not be considered a substitute for operating income, net income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

The following table presents revenues for groups of similar services:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Revenues:
Marketing services (1)	$283,739	$223,560	$169,499
Licensing, fees and user (2)	40,368	32,685	27,491

Interactive	324,107	256,245	196,990
Publishing (3)	28,844	34,911	49,250

	$352,951	$291,156	$246,240

(1)	Marketing Services: sales of advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement is viewed by users of our websites) and activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners, or download a software application or a whitepaper).
(2)	Licensing, Fees and Users: licensing our product database and online content, subscriptions to our online services, and other paid services.
(3)	Publishing: sales of advertisements in our print publications, subscriptions and newsstand sales of publications, and custom publishing services.

Geographic Information

CNET Networks has wholly-owned operations in Australia, France, Germany, Japan, Russia, Singapore, Switzerland and the United Kingdom. In addition, CNET Networks has majority-owned entities in China and Korea, which are accounted for on a consolidated basis and have aggregate assets of approximately $14.1 million at December 31, 2005. Any losses incurred by these companies will be funded by CNET Networks.

Revenue is attributed to individual countries according to the international online property or print publication that generated the revenue. Identifiable assets are attributed to individual country by the legal entity that has title to the asset. International revenues accounted for 18%, 21% and 21% of net revenues during the years ended December 31, 2005, 2004 and 2003, respectively. No single foreign country accounted for more than 10% of net revenues for the year ended December 31, 2005.

The following table sets forth net revenues and long-lived assets information for geographic areas:

(in thousands)	U.S.	International	Total
2005
Net revenues	$287,969	$64,982	$352,951
Long-lived assets	203,651	22,047	225,698
2004
Net revenues	$231,048	$60,108	$291,156
Long-lived assets	199,733	10,299	210,032
2003
Net revenues	$194,859	$51,381	$246,240
Long-lived assets	112,191	17,011	129,202

Long-lived assets consist of property and equipment, intangible assets and goodwill.

(12)	QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2005
Revenues	$74,712	$84,513	$86,299	$107,427
Operating income (loss) (1)	413	7,601	(917)	22,290
Income (loss) before income taxes (2)(3)	479	6,859	(3,111)	23,714
Net income (loss)	383	7,744	(3,379)	22,945
Basic net income (loss) per share	$0.00	$0.05	$(0.02)	$0.15
Diluted net income (loss) per share	$0.00	$0.05	$(0.02)	$0.14

2004
Revenues	$63,397	$68,088	$70,459	$89,212
Operating income (loss) (1)(4)(5)	(5,661)	(261)	1,812	5,323
Income (loss) before income taxes (2)(3)	3,007	(1,363)	1,186	8,822
Net income (loss)	2,928	(1,531)	1,061	9,227
Basic net income (loss) per share	$0.02	$(0.01)	$0.01	$0.06
Diluted net income (loss) per share	$0.02	$(0.01)	$0.01	$0.06

(1)	Impairment charges of $7.1 and $2.9 million relating to goodwill of our Computer Shopper reporting unit were recorded in the third and fourth quarters of 2005, respectively. In addition, a $1.6 million impairment of an asset held for sale and a $216,000 impairment charge relating to intangible assets of our Computer Shopper reporting unit were recorded in the third quarter of 2005. In the fourth quarter of 2004, an impairment charge of $8.9 million was recorded related to goodwill of our Computer Shopper reporting unit.
(2)	Realized losses on the impairment of investments of $198,000 and $1.9 million were recorded in the second and third quarter of 2005, respectively. A realized loss on the impairment of investments of $1.8 million was recorded in the second quarter of 2004.
(3)	CNET Networks recognized a gain of $568,000 in the first quarter of 2005, and $1.3 million in the fourth quarter of 2005 from the sale of private investments. In addition, CNET Networks recognized a gain of $8.0 million, $5.1 million, and $3.5 million in the first, second, and fourth quarters of 2004, respectively, from the sale or dissolution of private investments. Our investments in these companies were purchased upon the acquisition of those companies by third parties.
(4)	During the first quarter of 2004, CNET Networks recorded $3.5 million in depreciation expense related to buildings and fixed assets in Switzerland, which were written down to their estimated fair value.
(5)	On August 2, 2004, CNET Networks purchased Webshots. The results of Webshots’ operations have been included in CNET Networks’ statement of operations from the date of acquisition.

(13)	SUBSEQUENT EVENT

On February 6, 2006, CNET Networks announced the sale of its Computer Shopper magazine business to SX2Media Labs LLC. The transaction was effective February 2, 2006. In 2005, Computer Shopper magazine generated revenues of $16.2 million, and the magazine contributed $1.8 million of operating income excluding depreciation and amortization. Upon completion of the sale in the first quarter of 2006, CNET Networks will record a gain or loss associated with the sale.

SCHEDULE II

CNET NETWORKS, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions Describe (1)	Balance at End of Period
2005
Allowance for doubtful accounts	$10,549	$1,769	$4,870	$7,448

2004
Allowance for doubtful accounts	$11,914	$3,513	$4,878	$10,549

2003
Allowance for doubtful accounts	$17,156	$2,579	$7,821	$11,914

(1)	Accounts written off.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Management carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

(b) Management Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2005, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. KPMG LLP has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

(c) Limitations on controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

(d) Significant changes in internal controls

As has been previously disclosed, in the course of performing our evaluation under Section 404 of the Sarbanes-Oxley Act of 2002, we determined that we had a material weakness in our internal control over financial reporting as of December 31, 2004. We determined that we did not maintain sufficient levels of appropriately qualified personnel in our financial reporting processes to consistently follow established internal control over financial reporting procedures related to (a) the timely preparation of comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for non-routine and complex transactions and (b) the review of such documentation by internal staff or outside advisors to determine its completeness and propriety of the conclusions. As a result of these internal control deficiencies, we initially overstated goodwill and understated asset impairment expenses as of and for the year ended December 31, 2004. This error in accounting was subsequently corrected by management prior to the publication of our financial statements.

During 2005, management took the following steps in order to remediate the material weakness:

•	Increased staffing levels in 2005 compared to 2004 by hiring additional permanent and temporary employees, particularly in the area of financial reporting.

•	Engaged a third-party internal audit firm to assist in our assessment of internal control over financial reporting, which consumed a significant amount of internal resources in 2004.

•	Retained a third-party accounting firm to assist in our evaluation of complex transactions.

Because one of the consequences of our insufficient staffing was the inability to consistently prepare documentation and conduct a secondary review of non-routine and complex transactions, management assessed the adequacy of our documentation and review procedures and made the following enhancements:

•	Enhanced the procedures by which we assess and document impairments under SFAS 142 and SFAS 144;

•	Enhanced the procedures by which we evaluate and document the accounting for acquisitions and other unusual transactions;

•	Enhanced the review and accelerate the timing of the preparation of the quarterly and annual income tax provision and deferred tax asset analysis.

Based on our testing of these enhanced procedures, management determined that as of December 31, 2005, we had remediated the material weakness in internal control over financial reporting disclosed in the Form 10-K for December 31, 2004.

There were no additional changes in our internal control over financial reporting implemented during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Incorporated by reference from the Proxy Statement, which will be filed pursuant to Regulation 14A (the “Proxy Statement”), under the caption “Information regarding Executive Officers and Directors Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

Incorporated by reference from the Proxy Statement, under the caption “Executive Compensation,” but specifically excluding the information under the captions “—Performance Graph” and “—Compensation Committee’s Report on Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Proxy Statement under the caption “Stock Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions

Incorporated by reference from the Proxy Statement under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

Incorporated by reference from the Proxy Statement under the caption “Principal Accounting Fees and Services.”

Item 15.	Exhibits and Consolidated Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)	Financial Statements. The following consolidated financial statements are filed as a part of this report under Item 8—“Financial Statements and Supplementary Data”:

	Report of Independent Registered Public Accounting Firm	41

	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	43

	Consolidated Balance Sheets as of December 31, 2005 and 2004	44

	Consolidated Statements of Cash Flow for the years ended December 31, 2005, 2004 and 2003	45

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003	46

	Notes to the Consolidated Financial Statements	47

(2)	Financial Statement Schedules. The following financial statement schedule is filed as part of this report:

	Schedule II Valuation and Qualifying Accounts	72

Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of July 14, 2004, by and among CNET Networks, Inc., a Delaware Corporation, Cheese Acquisition Sub, Inc., a California corporation, Twofold Photos, Inc., a California corporation and Nicholas Wilder as Shareholder Representative (Incorporated by reference from Exhibit 2.1 to CNET Networks’ Current Report on Form 8-K, dated July 21, 2004)

3.1	Restated Certificate of Incorporation of CNET Networks (Incorporated by reference from Exhibit 3.(i) to CNET Networks’ Current Report on Form 8-K, dated January 12, 2005)

3.2	Amended and Restated Bylaws of CNET Networks (Incorporated by reference from Exhibit 3.1 to CNET Networks’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004)

4.1	Specimen of Common Stock Certificate (Incorporated by reference from a previously filed exhibit to CNET Networks’ Registration Statement on Form SB-2, registration no. 333-4752-LA)

4.2	Indenture, dated as of April 27, 2004, by and between CNET Networks and Wells Fargo Bank, National Association, as trustee, including Form of 0.75% Convertible Senior Note due 2024 (Incorporated by reference from Exhibit 4.1 to CNET Networks’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004)

10.1+	1997 CNET Networks, Inc. Stock Option Plan (Incorporated by reference from CNET Networks’ Proxy Statement on Schedule 14A dated April 23, 1997)

10.2+	2000 CNET Networks, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 4.2 to CNET Networks’ Registration Statement on Form S-8 filed April 11, 2001)

10.3+	2001 CNET Networks, Inc. Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to CNET Networks’ Registration Statement on Form S-8. as filed on April 11, 2003)

10.4+	2004 CNET Networks, Inc. Stock Incentive Plan (Incorporated by reference from Appendix A of CNET Networks’ 2004 Proxy Statement, dated March 18, 2004)

10.5+	The Twofold Photos, Inc. 2003 Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to CNET Networks’ Registration Statement on Form S-8, filed on August 23, 2005, File No. 333-127785)

10.6+	CNET Networks, Inc. Amended and Restated 1996 Employee Stock Purchase Plan (Incorporated by reference from Appendix A of CNET Networks’ 2003 Proxy Statement, dated April 10, 2003)

10.7+	Form of Indemnification Agreement with certain of the Registrant’s Officers and Directors (Incorporated by reference from Exhibit 10.2 to CNET Networks’ Annual Report on Form 10-K for the year ended December 31, 2003)

10.8+	Form of Stock Option Agreement with the Registrant’s named executive officers (Incorporated by reference from Exhibit 10.2 to CNET Networks’ Annual Report on Form 10-K for the year ended December 31, 2003)

10.9+*	CNET Networks 2006 Incentive Plan: Top Executive Officers

10.10+*	CNET Networks, Inc. Outside Director Compensation Plan

10.11+*	CNET Networks, Inc. Stock Option Agreement (Non-Employee Directors)

10.12	Credit Agreement dated as of October 14, 2004 between CNET Networks, Inc. and Bank of America, N.A. (Incorporated by reference from Exhibit 10.1 to CNET Networks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004)

Exhibit Number	Description
10.13	Lease of Ziff-Davis Inc.’s headquarters at 28 East 28th Street, New York, New York (Incorporated by reference to Exhibit 10.12 to Amendment No 1 to Ziff-Davis Inc.’s Registration Statement on Form S-1, as filed on April 1, 1998 (File No. 333-46493))

10.14	Agreement and Consent to Assignment, dated as of April 4, 2000, by and among 63 Madison Associates, L.P., ZD Inc. and Ziff Davis Publishing Inc. (Incorporated by reference from Exhibit 10.25 to Ziff-Davis, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.15	Assignment and Assumption of Lease, dated as of April 5, 2000, between ZD Inc. and Ziff Davis Publishing Inc. (Incorporated by reference from Exhibit 10.26 to Ziff-Davis, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.16	Registration Rights Agreement, dated as of April 27, 2004 (Incorporated by reference from Exhibit 10.1 to CNET Networks’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004)

14.1	Code of Ethics (Incorporated by reference from Exhibit 14.1 to CNET Networks’ Annual Report on Form 10-K for the year ended December 31, 2003)

21.1*	List of Subsidiary Corporations

23.1*	Consent of KPMG LLP

31.1*	Certificate of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Principal Executive Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Certificate of Principal Financial Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNET Networks, Inc.

By:	/s/ SHELBY W. BONNIE
Shelby W. Bonnie
Chairman of the Board and Chief Executive Officer

Date: March 16, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ SHELBY W. BONNIE
Shelby W. Bonnie
Chairman of the Board and Chief Executive Officer

Date: March 16, 2006

By:	/s/ GEORGE E. MAZZOTTA
George E. Mazzotta
Executive Vice President and Chief Financial Officer

Date: March 16, 2006

By:	/s/ DAVID P. OVERMYER
David P. Overmyer
Senior Vice President, Finance and Administration (Principal Accounting Officer)

Date: March 16, 2006

By:	/s/ JOHN C. “BUD” COLLIGAN
John C. “Bud” Colligan
Director

Date: March 16, 2006

By:	/s/ PETER L. S. CURRIE
Peter L. S. Currie
Director

Date: March 16, 2006

By:	/s/ JARL MOHN
Jarl Mohn
Director

Date: March 16, 2006

By:	/s/ BETSEY NELSON
Betsey Nelson
Director

Date: March 16, 2006

By:	/s/ ERIC ROBISON
Eric Robison
Director

Date: March 16, 2006