Form 10-Q
period 2006-03-31
CNET NETWORKS INC
filed 2006-05-09
CIK 1015577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

         (Mark One)

            [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [     ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).YES [X] NO [      ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [      ]

         As of May 1, 2006 there were 149,904,257 shares of the registrant’s common stock outstanding.

CNET NETWORKS, INC.CONDENSED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2006	2005
Revenues:	$ 83,368	$ 71,224
Operating expenses:
Cost of revenues	41,565	36,316
Sales and marketing	23,174	17,905
General and administrative	14,178	10,764
Depreciation	4,731	3,915
Amortization of intangible assets	2,721	2,091

Total operating expenses	86,369	70,991
Operating income (loss)	(3,001)	233
Non-operating income (expense):
Realized gains on investments	882	568
Interest income	1,152	363
Interest expense	(659)	(780)
Other	140	(85)

Total non-operating income (expense)	1,515	66

Income (loss) from continuing operations before income taxes	(1,486)	299
Income tax expense	38	96

Income (loss) from continuing operations	(1,524)	203

Discontinued Operations
Income from discontinued operations	422	180

Net income (loss)	$ (1,102)	$ 383

Basic net income (loss) per share	$ (0.01)	$ 0.00

Diluted net income (loss) per share	$ (0.01)	$ 0.00

Shares used in calculating basic net income
(loss) per share	149,115,657	144,847,388

Shares used in calculating diluted net income
(loss) per share	149,115,657	151,392,920

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.CONDENSED
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share data)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$ 74,158	$ 55,895
Investments in marketable debt securities	52,270	41,591
Accounts receivable, net	64,903	85,312
Other current assets	12,633	13,299

Total current assets	203,964	196,097
Restricted cash	2,248	2,248
Investments in marketable debt securities	9,833	12,432
Property and equipment, net	60,289	56,891
Other assets	16,736	18,465
Intangible assets, net	33,947	37,113
Goodwill	130,187	131,694

Total assets	$ 457,204	$ 454,940

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 8,113	$ 8,330
Accrued liabilities	45,660	50,887
Current portion of long-term debt	2,629	2,652

Total current liabilities	56,402	61,869
Non-current liabilities:
Long-term debt	139,114	139,114
Other liabilities	761	794

Total liabilities	196,277	201,777
Stockholders' equity:
Common stock; $0.0001 par value; 400,000,000 shares
authorized; 149,716,508 outstanding at
March 31, 2006 and 149,067,597 outstanding
at December 31, 2005	15	15
Additional paid-in-capital	2,761,226	2,752,208
Accumulated other comprehensive loss	(13,546)	(13,394)
Treasury stock, at cost	(30,453)	(30,453)
Accumulated deficit	(2,456,315)	(2,455,213)

Total stockholders' equity	260,927	253,163

Total liabilities and stockholders' equity	$ 457,204	$ 454,940

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net Income (loss)	$(1,102)	$ 383
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,452	6,050
Stock compensation expense	4,727
Asset disposals	86	9
Noncash interest expense	(126)	143
Provision for doubtful accounts	837	529
Equity in losses of investees	--	207
Gain on sale of business	(507)
Gain on sale of marketable securities and privately
held investments	(882)	(568)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	19,202	6,361
Other assets	2,339	(148)
Accounts payable	(217)	170
Accrued liabilities	(3,526)	(3,449)
Other long-term liabilities	(33)	(146)

Net cash provided by operating activities	28,250	9,541

Cash flows from investing activities:
Purchase of marketable debt securities	(18,043)	(2,403)
Proceeds from sale of marketable debt securities	10,070	4,687
Proceeds from sales of investments in privately held companies	3,032	568
Investments in privately held companies	(31)	(850)
Net cash paid for acquisitions	(840)	(3,185)
Capital expenditures	(8,228)	(5,164)

Net cash used in investing activities	(14,040)	(6,347)

Cash flows from financing activities:
Net proceeds from exercise of options	3,895	2,573
Net proceeds from employee stock purchase plan	398	330
Proceeds from borrowings	--	10,000
Principal payments on borrowings	--	(10,013)

Net cash provided by financing activities	4,293	2,890

Net increase in cash and cash equivalents	18,503	6,084
Effect of exchange rate changes on cash and cash equivalents	(240)	(730)
Cash and cash equivalents at the beginning of the period	55,895	29,560

Cash and cash equivalents at the end of the period	$ 74,158	$ 34,914

Supplemental disclosure of cash flow information:
Interest paid	$ 318	$ 526
Taxes paid	$ 489	$ 876

See accompanying notes to the condensed consolidated financial statements.

CNET NETWORKS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

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

The condensed consolidated results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the current year or any other future period.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in CNET Networks’ significant accounting policies during the three months ended March 31, 2006 as compared to what was previously disclosed in CNET Networks’ Annual Report on 10-K for the year ended December 31, 2005, except as noted below.

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

Revenues from one customer, Google, Inc., approximated 10% of total revenues for the three months ended March 31, 2006. There were no revenues exceeding 10% of total revenues for the three months ended March 31, 2005. Approximately 5% of CNET Networks’ accounts receivable balance at March 31, 2006 is due from Google, Inc.

INCOME TAXES

CNET Networks records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. CNET Networks records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided against net deferred tax assets. Tax expense has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty.

STOCK-BASED COMPENSATION

Prior to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), CNET Networks accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of Statement 123, no stock compensation expense had been recognized in CNET Networks’ statement of operations as the exercise price of CNET Networks’ stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

On January 1, 2006, CNET Networks adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes CNET Networks’ previous accounting for share-based awards under APB 25 for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). CNET Networks has applied the provisions of SAB 107 in its adoption of SFAS 123(R). CNET Networks adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning of CNET Networks’ current year. CNET Networks’ financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, CNET Networks’ financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense recognized in CNET Networks’ statement of operations for 2006 includes compensation expense related to share-based awards granted prior to January 1, 2006 that vested during the current period based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Stock compensation expense during the current period also includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the CNET Networks’ pro forma information required under SFAS 123 for the periods prior to 2006, forfeitures were estimated and factored into the expected term of the options.

CNET Networks’ determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by CNET Networks’ stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, CNET Networks’ expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

SFAS 123(R) requires the calculation of the beginning balance of the pool of excess tax benefits (additional paid in capital pool or “APIC pool”) available to absorb tax deficiencies recognized subsequent to its adoption. SFAS 123(R) states that this beginning APIC pool shall include the net excess tax benefits that would have arisen had the company adopted the original Statement 123. FASB Staff Position (“FSP”) 123(R)-3 provides a simplified method for determining this APIC pool, which CNET Networks may elect to adopt up to one year from its initial adoption of SFAS 123(R). CNET Networks has not yet determined whether to elect the simplified method for determining its APIC pool as provided in FSP No. 123(R)-3.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of outstanding shares of common stock and diluted net income (loss) per share is computed using the weighted average number of outstanding shares of common stock and dilutive potential common shares during the period. Potential common shares that are anti-dilutive are excluded from the computation of diluted net income (loss) per share.

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the CNET Networks be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that CNET Networks has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

RECLASSIFICATIONS

Certain amounts in the financial statements and notes thereto have been reclassified to conform to the current year classification.

  (2) DISCONTINUED OPERATIONS

On February 2, 2006, CNET Networks sold its Computer Shopper magazine business to SX2 Media Labs LLC. The Computer Shopper magazine business was part of the U.S. Media segment. In accordance with the provisions of SFAS 144, CNET Networks has accounted for this disposal as a discontinued operation. The results of this business in all periods has been reclassified from continuing operations and shown as discontinued operations on the statement of operations. Upon completion of the sale in the first quarter of 2006, CNET Networks recorded a gain of $507,000 associated with the sale, which is also included in discontinued operations.

Following is summarized financial information for Computer Shopper:

(in thousands)	Three Months Ended March 31,
	2006	2005
Revenues	$ 1,007	$3,488

Net operating income (loss) from discontinued operations	$ (85)	$ 180
Gain on sale, net of income tax expense	507	--

Income from discontinued operations, net of tax	$ 422	$ 180

Basic and diluted income
per share of discontinued operations	$ 0.00	$ 0.00

  (3) GOODWILL AND INTANGIBLE ASSETS

Acquired Intangible Assets

The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

(in thousands)	March 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortized intangible assets:
Tradename/trademarks	$38,250	$(23,883)	$14,367	$15,818
Existing relationships	15,411	(3,516)	11,895	12,468
Developed technology	8,475	(3,574)	4,901	5,598
Content	3,358	(1,846)	1,512	1,820
Other	2,835	(1,563)	1,272	1,409

Total	$68,329	$(34,382)	$33,947	$37,113

Intangibles that are subject to amortization are amortized on a straight-line basis and have original estimated useful lives as follows: tradenames/trademarks over two to fifteen years, existing relationships over three to seven years, developed technology over three years, content over three years, and other over two to five years. Useful lives are reviewed regularly to ensure that a change in circumstances has not occurred that would result in a change in useful life. Estimated future amortization expense related to other intangible assets at March 31, 2006 is as follows:

(in thousands)
Remainder of 2006	$7,573
2007	8,500
2008	6,141
2009	4,787
2010	4,248
Thereafter	2,698

$33,947

Goodwill

The following table sets forth the changes in goodwill for the three months ended March 31, 2006:

(in thousands)	Total	U.S. Media	Computer Shopper	Channel Services	Asia	Europe
Balance as of December 31, 2005	$ 131,694	$ 97,819	$ 660	$5,626	$25,575	$2,014
Disposals and foreign
translation adjustments	(1,507)	(876)	(660)	--	--	29

Balance as of March 31, 2006	$ 130,187	$ 96,943	$ --	$5,626	$25,575	$2,043

The U.S. Media and Channel Services reporting units operate in our U.S. Media segment, as well as the Computer Shopper business until its sale in the first quarter of 2006, and the Asia and Europe reporting units operate in our International segment. As a result of the sale of the Computer Shopper business, Computer Shopper will no longer be a reporting unit.

The decrease in goodwill in 2006 is due to the sale of our Computer Shopper business and the sale of an equity investment.

  (4) EMPLOYEE STOCK BENEFIT PLANS

EMPLOYEE STOCK PURCHASE PLAN

In July 1996, CNET Networks adopted an Employee Stock Purchase Plan that covers substantially all domestic employees, whereby participants may elect to purchase CNET Networks’ stock. The purchase price varies each quarter and is 85% of the lower of the closing price at the beginning of the quarter and the closing price at the end of the quarter for the first and third quarters of the year or the lower of the closing price at the beginning of the prior quarter and the closing price at the end of the current quarter for the second and fourth quarters of the year. Employee contributions consist of a percentage of their compensation. The maximum percentage of compensation that an employee may contribute to purchase CNET Networks stock is 15% subject to a limitation of $25,000 (of total value) in a calendar year. A total of 32,952 shares where purchased for the quarter ended March 31, 2006. The number of shares available for purchase under the Employee Stock Purchase Plan at March 31, 2006 was 5,041,994.

EMPLOYEE STOCK OPTION PLANS

Stock Option Program Description

As of March 31, 2006, CNET Networks had the following stock option incentive plans:

Plan Name	Number of Shares Authorized	Number of Shares Outstanding	Number of Shares Available for Grant
Shareholder-approved Plans	33,400,000	12,048,266	2,844,712
Plans not approved by shareholders	8,827,357	4,766,697	397,967
Assumed Plans	NA	1,257,766	--

Total		18,072,729	3,242,679

Stock options for the 1994 Stock Option Plan, the CNET 1997 Stock Option Plan, the CNET 2000 Stock Incentive Plan, and the CNET 2004 Incentive Stock Plan were approved by the shareholders. Stock options for the 2001 CNET Networks, Inc. Stock Incentive Plan and the TwoFold Photos, Inc. 2003 Common Stock Incentive Plan were not approved by the shareholders. Assumed plans are stock option plans that CNET Networks assumed in connection with various acquisitions. All stock options are granted with an exercise price equal to the fair market value at the date of grant. All stock options have terms of 10 years, except for options issued to employees in Switzerland which have a term of 12 years, and generally vest and become fully exercisable four years from the date of grant. The vesting schedule for the stock option plans is usually as follows: 25% of the grant vests upon one year from date of grant with the remainder of the grant vesting in 36 equal monthly installments after one year from date of grant.

General Option Information

The following is a summary of changes to outstanding stock options during the three months ended March 31, 2006:

(in thousands, except share and per share data) Options	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	18,959,448	$9.99	7.2

Granted	196,200	13.87
Exercised	(615,959)	6.31
Forfeited or expired	(466,960)	9.77

Outstanding at March 31, 2006	18,072,729	$10.16	7.0	$73,195

Vested and expected to vest
at March 31, 2006	16,177,222	$10.10	6.7	$66,417

Options exercisable at March 31, 2006	9,982,993	$ 9.73	5.5	$44,724

The aggregate intrinsic value of $73.2 million as of March 31, 2006 is based on CNET Networks’ closing stock price of $14.21 on that date and represents the total pretax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $4.9 million. The total number of in-the-money options exercisable as of March 31, 2006 was 8,649,106.

As of March 31, 2006, there was $45.8 million of total unrecognized compensation cost related to nonvested share-based awards granted under the option plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended March 31, 2006 which was incurred as follows:

(in thousands)	Three Months Ended March 31, 2006

Stock compensation expense included in:
Cost of revenue	$1,897
Sales and marketing	886
General and administrative	1,944

Stock compensation expense	$4,727

The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2006 and 2005 was $6.55 and $9.83 per share, respectively, using the Black-Scholes option pricing model with the following weighted-average assumptions for grants:

	Three Months Ended March 31,
	2006	2005
Stock options:
Dividend yield	0%	0%
Expected volatility	56.9% - 61.8%	83.5%
Risk-free interest rate	4.38% - 4.76%	3.52%
Expected term (in years)	3.7 - 4.6	3
Employee Stock Purchase Plan:
Dividend yield	0%	0%
Expected volatility	34.0%	73.0%
Risk-free interest rate	3.98%	2.23%
Expected term (in years)	0.25	0.25

CNET Networks computation of expected volatility is based on a combination of historical and implied stock price volatility. The risk-free interest rate assumption is based upon U.S. Treasury bond rates appropriate for the term of CNET Networks’ employee stock options. The dividend yield assumption is based on CNET Networks’ history and expectation of dividend payouts.

The expected term of employee stock options represents the period the stock options are expected to remain outstanding from date of grant and is based on the historical average holding period of exercised options, the historical average holding period of post-vesting cancelled shares and the expected holding period of outstanding shares.

Pro Forma Information under SFAS 123 for Period Prior to 2006

The table below reflects pro forma net income (loss) and diluted net income (loss) per share for the three months ended March 31, 2005 compared to diluted net income (loss) for the three months ended March 31, 2006:

(in thousands, except per share data)	Three Months Ended March 31,
	2006	2005
Net income - as reported for the prior period (1)	N/A	$ 383
Stock compensation expense related to employee stock
options and employee stock purchases, net of tax (2)	$(4,727)	(4,709)

Net income (loss), including the effect of stock compensation
expense (3)	$(1,102)	$(4,326)

Basic and diluted net income (loss) per share:
Diluted net income per share - as reported for the prior period (1)	N/A	$ 0.00
Diluted net loss per share, including the effect of stock-based
compensation expense (3)	$ 0.00	$(0.03)

(1)     Net income and net income per share prior to fiscal 2006 did not include stock compensation expense for employee stock options and employee stock purchases under SFAS 123 because CNET Networks did not adopt the recognition provisions of SFAS 123. (2) Stock compensation expense prior to 2006 is calculated based on the pro forma application of SFAS 123. (3) Net income and net income per share prior to 2006 represents pro forma information based on SFAS 123.

  (5) NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per share:

(in thousands, except share and per share data)	Three Months Ended March 31,
	2006	2005
Income (loss) available to common stockholders	$ (1,102)	$ 383

Weighted average shares - basic	149,115,657	144,847,388
Stock options	--	6,545,532

Weighted average shares - diluted	149,115,657	151,392,920

Basic income (loss) per common share	$ (0.01)	$ 0.00

Diluted income (loss) per common share	$ (0.01)	$ 0.00

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period.

Diluted net loss per share for the three months ended March 31, 2006 does not include the effect of 18,072,729 common shares related to options (of which 6,864,818 shares were in-the-money with a weighted average exercise price of $14.31) because their effect is anti-dilutive. Diluted net loss per share for the three months ended March 31, 2006 also does not include the effect of 8,333,337 common shares related to the 0.75% Convertible Senior Notes with an average conversion price of $15.00 per share. Diluted net income per share for the three months ended March 31, 2005 does not include the effect of 4,934,076 common shares related to options with a weighted average exercise price of $16.06 because their effect is anti-dilutive. Diluted net income for the three months ended March 31, 2005 also does not include the effect of 8,333,337 common shares related to the 0.75% Convertible Senior Notes with an average conversion price of $15.00 per share.

  (6) COMPREHENSIVE INCOME

The components of other comprehensive income for the three months ended March 31, 2006 and 2005 are as follows:

(in thousands)	Three Months Ended March 31,
	2006	2005
Net income	$(1,102)	$ 383
Other comprehensive income:
Unrealized holding gains arising
during the period, net of tax	36	47
Unrealized holding losses arising
during the period, net of tax	(53)	(57)
Foreign currency translation gain (loss)	(135)	(325)

Comprehensive income	$(1,254)	$ 48

  (7) SEGMENTS

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

Summarized information by segment as excerpted from the internal management reports is as follows:

(in thousands)	U.S. Media	Inter- national Media	Other	Total
Three Months Ended
March 31, 2006
Revenues	$67,783	$ 15,585	$ --	$ 83,368
Operating expenses	57,355	16,835	12,179	86,369

Operating income(loss)	$10,428	$(1,250)	$(12,179)	$(3,001)

Three Months Ended
March 31, 2005
Revenues	$58,816	$ 12,408	$ --	$ 71,224
Operating expenses	49,467	15,518	6,006	70,991

Operating income(loss)	$ 9,349	$(3,110)	$(6,006)	$ 233

Since operating income (loss) before depreciation, amortization and stock compensation expense is the measure of operating performance that management uses for making decisions and allocating resources, certain operating costs are not allocated across segments. These unallocated operating costs, included in “Other” in the tables above, represent all depreciation and amortization expenses, as well as stock compensation expense.

For the three months ended March 31, 2006, “Other” includes depreciation and amortization expenses of $7.5 million and stock compensation expense of $4.7 million. For the three months ended March 31, 2005, “Other” includes $6.0 million of depreciation and amortization expense.

Assets are not allocated to segments for internal reporting purposes. Segment operating income (loss) before depreciation and amortization should not be considered a substitute for operating income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

The following table represents revenues for groups of similar services.

(in thousands)	Three Months Ended March 31,
	2006	2005
Revenues:
Marketing services	$70,932	$59,609
Licensing, fees and user	12,436	11,614

	$83,368	$71,223

o	Marketing Services: sales of advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement is viewed by users of our websites) and activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners, or download a software application or a whitepaper); and sales of advertisements in our print publications

o	Licensing, Fees and Users: licensing our product database and online content, subscriptions to our online services and print publications, and other paid services.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially. Further information about these forward-looking statements and risks associated with our business can be found in ITEM 1A. “Risk Factors.”

BASIS OF PRESENTATION

CNET Networks, Inc. is a worldwide media company and creator of authentic brand experiences in multiple categories. We operate industry leading websites, each with its own distinct brand, in four content categories: technology, games and entertainment, business and community.

Revenues

We have determined that our business segments are U.S. Media and International Media. U.S. Media consists of an online network focused on four content categories: technology, games and entertainment, business and community. International Media includes the delivery of online technology information and several technology and gaming print publications in non U.S. markets. Within these business segments, we earn revenues from:

o	Marketing Services: sales of advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement is viewed by users of our websites) and activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners, or download a software application or a whitepaper); and sales of advertisements in our print publications

o	Licensing, Fees and Users: licensing our product database and online content, subscriptions to our online services and print publications, and other paid services.

Expenses

Operating expenses included in our operating income (loss) before depreciation, amortization and stock compensation expense consist of cost of revenues, sales and marketing and general and administrative costs, which are primarily cash related expense activities. The majority of our cash related expenses are costs associated with employee compensation, benefits and facilities, which represented approximately 59% and 56% of our total cash operating expenses for the three months ended March 31, 2006 and 2005, respectively. Noncash related expenses consist of depreciation, amortization of intangible assets and stock compensation expense and are included in our operating income.

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

General and administrative expenses consist of compensation and related expenses for executive, finance, legal and administrative personnel, professional fees and other general corporate expenses and related costs for facilities and equipment.

Changes in 2006

On January 1, 2006, CNET Networks adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Prior to the adoption of SFAS 123(R), CNET Networks accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, which had been allowed under the original provisions of Statement 123, no stock compensation expense had been recognized in CNET Networks’ statement of operations as the exercise price of CNET Networks’ stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

On February 2, 2006, we sold our Computer Shopper magazine business. In accordance with the provisions of SFAS 144, we have accounted for this disposal as a discontinued operation, and thus, all revenues and expenses, including the gain on sale, related to the Computer Shopper business have been presented as discontinued operations. This results in a reclassification of revenues and expenses in 2005 to conform to this presentation.

Explanation of Key Management Metrics

We evaluate our financial performance primarily on the following key measurements:

o	Revenues
o	Operating income (loss)
o	Net income (loss) and earnings (loss) per share

We evaluate our liquidity primarily on the following key measurements:

o	Net income (loss) and earnings (loss) per share
o	Net cash provided by operating activities
o	Free cash flow

We believe that “operating income before depreciation, amortization and stock compensation expense” is useful to management and investors as a supplement to our GAAP (accounting principles generally accepted in the United States) financial measures for evaluating the ability of the business to generate cash from operations. Depreciation and amortization are non-cash items and include within them amounts related to past transactions and expenditures that are not necessarily reflective of the current cash or capital requirements of the business. Stock compensation expense is a non-cash item that does not reflect upon the ability of the business to generate cash from operations.

Management refers to “operating income before depreciation, amortization and stock compensation expense” in making operating decisions and for planning and compensation purposes. A limitation associated with this measure is that it does not reflect the costs of certain capitalized tangible and intangible assets used in generating revenue. Management compensates for these limitations by relying primarily on our GAAP financial measures, such as capital expenditures, and using “operating income before depreciation, amortization and stock compensation expense” only on a supplemental basis. Although depreciation and amortization are non-cash charges, the capitalized assets being depreciated and amortized will often have to be replaced in the future, and “operating income before depreciation, amortization and stock compensation expense” does not reflect any cash requirements for such replacements. This measure also does not take into account interest expense, or the cash requirements necessary to service interest or principal payments on our debt. Nor does the measure reflect changes in, or cash requirements for, our working capital needs. “Operating income before depreciation, amortization and stock compensation expense” should be considered in addition to, and not as a substitute for, other measures of financial performance prepared in accordance with GAAP.

We had an average of 116.8 million unique users per month in the first quarter of 2006, compared to 105.9 million unique users in the first quarter of 2005, an increase of 10.3%. These users generated over 98.7 million Web page views per day during the first quarter 2006 compared to 94.7 million in the first quarter of 2005, a 4.2% increase. These increases reflect growth primarily from most of our properties excluding Webshots, which has experienced increasing competitive pressure. While increases or decreases in unique users and daily average page views are not necessarily indicative of increases or decreases in financial results, we believe that these statistics are helpful because they provide insight into the growth of the Internet as an advertising medium resulting from increased user adoption and into user demand for CNET Networks’ properties in particular.

RESULTS OF OPERATIONS

Revenues

The following table sets forth our revenues for the three months ended March 31, 2006 and 2005;

(in thousands)	Three Months Ended March 31,
	2006	2005
Revenues:
Marketing services	$70,932	$59,609
Licensing, fees and user	12,436	11,614

	$83,368	$71,223

As a Percentage of Revenues:
Marketing Services	85%	84%
Licensing, fees and user	15%	16%

	100%	100%

Total Revenues. Total revenues were $83.4 million and $71.2 million for the three months ended March 31, 2006 and 2005, respectively. Total revenues increased 17% for the quarter ended March 31, 2006 primarily due to growth in our marketing services revenues.

For the three-month periods ended March 31, 2006 and 2005, approximately $3.5 million and $2.9 million of our revenues were derived from barter transactions, respectively. Barter transactions occur when we deliver marketing services for the marketing services of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements delivered.

Marketing Services Revenues. Marketing services revenues were $70.9 million and $59.6 million and represented 85% and 84% of total revenues for the three months ended March 31, 2006 and 2005, respectively. Marketing services revenues increased by $11.3 million, or 19%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase in marketing services revenues was driven by growth in branding advertising in the categories where we have traditionally seen demand, such as computing, consumer electronics and games, and to a lesser extent from increased advertising from new categories, such as automobiles, consumer packaged goods, movies and music, reflecting the expansion of our content offerings and broadening user audiences. The growth in branding advertising revenue was partially offset by a decrease in transactional activity among our users, resulting in lower revenue from leads to merchants, as well as a decrease in advertising in our international print publications.

In the first quarter of 2006, we gained further insight into two industry transitions that are occurring this year, one in our technology category and one in our gaming category, that have impacted our outlook for our growth rates for the year, as communicated to the investment community in our earnings release furnished to the Securities and Exchange Commission on Form 8-K on April 24, 2006. The personal computing industry is experiencing a transition to a new Microsoft operating system, and a delay in that transition to 2007 was announced in March of 2006. This is creating uncertainty in the marketing and product development plans of several companies in the personal computing industry who are advertisers in our technology category, which we expect to result in the delay or reduction of some spending on our properties. In addition, a transition is occurring in the video games industry, as two large video game hardware manufacturers are expected to launch new platforms toward the end of 2006. During hardware transitions, game publishers launch fewer games as they wait for new platform availability, resulting in a reduction in marketing expenditures and fewer video game sales. While our games and entertainment category continues to exhibit strong growth, the reduction in gaming-related marketing has resulted in lower expected growth in our game-related revenues in 2006 compared to 2005.

Licensing, Fees and User. Licensing, fees and user revenues were $12.4 million and $11.6 million and represented 15% and 16% of total revenues for the three-month periods ended March 31, 2006 and 2005, respectively. The $800,000, or 6.9%, increase in the three months ended March 31, 2006 reflects growth from existing operations.

Operating Expenses

	Three Months Ended March 31,
(in thousands)	2006			2005
	Operating Expense	Noncash expense	Cash expense	Operating Expense	Noncash expense	Cash expense
Operating expenses:
Cost of revenues	$41,565	$ 1,897	$39,668	$36,316	$ --	$36,316
Sales and marketing	23,174	886	22,288	17,905	--	17,905
General and administrative	14,178	1,944	12,234	10,764	--	10,764
Depreciation	4,731	4,731	--	3,915	3,915	--
Amortization	2,721	2,721	--	2,091	2,091	--

Total operating expenses	$86,369	$12,179	$74,190	$70,991	$6,006	$64,985

Cost of Revenues, Sales and Marketing, General and Administrative. We refer to cost of revenues, sales and marketing, and general and administrative expenses (excluding non-cash stock compensation expense) as “cash related expenses”. We incurred cash related expenses in aggregate of $74.2 million and $65.0 million for the three months ended March 31, 2006 and 2005, respectively, representing approximately 89% and 91% of total revenues, respectively. The majority of our cash related expenses are costs associated with employee compensation, benefits and facilities, which represented over 59% of our total cash operating expenses in the first quarter. Total cash related expenses increased approximately 14% for the three months ended March 31, 2006 when compared to the prior year. The increase related primarily to an increase in compensation and benefits as our average headcount increased by approximately 14% from first quarter 2005 to first quarter 2006. We expect expenses to continue to increase as we build new products.

Non-cash stock compensation expense was $4.7 million for the three months ended March 31, 2006. Non-cash stock compensation expense included in cost of revenues was $1.9 million, in sales and marketing was $886,000 and in general and administrative expenses was $1.9 million. No stock compensation expense was recognized in the three months ended March 31, 2005.

Depreciation and Amortization. Depreciation expense was $4.7 million and $3.9 million for the three months ended March 31, 2006 and 2005, respectively. The increase in depreciation expense is due to increased capital expenditure spending in the past year as we continue to launch new products and accommodate growth in users and usage.

Intangible assets amortization expense was $2.7 million and $2.1 million for the three months ended March 31, 2006 and 2005, respectively. Our amortization expense has increased due to the amortization of intangible assets that were acquired in 2005.

Operating Income (Loss)

Operating loss for the three months ended March 31, 2006 was $3.0 million compared to operating income of $233,000 in 2005.

Management also considers operating income before depreciation, amortization and stock compensation expense in evaluating performance. The following table sets forth operating income before depreciation, amortization and stock compensation expense for the periods ended March 31, 2006 and 2005:

(in thousands)	Three Months Ended March 31,
	2006	2005
Operating income (loss)	$(3,001)	$ 233
Stock compensation expense	4,727	--
Depreciation	4,731	3,915
Amortization	2,721	2,135

Operating income before depreciation,
amortization and stock compensation expense	$ 9,178	$6,283

Net income (loss)	$(1,102)	$ 383

Basic and diluted income (loss) per share	$(0.01)	$ 0.00

The lower revenue growth rates expected in 2006 compared to 2005, combined with our continued focus on investing in the business and adding new products, services and content categories in order to expand our audience and customer bases, are expected to translate into lower incremental profit margins in 2006 compared to 2005. We define incremental profit margin as the percentage of growth in revenues in the current year over the prior year as compared to the growth in operating expenses before depreciation, amortization and stock compensation expense in the current year versus prior year.

Nonoperating Income and Expense

Realized Gain/Loss on Sale of Investments. We recognized a gain of $882,000 and $568,000 during the three months ended March 31, 2006 and 2005, respectively, from the sale of certain privately-held investments. Our investments in these companies were purchased by third parties.

Interest Income and Expense. Interest income is derived from our cash and cash equivalents and investments in marketable debt securities. Interest income increased by approximately $789,000 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due to higher cash and investment balances and an increase in interest rates.

Discontinued Operations

Discontinued operations represents the results of operations for our Computer Shopper business which was sold on February 2, 2006. Current year results include a gain on sale of $507,000, as well as net operating loss from discontinued operations of $85,000. Net operating income from discontinued operations for the three months ended March 31, 2005 was $180,000.

Net Income

We recorded a net loss of $1.1 million or $0.01 per basic and diluted share for the three months ended March 31, 2006 compared to a net income of $383,000 or $0.00 per basic and diluted share for the three months ended March 31, 2005. The decrease in the current year earnings as compared to the prior year was due primarily to an increase in revenues of $12.1 million offset by an increase in operating costs of $15.4 million which included $4.7 million of non-cash stock compensation expense.

Segment Revenues and Operating Expenses

For the three months ended March 31, 2006 as compared to prior year, revenues have increased for both the U.S. Media segment and the International Media segment. The increase in revenues for U.S. Media is related to an increase in marketing services revenue. The increase in revenues for the International Media segment is from growth due to an increase in interactive advertising revenue and from acquisitions, offset by lower publishing revenues and exchange rate changes.

For the three months ended March 31, 2006, the U.S. Media segment cash related expenses as a percentage of revenues was relatively flat as compared to the prior year. The International Media segment cash related expenses were 106% of revenues in the three months ended March 31, 2006, compared to 125% of revenues in the three months ended March 31, 2005.

Liquidity and Capital Resources

When evaluating our overall cash position for the purpose of assessing our liquidity, we consider our cash and cash equivalents, short-term and long-term investments in marketable debt securities and restricted cash.

(in thousands)	March 31, 2006	December 31, 2005
Cash and cash equivalents	$ 74,158	$ 55,895
Short-term marketable debt securities	52,270	41,591
Long-term marketable debt securities	9,833	12,432
Restricted cash	2,248	2,248

Total cash and investments	$138,509	$112,166

We evaluate our liquidity primarily on the following key measurements:

o	Operating income (loss) before depreciation, amortization and stock compensation expense
o	Net cash provided by operating activities
o	Free cash flow

Other key factors that impact our liquidity include:

We evaluate our liquidity primarily on the following key measurements:

o	Capital expenditures
o	Cash used for investments and acquisitions
o	Debt obligations or debt retirement
o	Proceeds from stock options and employee stock purchase plans.

Operating income before depreciation, amortization and stock compensation expense. Excluding non-cash charges consisting of depreciation, amortization and stock compensation expense, our operating income was $9.2 million and $6.2 million for the three months ended March 31, 2006 and 2005, respectively. Operating income before depreciation, amortization and stock compensation expense is a key liquidity measurement as it can be one of the primary drivers of the cash provided by operating activities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $28.3 million for the three months ended March 31, 2006 included a net loss of $1.1 million and non-cash depreciation and amortization charges totaling $7.5 million, as well as non-cash stock compensation expense of $4.7 million. Net cash provided by operating activities also included cash generated by a decrease in working capital requirements, primarily accounts receivable of $19.2 million. Net cash provided by operating activities of $9.5 million for the three months ended March 31, 2005 included net income of $383,000, depreciation and amortization totaling $6.1 million, and an increase in working capital of $2.8 million. We may from time-to-time require cash for working capital purposes as our business expands.

Net Cash Used in Investing Activities

Net cash used in investing activities of $14.0 million and $6.3 million for the three months ended March 31, 2006 and 2005, respectively, was primarily due to capital expenditures, purchases of marketable debt securities and acquisitions and investments.

Capital Expenditures. Capital expenditures for the three months ended March 31, 2006 were $8.2 million. Capital expenditures for the full year 2006 are expected to be between $35.0 million and $38.0 million, an increase over prior year due to the continued launch of new products and growth in users and usage. Capital expenditures for the three months ended March 31, 2005 were $5.2 million.

Acquisitions and Investments. Cash used for acquisitions in the first quarter of 2006, represents payment of deferred consideration for the 2004 ZOL acquisition. In the first quarter of 2005, we acquired TVTome, a television guide site. Under the terms of the agreement, we paid $3.0 million in cash and $2.0 million in deferred consideration. We regularly evaluate investment opportunities, and it is likely that we will make additional investments or acquisitions.

Free cash flow. Free cash flow is defined as net cash provided by operating activities less capital expenditures. Free cash flow for the three months ended March 31, 2006 was $20.0 million (cash provided by operating activities of $28.2 million, less capital expenditures of $8.2 million). This compares to free cash flow for the three months ended March 31, 2005 of $4.4 million (cash provided by operating activities of $9.5 million, less capital expenditures of $5.1 million).

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

Net Cash Provided by Financing Activities

Cash provided by financing activities of $4.3 million and $2.9 million for the three months ended March 31, 2006 and 2005, respectively, was primarily due to the issuance of common stock through the exercise of stock options and the employee stock purchase plan.

Debt and Cash Balances

As of March 31, 2006, we had long-term obligations outstanding under notes payable totaling $139.1 million. Notes payable included $125.0 million of 0.75% Convertible Senior Notes due in 2024. These notes are convertible, under certain circumstances, for shares of CNET Networks, Inc. common stock based on an initial effective conversion price of approximately $15.00 per share. The notes may be called by us at any time after five years, and may be put to CNET by the holders in five, ten and fifteen years. Additionally, we have $13.5 million in notes payable related to acquisitions, all of which are due in 2007.

As of March 31, 2006, our aggregate cash balances totaled $138.4 million, consisting of $74.1 million cash and equivalents, $62.1 million of short-term and long-term investments in marketable debt securities as well as $2.2 million of restricted cash. We believe that existing funds will be sufficient to meet our anticipated cash needs to cover operations and for working capital fluctuations and for capital expenditures for the next 12 months. However, any significant acquisitions completed in the future could reduce our cash balances and may affect our liquidity and funding needs. As a result, we may determine to raise proceeds for potential acquisitions through the issuance of debt or equity securities. Our ability to raise such additional capital will depend on market conditions at the time.

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

Collectibility of receivables

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our allowances on periodic assessment of our customers’ liquidity and financial condition through credit rating agencies reports, financial statement reviews and historical collection trends. If the financial condition of our customers were to deteriorate and thereby result in an inability to make payments, additional allowances would be required. As of March 31, 2006 and December 31, 2005, our allowance for doubtful accounts was $7.7 million and $7.5 million, respectively.

Stock compensation expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based awards made to our employees and directors including employee stock options and employee stock purchases based on estimated fair values.

We use the Black-Scholes pricing model in our determination of the compensation expense associated with share-based awards. Our determination of estimated fair value of share-based awards is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the expected term of the awards, and actual and projected employee stock option exercise behaviors. The use of an option pricing model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected life of options.

Our computation of expected volatility is based on a combination of historical and implied stock price volatility consistent with SFAS 123(R) and SAB 107. Prior to the first quarter of fiscal 2006, we had used our historical stock price volatility in accordance with SFAS 123 for purposes of our pro forma information. The selection of the implied volatility approach was based upon our assessment that a mix of historical and implied volatility is more representative of future stock price trends than historical volatility.

The risk-free interest rate assumption is based upon U.S. Treasury bond rates appropriate for the term of our employee stock options. The dividend yield assumption is based on our history and expectation of dividend payouts.

The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on the historical average holding period of exercised options, the historical average holding period of post-vesting cancelled shares and the expected holding period of outstanding shares.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

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

ITEM 4. Controls and Procedures

a)     Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures”, as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as of a date (the Evaluation Date) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

b)     Changes in internal controls. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

There have been no material developments in the legal proceedings disclosed in CNET Networks’ Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 1A. Risk Factors

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

o	our failure to maintain existing marketing customers and to attract new marketing customers due to competition from other media outlets, dissatisfaction with our services, reduced advertising budgets;
o	our loss of advertising and other marketing opportunities to competitors, especially as other media companies increase their online presence in areas where we focus;
o	our inability to attract advertisers for our newer websites;
o	our inability to respond to ad-blocking technology might decrease the effectiveness of online advertising;
o	a loss of revenues from our publishing operations, as more advertising dollars shift from publishing to the Internet;
o	weakness in corporate and consumer spending may lead to a decline in advertising , which is the primary source of our revenues;
o	a decline in general economic conditions, which could occur as a result of currency fluctuations, rising interest rates, or other factors;
o	disruption of our operations due to technical difficulties, system downtime, Internet brownouts, denial of service, or other similar attacks; and
o	disruption to our operations, employees, partners, customers and facilities caused by natural disasters, international or domestic terrorist attacks or armed conflict.

We may not be able to achieve our targeted incremental profit margins and accordingly we may fail to make expected improvements in our overall profit margins.

We have identified incremental profit margins as a useful performance measure. Incremental profit margin is the percent of each dollar of new revenue that we earn in 2006 as compared to 2005 that flows to operating income before depreciation, amortization and stock compensation expense. We may fail to achieve our incremental profit margin targets. Some of the factors that could cause us not to achieve these targets include:

o	greater than expected expenses due to a decision to invest in new products, services or websites;
o	acquisitions of businesses that cannot immediately achieve these profit margins;
o	a failure to achieve projected revenue growth, as described in the first risk factor above; or
o	a failure to manage the costs associated with innovation and growth.

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

We have generated an operating loss in eight of the past ten years and have generated a net loss in seven of the past ten years. Although we generated positive net income in 2005, our ability to generate positive net income in 2006 may be negatively impacted by:

o	the implementation of Financial Accounting Standards Board Statement 123(R), “Share-Based Payments”, which will require us to begin recognizing expenses for stock options for periods beginning after January 1, 2006;
o	an inability to decrease expenses in a timely manner to offset any revenue shortfalls or expenses associated with cost-reduction measures, such as severance, lease termination payments, contract termination costs or impairment charges;
o	payments associated with contingent liabilities, such as litigation or our guarantee of the New York lease of Ziff-Davis, Inc., as described in more detail in a subsequent risk factor; or
o	any unusual transactions such as impairments or losses on investments.

Competition is intense and we might not compete successfully.

The media industry is intensely competitive and rapidly evolving. We compete for advertisers, users and business partners with numerous companies throughout the world that offer information and content in our primary areas of focus.

o	Traditional offline media. We have always competed for consumers and advertisers in our areas of focus with the traditional offline media, such as television, radio, cable and print. For instance, mainstream business publications, such as The New York Times, The Wall Street Journal, Fortune, Forbes, and Business Week and other publications devoted to certain content areas such as games or technology, offer content that competes with ours. Increasingly, these traditional offline media companies are developing broader reach by creating alternative channels of distribution for their content by building more robust Internet sites, acquiring online companies, and partnering with other media outlets. As the traditional offline media continues to introduce more multi-media offerings into the market, we will continue to compete with them for consumers and advertisers in the areas where we focus.
o	Internet sites. Large general purpose portals, such as AOL, MSN and Yahoo! are also competitors, especially as these properties expand their content offerings in our areas of expertise. We also compete with niche sites focused on the same vertical markets on which we focus. For example, our gaming properties compete with other gaming sites such as IGN Entertainment, and our business technology properties compete with smaller, niche sites such as TechTarget. In addition, many traditional media companies are increasing their online offerings.
o	Search engines. Search engines such as Google and Yahoo! complete with us by attracting users looking for goods, services and content similar to those offered on our websites. They also complete with us by attracting marketing dollars from companies trying to reach those users.
o	o Online comparison shopping services. Specialized online comparison shopping services such as Shopping.com and PriceGrabber.com and the online shopping services operated by large general purpose portals have sought to expand the reviews and information offerings on their sites. They compete with us for users and the companies trying to reach those users.
o	Online retail and auction companies. These companies, such as Amazon.com and eBay, offer goods and services similar to those that can be obtained through our websites. They compete with us for users and the companies trying to reach those users.

We may have difficulties with our acquisitions, investments and new product developments.

We intend to pursue new business opportunities and ventures, including acquisitions, in a broad range of areas. Any decision by us to pursue a significant business expansion or a new business opportunity would be accompanied by risks, including, among others:

o	investment of a substantial amount of capital, which could have a material adverse effect on our financial condition and our ability to implement our existing business strategy;
o	issuance of additional equity interests, which would be dilutive to current stockholders;
o	additional burdens on our management personnel and financial and operational systems;
o	difficulty assimilating the operations, technology and personnel of the new business;
o	potential disruption of our ongoing business;
o	possible inability to retain key technical and managerial personnel;
o	additional expenses associated with amortization of purchased intangible assets;
o	additional operating losses and expenses associated with the activities and expansion of acquired businesses;
o	possible impairment of relationships with existing employees and advertising customers;
o	potential undisclosed liabilities associated with new or acquired businesses; and
o	for foreign acquisitions and investments, additional risks related to the integration of operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks association with specific countries.

Acceptance of our brands, content and services may not continue.

Our future success depends upon the strength of our brands and our ability to deliver original and compelling content and services that attract and retain users. We will endeavor to continue building existing brands such as CNET.com and GameSpot, and introducing new brands, that resonate with their audiences, but we may not be successful. The specialized nature of certain of our sites may limit those sites’ potential user base. Our content and services might not be attractive to a sufficient number of users to generate revenues consistent with our estimates. In addition, we might not develop new content or services in a timely or cost-effective manner. If we are not successful in growing our user base, then our ability to attract the advertisers who seek to market to the demographic represented by our user base may be affected which would in turn impact our revenue. Our ability to successfully develop and produce content and services is subject to numerous uncertainties, including the ability to:

o	anticipate and successfully respond to rapidly changing consumer tastes and preferences;
o	fund new program development;
o	attract and retain qualified editors, producers, writers, and technical personnel; and
o	successfully expand our content offerings into new platform and delivery mechanisms.

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

A relatively small number of advertisers contribute a significant percentage of our revenue. Our top one hundred customers contributed approximately 67% of our U.S. revenue in 2005. These customers may not continue to use our services to the same extent, or at all, in the future. While we have made gains in attracting a broader base of advertisers to our sites, our business is still influenced by changes in the marketing expenditures of key customers within the technology and gaming industries. Product life cycles, including product launches or delays, could impact their spending on our sites. A significant reduction in advertising by one or more of our largest customers could have a material adverse effect on our financial performance and condition.

A significant percentage of our revenues are derived from activity-based fees generated from our commerce Internet sites and we might not be able to attract qualified users for which merchants are willing to pay us activity-based fees.

We earn fees when users visit the sites of our merchant partners to view products that are listed on our commerce sites. There are currently many other businesses that offer similar services, often at lower prices than the ones we charge. It is very easy for new businesses to begin operations in this space. In addition, users may prefer to contact merchants directly or through other shopping or search websites rather than return to our commerce sites to make future purchases. If we are unable to continue to attract users to our shopping services or to maintain the fees we charge merchants for sending users to their sites, then our business, operating results and financial condition may be adversely affected. Most of our agreements with merchants under which activity-based fees are earned are terminable by either party on ten to thirty days notice. In addition, the amount of activity based fees that we earn is highly dependent upon product life cycle, consumer purchasing activity and trends. A decrease in consumer purchasing activity could result in a decrease in our activity-based fees.

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

There are additional risks inherent in doing business in international markets, such as the following:

o	weak economic conditions in foreign markets, especially in the business sector;
o	uncertainty of product acceptance in different countries,
o	longer collection cycles in some countries;
o	current, and unforeseen changes in, legal and regulatory requirements;
o	difficulties in staffing and managing multinational operations;
o	currency exchange-rate fluctuations, which could reduce our revenues as determined under U.S. GAAP, increase our expenses, and dilute our operating margins;
o	difficulties in finding appropriate foreign licensees or joint venture partners;
o	potential adverse tax requirements;
o	distance, language and cultural differences in doing business with foreign entities; and
o	foreign political and economic uncertainty.

Changes in regulations could adversely affect the way that we operate.

It is possible that new laws and regulations in the U.S. and elsewhere will be adopted covering issues affecting our business, including:

o	privacy and use of personally identifiable information;
o	copyrights, trademarks and domain names;
o	obscene or indecent communications;
o	pricing, characteristics and quality of Internet products and services;
o	marketing practices, such as direct marketing or adware;
o	the ability of children to access our services; and
o	taxation of Internet usage and transactions.

Increased government regulation, or the application of existing laws to online activities, could:

o	decrease the growth rate of the Internet;
o	reduce our revenues;
o	increase our operating expenses; and
o	expose us to significant liabilities.

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

Our ability to attract and maintain relationships with users, advertisers, and strategic partners will depend on the satisfactory performance, reliability and availability of our Internet infrastructure. Our Internet advertising revenues relate directly to the number of advertisements and other marketing opportunities delivered to our users. System interruptions or delays that result in the unavailability of Internet sites or slower response times for users would reduce the number of impressions and leads delivered. This could reduce revenue as the attractiveness of our sites to users, strategic partners and advertisers decreases. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. Further, we do not have multiple site capacity for all of our services in the event of any such occurrence. We may experience service disruptions for the following reasons:

o	occasional scheduled maintenance;
o	equipment failure;
o	when traffic volumes to our sites increase beyond our infrastructure’s capacity;
o	due to natural disasters, telecommunications failures, power failures, other system failures, maintenance, viruses, hacking or other events.

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

Effective January 1, 2006, we adopted the SFAS No. 123 (R) for stock-based employee compensation. Our stock compensation expenses are expected to be significant in future periods, which will have an adverse impact on our operating income and net income. Our option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the amount of our stock compensation expense. Our estimated stock compensation expenses for 2006 may also be greater than expected if the fair value of our stock increases. In addition, an increase in the competitiveness of the market for qualified employees could cause us to issue more stock-based compensation than expected, which would increase our estimated expenses for 2006.

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

Dated: May 9, 2006

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