Form 10-K/A
period 2005-12-31
CNET NETWORKS INC
filed 2007-01-29
CIK 1015577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Telephone Number (415) 344-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The Nasdaq Stock Market, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

As of June 30, 2005, the aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing price for the registrant’s common stock as reported in the Nasdaq Global Market System was $1,111,680,535. Shares of common stock held by each officer and director and by each person who owns ten percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate is not necessarily a conclusive determination for any other purpose.

The total number of shares outstanding of the issuer’s common stock (its only class of equity securities), as of March 10, 2006 was 150,686,961.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference portions of its revised Proxy Statement for its 2006 Annual Meeting of Stockholders which was filed with the Securities and Exchange Commission on May 11, 2006, with the exception of information updated in connection with the restatement described in this Form 10-K/A (See Item 10 – Directors and Executive Officers of the Registrant, Item 11 - Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management).

EXPLANATORY N OTE

We are amending our Annual Report on Form 10-K for the year ended December 31, 2005 as filed on March 16, 2006 (the “Original Filing”), to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures. This amended Annual Report on Form 10-K/A (the “Form 10-K/A”) also includes the restatement of selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004. As previously disclosed in our Current Report on Form 8-K filed on July 11, 2006, the consolidated financial statements and related financial information contained in our Annual Reports on Forms 10-K and Quarterly Reports on Form 10-Q for all annual periods and all interim periods ending on or before March 31, 2006, should no longer be relied upon and should be read only in conjunction with the information contained in this Form 10-K/A. See Note 2 of our consolidated financial statements included in this Form 10-K/A.

The decision to restate our financial results was based on the results of an independent review of our stock option accounting that was conducted under the direction of a special committee of the Board of Directors (the “Special Committee”) established in May 2006. The corrections to the accounting for non-cash stock compensation expense for stock options resulted in a reduction in previously reported income before income taxes of $6.3 million and $9.0 million for the years ended December 31, 2005 and 2004, respectively. The corrections to the accounting for non-cash stock compensation expense for stock options resulted in an increase in the loss before income taxes of $8.1 million, $22.6 million and $18.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

In connection with the restatement of stock compensation expense, we are also restating the pro forma disclosures for stock compensation expense required under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (FAS 123) included in Note 1 to the consolidated financial statements.

In connection with the restatement, we have made certain additional adjustments to our historical consolidated financial statements. These items were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered material to our consolidated financial statements. These adjustments consisted of: reclassifications of certain foreign transactional taxes on our consolidated statements of operations and other tax reclassifications on our consolidated balance sheets; and other adjustments to operating expenses for previously known errors and corrections to our provision for income tax resulting from computational errors. These adjustments resulted in reductions to previously reported income before income taxes of $1.7 million and $0.6 million for the years ended December 31, 2005 and 2004, respectively, and in reductions to previously reported loss before income taxes of $0.2 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively. The effect of these adjustments on previously reported loss before income taxes for the year ended December 31, 2001 was negligible.

For more information on these matters, please refer to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements,” Note 2 of the Notes to the Consolidated Financial Statements, and Item 9A, “Controls and Procedures.”

We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K other than this Annual Report on Form 10-K/A for the year ended December 31, 2005. As part of our review, we also determined that we need to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, originally filed on May 9, 2006, which we are filing concurrently with this Form 10-K/A. We have not amended and we do not intend to amend any of our other Quarterly Reports on Form 10-Q as a result of our review of our past accounting for stock options or for any of the additional adjustments.

All of the information in this Form 10-K/A is as of December 31, 2005, except as described below, and does not reflect events occurring after the date of the Original Filing, other than the restatement and related events and other reclassifications described above, or modify or update disclosures (including the exhibits to the Original Filing, except for the updated Exhibits 31.1, 31.2, 32.1, and 32.2 described below) affected by subsequent events other than the restatement and related events and other reclassifications described above. This Form 10-K/A also includes disclosures updated as of the date of filing in Part I, Item 1A, Risk Factors, and Part I, Item 3, Legal Proceedings. For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety, as amended by and to reflect the restatement and related events, as well as the other adjustments described above. The following sections of this Form 10-K/A have been revised:

Part I	Item 1	Business as to “Forward Looking Statements” and “Available Information”
Part I	Item 1A	Risk Factors;
Part I	Item 3	Legal Proceedings;
Part II	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;

Part II	Item 6	Selected Consolidated Financial Data;
Part II	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part II	Item 8	Financial Statements and Supplementary Data;
Part II	Item 9A	Controls and Procedures;
Part III	Item 10	Directors and Executive Officers of the Registrant and;
Part IV	Item 15	Exhibits and Financial Statement Schedules

This Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission, or the SEC, subsequent to the date of the Original Filing, including any amendments to those filings, such as the amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

The SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past option grant measurement date errors, and there is a risk that an inquiry by the SEC could lead to circumstances in which we may have to further restate our prior financial statements, amend prior filings with the SEC, or otherwise take other actions not currently contemplated. In addition, the SEC may issue additional guidance on disclosure requirements related to the financial impact of past option grant measurement date errors that may require us to amend this filing or prior filings with the SEC to provide additional disclosures pursuant to this guidance. Any such circumstance could also lead to future delays in filing of our subsequent SEC reports and the delisting of our common stock from the Nasdaq Global Select Market. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, results of operations and cash flows.

PA RT I.

Item 1. Busin ess

Forward-Looking Statements

This Annual Report on Form 10-K/A contains “forward- looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or “continue,” and any other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, delays in the development or release of new products, changes in customer demands, slower than anticipated adoption of new technology, slower than anticipated growth of new markets, our inability to compete in new markets, reduction in demand for or market acceptance of our products, competition, disruptions in our strategic relationships such as with our key suppliers, fluctuations in general economic conditions, international and political conditions, the loss of an important customer, our ability to safeguard our intellectual property, developments in, expenses related to and the outcome of litigation or regulatory actions relating to the stock option investigation or other matters,, determination by the Nasdaq Listing Qualifications Panel to delist our stock, and the matters set forth in this Annual Report on Form 10-K/A. These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong and may cause our actual results to differ materially from forecasted or historical results. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those outlined above. Consequently, no forward-looking statement can be guaranteed. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission. Also note that we provide cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

We operate industry leading websites, each with its own distinct brand, that deliver rich, authentic brand experiences for both users and marketers. Our network of sites is currently focused on four categories: technology, games and entertainment, business, and community. The technology category is anchored by our CNET-branded properties, including CNET, CNET News.com and CNET Download.com. The games and entertainment category primarily consists of the GameSpot, TV.com and MP3.com brands. Brands such as ZDNet, TechRepublic, BNET, and Release 1.0 are components of the business category. The community category is anchored by our Webshots brand. Many of our international sites operate under the same brands as our US sites, with additional brands represented such as ZOL, PCHome, and Silicon. We expect to continue to add new brands and new categories across the network over time. This effort will help develop CNET Networks further as a leader in the interactive content category and help with our efforts to broaden both our user and advertiser base.

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

AVAILABLE INFORMATION

Our periodic and current reports are available, free of charge, on our website, www.cnetnetworks.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on our website is not and should not be deemed a part of this annual report on Form 10-K/A or a part of any other report or filing with the SEC.

As discussed in the Explanatory Note, we concluded that we needed to amend our Annual Report on Form 10-K for the year ended December 31, 2005, originally filed on March 16, 2006, to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures. This Annual Report on Form 10-K/A also includes the restatement of selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004. We also concluded that we needed to amend the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, originally filed on May 9, 2006, to restate our condensed consolidated financial statements for the quarter ended March 31, 2006 and the related disclosures. We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement or adjustments other than (i) the amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006 and (ii) this amended Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

CNET News.com (www.news.com) is a comprehensive resource for tracking the technology-related news that is most valuable to those that are passionate about technology, both professionally and personally. In 2005, it won several journalism awards, including a Maggie Award and awards from the Society of Professional Journalists and Society of American Business and Economic Writers. Over the years, CNET News.com has spearheaded several content innovations that underscore its desire to provide the whole story to its audience, beyond the opinions of its renowned news team, as well as developed innovative news delivery capabilities that enhance the user experience.

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

CUSTOMERS

For the year ended December 31, 2004, revenues from one customer, Google, Inc., approximated 10% of total revenues. In the fourth quarter of 2003, CNET Networks selected Google as its primary partner for paid search results, thereby consolidating paid search opportunities that were previously spread among several providers. Our top one hundred advertisers contributed approximately 67%, 72% and 77% of our U.S. revenues in 2005, 2004 and 2003, respectively, reflecting the expansion of our customer base.

GEOGRAPHIC REGIONS

For information regarding the geographic areas in which we do business, please see Note 12, “Segments and Geographic Information” of Item 8—”Financial Statements” in our Annual Report on Form 10-K/A.

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

Item 1A. Risk Fa ctors

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Annual Report on Form 10-K/A contains “forward- looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or “continue,” and any other words of similar meaning.

Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong and may cause our actual results to differ materially from forecasted or historical results. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those outlined below. Consequently, no forward-looking statement can be guaranteed. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission. Also note that we provide cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

The matters relating to the Special Committee’s and Management’s review of our past stock option granting practices and the restatement of our consolidated financial statements have resulted in expanded litigation and regulatory proceedings and may result in future litigation which could harm our financial results.

On May 22, 2006, we announced that our Board of Directors had appointed a Special Committee comprised of independent directors to conduct, with the assistance of legal counsel and outside accounting experts, an internal investigation relating to past option grants, the timing of such grants and related accounting matters. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to our Consolidated Financial Statements, the Special Committee reached a preliminary conclusion in July 2006 concluding that the actual measurement dates for certain stock options granted between 1998 and 2001 differed from the recorded measurement dates. Charges related to the change in these stock option measurement dates were determined to be material and, as a result, we announced that we expected to restate our financial statements for 2005, 2004 and 2003 and possibly the first quarter of 2006. We announced the findings of the Special Committee’s review of our option granting practices on October 11, 2006, and management concluded its review in January 2007. As a result of these reviews, we have recorded substantial additional non-cash stock compensation expense, and related tax effects, related to stock option grants.

Our review of our past stock option granting practices has required us to incur substantial expenses for legal, accounting, tax and other professional services, has diverted our management’s attention from our business, and could in the future harm our business, financial condition, results of operations and cash flows.

Our past stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. In June 2006, we received a grand jury document subpoena from the United States Attorney for the Northern District of California requesting records pertaining to the granting of stock options. In addition, in May 2006 we received notice that the Securities and Exchange Commission (SEC) was conducting an informal inquiry into our stock option grants. We are cooperating, and will continue to cooperate fully with the United States Attorney for the Northern District of California and the SEC. We cannot predict the outcome of these investigations. In addition, as described in Part II, Item 3, “Legal Proceedings”, several derivative complaints have been filed against our directors and certain of our executive officers pertaining to allegations relating to stock option grants. We cannot predict the outcome of any litigation or regulatory proceeding against CNET Networks or our directors or officers.

As a result of our delayed filing of our Quarterly Report on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities and Exchange Act of 1934 for a period of twelve months and any portion of a month from the due date of the last untimely report. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

On August 14, 2006 and November 13, 2006, we received Nasdaq Staff Determination notices stating that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(14). The notices were issued in accordance with Nasdaq procedures because we did not timely file our Quarterly Reports on Form 10-Q for the periods ended June 30, 2006 and September 30, 2006. We requested and were granted a hearing on September 26, 2006 with the Nasdaq Listing Qualifications Panel. On December 5, 2006, we received notice that the Nasdaq Listing Qualifications Panel granted our request for continued listing of our common stock on the Nasdaq Global Select Market. The continued listing of our common stock is subject to the condition that on or before February 2, 2007, we must file with the SEC our Quarterly Reports on Form 10-Q for the periods ended June 30, 2006 and September 30, 2006 and any necessary restatements of our prior financial statements. Although we believe the filing of this Form 10-K/A and our concurrent filings of the delinquent Form 10-Qs and the Form 10-Q/A for the quarter ended March 31, 2006 satisfy the Nasdaq Listing Qualifications Panel’s requirements, we cannot assure you that the Panel will be satisfied with these filings.

While we believe that we have made appropriate judgments in determining the correct measurement dates for option grants, the SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past option grant measurement date errors, and there is a risk that any SEC inquiry could lead to circumstances in which we may have to further restate our prior financial statements, amend prior filings with the SEC, or otherwise take other actions not currently contemplated. In addition, the SEC may issue additional guidance on disclosure requirements related to the financial impact of past option grant measurement date errors that may require us to amend this filing or prior filings with the SEC to provide additional disclosures pursuant to this guidance. Any such circumstance could also lead to future delays in filing our subsequent SEC reports and delisting of our common stock from the Nasdaq Global Select Market. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, results of operations and cash flows. See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements for further information.

Our revenues might not grow, and they might decrease.

Several factors, many of which are outside of our control, contribute to our revenue growth. Some scenarios that might impede our revenue growth in the future are listed below.

•	our failure to maintain existing marketing customers and to attract new marketing customers due to competition from other media outlets, dissatisfaction with our services, reduced advertising budgets;

•	our loss of advertising and other marketing opportunities to competitors, especially as other media companies increase their online presence in areas where we focus;

•	our inability to attract advertisers for our newer websites;

•	our inability to respond to ad-blocking technology might decrease the effectiveness of online advertising;

•	a loss of revenues from our publishing operations, as more advertising dollars shift from publishing to the Internet;

•	weakness in corporate and consumer spending may lead to a decline in advertising, which is the primary source of our revenues;

•	a decline in general economic conditions, which could occur as a result of currency fluctuations, rising interest rates, or other factors;

•	disruption of our operations due to technical difficulties, system downtime, Internet brownouts or denial of service or other similar attacks; and

•	disruption to our operations, employees, partners, customers and facilities caused by natural disasters, international or domestic terrorist attacks or armed conflict.

We may not be able to achieve our targeted incremental profit margins and accordingly we may fail to make expected improvements in our overall profit margins.

We have identified incremental profit margins as a useful performance measure. Incremental profit margin is the percent of each dollar of new revenue that we earn in current periods as compared to prior periods that flows to operating income before depreciation, amortization, asset impairment and stock compensation expense. We may fail to achieve our incremental profit margin targets. Some of the factors that could cause us not to achieve these targets include:

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

We have generated an operating loss in eight of the past ten years and have generated a net loss in seven of the past ten years. Although we generated positive net income in 2005, our ability to generate positive net income in 2006 or subsequent periods may be negatively impacted by:

•	the implementation of Financial Accounting Standards Board Statement No. 123R, Revised Share-Based Payments (SFAS 123R”), which requires us to recognize expenses for stock options for periods beginning after January 1, 2006;

•	an inability to decrease expenses in a timely manner to offset any revenue shortfalls or expenses associated with cost-reduction measures, such as severance, lease termination payments, contract termination costs or impairment charges;

•	payments associated with contingent liabilities, such as litigation or our guarantee of the New York lease of Ziff-Davis, Inc., as described in more detail in a subsequent risk factor; or

•	any unusual transactions such as impairments or losses on investments.

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

We intend to pursue new business opportunities and ventures, including acquisitions, in a broad range of areas. Any decision by us to pursue a significant business expansion or a new business opportunity would be accompanied by risks, including, among others:

•	investment of a substantial amount of capital, which could have a material adverse effect on our financial condition and our ability to implement our existing business strategy;

•	issuance of additional equity interests, which would be dilutive to current stockholders;

•	additional burdens on our management personnel and financial and operational systems;

•	difficulty assimilating the operations, technology and personnel of the new businesses;

•	potential disruption of our ongoing business;

•	possible inability to retain key technical and managerial personnel;

•	additional expenses associated with amortization of purchased intangible assets;

•	additional operating losses and expenses associated with the activities and expansion of acquired businesses;

•	possible impairment of relationships with existing employees and advertising customers;

•	the impact of our stock option investigation and related lawsuits on our ability to attract business partners;

•	potential undisclosed liabilities associated with new or acquired businesses; and

•	for foreign acquisitions and investments, additional risks related to the integration of operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries.

In addition, our one-year credit facility prohibits further borrowings which could impact our ability to fund acquisitions or to pay for capital purchases.

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

Our industry is rapidly adopting new technologies and standards to create and satisfy consumer demand. It is critical that we continue to innovate, anticipate and adapt to these changes to ensure that our content delivery platforms, services and products remain interesting to our users, advertisers and partners. In addition, we may discover that we must make significant expenditures to achieve this goal. If we fail to accomplish these goals, we may lose users and the advertisers that seek to reach those users.

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

Our revenues are derived in large part from the sale of advertising and we expect that this will continue to be the case for the foreseeable future. Most of our advertising contracts are short-term and are subject to termination by the customer at any time on thirty-day prior written notice. Advertisers who have longer-term contracts may fail to honor their existing contracts or fail to renew their contracts. If a significant number of advertisers or a few large advertisers decided not to continue advertising on our websites, we could experience a rapid decline in our revenues over a relatively short period of time.

We depend on, and receive, a significant percentage of our revenue from a relatively small number of advertisers.

A relatively small number of advertisers contribute a significant percentage of our revenue. Our top one hundred customers contributed approximately 67% of our U.S. revenue in 2005. These customers may not continue to use our services to the same extent, or at all, in the future. A significant reduction in advertising by one or more of our largest customers could have a material adverse effect on our financial condition and results of operation.

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

Our success depends to a large extent on the continued services of our senior management team and qualified skilled employees. Our success also depends on our ability to identify, attract, develop, retain and motivate other highly skilled officers, key employees and personnel in a competitive job environment. We currently have several key executive positions open, and we cannot assure you that we will find qualified candidates in a timely manner. Our inability to do so may adversely affect our ability to operate our business. We do not have employment agreements with any of our executive officers and do not maintain “key person” life insurance policies on any of our officers or other employees. As the overall industry for interactive content and Internet advertising grows, our employees are increasingly sought after by competitors. In order to remain competitive in the employment market, we may need to increase compensation to retain or attract qualified employees, which could have an adverse effect our financial condition or operating results. Our inability to attain shareholder approval of equity compensation plans may affect our ability to attract and retain key employees.

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

We maintain an international presence through a variety of international structures and business operations. We have wholly-owned operations in Australia, France, Germany, Japan, Russia, Singapore, Switzerland and the United Kingdom and majority-owned joint ventures in Korea. We also have license arrangements in various other countries throughout the world. We operate our operations in China through a variety of entities some of which are owned by local employees in order to comply with local ownership and regulatory licensing requirements. We believe our current ownership structure complies with all existing Chinese laws. It is possible; however, that the Chinese government may change the applicable laws or take a different interpretation of existing laws. If we were found to be in violation of any existing or future Chinese laws or regulations, we could be subject to fines and other financial penalties, have our licenses revoked, or be forced to discontinue our business entirely.

There are additional risks inherent in doing business in international markets, such as the following:

•	weak economic conditions in foreign markets, especially in the business sector;

•	uncertainty of product acceptance in different countries,

•	longer collection cycles in some countries;

•	current, and unforeseen changes in, legal and regulatory requirements;

•	difficulties in staffing and managing multi-national operations;

•	currency exchange rate fluctuations, which could reduce our revenues as determined under U.S. GAAP, increase our expenses, and dilute our operating margins;

•	difficulties in finding appropriate foreign licensees or joint venture partners;

•	potential adverse tax requirements;

•	distance, language and cultural differences in doing business with foreign entities; and

•	foreign political and economic uncertainty.

Changes in regulations could adversely affect the way that we operate.

It is possible that new laws and regulations in the U.S. and elsewhere will be adopted covering issues affecting our business, including:

•	privacy and use of personally identifiable information;

•	copyrights, trademarks and domain names;

•	obscene or indecent communications;

•	pricing, characteristics and quality of Internet products and services;

•	marketing practices, such as direct marketing or adware;

•	the ability of children to access our services; and

•	taxation of Internet usage and transactions.

Increased government regulation, or the application of existing laws to online activities, could:

•	decrease the growth rate of the Internet;

•	reduce our revenues;

•	increase our operating expenses; and

•	expose us to significant liabilities.

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

As of September 30, 2006, the total lease payments remaining until the end of the lease term were $150.8 million, excluding the amounts attributable to our sublease with respect to the floor we occupy. If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in their inability to make lease payments, we would be required to make their lease payments under the guarantee. In addition, any expiration of any sublease, the potential resulting vacancy and the inability of Ziff Davis Media Inc. to make the primary lease payments could result in us being required to make lease payments on these vacancies.

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

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. As part of management’s review of our accounting policies and internal control over financial reporting for the year ended December 31, 2004 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management concluded that there was a material weakness in our internal control over financial reporting related to the lack of adequate staffing in the area of financial reporting resulting in management’s inability to consistently follow some of its internal control over financial reporting related to (a) the timely preparation of comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for non-routine and complex items and (b) the conducting of a critical secondary review of this supporting documentation by internal staff or outside advisors to determine its completeness and the accuracy of the conclusions. We concluded that we have remediated this material weakness as of December 31, 2005. As discussed in Item 9A, Controls and Procedures, and in connection with the restatement of our financial statements, our Chief Executive Officer and Chief Financial Officer reevaluated our disclosure controls and procedures and internal control over financial reporting as of December 31, 2005 and concluded that our disclosure controls and procedures and internal control over financial reporting were effective. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we cannot assure you that our disclosure controls and procedures or internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Other deficiencies, particularly a material weakness in internal control over financial reporting, which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operation, financial condition or liquidity.

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

We will record substantial stock compensation expenses, which may have a material negative impact on our operating results for the foreseeable future.

Effective January 1, 2006, we adopted the SFAS 123R for stock-based employee compensation. Our stock compensation expenses are expected to be significant in future periods, which will have an adverse impact on our operating income and net income. Our option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the amount of our stock compensation expense. Our estimated stock compensation expenses may also be greater than expected if the fair value of our stock increases. In addition, an increase in the competitiveness of the market for qualified employees could cause us to issue more stock compensation than expected, which would increase our expenses.

Our debt obligations expose us to risks that could adversely affect our financial condition.

We have a substantial level of debt and interest expense. At December 31, 2006 we had approximately $78.0 million of outstanding indebtedness. The level of our indebtedness, among other things, could:

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

In October 2006, we received a notice of acceleration declaring the principal amount of our $125.0 million, 0.75% Senior Convertible Notes Due 2024 and any accrued and unpaid interest immediately due and payable. We retired the entire $125.0 million balance with existing cash and by fully drawing on a $60.0 million, one-year credit facility.

If we experience a decline in revenues due to any of the factors described in this Risk Factors section or otherwise, we could have difficulty paying interest and principal amounts due on our indebtedness. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various covenants of our $60.0 million, one-year credit facility, we would be in default, which would permit our lender to accelerate the maturity of the indebtedness and could cause defaults under our other indebtedness. Any default under our indebtedness could have a material adverse effect on our financial condition. If we do not achieve and sustain positive net income, we could have difficulty repaying or refinancing our outstanding debt, including the $60.0 million due under our one-year credit facility which matures in October 2007.

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

The trading value of our common stock may be volatile and decline substantially.

The trading price of our common stock is subject to wide fluctuations, which are a result of a number of events and factors, including:

•	quarterly variations in operating results;

•	announcements of innovations requiring significant expenditures;

•	new products, strategic developments or business combinations by us or our competitors;

•	changes in our financial estimates or that of securities analysts;

•	restatements of previously issued financial results;

•	our sale of common stock or other securities in the future;

•	changes in recommendations of securities analysts;

•	developments in litigations or other governmental proceedings against us, or new litigations or governmental proceedings;

•	the operating and securities price performance of other companies that investors may deem comparable to us; and

•	news reports, including those relating to trends in the Internet.

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

We have a substantial number of shares of common stock subject to stock options. As of September 30, 2006, we had 9,492,527 shares of common stock available for future grant under our employee stock option plans and 18,978,378 issuable upon the future conversion of outstanding stock options. In addition, as of September 30, 2006, we have approximately 250 million shares of authorized but unissued shares of our common stock that are available for future sale. We cannot predict the effect, if any, that future sales of shares of our common stock, or the availability of shares of our common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of our common stock, including shares issued in connection with acquisitions or upon the exercise of stock options or warrants or the conversion of debt securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Item 1B. Unresolve d Staff Comments

None.

Item 2. Pro perties

We are headquartered in San Francisco, California, where we occupy approximately 283,000 square feet of leased office space. In addition to our San Francisco office, we have several leased offices throughout the U.S., including Cambridge, Massachusetts, Louisville, Kentucky and New York City. We also have leased offices in Europe, Asia and Australia.

Item 3. Legal Proceed ings

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

On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit vacated the district court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs have not yet moved to certify a class in the CNET Networks case.

The majority of the issuers, including CNET Networks, and their insurers have approved a settlement agreement and related agreements. The agreements set forth the terms of a settlement between CNET Networks, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. It is unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will have on the settlement, which has not been finally approved by the Court. Plaintiffs are expected to file a petition for rehearing and rehearing en banc. On November 14, 2006, Judge Scheindlin held a hearing and stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on Plaintiffs’ expected petition for rehearing.

Pursuant to the settlement and related agreements, if the settlement receives final approval by the Court, our insurers would participate in an undertaking to guarantee a minimum recovery by the plaintiffs as described below. Among other provisions, the settlement provides for a release of CNET and the individual defendants for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement for a settlement for $425 million. The JPMorgan Chase settlement has not yet been approved by the Court. In an amendment to the issuers’ settlement agreement, the issuers’ insurers agreed that the JP Morgan settlement will only offset the insurers’ obligation to cover the remainder of plaintiffs’ guaranteed $1 billion recovery by 50% of the value of the JP Morgan settlement, or $212.5 million. Therefore, if the JP Morgan settlement is finally approved, then the maximum amount that the issuers’ insurers will be potentially liable for is $787.5 million. However, future settlements with other underwriters would further reduce that liability. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the JP Morgan Chase preliminary agreement.

It is anticipated that any potential financial obligation of ours to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, we do not expect that the settlement will involve any payment by us. Based on the amount of our insurance and the agreement of the insurers to cover legal expenses after June 1, 2003, we do not anticipate additional expenses or liability if the settlement is approved. We are currently not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from our insurance carriers. We believe our carriers are solvent, and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs.

Therefore, we do not expect that the settlement will involve any payment by us. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from our insurance carriers should arise, our maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase settlement is finally approved, our maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $2.7 million.

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

United States Attorney and SEC Inquiries

On June 26, 2006, we received a grand jury document subpoena from the United States Attorney for the Northern District of California requesting records pertaining to the granting of stock options. In addition, in May 2006 we received notice that the Securities and Exchange Commission (SEC) was conducting an informal inquiry into our stock option grants. We are cooperating, and will continue to cooperate fully with the United States Attorney for the Northern District of California and the SEC. We cannot predict the outcome of these investigations.

Listing on the Nasdaq Stock Market

On December 5, 2006, we received notice that the Nasdaq Listing Qualifications Panel granted CNET Networks’ request for continued listing of our common stock on The Nasdaq Global Select Market. The continued listing of our common stock is subject to the condition that on or before February 2, 2007, we file with the SEC our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 and any necessary restatements of our prior financial statements. Although we believe the filing of this Form 10-K/A, and our concurrent filings of the delinquent Form 10-Qs and the Form 10-Q/A for the quarter ended March 31, 2006 satisfy the Nasdaq Listing Qualifications Panel’s requirements, we cannot assure you that the Panel will be satisfied with these filings.

Shareholder Derivative Suits

On May 31, 2006, a purported shareholder derivative complaint was filed in the Superior Court of California, County of San Francisco, by a party identifying itself as a shareholder of CNET Networks purporting to act on behalf of CNET Networks against the directors of CNET Networks and certain present and former officers of CNET Networks. CNET Networks is also named as a “nominal defendant.” The suit, captioned Paskar v. Bonnie, et al., alleges breaches of fiduciary duty and unjust enrichment arising from stock options granted between 1996 and 2004. The complaint seeks monetary damages, disgorgement, rescission of stock options and other relief against the defendants on behalf of CNET Networks. The complaint does not seek monetary damages from, or the imposition of equitable remedies on, CNET Networks. Subsequently, on June 2, 2006, June 19, 2006 and September 22, 2006, three additional purported shareholder derivative actions were filed in the Superior Court of California, County of San Francisco. These three complaints, captioned Hutton v. Bonnie, et al., Raniolo v. Bonnie et al. and Berger v. Bonnie, et al., contain substantially similar allegations as the aforementioned shareholder derivative complaint. These four shareholder derivative cases were consolidated on October 23, 2006 and the plaintiffs filed a consolidated complaint on November 16, 2006. We filed a motion to stay these purported shareholder derivative actions pending before the California Superior Court. At a hearing on January 3, 2007, the Superior Court denied our motion to stay but ordered that no discovery or substantive motion practice shall proceed until further order of the Court.

On June 19, 2006, a purported shareholder derivative complaint was filed in the United States District Court for the Northern District of California by a party identifying itself as a shareholder of CNET Networks purporting to act on behalf of CNET Networks against the directors of CNET Networks and certain present and former officers of CNET Networks. CNET Networks is also named as a “nominal defendant.” The suit, captioned Melzer v. Bonnie, et al., alleged violations of federal securities law, California securities law, as well as breach of fiduciary duty, unjust enrichment, and insider trading arising from stock options granted between 1997 and 2003. On July 13, 2006, another purported shareholder derivative complaint, captioned Finn v. Bonnie et al., was filed in the same court containing identical allegations. These purported shareholder derivative actions pending before the United States District Court for the Northern District of California were consolidated on August 31, 2006 and the plaintiffs in those cases have subsequently filed a consolidated complaint on September 28, 2006. That consolidated complaint was amended on November 9, 2006. The complaint seeks monetary damages, disgorgement, rescission of stock options and other relief against the defendants on behalf of CNET Networks. The complaint does not seek monetary damages from, or the imposition of equitable remedies on, CNET Networks.

There are no other legal proceedings to which we are a party that are reasonably expected to be material to our business or financial condition.

Item 4. Submis sion of Matters to a Vote of Security Holders

None.

PAR T II.

Item 5. Market for Registrant’ s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Global Select Market System of the Nasdaq Stock Market (“Nasdaq”) under the symbol “CNET”.

On August 14, 2006 and November 13, 2006, we received Nasdaq Staff Determination notices stating that we were not in compliance with Nasdaq Marketplace Rule 43.10(c)(14). The notices were issued in accordance with Nasdaq procedures because we did not timely file our Quarterly Reports on Form 10-Q for the periods ended June 30, 2006 and September 30, 2006. We requested and were granted a hearing on September 26, 2006 with the Nasdaq Listing Qualifications Panel.

On December 5, 2006, we received notice that the Nasdaq Listing Qualifications Panel granted our request for continued listing of our common stock on the Nasdaq Global Select Market. The continued listing of our common stock is subject to the condition that on or before February 2, 2007 we file with the Securities and Exchange Commission our Quarterly Reports on Form 10-Q for the periods ended June 30, 2006 and September 30, 2006 and any necessary restatements of our prior financial statements. Although we believe the filing of this Form 10-K/A and our concurrent filings of the delinquent Form 10-Qs and the Form 10-Q/A for the quarter ended March 31, 2006 satisfy the Nasdaq Listing Qualifications Panel’s requirements, we cannot assure you that the Panel will be satisfied with these filings.

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

The information required by this item and included under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated by reference from Item 12 of this Annual Report on Form 10-K/A.

Item 6. Se lected Consolidated Financial Data

The following table sets forth selected consolidated financial data and other operating information, as restated. The restated financial data and operating information do not purport to indicate results of operations as of any future date or for any future period. The restated financial data and operating information should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. The consolidated financial statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005 and 2004 are derived from restated consolidated financial statements that are included elsewhere herein. The consolidated financial statement of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003, 2002, and 2001 are derived from unaudited consolidated financial statements which are not included herein and have been restated to adjust for additional non-cash charges for stock compensation expense and the other adjustments and reclassifications as noted below.

As described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements”, and Note 2 of the Notes to Consolidated Financial Statements, our consolidated financial statements are being restated to correct accounting errors in the recognition of stock compensation expense relating to stock options that were granted during the period after our initial public offering in 1996 through 2005. The corrections to non-cash stock compensation expense resulted in adjustments for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, as set forth in the table below.

In connection with the restatement, we have also made certain additional adjustments to our historical consolidated financial statements. These items were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered material to our consolidated financial statements. These adjustments consisted of: reclassifications of certain foreign transactional taxes on our consolidated statement of operations and other tax reclassifications on our consolidated balance sheets; and other adjustments to operating expenses for previously known errors and corrections to our provision for income tax resulting from computational errors. (See “Restatement Adjustments” ten-year table directly below the selected consolidated financial data and other operating information and related notes.) We have reflected adjustments related to these errors in our restated financial statements.

(in thousands, except per share data)	Fiscal Year Ended
	2005	2004(a)	2003	2002	2001(a)
	(as restated)(b)	(as restated)(b)	(as restated)(b)	(as restated)(b)	(as restated)(b)
Consolidated Statement of Operations Data:
Total revenues	$354,209	$291,967	$246,868	$237,638	$286,266
Total operating expenses (c)(d)(e)	333,458	300,397	276,187	641,697	2,172,030
Operating income (loss)	20,751	(8,430)	(29,319)	(404,059)	(1,885,764)
Total non-operating income (expense)(f)	(1,248)	10,186	(4,358)	967	(191,115)
Net income (loss)	19,583	1,839	(33,836)	(382,560)	(2,007,071)
Basic net income (loss) per share (h)	$0.13	$0.01	$(0.24)	$(2.78)	$(14.76)
Diluted net income (loss) per share (h)	$0.13	$0.01	$(0.24)	$(2.78)	$(14.76)
Shares used in basic per share calculation	146,030	142,162	139,127	137,748	135,999
Shares used in diluted per share calculation	152,614	148,017	139,127	137,748	(135,999)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$55,895	$29,560	$65,913	$47,199	$93,439
Total marketable debt securities	54,023	44,392	51,267	79,841	123,537
Working capital	134,013	55,924	80,205	64,666	138,541
Total assets	455,566	408,479	353,229	378,859	815,542
Total debt (g)	141,766	139,621	118,128	117,958	176,534
Stockholders’ equity	$252,536	$194,917	$171,891	$187,621	$544,172

a)	We have made several acquisitions over the past five years. The most significant of which are described below.

On August 2, 2004, we acquired Twofold Photos, Inc. (Webshots). On July 1, 2001, we acquired TechRepublic, Inc. (TechRepublic). Also, see Note (4) of our consolidated financial statements included in Item 8. No financial data or operating information related to these acquired companies is included in the Selected Consolidated Financial Data prior to the dates of acquisition.

b)	All periods have been restated for errors we identified in determining measurement dates for stock option grants and other adjustments, as described below under Restatement Adjustments. See also Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.
c)	Operating expenses included amortization of intangible assets of $10.1 million, $6.0 million and $6.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Effective January 1, 2002, we adopted the provisions of SFAS 142. Under SFAS 142, goodwill is no longer amortized. Operating expenses included amortization of goodwill and intangible assets of $678.6 million for the year ended December 31, 2001.

d)	During the year ended December 31, 2005, we recorded a goodwill impairment of $10.4 million associated with the write-down of goodwill of our Computer Shopper reporting unit, as well as an asset impairment of approximately $0.3 million for a tradename for that business. In 2004, we determined the carrying value of goodwill for our Computer Shopper reporting unit exceeded its fair value, and an impairment of $8.9 million was recorded. The results of our annual impairment test, as of August 31, 2002, determined that an impairment charge of $238.8 million for goodwill and of $40.5 million for intangible assets of our U.S. Media reporting unit was required. Additionally, a loss on the disposal of fixed assets of $11.2 million was recorded in 2002. In 2001, a charge of $1.1 billion was taken to adjust the carrying value of our goodwill to fair value.
e)	In 2003 and 2002, a total of $9.8 million and $12.4 million, respectively, were included in operating expenses representing costs to realign our business. Included in operating expenses in 2001, was a charge of $21.3 million related to the consolidation of our office space, which resulted in the abandonment of several leased facilities, as well as $21.7 million in other costs incurred to integrate the operations of ZDNet into our operations.
f)	In 2004, we recognized net gains of $14.9 million on the sale of our privately held investments by third parties. During 2001, we incurred impairment losses of $26.9 million on marketable equity securities. In 2002 and 2001, we incurred impairment losses of $15.4 million and $148.4 million on privately held investments, respectively, for which other-than-temporary declines in value were deemed to have occurred.
g)	In 2004, we redeemed the outstanding balance of $113.7 million of our 5% Convertible Subordinated Notes with the proceeds from the offering of $125.0 million of 0.75% Senior Convertible Notes. The redemption of the 5% notes resulted in the write-off of approximately $1.0 million of capitalized debt issuance costs and a $1.6 million prepayment penalty. In 2002, we repurchased $59.2 million principal amount of our 5% Convertible Subordinated Notes for $36.7 million, resulting in a gain of $21.6 million, net of the write-off of related capitalized debt issuance costs of $0.9 million. On August 31, 2001, NBC acquired any NBC Internet, Inc. (NBCi) shares it did not already own. Upon the purchase of the NBCi shares owned by us, the maturity date for our NBCi Trust Automatic Common Exchange Securities (TRACES) obligation accelerated. In conjunction with this accelerated repayment, CNET Networks recorded a loss of $10.6 million, consisting of $9.0 million of early interest payments, which were not refundable, and a write-off of $1.6 million of capitalized debt issuance costs.
h)	As a result of the restatement, our basic earnings per share was reduced by $0.06 per share and $0.07 per share for the years ended December 31, 2005 and 2004 and $0.05 per share, $0.18 per share and $0.24 per share for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, diluted earnings per share was reduced by $0.05 per share, $0.07 per share, $0.05 per share, $0.18 per share and $0.24 per share for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

Restatement adjustments

The following tables summarize all adjustments included in the restatement for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000, 1999, 1998, 1997 and 1996.

(in thousands)	Year Ended December 31,
	2005	2004	2003	2002	2001
Stock compensation expense adjustments:
Stock compensation expense	$6,357	$8,991	$8,175	$22,866	$18,909
Capitalized compensation expense	(13)	—	(29)	(271)	(507)
Related payroll tax expense	83	128	12	—	—

Total stock compensation expense adjustments	6,427	9,119	8,158	22,595	18,402

Reclassification of foreign transactional tax:
Revenues	(1,258)	(887)	(651)	(681)	(461)
Sales and marketing	1,545	1,075	738	681	548
Income tax (benefit)	(287)	(188)	(87)	—	(87)

Total reclassification of foreign transactional tax	—	—	—	—	—

Other adjustments, net	1,724	589	(198)	(381)	(105)
Other income tax adjustments	(41)	138	(414)	(239)	(714)

Total decreases to net income and increases to net loss from all restatement adjustments	$8,110	$9,846	$7,546	$21,975	$17,583

(in thousands)	Year Ended December 31,
	2000	1999	1998	1997	1996
Stock compensation expense adjustments:
Stock compensation expense	$23,862	$12,940	$3,443	$795	$151
Capitalized compensation expense	—	—	—	—	—
Related payroll tax expense	—	—	—	—	—

Total stock compensation expense adjustments	23,862	12,940	3,443	795	151

Reclassification of foreign transactional tax:
Revenues	—	—	—	—	—
Sales and marketing	—	—	—	—	—
Income tax (benefit)	—	—	—	—	—

Total reclassification of foreign transactional tax	—	—	—	—	—

Other adjustments, net	—	—	—	—	—
Other income tax adjustments	(2,685)	(843)	—	—	—

Total decreases to net income and increases to net loss from all restatement adjustments	$21,177	$12,097	$3,443	$795	$151

Item 7. Management’ s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Consolidated Financial Statements

Stock Options

Background

On May 16, 2006, the Center for Financial Research and Analysis, or CFRA, issued an analysis of the stock option exercise prices relative to stock price ranges for certain companies during the period 1997 to 2002. The report identified CNET Networks as having granted stock options between 1998 and 2001 with exercise prices that matched or were close to a forty-day low for our stock price. On May 22, 2006, we announced that our Board of Directors appointed a Special Committee comprised of independent directors to conduct, with the assistance of legal counsel and outside accounting experts, an internal investigation relating to past option grants, the timing of such grants and related accounting matters.

On July 10, 2006, we announced that the Special Committee had reached the preliminary conclusion that the actual measurement dates for the grants identified in the CFRA report differed from the recorded measurement dates. Charges related to the changed measurement dates for these stock options were determined to be material and as a result, we announced that we expected to restate our financial statements. In October 2006, the Special Committee completed its review and announced its findings.

Management completed its review of CNET Networks’ stock option grant activity in January 2007. The review conducted by management covered approximately 97% of option grants to all employees, directors and consultants for all grant dates during the period from CNET Networks’ initial public offering in July 1996 through May 2006. Grants not reviewed by management related to promotion grants from 1996, 1997, 2000 and 2001 where less than 100,000 options were granted on a single day, which accounted for approximately 3% of options granted and thus, were not material to our overall evaluation of stock option measurement dates.

Results of Findings

Based on the separate reviews of management and the Special Committee, we identified instances where the grant date used by us as the measurement date for accounting purposes, differed from the measurement date as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”), for more than the grants identified in the CFRA report. As a result, we corrected the measurement date for approximately 40.8 million options out of a total of 73.8 million options granted from July 1996 through December 2005, with substantially all these corrections relating to options granted prior to December 31, 2003. In addition to measurement date corrections, management also identified instances where we incorrectly accounted for certain option grants that were modified after the grant date.

A key finding of the Special Committee report was that there were deficiencies with the process by which options were granted at CNET Networks, including in some instances the backdating of option grants during the period from CNET Networks initial public offering in 1996 through at least 2003, which resulted in accounting errors. The Special Committee report stated that a number of executives of the Company, including the former CFO and the recently resigned CEO, General Counsel, and Senior Vice President of Human Resources, bear varying degrees of responsibility for the deficiencies in the process by which options were granted. The Special Committee did not conclude that any current employees or recently resigned employees of the Company engaged in intentional wrongdoing.

Our corrections resulted in additional stock compensation expense of $105.7 million for the years ended December 31, 1996 through December 31, 2005. As of December 31, 2005, the remaining unamortized deferred stock compensation related to the errors identified during our review was approximately $2.9 million.

Approach

The following describes the methodology and evaluation process used by management in determining the appropriate measurement date for various option grants and reviewing modifications to determine if they were appropriately accounted for at the date of modification.

Improper Measurement Dates

The measurement date is the date on which the option is deemed granted under applicable accounting principles, which for all relevant periods was APB 25, and is the first date on which all of the following are known: (1) the individual who is entitled to receive the option grant; (2) the number of options that an individual is entitled to receive; and (3) the option’s exercise price.

Objective Evidence.

In determining the appropriate measurement date of an option grant, we considered meeting minutes of the Compensation Committee or Board of Directors, and/or Unanimous Written Consents (“UWCs”) of the Compensation Committee, in addition to the following data:

•	reports on Form 4 filed with the SEC;

•	contemporaneous emails;

•	personnel files;

•	payroll records; and

•	various records maintained by our Human Resources department.

In instances where a combination of the data outlined above was available, we were able to determine a more appropriate measurement date using clear and objective data. Based on an evaluation of this data, we concluded that the measurement date for certain grants was actually subsequent to the stated grant date, resulting in new measurement dates for the related options. Sufficient objective evidence was generally available for most of our annual incentive grants, grants to new employees, certain promotion grants and grants to members of our Board of Directors. Total stock compensation expense recognized based on objective evidence of a more appropriate measurement date was $84.0 million of the total $95.9 million of compensation expense recognized related to improper measurement dates.

Subjective Evidence

For certain grants there was not a sufficient combination of objective evidence to support the original measurement date or determine the precise date when the number of options and exercise price were finalized. The majority of grants in this category were options granted in connection with promotions for the years 1996 to 2001, one company-wide grant and one grant to a former executive. Sufficient objective evidence was available for options granted in connection with stock options granted from 2002 onwards to allow us to determine the appropriate measurement dates. In order to ensure that we reviewed an appropriate amount of promotion grants, management reviewed all promotion grants made during 1998 and 1999 as all of these grants were referenced in UWCs, and all promotion grants in 1996, 1997, 2000 and 2001 for which 100,000 or more options were granted on a single day.

For grants where there was not a sufficient combination of objective evidence to support the original measurement date or to determine the precise date when the number of options and exercise price were finalized, management considered all available relevant information to form a reasonable conclusion as to the most likely measurement date for these grants, and when there was no evidence to indicate one date was more likely the true measurement date, we calculated compensation expense utilizing the median closing price of the stock over the likely period in which the measurement date occurred. We believe that the use of the median closing price gives a more reasonable approximation of the compensation expense related to these options than the amount calculated using either the high or the low closing price during the period as there is no evidence to indicate that either the date on which the high or the low closing price occurred was a better indication of the true measurement date.

The paragraphs below describe the methodology when subjective evidence was used to determine the measurement date for options which fell into the categories described above.

Dates with 100,000 or more promotion grants

Our review of all promotion grants of 100,000 or more options on a single day for all periods from 1996 to 2001 resulted in our review of nine option grant dates on which a total of 2.4 million options were granted.

For all promotion grants reviewed from 1996 to 2001 where sufficient objective evidence existed to support a measurement date, we used a combination of meeting minutes, UWCs and contemporaneous emails to determine that the average period between the original grant date and the corrected or revised measurement date was approximately 90 days. Using this 90-day average period, management reviewed alternative measurement dates for grant dates with 100,000 or more promotion grants utilizing measurement dates that corresponded to either the low, median or high closing price over the 90-day average promotion approval period. These alternatives resulted in stock compensation expense in the range of $41,000, $2.4 million to $5.8 million for the low, median or high closing prices, respectively. Selecting the median price resulted in total stock compensation expense associated with these grants of $2.4 million.

1998 and 1999 Promotion Grants

For promotion grants in 1998 and 1999 we were able to find more evidence to support measurement dates than available for the promotion grants in 1996, 1997, 2000 and 2001. In 1998 and 1999, we periodically sent UWCs to the members of the Compensation Committee of our Board of Directors for the purpose of authorizing a total of 1.1 million options (excluding the grant to one executive described below). In all but one instance, the final approval date of the UWCs could not be determined although there was evidence to support when the UWCs were distributed to the Compensation Committee members. Based on the fact that we found evidence that both Compensation Committee members returned one UWC within three days during this time frame, and the Directors were located close to our headquarters, we have no reason to believe the Compensation Committee members were not timely in returning UWCs. For purposes of calculating compensation expense related to these options, we determined that a seven day time period was a reasonable estimate of when UWCs would be returned. We evaluated our low, median and high closing stock prices over a seven day time period after the date of the cover letter for the UWCs. These alternatives resulted in stock compensation in the range of $5.7 million, $6.0 million to $7.2 million for the low, median or high closing prices, respectively. Selecting the median price resulted in total stock compensation expense associated with these grants of $6.0 million.

Other Grants

For one company-wide grant of 1.9 million options and one grant to a former executive of 128,000 options, there was not sufficient objective evidence to support the original measurement date or to determine a precise measurement date for either grant. Using a combination of UWCs, meeting minutes and contemporaneous emails we were able to determine the likely periods during which the measurement date occurred. In determining the intrinsic value for these grants management reviewed alternatives utilizing measurement dates that corresponded to either the low, median or high closing price during the likely periods in which the measurement date occurred. These alternatives resulted in stock compensation expense in the range of $2.8 million, $3.5 million to $4.2 million for the low, median or high closing prices, respectively. Selecting the median price resulted in total stock compensation expense associated with these grants of $3.5 million.

We believe the methodology we selected for each affected option grant was the most appropriate in the absence of sufficient objective data for these grants. In selecting the most appropriate methodologies, we also noted that the selection of the other alternatives considered would not have had a significant impact on our operating income (loss) in comparison to the alternative selected.

Modifications

Our review identified various option modifications which generally related to accelerated vesting of certain option grants at the time of an employee’s termination and to extensions of the time period to exercise grants following termination. In certain instances where these changes were made, we did not treat the change as a modification, which requires a new measurement date.

Total additional stock compensation expense recorded in connection with option modifications was $10.5 million. Of this charge, $9.9 million relates to the modification of a grant made to an employee who left CNET Networks in November 2000.

Other Adjustments and Reclassifications in our Restated Financial Statements

Other Adjustments

In connection with the restatement, we made certain additional adjustments in our historical consolidated financial statements that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered by management to be material to our consolidated financial statements. These adjustments consisted of reclassifications of certain foreign transactional taxes on our consolidated statements of operations and other tax reclassifications on our consolidated balance sheets; and other adjustments to operating expenses for previously known errors and corrections to our provision for income tax resulting from computational errors. These adjustments resulted in reductions to previously reported income before income taxes of $1.7 million and $0.6 million for the years ended December 31, 2005 and 2004, respectively, and in reductions to previously reported loss before income taxes of $0.2 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively. The net effect of these adjustments on loss before income taxes for the year ended December 31, 2001 was negligible.

Reclassification of Foreign Transactional Tax

In 2005, 2004, 2003, 2002 and 2001 we erroneously recorded a transactional tax in a foreign jurisdiction as a reduction of revenues. As part of this restatement, we are reclassifying these charges from revenues to sales and marketing expense. As a result of these reclassifications, our restated revenues increased by $1.3 million, $0.9 million, $0.7 million, $0.7 million and $0.5 million for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively, representing an increase to revenues of less than one-half of one percent for each period. There was no impact on cash or accounts receivable for any period.

Income Tax Adjustments

Income tax expense (benefit) changes resulted primarily from the correction of computational errors and certain reclassifications. We have adjusted previously recognized income tax benefits and net operating loss carryforwards as a result of certain stock options that were granted to certain executive officers with exercise prices that were less than the fair market value of our common stock on the actual date of grant, and therefore, did not qualify as deductible performance-based compensation in accordance with Internal Revenue Code section 162(m), or IRC 162(m). These adjustments were not material to either reported tax expense (benefit) or to net operating loss carryforwards.

The following table sets forth the impact of the non-cash charges for stock compensation expense and other adjustments, income tax adjustments and reclassifications on our historical statements of operations for each of the three years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,
	2005			2004			2003
	(in thousands, except per share data )
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenues:
Interactive	$324,107	$396	$324,503	$256,245	$47	$256,292	$196,990	$(11)	$196,979
Publishing	28,844	862	29,706	34,911	764	35,675	49,250	639	49,889

Total revenues	352,951	1,258	354,209	291,156	811	291,967	246,240	628	246,868

Operating expenses:
Cost of revenues (1)	161,462	2,028	163,490	144,312	2,591	146,903	138,305	2,114	140,419
Sales and marketing (1)	79,136	2,954	82,090	73,268	1,911	75,179	68,827	1,657	70,484
General and administrative (1)	44,097	4,119	48,216	38,105	5,698	43,803	36,272	4,950	41,222
Depreciation	16,971	360	17,331	19,432	172	19,604	17,348	403	17,751
Amortization of intangible assets	10,001	73	10,074	5,895	82	5,977	6,304	7	6,311
Asset impairment	1,829	—	1,829	—	—	—	—	—	—
Goodwill impairments	10,068	360	10,428	8,931	—	8,931	—	—	—

Total operating expenses	323,564	9,894	333,458	289,943	10,454	300,397	267,056	9,131	276,187

Operating income (loss)	29,387	(8,636)	20,751	1,213	(9,643)	(8,430)	(20,816)	(8,503)	(29,319)

Non-operating income (expense):
Realized gains on sales of investment	1,913	—	1,913	16,605	—	16,605	—	—	—
Impairment of privately held investments	(2,083)	—	(2,083)	(1,753)	—	(1,753)	—	—	—
Interest income	1,989	—	1,989	1,872	—	1,872	2,205	—	2,205
Interest expense	(3,086)	—	(3,086)	(6,149)	—	(6,149)	(6,932)	203	(6,729)
Other, net	(179)	198	19	(136)	(253)	(389)	(87)	253	166

Total non-operating income (expense)	(1,446)	198	(1,248)	10,439	(253)	10,186	(4,814)	456	(4,358)

Income (loss) before income taxes	27,941	(8,438)	19,503	11,652	(9,896)	1,756	(25,630)	(8,047)	(33,677)

Income tax expense (benefit)	248	(328)	(80)	(33)	(50)	(83)	660	(501)	159

Net income (loss)	$27,693	$(8,110)	$19,583	$11,685	$(9,846)	$1,839	$(26,290)	$(7,546)	$(33,836)

Basic net income (loss) per share	$0.19	$(0.06)	$0.13	$0.08	$(0.07)	$0.01	$(0.19)	$(0.05)	$(0.24)

Diluted net income (loss) per share	$0.18	$(0.05)	$0.13	$0.08	$(0.07)	$0.01	$(0.19)	$(0.05)	$(0.24)

Shares used in calculating basic net income (loss) per share	146,063	(33)	146,030	143,290	(1,128)	142,162	140,235	(1,108)	139,127

Shares used in calculating diluted net income (loss) per share	153,120	(505)	152,615	150,314	(2,297)	148,017	140,234	(1,107)	139,127

(1)	Stock compensation expense included in our restated statements of operations are as follows:

(in thousands)	Year Ended December 31,
	2005	2004	2003
Cost of revenues	$1,664	$2,431	$2,304
Sales and marketing	743	988	1,016
General and administrative	3,937	5,572	4,826

	$6,344	$8,991	$8,146

The following table sets forth the impact of the non-cash charges for stock compensation expense and other adjustments and reclassifications on our consolidated balance sheets as of December 31, 2005 and 2004:

(in thousands, except per share data)	December 31,
	2005			2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

ASSETS
Current assets:
Cash and cash equivalents	$55,895	$—	$55,895	$29,560	$—	$29,560
Investments in marketable debt securities	41,591	—	41,591	22,193	—	22,193
Accounts receivable, net	85,312	—	85,312	66,712	—	66,712
Other current assets	13,299	1,038	14,337	15,155	—	15,155

Total current assets	196,097	1,038	197,135	133,620	—	133,620

Restricted cash	2,248	—	2,248	19,774	—	19,774
Investments in marketable debt securities	12,432	—	12,432	22,199	—	22,199
Property and equipment, net	56,891	874	57,765	48,989	1,221	50,210
Other assets	18,465	483	18,948	21,722	—	21,722
Intangible assets, net	37,113	267	37,380	34,756	340	35,096
Goodwill	131,694	(2,036)	129,658	126,287	(429)	125,858

Total assets	$454,940	$626	$455,566	$407,347	$1,132	$408,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,330	$—	$8,330	$6,903	$—	$6,903
Revolving credit facility	—	—	—	5,000	—	5,000
Accrued liabilities	50,887	1,253	52,140	61,992	(206)	61,786
Current portion of long-term debt	2,652	—	2,652	4,007	—	4,007

Total current liabilities	61,869	1,253	63,122	77,902	(206)	77,696
Non-current liabilities:
Long-term debt	139,114	—	139,114	135,614	—	135,614
Other liabilities	794	—	794	252	—	252

Total liabilities	201,777	1,253	203,030	213,768	(206)	213,562
Stockholders’ equity:
Common stock; $0.0001 par value; 400,000 shares authorized; 148,685 outstanding at December 31, 2005 and 143,328 outstanding at December 31, 2004	15	—	15	14	—	14
Additional paid-in-capital	2,752,208	104,967	2,857,175	2,719,576	104,411	2,823,987
Deferred stock compensation	—	(2,871)	(2,871)	—	(8,460)	(8,460)
Accumulated other comprehensive loss	(13,394)	—	(13,394)	(12,652)	—	(12,652)
Treasury stock, at cost, 1,510 shares at December 31, 2005 and 1,128 at December 31, 2004	(30,453)	—	(30,453)	(30,453)	—	(30,453)
Accumulated deficit	(2,455,213)	(102,723)	(2,557,936)	(2,482,906)	(94,613)	(2,577,519)

Total stockholders’ equity	253,163	(627)	252,536	193,579	1,338	194,917

Total liabilities and stockholders’ equity	$454,940	$626	$455,566	$407,347	$1,132	$408,479

Our consolidated statements of stockholders’ equity have been restated to reflect the impact of the restatement adjustments on the consolidated stockholders’ equity amounts shown above.

The non-cash charges for stock compensation expense and other adjustments, income tax adjustments and reclassifications had no impact on our cash balances. The following table sets forth the revised presentation resulting from the non-cash charges for stock compensation expense and adjustments and reclassifications on our consolidated statements of cash flows for each of the years in the three years ended December 31, 2005.

(In thousands)	Year Ended December 31
	2005			2004			2003
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net income (loss)	$27,693	$(8,110)	$19,583	$11,685	$(9,846)	$1,839	$(26,290)	$(7,546)	$(33,836)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,972	433	27,405	25,327	254	25,581	23,652	410	24,062
Asset impairments	11,897	360	12,257	8,931	—	8,931	—	—	—
Asset disposals	133	—	133	433		433	(247)	—	(247)
Deferred taxes	—	159	159	153	—	153	—	—	—
Noncash interest	290	—	290	733	—	733	831	—	831
Loss on debt retirement	—		—	950	—	950	—	—	—
Noncash stock compensation	—	6,344	6,344	—	8,991	8,991	53	8,146	8,199
Provision for doubtful accounts	1,769	—	1,769	3,513	—	3,513	2,579	—	2,579
Gain on sale of privately held investments	(1,913)	—	(1,913)	(16,605)	—	(16,605)	(10)	—	(10)
Impairment of privately held investments	2,083	—	2,083	1,753	—	1,753	—	—	—
Equity in losses of investees	382	(382)	—	—	—	—	—	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(19,958)	—	(19,958)	(14,463)	—	(14,463)	(902)	—	(902)
Other assets	1,604	(263)	1,341	(2,453)	78	(2,375)	3,360	—	3,360
Accounts payable	1,415	—	1,415	(1,875)	(78)	(1,953)	2,195	—	2,195
Accrued liabilities	(7,329)	(291)	(7,620)	(5,384)	462	(4,922)	(11,166)	(807)	(11,973)
Other liabilities	(60)	—	(60)	(1,575)	—	(1,575)	(983)	—	(983)

Net cash provided by (used in) operating activities	44,978	(1,750)	43,228	11,123	(139)	10,984	(6,928)	203	(6,725)

Cash flows from investing activities:
Purchase of marketable debt securities	(58,803)	—	(58,803)	(40,108)	—	(40,108)	(51,875)	—	(51,875)
Proceeds from sale of marketable debt securities	54,049	(5,000)	49,049	47,522	—	47,522	81,389	—	81,389
Proceeds from sale of privately held companies	1,913	—	1,913	18,022	—	18,022	—	—	—
Investments in privately held companies	(1,934)	—	(1,934)	(2,600)	—	(2,600)	—	—	—
Proceeds from asset sales	—	—	—	—	—	—	247	—	247
Release of restricted funds	12,526	5,000	17,526	—	—	—	—	—	—
Cash paid for acquisitions, net of cash acquired	(25,105)	—	(25,105)	(75,635)	—	(75,635)	(2,938)	—	(2,938)
Capital expenditures	(25,109)	1,750	(23,359)	(14,214)	(125)	(14,339)	(11,694)	61	(11,633)

Net cash provided by (used in) investing activities	(42,463)	1,750	(40,713)	(67,013)	(125)	(67,138)	15,129	61	15,190

Cash flows from financing activities:
Payments received on stockholders‘ notes	—			137	—	137	260	—	260
Net proceeds from employee stock purchase plan	1,266	—	1,266	1,032	—	1,032	652	—	652
Net proceeds from exercise of stock options	29,417	—	29,417	8,874	—	8,874	9,496	—	9,496
Proceeds from borrowings on revolving credit facility	—	—	—	5,000	—	5,000	—	—	—
Proceeds from borrowings	—	—	—	120,800	—	120,800	—	—	—
Principal payments on capital leases, borrowings and debt retirement	(5,873)	—	(5,873)	(114,032)	—	(114,032)	(536)	—	(536)

Net cash provided by financing activities	24,810	—	24,810	21,811	—	21,811	9,872	—	9,872

Net increase (decrease) in cash and cash equivalents	27,325		27,325	(34,079)	(264)	(34,343)	18,073	264	18,337
Effect of exchange rate differences on cash and cash equivalents	(990)	—	(990)	(2,274)	264	(2,010)	641	(264)	377
Cash and cash equivalents at the beginning of the period	29,560	—	29,560	65,913	—	65,913	47,199	—	47,199

Cash and cash equivalents at the end of the period	$55,895	$—	$55,895	$29,560	$—	$29,560	$65,913	$—	$65,913

Supplemental disclosure of cash flow information:
Interest paid	$2,253	—	$2,253	$5,470	—	$5,470	$5,786	—	$5,786
Taxes paid (refunded)	$2,993	—	$2,993	$1,802	—	$1,802	$(8,612)	—	$(8,612)
Supplemental disclosure of noncash transactions:
Issuance of common stock for acquisitions	$1,956	—	$1,956	$500	—	$500	$—	—	$—
Issuance of note payable for acquisitions	$3,500	—	$3,500	$10,000	—	$10,000	$—	—	$—

The following table sets forth the impact of the non-cash charges for stock compensation expense and the other adjustments and reclassifications on our historical statements of operations for each of the years ended December 31, 2002 and 2001.

	Year Ended December 31,
	2002			2001
	(in thousands , except per share data )
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenues:
Interactive	$183,313	$681	$183,994	$241,199	$461	$241,660
Publishing	53,644	—	53,644	44,606	—	44,606

Total revenues	236,957	681	237,638	285,805	461	286,266

Operating expenses:
Cost of revenues	146,697	8,744	155,441	178,085	6,506	184,591
Sales and marketing	76,080	5,628	81,708	129,542	3,688	133,230
General and administrative	44,585	9,054	53,639	67,284	8,906	76,190
Depreciation	25,749	—	25,749	24,417	—	24,417
Amortization of intangible assets	34,655	—	34,655	678,602	—	678,602
Asset impairments	290,505	—	290,505	1,075,000	—	1,075,000

Total operating expenses	618,271	23,426	641,697	2,152,930	19,100	2,172,030

Operating loss	(381,314)	(22,745)	(404,059)	(1,867,125)	(18,639)	(1,885,764)

Non-operating income (expense):
Realized gains on sales of investments	2,881	—	2,881	9,547	—	9,547
Realized losses on sales of investments	(123)	—	(123)	(8,553)	—	(8,553)
Realized loss on impairment of public investments	(154)	—	(154)	(26,866)	—	(26,866)
Impairment of privately held investments	(15,395)	—	(15,395)	(148,389)	—	(148,389)
Interest income	4,920	—	4,920	11,924	—	11,924
Interest expense	(10,289)	531	(9,758)	(15,615)	255	(15,360)
Other	18,596	—	18,596	(13,418)	—	(13,418)

Total non-operating income (expense)	436	531	967	(191,370)	255	(191,115)

Loss before income taxes	(380,878)	(22,214)	(403,092)	(2,058,495)	(18,384)	(2,076,879)

Income tax benefit	(20,293)	(239)	(20,532)	(69,007)	(801)	(69,808)

Net loss	$(360,585)	$(21,975)	$(382,560)	$(1,989,488)	$(17,583)	$(2,007,071)

Basic and diluted net loss per share	$(2.60)	$(0.18)	$(2.78)	$(14.52)	$(0.24)	$(14.76)

Shares used in calculating basic and diluted loss per share	138,850	(1,107)	137,743	137,063	(1,102)	135,961

Overview

CNET Networks is a worldwide media company and creator of authentic brand experiences in multiple categories. We operate industry leading websites, each with its own distinct brand, in four content categories: technology, games and entertainment, business and community.

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

We evaluate our revenues according to the classifications listed above. We classify our marketing services revenues and licensing, fees and user revenues as interactive revenues and our publishing revenues as publishing revenues on our consolidated statements of operations. Revenues for the past three years for these categories are as follows:

(in thousands)	Year Ended December 31,
	2005	2004	2003
	(as restated)	(as restated)	(as restated)
Revenues:
Marketing services	$284,135	$223,530	$169,476
Licensing, fees and users	40,368	32,762	27,503

Interactive	324,503	256,292	196,979
Publishing	29,706	35,675	49,889

	$354,209	$291,967	$246,868

As a Percentage of Revenues:
Marketing Services	81%	77%	69%
Licensing, fees and users	11%	11%	11%

Interactive	92%	88%	80%
Publishing	8%	12%	20%

	100%	100%	100%

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

Operating expenses included in our operating income (loss) before depreciation, amortization, asset impairments and stock compensation expense consist of cost of revenues, sales and marketing and general and administrative costs, which are primarily cash related expense activities. The majority of our cash related expenses are costs associated with employee compensation, benefits and facilities, which represented approximately 56% of our total operating expenses in 2005. Non-cash related expenses consist of depreciation, amortization of intangible assets asset impairment and stock compensation expense and are included in our operating income (loss).

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

We evaluate our financial performance primarily on the following key measurements:

•	Revenues

•	Operating income (loss)

•	Net income (loss) and earnings (loss) per share

We evaluate our liquidity primarily on the following key measurements:

•	Operating income (loss) before depreciation, amortization, asset impairment and stock compensation expense

•	Net cash provided by (used in) operating activities

•	Free cash flow

2005 Results

In 2005, we continued to expand our offerings both domestically and internationally, with new products, partnerships and acquisitions. We continued to drive revenue growth through our combined efforts of extending our relationships with our traditional advertisers and gaining more share of spending from general consumer advertisers. We experienced growth and expansion in our overall product offerings, customer base and audience within our existing categories and from new content categories. Examples of new properties include TV.com, PCHome, and CNET in the UK and France.

In 2005, we were able to achieve revenue growth that exceeded the growth in operating expenses, which allowed us to meet our 2005 goal of over 50 percent year-over-year incremental margin. We define incremental margin as the percentage of new revenue dollars that flow to operating income before depreciation, amortization, asset impairment and stock compensation expense as compared to the previous year.

As shown in the table below, we had operating income of $20.8 million for the year ended December 31, 2005, and we incurred an operating loss of $8.4 million and $29.3 million for the years ended December 31, 2004 and 2003, respectively. We had operating income before depreciation, amortization, asset impairment and stock compensation expense of $66.8 million, $35.1 million and $2.9 million in 2005, 2004 and 2003, respectively. Our net income and net income per diluted share for the years ended December 31, 2005 and 2004 was $19.6 million, or $0.13 per share, and $1.8 million, or $0.01 per share, respectively. Our net loss and net loss per share for the year ended December 31, 2003 was $33.8 million, or $0.24 per share.

	Year Ended December 31,
(in thousands, except per share data)	2005	2004	2003
	(as restated)	(as restated)	(as restated)
Operating income (loss)	$20,751	$(8,430)	$(29,319)

Stock compensation expense	6,344	8,991	8,146
Depreciation	17,331	19,604	17,751
Amortization of intangible assets	10,074	5,977	6,311
Asset impairments	12,257	8,931	—

Operating income before depreciation, amortization, asset impairment and stock compensation expense	$66,757	$35,073	$2,889

Net income (loss)	$19,583	$1,839	$(33,836)

Net income (loss) per diluted share	$0.13	$0.01	$(0.24)

We believe that “operating income before depreciation, amortization, asset impairment and stock compensation expense” is useful to management and investors as a supplement to our GAAP (accounting principles generally accepted in the United States) financial measures for evaluating the ability of the business to generate cash from operations. Depreciation and amortization are non-cash items and include within them amounts related to past transactions and expenditures that are not necessarily reflective of the current cash or capital requirements of the business. Asset impairment and stock compensation expense are a non-cash items that do not reflect upon the ability of the business to generate cash from operations.

Management refers to “operating income before depreciation, amortization, asset impairment and stock compensation expense” in making operating decisions and for planning and compensation purposes. A limitation associated with this measure is that it does not reflect the costs of certain capitalized tangible and intangible assets used in generating revenue. Management compensates for these limitations by relying primarily on our GAAP financial measures, such as capital expenditures, and using “operating income before depreciation, amortization, asset impairment and stock compensation expense” only on a supplemental basis. Although depreciation and amortization are non-cash charges, the capitalized assets being depreciated and amortized will often have to be replaced in the future, and “operating income before depreciation, amortization, asset impairment and stock compensation expense” does not reflect any cash requirements for such replacements. Similarly, our stock compensation reduces deferred compensation expense, a component of our stockholders’ equity, which has no impact on current or future cash. This measure also does not take into account interest expense, or the cash requirements necessary to service interest or principal payments on our debt. Nor does the measure reflect changes in, or cash requirements for, our working capital needs. “Operating income before depreciation, amortization, asset impairment and stock compensation expense” should be considered in addition to, and not as a substitute for, other measures of financial performance prepared in accordance with GAAP.

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

We will begin to recognize expenses for stock options in 2006 under the modified prospective method with the implementation of Financial Accounting Standards Board Statement 123R, “Share-Based Payments”. Compensation cost for all employee share-based payments in 2006 is expected to be between $22.0 million and $24.0 million after the adoption of Statement 123R. However, these amounts may vary with the level of equity awards and the grant-date value of those awards.

On February 6, 2006, we announced the sale of our Computer Shopper magazine business to SX2Media Labs LLC. The transaction was effective February 2, 2006. Computer Shopper magazine generated $16.2 million of revenue in 2005 and contributed $1.8 million of operating income excluding depreciation and amortization. The finalization of the accounting for the sale of the Computer Shopper magazine resulted in a gain on sale of $0.8 million in the first quarter of 2006.

Annual Results of Operations

Year Ended December 31, 2005 vs. Year Ended December 31, 2004

Revenues

Total Revenues

Total revenues were $354.2 million and $292.0 million for the years ended December 31, 2005 and 2004, respectively. Total revenues increased approximately 21% in 2005 due to an increase in interactive revenues, which were comprised of marketing services revenues and licensing, fees and users revenues. Publishing revenues decreased in 2005 as compared to 2004.

For the year ended December 31, 2005, approximately $12.8 million of our revenues were derived from barter transactions compared to $12.3 million for the year ended December 31, 2004, whereby we delivered marketing services in exchange for marketing services of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements delivered.

Marketing Services Revenues

Marketing services revenues were $284.1 million and $223.5 million and represented 81% and 77% of total revenues in 2005 and 2004, respectively. The increase in marketing services revenues of $60.6 million, or 27%, in 2005 compared to the prior year was due primarily to an increase in marketing spending by our customers, as well as the addition of new customers, and reflects growth in our content areas with significant growth in games and entertainment and technology.

Licensing, Fees and Users Revenues

Licensing, fees and users revenues were $40.4 million and $32.8 million for 2005 and 2004, respectively, and represented 11% of total revenues for both years. The increase in our licensing, fees and users revenues of $7.6 million, or 23%, was primarily due to increased sales from our CNET Channel data licensing business.

Publishing Revenues

Publishing revenues were $29.7 million and $35.7 million and represented 8% and 12% of total revenues in 2005 and 2004, respectively. The 17% decrease in publishing revenues in 2005 was primarily due to lower advertising revenues in the current year period as compared to last year as we continued to see a shift in media consumption away from publishing.

Operating Expenses

(in thousands)	Year Ended December 31,
	2005			2004
	Operating Expense	Noncash expense	Cash expense	Operating Expense	Noncash expense	Cash expense
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Operating expenses:
Cost of revenues	$163,490	$1,664	$161,826	$146,903	$2,431	$144,472
Sales and marketing	82,090	743	81,347	75,179	988	74,191
General and administrative	48,216	3,937	44,279	43,803	5,572	38,231
Depreciation	17,331	17,331	—	19,604	19,604	—
Amortization	10,074	10,074	—	5,977	5,977	—
Asset impairments	12,257	12,257	—	8,931	8,931	—

Total operating expenses	$333,458	$46,006	$287,452	$300,397	$43,503	$256,894

Cost of Revenues, Sales and Marketing, General and Administrative

We refer to cost of revenues, sales and marketing, and general and administrative expenses (excluding non-cash stock compensation expense) as “cash related expenses”. We incurred cash related expenses in aggregate of $287.5 million and $256.9 million for the years ended December 31, 2005 and 2004, respectively. The majority of our cash related expenses are costs associated with employee compensation, benefits and facilities, which represented approximately 56% and 55% of our total cash related expenses in 2005 and 2004, respectively. The total increase in cash related expenses was $30.6 million, or 12%. The increase related primarily to an increase in compensation and benefits as our average headcount increased by approximately 16% from 2004 to 2005. Approximately 34% of the increase in average headcount was due to our PCHome acquisition in China.

Non-cash stock compensation expense was $6.3 million and $9.0 million for the years ended December 31, 2005 and 2004, respectively. Non-cash stock compensation expense included in cost of revenues was $1.7 million and $2.4 million, in sales and marketing was $0.7 million and $1.0 million, and in general and administrative was $3.9 million and $5.6 million for the years ended December 31, 2005 and 2004, respectively.

Depreciation and Amortization

Depreciation expense was $17.3 million and $19.6 million in 2005 and 2004, respectively. The decrease in 2005 was due to a charge of $3.5 million in 2004 included in depreciation expense related to buildings and fixed assets in Switzerland, which were written down to their estimated fair value.

Intangible assets amortization expense was $10.1 million and $6.0 million for the years ended December 31, 2005 and 2004, respectively. The increase is primarily due to intangible assets acquired through the PCHome and HeyPix acquisitions during 2005, and the acquisition of Webshots in the latter half of 2004.

Asset Impairment

During 2005, as the trend of migration of advertising spending from print to online continued, the reduction in forecasted revenues of Computer Shopper resulted in a decrease in the estimated future cash flows of the reporting unit. The Computer Shopper reporting unit is a print publishing business within the U.S. Media segment. The results of the August 31, 2005 impairment test indicated the carrying value of goodwill for the Computer Shopper reporting unit exceeded its implied fair value, and an impairment charge was required. On February 2, 2006, we agreed to sell the Computer Shopper magazine. The sale price indicated that at December 31, 2005, the carrying value of the reporting unit was in excess of the fair value and an additional impairment charge was required. As a result, impairment charges of $10.7 million were recorded for the year, of which $10.4 million related to goodwill and $0.3 million to intangible assets. During the fourth quarter of 2004, a reassessment of the carrying value of the Computer Shopper reporting unit was performed based on a revised forecast of 2005 revenues for this business resulting from a projected decline of advertising spending on technology publications. Based on the evaluation performed, the carrying value of goodwill was reduced and an impairment charge of $8.9 million was recognized.

Additionally in 2005, a charge of $1.6 million was taken related to an asset held for sale, which consists of a building we own in Switzerland. This asset was written down to its estimated fair value based on current market data.

Non-operating Income and Expense

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

Income Taxes

Effective tax rates for the year ended December 31, 2005 was a benefit of 0.4% and for the year ended December 31, 2004 was a benefit of 4.7%. The income tax benefits recorded in 2005 and 2004 were mostly the result of the reversal of accrued tax contingencies.

At December 31, 2005, CNET Networks had U.S. federal net operating losses of $434.7 million. These losses may be subject to limitations on their utilization due to change in ownership and will expire in varying amounts beginning in 2010 through 2025. We also have California state net operating losses of $133.2 million, which losses may also be subject to limitation on their utilization due to change in ownership and will expire in varying amounts beginning in 2006 through 2015. We also have cumulative foreign net operating losses of $79.3 million. Operating losses generated in 2005 were primarily related to amortization of intangible assets, losses from operations and deductions related to employee stock option exercises. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and accordingly, a full valuation allowance has been provided against gross deferred tax assets.

Net Income

We recorded net income of $19.6 million or $0.13 per basic and diluted share for the year ended December 31, 2005 compared to net income of $1.8 million or $0.01 per basic and diluted share for the year ended December 31, 2004. The increase in the current year net income as compared to the prior year was due primarily to an increase in operating income with an increase in revenues of $62.2 million offset by an increase in operating costs of $33.1 million.

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

For the year ended December 31, 2005, the U.S. Media segment cash related expenses were 78% of revenues compared to 84% in 2004, and the International Media segment cash related expenses were 97% of revenues compared to 103% in 2004. Revenues are increasing at a rate greater than operating expenses primarily as an effect of productivity improvements resulting in an increase in operating margins.

International media operating margins are currently lower than those of our U.S. Media operations due to the earlier stage of development of the online advertising markets in the countries in which we do business.

Year Ended December 31, 2004 vs. Year Ended December 31, 2003

Revenues

Total Revenues

Total revenues were $292.0 million and $246.9 million for the years ended December 31, 2004 and 2003, respectively. Total revenues increased approximately 18% in 2004 due to an increase in interactive revenues, which were comprised of marketing services revenues and licensing, fees and users revenues. Publishing revenues decreased in 2004 as compared to 2003.

For the year ended December 31, 2004, approximately $12.3 million of our revenues were derived from barter transactions compared to $11.7 million for the year ended December 31, 2003, whereby we delivered marketing services in exchange for marketing services of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements delivered.

Marketing Services Revenues

Marketing services revenues were $223.5 million and $169.5 million and represented 77% and 69% of total revenues in 2004 and 2003, respectively. The increase in marketing services revenues of $54.0 million, or 32%, in 2004 compared to the prior year was due primarily to an increase in marketing spending by our customers and reflects strong growth from our technology and games and entertainment content areas, as well as growth in paid search and international media. The increase in marketing services revenue is attributable not only to growth in categories where we have traditionally seen demand, such as computing, consumer electronics and games, but also modest contributions from new categories of advertisers in sectors such as financial services, automotive manufacturers, retailers, and consumer packaged goods, reflecting our expansion of content offerings in the areas of technology and games and entertainment.

Licensing, Fees and Users Revenues

Licensing, fees and users revenues were $32.8 million and $27.5 million for 2004 and 2003, respectively, and represented 11% of total revenues for both years. The increase in our licensing, fees and users revenues of $5.3 million, or 19%, was primarily due to increased sales of our Channel Services products and to new products and services from acquired businesses, primarily Webshots.

Publishing Revenues

Publishing revenues were $35.7 million and $49.9 million and represented 12% and 20% of total revenues in 2004 and 2003, respectively. The 28% decrease in publishing revenues in 2004 was primarily due to lower custom publishing revenues resulting from a decrease in our custom publishing arrangements with Gateway, Inc.

Operating Expenses

(in thousands)	Year Ended December 31,
	2004			2003(1)
	Operating Expense	Noncash expense	Cash expense	Operating Expense	Noncash expense	Cash expense
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Operating expenses:
Cost of revenues	$146,903	$2,431	$144,472	$140,419	$2,304	$138,115
Sales and marketing	75,179	988	74,191	70,484	1,016	69,468
General and administrative	43,803	5,572	38,321	41,222	4,826	36,396
Depreciation	19,604	19,604	—	17,751	17,751	—
Amortization	5,977	5,977	—	6,311	6,311	—
Asset impairments	8,931	8,931	—	—	—	—

Total operating expenses	$300,397	$43,503	$256,894	$276,187	$32,208	$243,979

(1)	Included in 2003 are costs incurred to realign our business around key business categories primarily relating to severance, lease abandonment charges and contract termination costs which we refer to as “realignment expenses”. Realignment expenses included in operating expenses in 2003 were $9.8 million, with $3.9 million in cost of revenues, $0.9 million in sales and marketing and $5.0 million in general and administration.

Cost of Revenues, Sales and Marketing, General and Administrative

We refer to cash related expenses as cost of revenues, sales and marketing, and general and administrative expenses (excluding non-cash stock compensation expense). We incurred cash related expenses in aggregate of $256.9 million and $244.0 million for the years ended December 31, 2004 and 2003, respectively. The majority of our cash related expenses are costs associated with employee compensation, benefits and facilities, which represented over 55% of our total cash related expenses in 2004. The total increase in cash related expenses was $12.9 million; however, cash operating expenses in 2003 included $9.8 million of realignment costs. If these realignment costs are excluded from 2003, the total increase in cash related expenses would have been $22.7 million, or 10%. The increase related primarily to an increase in compensation and benefits as our average headcount increased by approximately 9% from 2003 to 2004. Approximately 40% of the increase in average headcount was due to acquisitions.

Non-cash stock compensation expense was $9.0 million and $8.1 million for the years ended December 31, 2004 and 2003, respectively. Non-cash stock compensation expense included in cost of revenues was $2.4 million and $2.3 million, in sales and marketing was $1.0 million and $1.0 million, and in general and administrative was $5.6 million and $4.8 million for the years ended December 31, 2005 and 2004, respectively.

Depreciation and Amortization

Depreciation expense was $19.6 million and $17.8 million in 2004 and 2003, respectively. The increase in 2004 is primarily due to a charge of $3.5 million in depreciation expense related to buildings and fixed assets in Switzerland, which were written down to their estimated fair value. The operations in Switzerland, which were the headquarters of our Channel Services operations, were transitioned to the United States in the second quarter of 2004. As part of that transition, we no longer require the land and buildings we own in Switzerland, and we are attempting to sell them. We have reclassified the land and building to assets held for sale.

Intangible assets amortization expense was $6.0 million and $6.3 million for the years ended December 31, 2004 and 2003, respectively. We expect that our amortization expense will increase due to intangible assets acquired during 2004.

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

Non-operating Income and Expense

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

Interest expense was primarily incurred on our convertible notes. Interest expense was $6.1 million and $6.7 million for 2004 and 2003, respectively. The decrease in interest expense in 2004 was due to the redemption of our $113.7 million 5% Convertible Subordinated Notes during the second quarter of 2004. The 5% Convertible Subordinated Notes were redeemed with the $125.0 million in proceeds of our 0.75% Senior Convertible Notes offering. Interest expense in 2004 also included $950,000 of deferred debt issuance costs written off upon the redemption of our 5% Notes.

Other

Other for 2004 included a $1.6 million prepayment penalty due to the redemption of our 5% Convertible Subordinated Notes offset by a foreign exchange gain related to fixed assets located in Switzerland that were reclassified to assets held for sale in the first quarter of 2004.

Income Taxes

Effective tax rates for the years ended December 31, 2004 and 2003 was a benefit of 4.7% and 0.5%, respectively. The income tax benefit recorded in 2004 was the result of the reversal of accrued tax contingencies. The income tax expense recorded in 2003 was lower than the statutory rate primarily as a result of the full valuation allowance taken against net operating loss carryforwards.

At December 31, 2004, CNET Networks had net operating losses of $410.9 million. These losses may be subject to limitations on their utilization due to change in ownership and will expire in varying amounts beginning in 2010 through 2024. We also had California state net operating losses of $113.7 million, which losses may also be subject to limitation on their utilization due to change in ownership and will expire in varying amounts beginning in 2006 through 2014. We also had cumulative foreign net operating losses of $120.5 million. Net operating losses generated in 2004 were primarily related to amortization of intangible assets and losses from foreign operations. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and accordingly, a full valuation allowance has been provided against gross deferred tax assets.

Net Income (Loss)

We recorded net income of $1.8 million or $0.01 per basic and diluted share for the year ended December 31, 2004 compared to a net loss of $33.8 million or $0.24 per basic and diluted share for the year ended December 31, 2003. The increase in the current year net income as compared to the prior year was due primarily to an increase in operating income and gains on sales of private investments.

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

Quarterly Results of Operations

The following is a discussion of our restated results of operations for the first, second and third quarters of 2005 as compared to the comparable periods of 2004.

Quarter Ended September 30, 2005 vs. Quarter Ended September 30, 2004

Revenues

Total Revenues. Total revenues were $86.7 million and $70.7 million for the three months ended September 30, 2005 and 2004, respectively. Total revenues increased 23% for the three months ended September 30, 2005 primarily due to growth in our interactive revenues. Publishing revenues decreased by 15% for the three months ended September 30, 2005 as compared to the same period of 2004.

For the three months ended September 30, 2005, approximately $3.3 million of our revenues were derived from barter transactions. For the three months ended September 30, 2004, approximately $2.9 million of our revenues were derived from barter transactions. Barter transactions occur when we deliver marketing services for the marketing services of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements delivered.

Interactive Revenues

Marketing Services Revenues. Marketing services revenues were $68.7 million and $52.6 million for the three months ended September 30, 2005 and 2004, respectively. The increase in marketing services revenues was 31% for the three months ended September 30, 2005 as compared to the same period of the prior year. The increase reflects growth from existing clients, the inclusion of Webshots in 2005, which was acquired in the third quarter of 2004, and the addition of a new set of advertisers in new categories, such as automobiles, consumer packaged goods, movies and music, reflecting our expansion of content offerings in the areas of personal technology and games and entertainment.

Licensing, Fees and Users Revenues. Licensing, fees and user revenues were $10.1 million and $8.8 million for the three-month periods ended September 30, 2005 and 2004, respectively. The 16% increase in the three months ended September 30, 2005 reflects growth due to the inclusion of Webshots in 2005, namely revenue from its Premium Services and photo print and similar product offerings, and from existing operations.

Publishing Revenues. Publishing revenues were $7.9 million and $9.3 million for the three months ended September 30, 2005 and 2004, respectively. The decrease in publishing revenues was primarily due to lower advertising revenues in the 2005 period as compared to the 2004 period as we continued to see a shift in media consumption away from publishing.

Operating Expenses

	Three Months Ended September 30,
(in thousands)	2005	2004
	( as restated)	( as restated)
Operating expenses:
Cost of revenues	$41,036	$37,231
Sales and marketing	20,379	18,480
General and administrative	12,230	9,117
Depreciation	4,493	3,784
Amortization	2,992	1,599
Asset impairment	8,957	—

Total operating expenses	$90,087	$70,211

Cost of Revenues, Sales and Marketing, and General and Administrative. We refer to cash related expenses as cost of revenues, sales and marketing, and general and administrative expenses (excluding non-cash stock compensation expense) as “cash related expenses”. We incurred cash related expenses in aggregate of $71.5 million and $63.7 million for the three months ended September 30, 2005 and 2004, representing approximately 82% and 90% of total revenues, respectively. The majority of our cash related expenses are costs associated with employee compensation, benefits and facilities. Total cash related expenses increased approximately 12% for the three months ended September 30, 2005 when compared to the prior year. This increase related primarily to expanding our workforce to accommodate our revenue growth.

Non-cash stock compensation expense was $2.2 million and $1.1 million for the three months ended September 30, 2005 and 2004, respectively. Non-cash stock compensation expense included in cost of revenues was $0.5 million and $0.6 million, in sales and marketing was $0.2 million and $0.2 million, and in general and administrative was $1.5 million and $0.3 million in the three months ended September 30, 2005 and 2004, respectively.

Depreciation and Intangible Assets Amortization. Depreciation expense was $4.5 million and $3.8 million for the three months ended September 30, 2005 and 2004, respectively. The increase in depreciation was due to an increase capital expenditures.

Intangible assets amortization expense was $3.0 million and $1.6 million for the three months ended September 30, 2005 and 2004, respectively. Our amortization expense increased from the amortization of intangible assets that were acquired during 2004 and the first half of 2005.

Asset Impairment

We performed our annual evaluation of the carrying value of goodwill and other intangibles compared to the fair value of each of our reporting units under the provisions of Statement of Financial Accounting Standards No. 142 as of August 31, 2005. The evaluation was prepared based on our then current and projected performance for the identified reporting units. The fair value of our reporting units was determined using a combination of the cash flow and market comparable approaches. Based on this evaluation, we determined that the fair value exceeded the carrying value of goodwill and other intangible assets for each of our reporting units, except the Computer Shopper reporting unit in which fair value was less than the carrying value as of August 31, 2005. The Computer Shopper reporting unit was a print publishing business within the U.S. Media segment. As the trend of migration of advertising spending from print to online continues, the reduction in forecasted revenues of Computer Shopper resulted in a decrease in the estimated future cash flows of the reporting unit. The results of this impairment test indicated the carrying value of goodwill for the Computer Shopper reporting unit exceeded its implied fair value, and an impairment charge of $7.3 million was recorded, of which $7.1 million related to goodwill and $0.3 million to intangible assets.

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

Additionally, a charge of $1.6 million was taken during the third quarter of 2005 related to an asset held for sale, which consisted of a building we own in Switzerland. Beginning in the first quarter of 2004, CNET Networks began a process of transitioning the operations in Switzerland, which were the headquarters of its Channel Services operations, into its U.S. Media operations. As part of the transition, CNET Networks no longer required the building owned in Switzerland and the building was reclassified to assets held for sale and is included in other current assets. This asset was written down to its estimated fair value based on current market data.

Operating Income (Loss)

We recorded an operating loss of $3.4 million for the three months ended September 30, 2005 and operating income of $0.5 million for the three months ended September 30, 2004. The decrease of $3.9 million in operating income for the three months ended September 30, 2005 as compared to the same period of prior year was due to the asset impairment charge of $8.9 million offset by a 23% increase in revenues less a 12% increase in cash operating expenses.

Non-operating Income and Expense

Non-operating income and expense was an expense of $2.1 million and $0.7 million for the three months ended September 30, 2005 and 2004, respectively.

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

Net Income (Loss)

We recorded a net loss of $5.7 million or $0.04 per basic and diluted share for the three months ended September 30, 2005 compared to a net loss of $0.3 million or $0.00 per basic and diluted share for the three months ended September 30, 2004. The decrease in net income for the three month period ended September 30, 2005 as compared to the same period of prior year was primarily the result of recording asset impairment charges of $8.9 million and a loss on the impairment of privately held investments of $1.9 million. These charges of $10.8 million were offset by an increase in revenues of $16.0 million less an increase in cost of revenues, sales and marketing and general and administrative expenses of $8.8 million. This increase was also offset by the asset impairment charge of $8.9 million.

Segment Revenues and Operating Expenses

For the three months ended September 30, 2005 as compared to the same period of the prior year, revenues increased for both the U.S. Media and International Media segments. The U.S. revenue increase reflects increases from marketing services revenues and licensing, fees and user revenues. The increase in marketing service revenues was due to growth from existing operations and from the Webshots acquisition. The increase in licensing, fees and user revenues was due to the acquisition of Webshots, as well as growth from existing operations. The increase in revenues from the International segment reflects increases from acquisitions, existing operations and exchange rate differences.

For the three months ended September 30, 2005, both business segments had decreased operating costs as a percentage of related revenues as compared to the same period of the prior year. Revenues increased at a rate greater than operating expenses primarily as an effect of financial leverage of our interactive businesses. Our interactive businesses have a higher percentage of fixed costs which allows an increase in operating margins resulting from growth in revenue.

International media operating margins were lower than those of our U.S. Media operations in both periods due to the earlier stage of development of the online advertising markets in the countries in which we then did business.

Quarter Ended June 30, 2005 vs. Quarter Ended June 30, 2004

Revenues

Total Revenues. Total revenues were $84.8 million and $68.4 million for the three months ended June 30, 2005 and 2004, respectively. Total revenues increased 24% for the three months ended June 30, 2005 primarily due to growth in our interactive revenue. Publishing revenues decreased for the three months ended June 30, 2005 as compared to the same period of 2004.

For the three months ended June 30, 2005, approximately $3.2 million of our revenues were derived from barter transactions. For the three months ended June 30, 2004, approximately $3.0 million of our revenues were derived from barter transactions. Barter transactions occur when we deliver marketing services for the marketing services of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements delivered.

Interactive Revenues

Marketing Services Revenues. Marketing services revenues were $67.2 million and $52.7 million and represented 80% and 77% of total revenues for the three months ended June 30, 2005 and 2004, respectively. The increase in marketing services revenues of $14.5 million, or 28% for the three months ended June 30, 2005 as compared to the same period of the prior year reflects growth from existing clients, as well as the inclusion of Webshots in 2005, which was acquired in the third quarter of 2004, and also attracting a new set of advertisers in new categories, such as automobiles, consumer packaged goods, movies and music, reflecting our expansion of content offerings in the areas of personal technology and games and entertainment.

Licensing, Fees and Users Revenues. Licensing, fees and user revenues were $9.7 million and $6.6 million and represented 11% and 10% of total revenues for the three-month periods ended June 30, 2005 and 2004, respectively. The $3.1 million, or 47%, increase in the three months ended June 30, 2005 reflects growth due to the acquisition of Webshots, namely revenue from its Premium Services and photo print and similar product offerings, and from existing operations.

Publishing Revenues. Publishing revenues were $7.9 million and $9.1 million and represented 9% and 13% of total revenues for the three months ended June 30, 2005 and 2004, respectively. The decrease in publishing revenues was primarily due to lower advertising revenues in 2005 as compared to the 2004 period as we continued to see a shift in media consumption away from publishing. Approximately half of our publishing results were generated from our International businesses with the balance coming from our U.S. operations.

Operating Expenses

	Three Months Ended June 30,
(in thousands)	2005	2004
	( as restated)	( as restated)
Operating expenses:
Cost of revenues	$40,572	$35,310
Sales and marketing	20,394	18,437
General and administrative	12,143	11,568
Depreciation	4,285	4,165
Amortization	2,388	1,677

Total operating expenses	$79,782	$71,157

Cost of Revenues, Sales and Marketing, and General and Administrative. We refer to cash related expenses as cost of revenues, sales and marketing, and general and administrative expenses (excluding non-cash stock compensation expense) as “cash related expenses”. We incurred cash related expenses in aggregate of $70.8 million and $63.0 million for the three months ended June 30, 2005 and 2004, representing approximately 83% and 92% of total revenues, respectively. The majority of our cash related expenses were costs associated with employee compensation, benefits and facilities. Total cash related expenses increased approximately 12% for the three months ended June 30, 2005 when compared to the prior year. This increase related primarily to expanding our workforce to accommodate our revenue growth mostly in the areas of content creation and sales and marketing, as well as personnel added through acquisitions.

Non-cash stock compensation expense was $2.3 million and $2.4 million for the three months ended June 30, 2005 and 2004, respectively. Non-cash stock compensation expense included in cost of revenues was $0.5 million and $0.6 million, in sales and marketing was $0.2 million and $0.3 million, and in general and administrative was $1.6 million and $1.5 million in the three months ended June 30, 2005 and 2004, respectively.

Intangible Assets Amortization. Intangible assets amortization expense was $2.4 million and $1.7 million for the three months ended June 30, 2005 and 2004, respectively. Our amortization expense increased from the amortization of intangible assets that were acquired during 2004 and the first half of 2005.

Operating Income (Loss)

We recorded operating income of $5.1 million for the three months ended June 30, 2005, and an operating loss of $2.8 million for the three months ended June 30, 2004. The increase in operating income in year-to-date 2005 as compared to the same period of 2004 was due to an increase in revenues partially offset by increased expenses to accommodate that revenue growth.

Non-operating Income and Expense

Realized Gain/Loss on Investments. In the three months ended June 30, 2005, we recognized a loss of $0.2 million due to the write-off of a privately-held investment for which an impairment was deemed to be other than temporary. We recognized a net gain of $3.3 million during the three months ended June 30, 2004, from the sale of privately-held investments. Our investments in these companies were purchased upon the acquisition of those companies by third parties.

Interest Expense. Interest expense decreased by approximately $2.0 million for the three months ended June 30, 2005 as compared to the same periods of the prior year. The decrease resulted primarily from the redemption of our 5% Convertible Subordinated Notes through the issuance of 0.75% Convertible Senior Notes.

Income Taxes

The tax benefit for the three months ended June 30, 2005 primarily resulted from the release of a reserve due to the settlement of a tax contingency.

Net Income

We recorded net income of $5.3 million or $0.04 per basic and diluted share for the three months ended June 30, 2005 compared to a net loss of $4.0 million or $0.03 per basic and diluted share for the three months ended June 30, 2004. The increase in net income in the 2005 period as compared to 2004 period is primarily due to an increase in revenues yielding a higher incremental margin. Net income for the three months ended June 30, 2004 included a gain of $3.3 million from the sale of privately-held investments.

Segment Revenues and Operating Expenses

For the three months ended June 30, 2005 as compared to the same period of the prior year, revenues increased for both the U.S. Media and International Media segments. The U.S. revenue increase reflects increases from marketing services revenues and licensing, fees and user revenues. The increase in marketing service revenues was due to growth from existing operations and from the Webshots acquisition. The increase in licensing, fees and user revenues was due to the acquisition of Webshots, as well as growth from existing operations. The increase in revenues from the International segment reflects increases from acquisitions, existing operations and exchange rate differences.

For the three months ended June 30, 2005, both business segments had decreased operating costs as a percentage of related revenues as compared to the same period of the prior year. Revenues increased at a rate greater than operating expenses primarily as an effect of financial leverage achieved through productivity improvements in prior years resulting in an increase in operating margins.

International media operating margins were lower than those of our U.S. Media operations in both periods due to the earlier stage of development of the online advertising markets in the countries in which we then did business.

Quarter Ended March 31, 2005 vs. Quarter Ended March 31, 2004

Revenues

Total Revenues. Total revenues were $74.9 million and $63.5 million for the three months ended March 31, 2005 and 2004, respectively. Total revenues increased 18% for the quarter ended March 31, 2005 primarily due to growth in our interactive revenue. Publishing revenues decreased for the three months ended March 31, 2005 as compared to the same period of 2004.

For both of the three-month periods ended March 31, 2005 and 2004, approximately $2.9 million of our revenues were derived from barter transactions. Barter transactions occur when we deliver marketing services for the marketing services of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements delivered.

Interactive Revenues

Marketing Services Revenues. Marketing services revenues were $58.1 million and $48.0 million and represented 78% and 76% of total revenues for the three months ended March 31, 2005 and 2004, respectively. The increase in marketing services revenues of $10.1 million, or 21%, for the three months ended March 31, 2005, respectively, as compared to the same periods of the prior year reflects growth not only in categories where we have traditionally seen demand, such as computing, consumer electronics and games, but also from growing contributions from new categories of advertisers in sectors such as automobiles, consumer packaged goods, movies and music, reflecting our expansion of content offerings in the areas of personal technology and games and entertainment, as well as the inclusion of Webshots in 2005, which was acquired in the third quarter of 2004.

Licensing, Fees and Uses Revenues. Licensing, fees and user revenues were $10.4 million and $7.5 million and represented 14% and 12% of total revenues for the three-month periods ended March 31, 2005 and 2004, respectively. The $2.9 million, or 39%, increase in the three months ended March 31, 2005 reflects growth due to the acquisition of Webshots, reflecting revenue from its Premium Services offerings, and from existing operations.

Publishing Revenues. Publishing revenues were $6.3 million and $8.0 million and represented 8% and 12% of total revenues for the three months ended March 31, 2005 and 2004, respectively. The decrease in publishing revenues was primarily due to lower advertising revenues during the 2005 period as compared to the 2004 period as we continued to see a shift in media consumption away from publishing.

Operating Expenses

	Three Months Ended March 31,
(in thousands)	2005	2004
	( as restated)	( as restated)
Operating expenses:
Cost of revenues	$39,317	$34,695
Sales and marketing	19,505	18,662
General and administrative	10,811	11,383
Depreciation	4,004	7,260
Amortization	2,153	921

Total operating expenses	$75,790	$72,921

Cost of Revenues, Sales and Marketing, and General and Administrative. We refer to cash related expenses as cost of revenues, sales and marketing, and general and administrative expenses (excluding non-cash stock compensation expense) as “cash related expenses”. We incurred cash related expenses in aggregate of $68.7 million and $61.4 million for the three months ended March 31, 2005 and 2004, representing approximately 92% and 97% of total revenues, respectively. The majority of our cash related expenses are costs associated with employee compensation, benefits and facilities. Total cash related expenses increased approximately 12% for the three months ended March 31, 2005 when compared to the prior year. This increase related primarily to expanding our workforce to accommodate our revenue growth mostly in the areas of content creation and sales and marketing, as well as personnel added through acquisitions. Our headcount increased by approximately 13% from March 31, 2004 to March 31, 2005.

Non-cash stock compensation expense was $0.9 million and $3.3 million for the three months ended March 31, 2005 and 2004, respectively. Non-cash stock compensation expense included in cost of revenues was $0.6 million and $0.6 million, in sales and marketing was $0.2 million and $0.3 million, and in general and administrative was $0.1million and $2.4 million in the three months ended March 31, 2005 and 2004, respectively.

Depreciation and Intangible Assets Amortization. Depreciation expense was $4.0 million and $7.3 million for the three months ended March 31, 2005 and 2004, respectively. The decrease in depreciation expense in the three months ended March 31, 2005 as compared to prior year resulted from $3.5 million of charges related to buildings and fixed assets in Switzerland, which were written down to their estimated fair value in the first quarter of 2004.

Intangible assets amortization expense was $2.2 million and $0.9 million for the three months ended March 31, 2005 and 2004, respectively. Our amortization expense increased from the amortization of intangible assets that were acquired during 2004.

Operating Income (Loss)

We recorded an operating loss of $0.9 million and $9.5 million for the three months ended March 31, 2005 and 2004, respectively. The increase in operating income in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was due to an increase in revenues of $11.4 million partially offset by increased expenses to accommodate that revenue growth.

Non-operating Income and Expense

Realized Gain/Loss on Investments. We recognized a gain of $0.6 million and $8.0 million during the three months ended March 31, 2005 and 2004, respectively, from the sale of privately-held investments. Our investments in these companies were purchased upon the acquisition of those companies by third parties.

Interest Expense. Interest expense decreased by approximately $0.9 million for the three months ended March 31, 2005 as compared to the same period of the prior year. The decrease resulted from the redemption of our 5% Convertible Subordinated Notes through the issuance of 0.75% Convertible Senior Notes.

Other Income (Expense). Other income for the three months ended March 31, 2004 consisted primarily of $1.7 million of foreign exchange gain related to the reclassification of our building in Switzerland to assets held for sale.

Net Income

We recorded a net loss of $0.8 million or $0.01 per basic and diluted share for the three months ended March 31, 2005 compared to a net loss of $1.0 million or $0.00 per basic and diluted share for the three months ended March 31, 2004. Net income for the three months ended March 31, 2004 included a gain of $8.0 million from the sale of privately-held investments, and a $3.5 million charge related to buildings and fixed assets in Switzerland offset by a $1.7 million foreign exchange gain recognized upon reclassification of the buildings to assets held for sale. The decrease in the current quarter earnings as compared to the prior year period was due primarily to the non-recurring net gain recorded in the three months ended March 31, 2004.

Segment Revenues and Operating Expenses

For the three months ended March 31, 2005 as compared to the same period of the prior year, revenues increased for both the U.S. Media and International Media segments. The U.S. revenue increase reflects increases from marketing services revenues and licensing, fees and user revenues. The increase in marketing service revenues was due to growth from existing operations and from the Webshots acquisition. The increase in licensing, fees and user revenues was due to Webshots and existing operations. Revenues from the International segment reflect increases from acquisitions, existing operations and exchange rate differences.

For the three months ended March 31, 2005, both business segments had decreased operating costs as a percentage of related revenues as compared to the same period of the prior year. Revenues increased at a rate greater than operating expenses primarily as an effect of productivity improvements resulting in an increase in operating margins.

International media operating margins were lower than those of our U.S. Media operations in both periods due to the earlier stage of development of the online advertising markets in the countries in which we then did business.

Quarterly Liquidity and Capital Resources

The restatement of our financial statements did not have a significant effect on our balance sheet or on our cash flows for the quarters ended March 31, 2005 and 2004, June 30, 2005 and 2004, and September 30, 2005 and 2004.

Liquidity and Capital Resources as of and for the Year Ended December 31, 2005

When evaluating our overall cash position for the purpose of assessing our liquidity, we consider our cash and cash equivalents, short-term and long-term investments in marketable debt securities and restricted cash.

(in thousands)	December 31, 2005	December 31, 2004	December 31, 2003
Cash and cash equivalents	$55,895	$29,560	$65,913
Short-term marketable debt securities	41,591	22,193	12,556
Long-term marketable debt securities	12,432	22,199	38,711
Restricted cash	2,248	19,774	19,159

Total cash and investments	$112,166	$93,726	$136,339

We evaluate our liquidity primarily on the following key measurements:

•	Net cash provided by operating activities

•	Operating income (loss) before depreciation, amortization, asset impairment, and stock compensation expense

•	Free cash flow

Other key factors that impact our liquidity include:

•	Capital expenditures

•	Cash used for investments and acquisitions

•	Debt obligations or debt retirement

•	Proceeds from stock options and employee stock purchase plans.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities for the years ended December 31, 2005, 2004 and 2003 were $43.2 million, $11.0 million and $(6.7) million, respectively.

Net cash provided by operating activities of $43.2 million for the year ended December 31, 2005 included net income of $19.6 million adjusted for non-cash expenses including depreciation and amortization totaling $27.4 million, stock compensation expense of $6.3 million, asset impairment charges of $12.3 million, a gain on sale of investments of $1.9 million and use of cash for operating assets and liabilities of $24.9 million. The use of cash by operating assets and liabilities was primarily due to an increase in accounts receivable of $20.0 million due a growth in revenue and timing of collections. We anticipate we will continue to require cash for working capital purposes as our business expands.

Operating activities provided cash of $11.0 million for the year ended December 31, 2004, which included net income of $1.8 million adjusted for non-cash expenses including depreciation and amortization totaling $25.6 million, $9.0 million of stock compensation expense, and net gains on sales of private investments of $16.6 million. Net cash provided by operations also included use of cash for operating assets and liabilities of $25.3 million. The use of cash for operating assets and liabilities was primarily due to increased accounts receivable of $14.5 million reflecting our growth in revenues.

We used approximately $6.7 million of cash for operating activities for the year ended December 31, 2003. The use of cash for operating activities for 2003 included a net loss of $33.8 million and a use of cash for operating assets and liabilities of $8.3 million. This was partially offset by non-cash operating expenses of approximately $35.4 million, which were primarily depreciation, amortization, stock compensation expense and charges to the allowance for doubtful accounts.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities for the years ended December 31, 2005, 2004 and 2003 were $(40.7) million, $(67.1) million and $15.2 million, respectively.

Net cash used in investing activities of $40.7 million for the year ended December 31, 2005 was primarily due to capital expenditures and acquisitions. Net cash used in investing was $67.1 million for the year ended December 31, 2004. Our principal use of cash for investing activities in 2004 was for acquisitions. Net cash provided by investing of $15.2 million for the year ended December 31, 2003 was primarily due to proceeds from the sale of marketable securities.

Capital Expenditures. Capital expenditures for the year ended December 31, 2005 were $23.4 million. Capital expenditures for 2006 are expected to be between $35.0 million and $38.0 million, an increase over prior year due to the investment in infrastructure to support the continued launch of new products and growth in users and usage.

Investing activities in 2004 included capital expenditures of $14.3 million. Capital expenditures in 2004 primarily consisted of costs associated with enhancing our operating and administrative software platforms and expanding our data center facilities to increase and upgrade our server capacity and hardware infrastructure. Investing activities included capital expenditures of $11.6 million in 2003.

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

We paid $75.6 million in cash in 2004 for our 2004 acquisitions. Additionally, investing activities in 2004 included $15.4 million received from the sale of investments in privately held companies, net of investments in privately held companies of $2.6 million. Investing activities included a use of cash for acquisitions of $2.9 million for the year ended December 31, 2003.

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

Operating income before depreciation, amortization, asset impairment and stock compensation expense. Excluding non-cash charges consisting of depreciation, amortization, asset impairment and stock compensation expense, our operating income was $66.8 million and $35.1 million for the years ended December 31, 2005 and 2004, respectively. The increase in operating income before depreciation, amortization, asset impairment and stock compensation expense in 2005 as compared to 2004 was due to an increase in revenues partially offset by increased expenses to accommodate that revenue growth. The increase in revenues and expense resulted in an incremental margin, excluding depreciation, amortization, asset impairment and stock compensation expense of approximately 51%.

Operating income before depreciation, amortization, asset impairment and stock compensation expense is a key liquidity measurement as it can be the primary driver of the cash provided by operating activities. Operating income before depreciation, amortization, asset impairment and stock compensation expense should be considered in addition to, and not as a substitute for, other measures of financial performance prepared in accordance with U.S. GAAP.

Free cash flow. Free cash flow is defined as net cash provided by operating activities less capital expenditures. Free cash flow for the year ended December 31, 2005 was $19.8 million (cash provided by operating activities of $43.2 million, less capital expenditures of $23.4 million). This compares to free cash flow (use) for the year ended December 31, 2004 of $(3.3) million (cash provided by operating activities of $11.0 million, less capital expenditures of $14.3 million).

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

Debt and Cash Balances

As of December 31, 2005, we had long-term obligations outstanding under notes payable totaling $139.1 million. Notes payable as of December 31, 2005 included $125.0 million of 0.75% Convertible Senior Notes due in 2024. These notes were convertible, under certain circumstances, for shares of our common stock based on an initial effective conversion price of approximately $15.00 per share. Additionally, we have a $10.0 million note related to the Webshots acquisition, as well as $3.5 million in notes payable related to three 2005 acquisitions, all of which are due in 2007.

On September 12, 2006, we entered into a new one-year credit agreement. Under the terms of this agreement, CNET Networks can borrow up to an aggregate principal amount of $60.0 million, which can be drawn down as revolving loans or term loans. Interest rates applicable to amounts outstanding under this facility are at variable rates based on either the Federal Funds rate plus 0.5% or the LIBOR plus and applicable margin based on a ratio of our consolidated debt to earnings as defined in the agreement. Covenants under this credit facility require that we maintain certain liquidity ratios and minimum earnings before depreciation, amortization, interest, taxes, stock compensation expense and certain other charges.

On September 13, 2006, we announced that we had commenced a solicitation of consents from holders of our outstanding $125.0 million Notes. The consents were to waive and amend certain obligations under the indenture resulting from our failure to timely file with the SEC any required reports or filings. The prepared amendments and waivers pertained to our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and possible delisting of our stock from the Nasdaq Global Select Market.

On October 11, 2006, we modified and extended the solicitation of consents to offer holders a two-year extension of the call protection period so that such period would end on April 20, 2011 rather than April 20, 2009. The solicitation expired on October 18, 2006 and we did not receive a sufficient number of consents from holders to satisfy the 70% requisite consent threshold. On October 25, 2006, we received a notice of acceleration under the indenture from Wells Fargo Bank, National Association, the trustee for the holders of the Notes. The acceleration letter declared the principal amount outstanding under the Notes, together with any accrued and unpaid interest immediately due and payable. On October 30, 2006, we retired the entire $125.0 million balance of the Notes with existing cash and by fully drawing on the $60.0 million, one-year credit facility discussed above.

As of December 31, 2005, our aggregate cash balances totaled $112.2 million, consisting of $55.9 million cash and equivalents, $54.1 million of short-term and long-term investments in marketable debt securities as well as $2.2 million of restricted cash.

Liquidity Outlook

We believe that existing funds will be sufficient to meet our anticipated cash needs to cover operations and for working capital fluctuations and for capital expenditures for the 12 months commencing March 16, 2006. However, any significant acquisitions completed in the future or declines in the operating performance of our business or interest rate increases on our variable-rate debt could reduce our cash balances and may affect our liquidity and funding needs. As a result, we may determine to raise proceeds for potential acquisitions through the issuance of debt or equity securities. Our ability to raise such additional capital, however, will depend on market conditions at the time. In addition, our one year credit facility prohibits further borrowings which could impact our ability to fund acquisitions, support cash needed to fund our operations or to pay for capital purchases. Additionally, we cannot predict what our aggregate cash balances will be in the future when our existing debt obligations become due, and we may need to raise additional capital to repay these obligations. Our ability to raise additional capital will depend on our financial performance and market conditions at the time.

Obligations

The following summarizes our contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

(in thousands)	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Long-term debt, including current portion (1)	$141,766	$2,652	$14,114	$125,000	—
Non-cancellable operating lease obligations	159,233	18,573	30,305	26,563	83,792

	$300,999	$21,225	$44,419	$151,563	83,792

(1)	Although our 0.75% Convertible Senior Notes were due in 2024, the earliest date that a holder of a note could exercise their option to put their notes to CNET Networks was on April 15, 2009, which was the date on which we considered the principal payment due in full in the above table. As discussed above, these notes were repaid in full in October 2006.

On October 14, 2004, we entered into a $30.0 million, 2-year credit agreement with Bank of America, N.A (“credit facility”). The borrowings may be drawn down as revolving loans or as term loans when the purpose is to fund a permitted acquisition. Interest rates applicable to amounts outstanding under term loans or revolvers are, at our option, either the base rate or the Eurodollar rate, where the base rate is the higher of the Federal Funds rate plus 0.5% and the lender’s prime rate, and the Eurodollar rate is LIBOR plus 1.25%. The credit facility carries a non-use fee of 0.275%. The borrowings are collateralized by security interests in certain of our assets. There was no balance outstanding under this credit facility at December 31, 2005, and unused borrowing under the credit facility at December 31, 2005 totaled $30.0 million. The credit agreement for this credit facility serves as the agreement under which the $15.0 million letter of credit was issued to support our New York City office lease obligation, as described below.

On October 30, 2006, we retired the $125.0 million of subordinated notes with existing cash and by fully drawing on a $60.0 million, one-year credit facility. At December 31, 2006, our long-term debt balances were approximately $78 0 million.

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

Marketing Services

We recognize revenues from the sale of impression-based advertisements on our online network in the period in which the advertisements are delivered. The arrangements are evidenced either by insertion orders or contracts that stipulate the types of advertising to be delivered and pricing. Our customers are billed based on pricing as determined on the insertion order or contract, which may include certain discounts from list price. No amounts are subject to refund. When recognizing revenues, any discounts granted are applied to each type of advertisement purchased on a pro-rata basis.

In certain arrangements, we sell multiple deliverables to customers as part of a multiple-element arrangement. We consider these arrangements single units of accounting, and revenue is recognized in these arrangements on a proportional performance basis as we deliver on our obligation.

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

Collectibility of receivables

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our allowances on periodic assessment of our customers’ liquidity and financial condition through credit rating agencies reports, financial statement reviews and historical collection trends. If the financial condition of our customers were to deteriorate and thereby result in an inability to make payments, additional allowances would be required. As of December 31, 2005 and December 31, 2004, our allowance for doubtful accounts was $7.4 million and $10.5 million, respectively.

Goodwill impairment

Goodwill of a reporting unit is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of its goodwill or intangible assets may not be recoverable. Conditions that indicate that impairment of goodwill should be evaluated include a sustained decrease in our market value or an adverse change in business climate for CNET Networks as a whole or a particular reporting unit of CNET Networks. Impairment of reporting unit goodwill is evaluated based on a comparison of the reporting unit’s carrying value to the fair value of the reporting unit. The evaluation is prepared based on our current and projected performance for each identified reporting unit. In the application of these methodologies, we are required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates, including changes in the economy, the business environment in which we operate, and/or our own relative performance. Any differences in actual results compared to our estimates could result in further future impairments. Even if there has not been an indicator of impairment, we review goodwill for impairment on at least an annual basis with a valuation date of August 31 having been established as the date on which this annual review takes place.

Determining Stock Option Grant Dates

In connection with our restatement of our consolidated financial statements, we applied judgment in choosing whether to revise measurement dates for prior option grants and in choosing the correct measurement dates for certain prior option grants. Information regarding the restatement, including ranges of possible additional stock-based compensation expense if other measurement dates had been selected for certain grants, is set forth in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Contingencies

We evaluate whether a liability must be recorded for contingencies based on whether a liability is probable and estimable. Our most significant contingency is related to our lease guarantee for office space in New York City (as described in Note 11 of Item 8—”Financial Statements” in this Annual Report on Form 10-K/A). If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, we would be required to make additional lease payments under the guarantee. In addition, any expiration of any sublease and the potential resulting vacancy along with the inability of Ziff Davis Media Inc., the primary lessee, to cover the vacancy lease payments could result in CNET Networks being required to make lease payments on those vacancies. As of December 31, 2005, the total lease payments remaining until the end of the lease term were $158.5 million, excluding the amounts attributable to our sublease with respect to the floor we occupy.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement 123R, “Share-Based Payment”, which will require all companies to measure compensation cost for all employee share-based payments at fair value, and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The statement eliminates the alternative to use the intrinsic value method of accounting under APB Opinion No. 25 that was allowed under the original provisions of Statement 123. Since we currently report share-based compensation using the intrinsic-value method, the adoption of this standard will have a significant impact on the consolidated statement of operations as we will be required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The stock compensation disclosure within Note 1 of Item 8—”Financial Statements” in our Annual Report on Form 10-K/A sets out the impact of using fair value accounting for share-based payments for 2005, 2004 and 2003. However, the amounts disclosed within these footnotes are not necessarily indicative of the amounts that will be expensed in future periods upon the adoption of Statement 123R as those amounts will vary with the level of equity instrument awards and the grant-date value of those awards. Compensation cost for all employee share-based payments in 2006 is expected to be between $22.0 million and $24.0 million after the adoption of Statement 123R.

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

Interest Rate Risk

We have interest rate risk with respect to our credit facility under which we can borrow up to $60.0 million. Interest rates applicable to amounts outstanding under this facility are at variable rates based on either the Federal Funds rate plus 0.5% or the LIBOR plus an applicable margin based on a ratio of our consolidated debt to earnings as defined in the agreement. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows but does not impact the fair value of the instrument.

We also have exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the United States Government and its agencies, and in high-quality corporate issuers that, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2005, net unrealized losses on these investments were not material.

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

Foreign Currency Risk

The revenues and expenses associated with our overseas operations are exposed to foreign currency risk. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency denominated transactions results in increased revenues and expenses. When the U.S. dollar strengthens against foreign currencies, revenues and operating expenses will decrease for our foreign operations. As most of our foreign operations operate at a near break-even level, any changes in revenues resulting for foreign currency fluctuations are expected to be somewhat negated by offsetting changes in expenses. Therefore, any impact on net income would not be expected to be material. We monitor our foreign currency exposures regularly to assess our risk and to determine if we should hedge our currency positions.

Item 8. Financial Statements and Supple mentary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CNET Networks, Inc.:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that CNET Networks, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CNET Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNET Networks, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005 have been restated.

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

/s/ KPMG LLP

San Francisco, California March 16, 2006, except for Note 2, which is as of January 26, 2007

CNET NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
	(as restated)(1)	(as restated)(1)	(as restated)(1)
Revenues:
Interactive	$324,503	$256,292	$196,979
Publishing	29,706	35,675	49,889

Total revenues	354,209	291,967	246,868

Operating expenses:
Cost of revenues	163,490	146,903	140,419
Sales and marketing	82,090	75,179	70,484
General and administrative	48,216	43,803	41,222
Depreciation	17,331	19,604	17,751
Amortization of intangible assets	10,074	5,977	6,311
Asset impairment	1,829	—	—
Goodwill impairments	10,428	8,931	—

Total operating expenses	333,458	300,397	276,187

Operating income (loss)	20,751	(8,430)	(29,319)

Non-operating income (expense):
Realized gains on sales of investments	1,913	16,605	—
Impairment of privately held investments	(2,083)	(1,753)	—
Interest income	1,989	1,872	2,205
Interest expense	(3,086)	(6,149)	(6,729)
Other	19	(389)	166

Total non-operating income (expense)	(1,248)	10,186	(4,358)

Income (loss) before income taxes	19,503	1,756	(33,677)

Income tax expense (benefit)	(80)	(83)	159

Net income (loss)	$19,583	$1,839	$(33,836)

Basic net income (loss) per share	$0.13	$0.01	$(0.24)

Diluted net income (loss) per share	$0.13	$0.01	$(0.24)

Shares used in calculating basic net income (loss) per share	146,030	142,162	139,127

Shares used in calculating diluted net income (loss) per share	152,615	148,017	139,127

(1)	See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements.

CNET NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2005	2004
	(as restated) (1)	(as restated) (1)
ASSETS
Current assets:
Cash and cash equivalents	$55,895	$29,560
Investments in marketable debt securities	41,591	22,193
Accounts receivable, net	85,312	66,712
Other current assets	14,337	15,155

Total current assets	197,135	133,620

Restricted cash	2,248	19,774
Investments in marketable debt securities	12,432	22,199
Property and equipment, net	57,765	50,210
Other assets	18,948	21,722
Intangible assets, net	37,380	35,096
Goodwill	129,658	125,858

Total assets	$455,566	$408,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,330	$6,903
Revolving credit facility	—	5,000
Accrued liabilities	52,140	61,786
Current portion of long-term debt	2,652	4,007

Total current liabilities	63,122	77,696

Non-current liabilities:
Long-term debt	139,114	135,614
Other liabilities	794	252

Total liabilities	203,030	213,562
Stockholders’ equity:
Common stock; $0.0001 par value; 400,000 shares authorized; 148,685 outstanding at December 31, 2005 and 143,328 outstanding at December 31, 2004	15	14
Additional paid-in-capital	2,857,175	2,823,987
Deferred stock compensation	(2,871)	(8,460)
Accumulated other comprehensive loss	(13,394)	(12,652)
Treasury stock, at cost, 1,510 shares at December 31, 2005 and 1,128 at December 31, 2004	(30,453)	(30,453)
Accumulated deficit	(2,557,936)	(2,577,519)

Total stockholders’ equity	252,536	194,917

Total liabilities and stockholders’ equity	$455,566	$408,479

(1)	See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements.

CNET NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
	(as restated)(1)	(as restated)(1)	(as restated)(1)
Cash flows from operating activities:
Net income (loss)	$19,583	$1,839	$(33,836)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27,405	25,581	24,062
Asset impairments	12,257	8,931	—
Asset disposals	133	433	(247)
Deferred taxes	159	153	—
Noncash interest	290	733	831
Loss on debt retirement	—	950	—
Noncash stock compensation	6,344	8,991	8,199
Provision for doubtful accounts	1,769	3,513	2,579
Gain on sale of privately held investments	(1,913)	(16,605)	(10)
Impairment of privately held investments	2,083	1,753	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(19,958)	(14,463)	(902)
Other assets	1,341	(2,375)	3,360
Accounts payable	1,415	(1,953)	2,195
Accrued liabilities	(7,620)	(4,922)	(11,973)
Other liabilities	(60)	(1,575)	(983)

Net cash provided by (used in) operating activities	43,228	10,984	(6,725)

Cash flows from investing activities:
Purchase of marketable debt securities	(58,803)	(40,108)	(51,875)
Proceeds from sale of marketable debt securities	49,049	47,522	81,389
Proceeds from sale of privately held companies	1,913	18,022	—
Investments in privately held companies	(1,934)	(2,600)	—
Proceeds from asset sales	—	—	247
Release of restricted funds	17,526	—	—
Cash paid for acquisitions, net of cash acquired	(25,105)	(75,635)	(2,938)
Capital expenditures	(23,359)	(14,339)	(11,633)

Net cash provided by (used in) investing activities	(40,713)	(67,138)	15,190

Cash flows from financing activities:
Payments received on stockholders’ notes	—	137	260
Net proceeds from employee stock purchase plan	1,266	1,032	652
Net proceeds from exercise of stock options	29,417	8,874	9,496
Proceeds from borrowings on revolving credit facility	—	5,000	—
Proceeds from borrowings	—	120,800	—
Principal payments on capital leases, borrowings and debt retirement	(5,873)	(114,032)	(536)

Net cash provided by financing activities	24,810	21,811	9,872

Net increase (decrease) in cash and cash equivalents	27,325	(34,343)	18,337
Effect of exchange rate differences on cash and cash equivalents	(990)	(2,010)	377
Cash and cash equivalents at the beginning of the period	29,560	65,913	47,199

Cash and cash equivalents at the end of the period	$55,895	$29,560	$65,913

	Year Ended December 31,
	2005	2004	2003
Supplemental disclosure of cash flow information:
Interest paid	$2,253	$5,470	$5,786
Taxes paid (refunded)	$2,993	$1,802	$(8,612)
Supplemental disclosure of noncash transactions:
Issuance of common stock for acquisitions	$1,956	$500	$—
Issuance of note payable for acquisitions	$3,500	$10,000	$—

(1)	See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements.

CNET NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

			Notes Receivable from Stockholders	Deferred Stock Compensation	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss )				Accumulated Deficit	Total Stockholders’ Equity
	Common Stock						Treasury Stock
	Shares	Amount					Shares	Amount
				(as restated)	(as restated)	(as restated)				(as restated)	(as restated)
Balances as of December 31, 2002, as reported	139,252	$14	$(397)	$—	$2,698,980	$(13,811)	(1,107)	$(30,428	) $	(2,468,301)	$186,057
Adjustments to opening stockholders’ equity	—	—	—	(17,187)	95,972	—	—	—		(77,221)	1,564

Balances as of December 31, 2002, as restated(1)	139,252	14	(397)	(17,187)	2,794,952	(13,811)	(1,107)	(30,428)		(2,545,522)	187,621
Exercise of stock options	2,672	—	—	—	9,546	—	—	—		—	9,546
Employee stock purchase plan	176	—	—	—	652	—	—	—		—	652
Capitalized stock compensation	—	—	—	29	—	—	—	—		—	29
Stock compensation amortization	—	—	—	8,146	—	—	—	—		—	8,146
Deferred stock compensation	—	—	—	(10,472)	10,472	—	—	—		—	—
Forfeitures	—	—	—	3,663	(3,663)	—	—	—		—	—
Comprehensive loss:
Net unrealized gains (losses) on investments	—	—	—	—	—	(597)	—	—		—	(597)
Foreign currency translation adjustment	—	—	—	—	—	70	—	—		—	70
Common stock issued for acquisitions	—	—	—	—	—	—	—	—		—	—
Repayment or discharge of stockholders’ notes	—	—	260	—	—	—	—	—		—	260
Repurchase of common stock	—	—	—	—	—	—	(1)	—		—	—
Net loss, as restated	—	—	—	—	—	—	—	—		(33,836)	(33,836)

Balances as of December 31, 2003, as restated	142,100	14	(137)	(15,821)	2,811,959	(14,338)	(1,108)	(30,428)		(2,579,358)	171,891
Exercise of stock options	2,158	—	—	—	8,866	—	—	—		—	8,866
Employee stock purchase plan	147	—	—	—	1,032	—	—	—		—	1,032
Tax benefits from exercises of stock options	—	—	—	—	—	—	—	—		—	—
Stock compensation amortization	—	—	—	8,991	—	—	—	—		—	8,991
Deferred stock compensation	—	—	—	(2,891)	2,891	—	—	—		—	—
Forfeitures	—	—	—	1,261	(1,261)	—	—	—		—	—
Comprehensive loss:
Net unrealized gains (losses) on investments	—	—	—	—	—	(375)	—	—		—	(375)
Deferred taxes related to unrealized holding gains (losses)	—	—	—	—	—	244	—	—		—	244
Foreign currency translation adjustment	—	—	—	—	—	1,817	—	—		—	1,817
Common stock issued for acquisitions	50	—	—	—	500	—	—	—		—	500
Repayment or discharge of stockholders’ notes	—	—	137	—	—	—	—	—		—	137
Repurchase of common stock	—	—	—	—	—	—	(20)	(25)		—	(25)
Net income, as restated	—	—	—	—	—	—	—	—		1,839	1,839

Balances as of December 31, 2004, as restated	144,455	14	—	(8,460)	2,823,987	(12,652)	(1,128)	(30,453)		(2,577,519)	194,917
Exercise of stock options	5,364	1	—	—	29,177	—	—	—		—	29,178
Employee stock purchase plan	135	—	—	—	1,266	—	—	—		—	1,266
Tax benefits from exercises of stock options	—	—	—	—	21	—	—	—		—	21
Capitalized stock compensation	—	—	—	13	—	—	—	—		—	13
Stock compensation amortization	—	—	—	6,344	—	—	—	—		—	6,344
Deferred stock compensation	—	—	—	(1,456)	1,456	—	—	—		—	—
Forfeitures	—	—	—	688	(688)	—	—	—		—	—
Comprehensive loss:
Net unrealized gains (losses) on investments	—	—	—	—	—	170	—	—		—	170
Foreign currency translation adjustment	—	—	—	—	—	(912)	—	—		—	(912)
Common stock issued for acquisitions	241	—	—	—	1,956	—	—	—		—	1,956
Repayment or discharge of stockholders’ notes	—	—	—	—	—	—	—	—		—	—
Adjustment to treasury stock shares	—	—	—	—	—	—	(382)	—		—	—
Net income, as restated	—	—	—	—	—	—	—	—		19,583	19,583

Balances as of December 31, 2005, as restated	150,195	$15	$—	$(2,871)	$2,857,175	$(13,394)	$(1,510)	$(30,453	) $	(2,557,936)	$252,536

(1)	See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements.

CNET NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

(1)	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

CNET Networks, Inc. is a worldwide media company and creator of authentic brand experiences in multiple content categories. CNET Networks operates websites, each with its own distinct brand, in four content categories: technology, games and entertainment, business and community. The technology category is anchored by brands such as CNET, CNET Download.com, and CNET News.com. The games and entertainment category primarily consists of the GameSpot, TV.com and MP3.com brands. Industry leading brands such as ZDNet, TechRepublic, BNET and Release 1.0 are components of the business category. Community is anchored by the Webshots brand. Many of CNET Networks’ international sites operate under the same brands as its U.S. sites, with additional brands represented, such as ZOL, PCHome and Silicon. CNET Networks was incorporated in the state of Delaware in December 1992.

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

CASH AND CASH EQUIVALENTS

CNET Networks invests its excess cash in debt instruments of the U.S. Government and its agencies and in high-quality corporate issuers. All highly liquid instruments with original maturities of three months or less at the date of purchase are considered cash equivalents.

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

WEBSITE DEVELOPMENT COSTS

CNET Networks capitalizes the cost of software developed for internal use in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and the FASB’s Emerging Issues Task Force (EITF) Issue No. 00-02, Accounting for Website Development Costs. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal use software and website development costs are included in property and equipment, net. Costs of approximately $3.9 million and have been capitalized pursuant to SOP 98-1 in 2005.

INCOME TAXES

CNET Networks records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS 109, “Accounting for Income Taxes”, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for the operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. CNET Networks records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and accordingly, a full valuation allowance has been provided against net deferred tax assets. Tax expense has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty.

IMPAIRMENT OF GOODWILL

Goodwill of a reporting unit is reviewed for impairment at least annually but more frequently if events or changes in circumstances indicate that the carrying amount of its goodwill or intangible assets may not be recoverable. Impairment of reporting unit goodwill is evaluated based on a comparison of the reporting unit’s carrying value to the fair value of the reporting unit. If the carrying value exceeds the fair value of the reporting unit, CNET Networks performs the second step of the goodwill impairment test to determine the implied amount of goodwill and the potential impairment loss. Conditions that indicate that impairment of goodwill should be evaluated include a sustained decrease in CNET Networks’ market value or an adverse change in business climate. CNET Networks has established August 31 as the valuation date on which this annual review takes place. (See also Note (6) Goodwill and Intangible Assets for additional discussion regarding goodwill and intangible asset impairments.)

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

CNET Networks has invested in equity instruments of privately held companies for business and strategic purposes. The carrying value of these investments is included in other assets in the non-current section of the balance sheet. These investments are accounted for under the cost method, as CNET Networks does not have the ability to exert significant influence over the investees or their operations and is not required to provide any future funding to these companies. On a quarterly basis, these non-quoted investments are reviewed for indications of an impairment of CNET Networks’ carrying value. When CNET Networks believes there is substantial doubt about the entity’s ability to continue as a going concern, the investment is impaired to the estimated value of the net realizable assets. When CNET Networks’ is satisfied that the entity has sufficient immediate liquidity, but that recent rounds of financing or publicly quoted stock prices of similar companies imply a valuation less than CNET Networks’ carrying value, then the investment will be impaired to reflect current market conditions. CNET Networks’ evaluation of certain of its privately held investments during 2005 and 2004 determined that impairment should be recorded. Accordingly, a charge of $2.1 million and $1.8 million was recorded to impair certain privately held investments during the years ended December 31 2005 and 2004, respectively. At December 31, 2005, other assets included privately held investments with a carrying value of $10.2 million.

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

Additionally in 2005, a charge of $1.6 million was recorded, related to an asset held for sale, which consists of a building CNET Networks owns in Switzerland. This asset was written down to its estimated fair value based on current market data.

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

Marketing Services

CNET Networks recognizes revenues from the sale of impression-based advertisements on its online network in the period in which the advertisements are delivered. The arrangements are evidenced either by insertion orders or contracts that stipulate the types of advertising to be delivered and pricing. CNET Networks’ customers are billed based on pricing as determined on the insertion order or contract, which may include certain discounts from list price. No amounts are subject to refund. When recognizing revenues, any discounts granted are applied to each type of advertisement purchased on a pro-rata basis.

In certain arrangements, CNET Networks sells multiple deliverables to customers as part of a multiple-element arrangement. We consider these arrangements single units of accounting, and revenue is recognized in these arrangements on a proportional performance basis as we deliver on our obligation.

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

CNET Networks trades advertising on its Internet sites in exchange for marketing services of other companies, referred to as “barter revenue”. These revenues are recognized in the period in which the advertisements are delivered based on the fair market value of the services delivered. CNET Networks determines the fair market value of the service delivered based upon amounts charged for similar services in non-barter arrangements within the previous six-month period. CNET Networks also ensures that the value of barter delivered in each brand does not exceed the value of cash based revenue in any period. Barter revenues were approximately $12.8 million, $12.3 million and $11.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. Such costs are included in sales and marketing expense and totaled approximately $17.4 million, $16.3 million and $16.0 million during the years ended December 31, 2005, 2004 and 2003, respectively. Included in the cost of advertising for the years ended December 31, 2005, 2004 and 2003 are barter expenses of $12.3 million, $12.5 million and $12.0 million, respectively.

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

STOCK COMPENSATION EXPENSE

CNET Networks accounts for its stock-based employee compensation plans using the intrinsic value method, as prescribed by APB No. 25. As such, future compensation expense to be recognized is recorded on the date of grant as an increase to deferred stock compensation and additional paid-in-capital if the current market price of the underlying stock exceeded the exercise price. Any compensation expense is recognized in the statement of operations on a straight-line basis over the vesting period of the grant.

Companies that elect to account for stock-based compensation plans in accordance with APB Opinion No. 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123. Had CNET Networks determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, CNET Networks’ net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

(in thousands, except per share data)	Year Ended December 31,
	2005	2004	2003
	(as restated)	(as restated)	(as restated)
Net income (loss):
As reported	$19,583	$1,839	$(33,836)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	6,344	8,991	8,146
Deduct: Stock-based compensation expense determined under fair value based method, net of tax
Options	(22,662)	(36,309)	(55,030)
ESPP	(335)	(366)	(240)

	(16,653)	(27,684)	(47,124)

Proforma	$2,930	$(25,845)	$(80,960)

Basic net income (loss) per share:
As reported	0.13	0.01	(0.24)
Proforma	0.02	(0.18)	(0.58)
Diluted net income (loss) per share:
As reported	0.13	0.01	(0.24)
Proforma	0.02	(0.18)	(0.58)

The effect of applying SFAS 123 in this pro forma disclosure is not indicative of the effects on reported results for future periods. Under the provisions of SFAS 123, the weighted-average fair value of options granted in 2005, 2004 and 2003 was $7.47, $5.60 and $4.86, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003:

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

Beginning with the third quarter of 2003, CNET Networks decreased the estimate of the expected life of new options granted to employees from five years to three years. The reduction in the estimated expected life was a result of an analysis of CNET Networks’ historical experience.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement 123R, “Share-Based Payment”, which will require all companies to measure compensation cost for all employee share-based payments at fair value, and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The statement eliminates the alternative to use the intrinsic value method of accounting under APB Opinion No. 25 that was allowed under the original provisions of Statement 123. Since CNET Networks currently reports share-based compensation using the intrinsic-value method, the adoption of this standard will have a significant impact on the consolidated statement of operations as CNET Networks will be required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The stock compensation disclosure within this Note 1 sets out the impact of using fair value accounting for share-based payments for 2005, 2004 and 2003. However, the amounts disclosed within these footnotes are not necessarily indicative of the amounts that will be expensed in future periods upon the adoption of Statement 123R as those amounts will vary with the level of equity instrument awards and the grant-date value of those awards. Upon implementation of Statement 123R, CNET Networks may choose to use a different valuation model to value the compensation expense associated with employee stock options. Compensation cost for all employee share-based payments in 2006 is expected to be between $22.0 million and $24.0 million after the adoption of Statement 123R.

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and Statement 3, “Reporting Changes in Interim Financial Statements.” Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the effect of changing to the new accounting principle. Statement 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. CNET Networks does not believe the adoption of Statement 154 will have a material effect on its financial position, cash flows or results of operations.

(2) RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

Background

On May 16, 2006, the Center for Financial Research and Analysis, or CFRA, issued an analysis of the stock option exercise prices relative to stock price ranges for certain companies during the period 1997 to 2002. The report identified CNET Networks as having granted stock options between 1998 and 2001 with exercise prices that matched or were close to a forty-day low for its stock price. On May 22, 2006, CNET Networks announced that its Board of Directors appointed a Special Committee comprised of independent directors to conduct, with the assistance of legal counsel and outside accounting experts, an internal investigation relating to past option grants, the timing of such grants and related accounting matters.

On July 10, 2006, CNET Networks announced that the Special Committee had reached the preliminary conclusion that the actual measurement dates for the grants identified in the CFRA report differed from the recorded measurement dates. Charges related to the changed measurement dates for these stock options were determined to be material and as a result, CNET Networks announced that CNET Networks expected to restate its financial statements. In October 2006, the Special Committee completed its review and announced its findings.

Management completed its review of CNET Networks’ stock option grant activity in January 2007. The review conducted by management covered approximately 97% of option grants to all employees, directors and consultants for all grant dates during the period from CNET Networks’ initial public offering in July 1996 through May 2006. Grants not reviewed by management related to promotion grants from 1996, 1997, 2000 and 2001 where less than 100,000 options were granted on a single day, which accounted for approximately 3% of options granted and thus, were not material to CNET Networks’ overall evaluation of stock option measurement dates.

Results of Findings

Based on the separate reviews of management and the Special Committee, CNET Networks identified instances where the grant date used by us as the measurement date for accounting purposes, differed from the measurement date as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”), for more than the grants identified in the CFRA report. As a result, CNET Networks corrected the measurement date for approximately 40.8 million options out of a total of 73.8 million options granted from July 1996 through December 2005, with substantially all these corrections relating to options granted prior to December 31, 2003. In addition to measurement date corrections, management also identified instances where CNET Networks incorrectly accounted for certain option grants that were modified after the grant date.

A key finding of the Special Committee report was that there were deficiencies with the process by which options were granted at CNET Networks, including in some instances the backdating of option grants during the period from CNET Networks initial public offering in 1996 through at least 2003, which resulted in accounting errors. The Special Committee report stated that a number of executives of the Company, including the former CFO and the recently resigned CEO, General Counsel, and Senior Vice President of Human Resources, bear varying degrees of responsibility for the deficiencies in the process by which options were granted. The Special Committee did not conclude that any current employees or recently resigned employees of the Company engaged in intentional wrongdoing.

CNET Networks’ corrections resulted in additional stock compensation expense of $105.7 million for the years ended December 31, 1996 through December 31, 2005. As of December 31, 2005, the remaining unamortized deferred stock compensation related to the errors identified during the review was approximately $2.9 million.

Approach

The following describes the methodology and evaluation process used by management in determining the appropriate measurement date for various option grants and reviewing modifications to determine if they were appropriately accounted for at the date of modification.

Improper Measurement Dates

The measurement date is the date on which the option is deemed granted under applicable accounting principles, which for all relevant periods was APB 25, and is the first date on which all of the following are known: (1) the individual who is entitled to receive the option grant; (2) the number of options that an individual is entitled to receive; and (3) the option’s exercise price.

Objective Evidence.

In determining the appropriate measurement date of an option grant, CNET Networks considered meeting minutes of the Compensation Committee or Board of Directors, and/or Unanimous Written Consents (UWCs) of the Compensation Committee, in addition to the following data:

•	reports on Form 4 filed with the SEC;

•	contemporaneous emails;

•	personnel files;

•	payroll records; and

•	various records maintained by CNET Networks’ Human Resources department.

In instances where a combination of the data outlined above was available, CNET Networks was able to determine a more appropriate measurement date using clear and objective data. Based on an evaluation of this data, CNET Networks concluded that the measurement date for certain grants was actually subsequent to the stated grant date, resulting in new measurement dates for the related options. Sufficient objective evidence was generally available for most of CNET Networks’ annual incentive grants, grants to new employees, certain promotion grants and grants to members of the Board of Directors. Total stock compensation expense recognized based on objective evidence of a more appropriate measurement date was $84.0 million of the total $95.9 million recognized related to improper measurement dates.

Subjective Evidence

For certain grants there was not a sufficient combination of objective evidence to support the original measurement date or determine the precise date when the number of options and exercise price were finalized. The majority of grants in this category were options granted in connection with promotions for the years 1996 to 2001, one company-wide grant and one grant to a former executive. Sufficient objective evidence was available for options granted in connection with stock options granted from 2002 onwards to allow us to determine the appropriate measurement dates. In order to ensure that CNET Networks reviewed an appropriate amount of promotion grants, management reviewed all promotion grants made during 1998 and 1999 as all of these grants were referenced in UWCs, and all promotion grants in 1996, 1997, 2000 and 2001 for which 100,000 or more options were granted on a single day.

For grants where there was not a sufficient combination of objective evidence to support the original measurement date or to determine the precise date when the number of options and exercise price were finalized; management considered all available relevant information to form a reasonable conclusion as to the most likely measurement date for these grants, and when there was no evidence to indicate one date was more likely the true measurement date, CNET Networks calculated compensation expense utilizing the median closing price of the stock over the likely period in which the measurement date occurred. CNET Networks believes that the use of the median closing price gives a more reasonable approximation of the compensation expense related to these options than the amount calculated using either the high or the low closing price during the period as there is no evidence to indicate that either the date on which the high or the low closing price occurred was a better indication of the true measurement date.

Total stock compensation expense recognized based on subjective evidence of a more appropriate measurement date was $11.9 million of the total $95.9 million recognized related to improper measurement dates. The paragraphs below describe the methodology when subjective evidence was used to determine the measurement date for options which fell into the categories described above.

Dates with 100,000 or more promotion grants

CNET Networks’ review of all promotion grants of 100,000 or more options on a single day for all periods from 1996 to 2001 resulted in the review of nine option grant dates on which a total of 2.4 million options were granted.

For all promotion grants reviewed from 1996 to 2001 where sufficient objective evidence existed to support a measurement date, CNET Networks used a combination of meeting minutes, UWCs and contemporaneous emails to determine that the average period between the original grant date and the corrected or revised measurement date was approximately 90 days. Using this 90 day average period management reviewed alternative measurement dates for grant dates with 100,000 or more promotion grants utilizing measurement dates that corresponded to either the low, median or high closing price over the 90-day average promotion approval period.

1998 and 1999 Promotion Grants

For promotion grants in 1998 and 1999 CNET Networks was able to find more evidence to support measurement dates than available for the promotion grants in 1996, 1997, 2000 and 2001. In 1998 and 1999, CNET Networks periodically sent UWCs to the members of the Compensation Committee of the Board of Directors for the purpose of authorizing a total of 1.1 million options (excluding the grant to one executive described below). In all but one instance, the final approval date of the UWCs could not be determined although there was evidence to support when the UWCs were distributed to the Compensation Committee members. Based on the fact that CNET Networks found evidence that both Compensation Committee members returned one UWC within three days during this time frame, and the Directors were located close to CNET Networks’ headquarters, CNET Networks has no reason to believe the Compensation Committee members were not timely in returning UWCs. For purposes of calculating compensation expense related to these options, CNET Networks determined that a seven day time period was a reasonable estimate of when UWCs would be returned. CNET Networks evaluated its low, median and high closing stock prices over a seven-day time period after the date of the cover letter for the UWCs.

Other Grants

For one company-wide grant of 1.9 million options and one grant to a former executive of 128,000 options, there was not sufficient objective evidence to support the original measurement date or to determine a precise measurement date for either grant. Using a combination of UWCs, meeting minutes and contemporaneous emails CNET Networks was able to determine the likely periods during which the measurement date occurred. In determining the intrinsic value for these grants management reviewed alternatives utilizing measurement dates that corresponded to either the low, median or high closing price during the likely periods in which the measurement date occurred.

CNET Networks believes the methodology CNET Networks selected for each affected option grant was the most appropriate in the absence of sufficient objective data for these grants. In selecting the most appropriate methodologies, CNET Networks also noted that the selection of the other alternatives considered would not have had a significant impact on operating income (loss) in comparison to the alternative selected.

Modifications

The review identified various option modifications which generally related to accelerated vesting of certain option grants at the time of an employee’s termination and to extensions of the time period to exercise grants following termination. In certain instances where these change were made, CNET Networks did not treat the change as a modification, which requires a new measurement date.

Total additional stock compensation expense recorded in connection with option modifications was $10.5 million. Of this charge, $9.9 million relates to the modification of a grant made to a former executive who left CNET Networks in November 2000.

Other Adjustments and Reclassifications in CNET Networks’ Restated Financial Statements

Other Adjustments

In connection with the restatement, CNET Networks made certain additional adjustments in its historical consolidated financial statements that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered by management to be material to the consolidated financial statements. These adjustments consisted of reclassifications of certain foreign transactional taxes on the consolidated statements of operations and other tax reclassifications on the consolidated balance sheets; and other adjustments to operating expenses for previously known errors and corrections to the provision for income tax resulting from computational errors. These adjustments resulted in reductions to previously reported income before income taxes of $1.7 million and $0.6 million for the years ended December 31, 2005 and 2004, respectively, and in reductions to previously reported loss before income taxes of $0.2 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively. The net effect of these adjustments on loss before income taxes for the year ended December 31, 2001 was negligible.

Reclassification of Foreign Transactional Tax

In 2005, 2004, 2003, 2002 and 2001 CNET Networks erroneously recorded a transactional tax in a foreign jurisdiction as a reduction of revenues. As part of this restatement, CNET Networks is reclassifying these charges from revenues to sales and marketing expense. As a result of these reclassifications, restated revenues increased by $1.3 million, $0.9 million, $0.7 million, $0.7 million and $0.5 million for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively, representing an increase to revenues of less than one-half of one percent for each period. There was no impact on cash or accounts receivable for any period.

Income Tax Adjustments

Income tax expense (benefit) changes resulted primarily from the correction of computational errors and certain reclassifications. CNET Networks has adjusted previously recognized income tax benefits and net operating loss carryforwards as a result of certain stock options that were granted to certain executive officers with exercise prices that were less than the fair market value of its common stock on the actual date of grant, and therefore, did not qualify as deductible performance-based compensation in accordance with Internal Revenue Code section 162(m), or IRC 162(m). These adjustments were not material to either reported tax expense (benefit) or to net operating loss carryforwards.

In conjunction with the restatement, CNET Networks completed a thorough review of its tax accounts and made certain adjustments to increase deferred tax items which were substantially offset by a corresponding increase to the valuation allowance. The impact on CNET Networks’ consolidated statements of operations and balance sheets was negligible.

The following table sets forth the impact of the non-cash charges for stock compensation expense and the other adjustments and reclassifications for the years ended December 31, 2005, 2004, 2003, 2002, 2001, 2000, 1999, 1998, 1997 and 1996:

(in thousands)	Year Ended December 31,
	2005	2004	2003	2002	2001
Stock compensation expense adjustments:
Stock compensation expense	$6,357	$8,991	$8,175	$22,866	$18,909
Capitalized compensation expense	(13)	—	(29)	(271)	(507)
Related payroll tax expense	83	128	12	—	—

Total stock compensation expense adjustments	6,427	9,119	8,158	22,595	18,402

Reclassification of foreign transactional tax:
Revenues	(1,258)	(887)	(651)	(681)	(461)
Sales and marketing	1,545	1,075	738	681	548
Income tax (benefit)	(287)	(188)	(87)	—	(87)

Total reclassification of foreign transactional tax	—	—	—	—	—

Other adjustments, net	1,724	589	(198)	(381)	(105)
Other income tax adjustments	(41)	138	(414)	(239)	(714)

Total decreases to net income and increases to net loss from all restatement adjustments	$8,110	$9,846	$7,546	$21,975	$17,583

(in thousands)	Year Ended December 31,
	2000	1999	1998	1997	1996
Stock compensation expense adjustments:
Stock compensation expense	$23,862	$12,940	$3,443	$795	$151
Capitalized compensation expense	—	—	—	—	—
Related payroll tax expense	—	—	—	—	—

Total stock compensation expense adjustments	23,862	12,940	3,443	795	151

Reclassification of foreign transactional tax:
Revenues	—	—	—	—	—
Sales and marketing	—	—	—	—	—
Income tax (benefit)	—	—	—	—	—

Total reclassification of foreign transactional tax	—	—	—	—	—

Other adjustments, net	—	—	—	—	—
Other income tax adjustments	(2,685)	(843)	—	—	—

Total decreases to net income and increases to net loss from all restatement adjustments	$21,177	$12,097	$3,443	$795	$151

Certain amounts in Notes 3, 4, 6, 8, 10, 12 and 13 have been restated to reflect the restatement adjustments described above.

The following table sets forth the impact of the non-cash charges for stock compensation expense and the other adjustments and reclassifications on CNET Networks’ historical statements of operations for each of the three years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,
	2005			2004			2003
	(in thousands , except per share data )
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenues:
Interactive	$324,107	$396	$324,503	$256,245	$47	$256,292	$196,990	$(11)	$196,979
Publishing	28,844	862	29,706	34,911	764	35,675	49,250	639	49,889

Total revenues	352,951	1,258	354,209	291,156	811	291,967	246,240	628	246,868
Operating expenses :
Cost of revenues (1)	161,462	2,028	163,490	144,312	2,591	146,903	138,305	2,114	140,419
Sales and marketing (1)	79,136	2,954	82,090	73,268	1,911	75,179	68,827	1,657	70,484
General and administrative (1)	44,097	4,119	48,216	38,105	5,698	43,803	36,272	4,950	41,222
Depreciation	16,971	360	17,331	19,432	172	19,604	17,348	403	17,751
Amortization of intangible assets	10,001	73	10,074	5,895	82	5,977	6,304	7	6,311
Asset impairment	1,829	—	1,829	—	—	—	—	—	—
Goodwill impairments	10,068	360	10,428	8,931	—	8,931	—	—	—

Total operating expenses	323,564	9,894	333,458	289,943	10,454	300,397	267,056	9,131	276,187

Operating income (loss)	29,387	(8,636)	20,751	1,213	(9,643)	(8,430)	(20,816)	(8,503)	(29,319)
Non-operating income (expense):
Realized gains on sales of investments	1,913	—	1,913	16,605	—	16,605	—	—	—
Impairment of privately held investments	(2,083)	—	(2,083)	(1,753)	—	(1,753)	—	—	—
Interest income	1,989	—	1,989	1,872	—	1,872	2,205	—	2,205
Interest expense	(3,086)	—	(3,086)	(6,149)	—	(6,149)	(6,932)	203	(6,729)
Other, net	(179)	198	19	(136)	(253)	(389)	(87)	253	166

Total non-operating income (expense)	(1,446)	198	(1,248)	10,439	(253)	10,186	(4,814)	456	(4,358)

Income (loss) before income taxes	27,941	(8,438)	19,503	11,652	(9,896)	1,756	(25,630)	(8,047)	(33,677)
Income tax expense (benefit)	248	(328)	(80)	(33)	(50)	(83)	660	(501)	159

Net income (loss)	$27,693	$(8,110)	$19,583	$11,685	$(9,846)	$1,839	$(26,290)	$(7,546)	$(33,836)

Basic net income (loss) per share	$0.19	$(0.06)	$0.13	$0.08	$(0.07)	$0.01	$(0.19)	$(0.05)	$(0.24)

Diluted net income (loss) per share	$0.18	$(0.05)	$0.13	$0.08	$(0.07)	$0.01	$(0.19)	$(0.05)	$(0.24)

Shares used in calculating basic net income (loss) per share	146,063	(33)	146,030	143,290	(1,128)	142,162	140,235	(1,108)	139,127

Shares used in calculating diluted net income (loss) per share	153,120	(505)	152,615	150,314	(2,297)	148,017	140,234	(1,107)	139,127

(1)	Stock compensation expense included in CNET Networks’ restated statements of operations are as follows:

(in thousands)	Year Ended December 31,
	2005	2004	2003
Cost of revenues	$1,664	$2,431	$2,304
Sales and marketing	743	988	1,016
General and administrative	3,937	5,572	4,826

	$6,344	$8,991	$8,146

The following table sets forth the impact of the non-cash charges for stock compensation expense and the other adjustments and reclassifications on the consolidated balance sheets as of December 31, 2005 and 2004:

(in thousands, except per share data)	December 31,
	2005			2004
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
ASSETS
Current assets:
Cash and cash equivalents	$55,895	$—	$55,895	$29,560	$—	$29,560
Investments in marketable debt securities	41,591	—	41,591	22,193	—	22,193
Accounts receivable, net	85,312	—	85,312	66,712	—	66,712
Other current assets	13,299	1,038	14,337	15,155	—	15,155

Total current assets	196,097	1,038	197,135	133,620	—	133,620

Restricted cash	2,248	—	2,248	19,774	—	19,774
Investments in marketable debt securities	12,432	—	12,432	22,199	—	22,199
Property and equipment, net	56,891	874	57,765	48,989	1,221	50,210
Other assets	18,465	483	18,948	21,722	—	21,722
Intangible assets, net	37,113	267	37,380	34,756	340	35,096
Goodwill	131,694	(2,036)	129,658	126,287	(429)	125,858

Total assets	$454,940	$626	$455,566	$407,347	$1,132	$408,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,330	$—	$8,330	$6,903	$—	$6,903
Revolving credit facility	—	—	—	5,000	—	5,000
Accrued liabilities	50,887	1,253	52,140	61,992	(206)	61,786
Current portion of long-term debt	2,652	—	2,652	4,007	—	4,007

Total current liabilities	61,869	1,253	63,122	77,902	(206)	77,696

Non-current liabilities:
Long-term debt	139,114	—	139,114	135,614	—	135,614
Other liabilities	794	—	794	252	—	252

Total liabilities	201,777	1,253	203,030	213,768	(206)	213,562

Stockholders’ equity:
Common stock; $0.0001 par value; 400,000 shares authorized; 148,685 outstanding at December 31, 2005 and 143,328 outstanding at December 31, 2004	15	—	15	14	—	14
Additional paid-in-capital	2,752,208	104,967	2,857,175	2,719,576	104,411	2,823,987
Deferred stock compensation	—	(2,871)	(2,871)	—	(8,460)	(8,460)
Accumulated other comprehensive loss	(13,394)	—	(13,394)	(12,652)	—	(12,652)
Treasury stock, at cost, 1,510 shares at December 31, 2005 and 1,128 at December 31, 2004	(30,453)	—	(30,453)	(30,453)	—	(30,453)
Accumulated deficit	(2,455,213)	(102,723)	(2,557,936)	(2,482,906)	(94,613)	(2,577,519)

Total stockholders’ equity	253,163	(627)	252,536	193,579	1,338	194,917

Total liabilities and stockholders’ equity	$454,940	$626	$455,566	$407,347	$1,132	$408,479

The consolidated statements of stockholders’ equity have been restated to reflect the impact of the restatement adjustments on the consolidated stockholders’ equity amounts shown above.

The non-cash charges for stock compensation expense and other adjustments and reclassifications had no impact on cash balances. The following table sets forth the revised presentation resulting from the non-cash charges for stock compensation expense and the correction of other errors on CNET Networks’ consolidated statement of cash flows for each of the years in the three years ended December 31, 2005.

(In thousands)	Year Ended December 31
	2005			2004			2003
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net income (loss)	$27,693	$(8,110)	$19,583	$11,685	$(9,846)	$1,839	$(26,290)	$(7,546)	$(33,836)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,972	433	27,405	25,327	254	25,581	23,652	410	24,062
Asset impairments	11,897	360	12,257	8,931	—	8,931	—	—	—
Asset disposals	133	—	133	433		433	(247)	—	(247)
Deferred taxes	—	159	159	153	—	153	—	—	—
Noncash interest	290	—	290	733	—	733	831	—	831
Loss on debt retirement	—		—	950	—	950	—	—	—
Noncash stock compensation	—	6,344	6,344	—	8,991	8,991	53	8,146	8,199
Provision for doubtful accounts	1,769	—	1,769	3,513	—	3,513	2,579	—	2,579
Gain on sale of privately held investments	(1,913)	—	(1,913)	(16,605)	—	(16,605)	(10)	—	(10)
Impairment of privately held investments	2,083	—	2,083	1,753	—	1,753	—	—	—
Equity in losses of investees	382	(382)	—	—	—	—	—	—	—
Changes in operating assets and liabilities, net of acquisitions:									—
Accounts receivable	(19,958)	—	(19,958)	(14,463)	—	(14,463)	(902)	—	(902)
Other assets	1,604	(263)	1,341	(2,453)	78	(2,375)	3,360	—	3,360
Accounts payable	1,415	—	1,415	(1,875)	(78)	(1,953)	2,195	—	2,195
Accrued liabilities	(7,329)	(291)	(7,620)	(5,384)	462	(4,922)	(11,166)	(807)	(11,973)
Other liabilities	(60)	—	(60)	(1,575)	—	(1,575)	(983)	—	(983)

Net cash provided by (used in) operating activities	44,978	(1,750)	43,228	11,123	(139)	10,984	(6,928)	203	(6,725)

Cash flows from investing activities:
Purchase of marketable debt securities	(58,803)	—	(58,803)	(40,108)	—	(40,108)	(51,875)	—	(51,875)
Proceeds from sale of marketable debt securities	54,049	(5,000)	49,049	47,522	—	47,522	81,389	—	81,389
Proceeds from sale of privately held companies	1,913	—	1,913	18,022	—	18,022	—	—	—
Investments in privately held companies	(1,934)	—	(1,934)	(2,600)	—	(2,600)	—	—	—
Proceeds from asset sales	—	—	—	—	—	—	247	—	247
Release of restricted funds	12,526	5,000	17,526	—	—	—	—	—	—
Cash paid for acquisitions, net of cash acquired	(25,105)	—	(25,105)	(75,635)	—	(75,635)	(2,938)	—	(2,938)
Capital expenditures	(25,109)	1,750	(23,359)	(14,214)	(125)	(14,339)	(11,694)	61	(11,633)

Net cash provided by (used in) investing activities	(42,463)	1,750	(40,713)	(67,013)	(125)	(67,138)	15,129	61	15,190

Cash flows from financing activities:
Payments received on stockholders’ notes	—			137	—	137	260	—	260
Net proceeds from employee stock purchase plan	1,266	—	1,266	1,032	—	1,032	652	—	652
Net proceeds from exercise of stock options	29,417	—	29,417	8,874	—	8,874	9,496	—	9,496
Proceeds from borrowings on revolving credit facility	—	—	—	5,000	—	5,000	—	—	—
Proceeds from borrowings	—	—	—	120,800	—	120,800	—	—	—
Principal payments on capital leases, borrowings and debt retirement	(5,873)	—	(5,873)	(114,032)	—	(114,032)	(536)	—	(536)

Net cash provided by financing activities	24,810	—	24,810	21,811	—	21,811	9,872	—	9,872

Net increase (decrease) in cash and cash equivalents	27,325		27,325	(34,079)	(264)	(34,343)	18,073	264	18,337
Effect of exchange rate differences on cash and cash equivalents	(990)	—	(990)	(2,274)	264	(2,010)	641	(264)	377
Cash and cash equivalents at the beginning of the period	29,560	—	29,560	65,913	—	65,913	47,199	—	47,199

Cash and cash equivalents at the end of the period	$55,895	$—	$55,895	$29,560	$—	$29,560	$65,913	$—	$65,913

Supplemental disclosure of cash flow information:
Interest paid	$2,253	—	$2,253	$5,470	—	$5,470	$5,786	—	$5,786
Taxes paid (refunded)	$2,993	—	$2,993	$1,802	—	$1,802	$(8,612)	—	$(8,612)
Supplemental disclosure of noncash transactions:
Issuance of common stock for acquisitions	$1,956	—	$1,956	$500	—	$500	$—	—	$—
Issuance of note payable for acquisitions	$3,500	—	$3,500	$10,000	—	$10,000	$—	—	$—

(3) BALANCE SHEET COMPONENTS

The following table summarizes certain balance sheet components:

(in thousands)	December 31,
	2005	2004
Cash and cash equivalents:
Commercial paper	$16,308	$—
Money market mutual funds	16,505	916
Cash	23,082	28,644

Cash and cash equivalents	$55,895	$29,560

Accounts receivable:
Accounts receivable	$92,760	$77,261
Allowance for doubtful accounts	(7,448)	(10,549)

Accounts receivable, net	$85,312	$66,712

Property and equipment: (as restated)
Buildings	$2,387	$2,249
Computer equipment	43,240	29,702
Furniture and equipment	8,513	7,934
Software and website development	37,671	35,117
Leasehold improvements	26,454	25,900
Assets in progress	2,962	386

	121,227	101,288

Less accumulated depreciation and amortization	(63,462)	(51,078)

Property and equipment, net	$57,765	$50,210

Accrued liabilities: (as restated)
Compensation and related benefits	$20,625	$14,446
Marketing and advertising	1,806	1,247
Deferred revenue	12,656	14,623
Tax-related liabilities	3,382	7,775
Acquisition purchase price payable	1,456	7,117
Other	12,215	16,578

Accrued liabilities	$52,140	$61,786

(4) ACQUISITIONS

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

Under the purchase method of accounting, the total purchase prices as of the dates of acquisition have been allocated to assets and liabilities based on management’s estimate of fair value. The purchase price of CNET Networks’ acquisitions exceeded the fair value of the related net tangible and identifiable intangible assets because CNET Networks believes these acquisitions will assist with its strategy of establishing and expanding its global online content environments. The purchase consideration has been allocated to the estimated fair values of the assets acquired and liabilities assumed for these acquisitions at the dates of acquisition as follows:

	2005		2004		2003
(in thousands)	Acquired Assets and Liabilities	Weighted Average Life	Acquired Assets and Liabilities	Weighted Average Life	Acquired Assets and Liabilities	Weighted Average Life
Cash acquired	$378		$2,258		$—
Tangible assets acquired	485		4,955		435
Amortizable intangible assets:
Trade names	2,771	7 years	6,136	6 years	167	3 years
Existing technology	5,750	3 years	2,100	3 years	125	3 years
Registered Users	350	6 years	—		85	3 years
Publishing Rights	—		1,078	3 years	—
Existing relationships	1,449	6 years	13,410	7 years	—
Content	1,196	3 years	1,662	3 years	465	3 years
Noncompete agreements	98	3 years	500	2 years	—
Goodwill	15,304		73,059		2,392

Total assets acquired	27,781		105,158		3,669
Liabilities assumed	(1,206)		(6,997)		(545)

Net assets acquired	$26,575		$98,161		$3,124

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

The excess of the purchase consideration over the fair value of the net assets acquired for all 2005 acquisitions has been allocated to goodwill. The amount of $15.3 million has been allocated to goodwill, of which $4.4 million is deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment at least annually.

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

(in thousands, except per share data)	Year Ended December 31,
	2004	2003
	(as restated)	(as restated)
Revenue	$298,528	$254,841
Net loss	$(126)	$(35,588)
Basic net loss per share:	$(0.00)	$(0.26)
Diluted net loss per share	$(0.00)	$(0.26)

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

(5) MARKETABLE DEBT SECURITIES

The following is a summary of available-for-sale marketable debt investments:

(in thousands)	Year Ended December 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate obligations	$19,413	$—	$(14)	$19,399
Federal agency mortgage backed securities	22,288	—	(96)	22,192

	41,701	—	(110)	41,591

Long-term investments
Corporate obligations	7,467	—	(21)	7,446
Federal agency mortgage backed securities	5,002	—	(16)	4,986

	12,469	—	(37)	12,432

	$54,170	$—	$(147)	$54,023

	Year Ended December 31, 2004
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate obligations	$9,267	$—	$(58)	$9,209
Federal agency mortgage backed securities	13,072	—	(88)	12,984

	22,339	—	(146)	22,193

Long-term investments
Corporate obligations	1,049	—	(9)	1,040
Federal agency mortgage backed securities	21,317	—	(158)	21,159

	22,366	—	(167)	22,199

	$44,705	$—	$(313)	$44,392

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

Corporate Obligations

CNET Networks’ unrealized losses on corporate obligations were caused by interest rate increases. The contractual terms of these investments do not permit the investments to settle at a price less than the amortized cost of the investments. The credit ratings on these obligations are either AAA, AA, or A rated (S&P). As the decline in market value is attributable to changes in interest rates and not credit quality and because CNET Networks has sufficient cash balances and credit facility availability, and since CNET Networks has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider these investments to be other than temporarily impaired at December 31, 2005.

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

(6) GOODWILL AND INTANGIBLE ASSETS

Acquired Intangible Assets

The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(as restated)	(as restated)	(as restated)
December 31, 2005
Amortized intangible assets:
Tradenames/trademarks	$41,574	$(25,424)	$16,150
Existing relationships	15,331	(2,928)	12,403
Developed technology	8,475	(2,877)	5,598
Content	3,358	(1,538)	1,820
Other	2,777	(1,368)	1,409

Total	$71,515	$(34,135)	$37,380

December 31, 2004
Amortized intangible assets:
Tradenames/trademarks	$36,467	$(21,340)	$15,127
Existing relationships	13,513	(776)	12,737
Developed technology	2,725	(854)	1,871
Content	2,127	(443)	1,684
Other	4,534	(857)	3,677

Total	$59,366	$(24,270)	$35,096

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

(in thousands) (as restated)
2006	$10,450
2007	8,679
2008	6,307
2009	4,949
2010	4,308
Thereafter	2,687

$37,380

Goodwill

The following table sets forth the changes in goodwill by reporting unit for the years ended December 31, 2005 and 2004:

(in thousands)	Total	U.S. Media	Computer Shopper	Channel Services	Asia	Europe
	(as restated)	(as restated)	(as restated)
Balance as of December 31, 2003	$61,048	$31,040	$19,659	$5,209	$3,259	$1,881
Acquisitions and foreign currency translation adjustments	73,741	57,996	—	465	14,920	360
Impairment	(8,931)	—	(8,931)	—	—	—

Balance as of December 31, 2004	125,858	89,036	10,728	5,674	18,179	2,241
Acquisitions and foreign currency translation adjustments	14,599	7,400	—	(48)	7,474	(227)
Tax benefit recognition	(371)	(371)
Impairment	(10,428)		(10,428)	—	—	—

Balance as of December 31, 2005	$129,658	$96,065	$300	$5,626	$25,653	$2,014

The U.S. Media, Computer Shopper and Channel Services reporting units operate in the U.S. Media segment and the Asia and Europe reporting units operate in the International segment. The increase in goodwill in 2005 is due to acquisitions primarily of PCHome.

Impairments

At August 31, 2005 and 2004, CNET Networks performed its annual evaluation of the carrying value of goodwill and other intangible assets of each of its reporting units compared to their fair value under the provisions of Statement of Financial Accounting Standards No. 142. These evaluations were prepared based on CNET Networks’ current and projected performance for the identified reporting units. The fair value of CNET Networks’ reporting units was determined using a combination of the cash flow and market comparable approaches. Based on this evaluation at August 31, 2005, CNET Networks determined that the fair value exceeded the carrying value of goodwill and other intangible assets for each of its reporting units, except the Computer Shopper reporting unit in which the fair value was less than the carrying value as of that date. Other intangible assets were valued using a combination of the income approach and relief from royalty method.

The Computer Shopper reporting unit is a print publishing business within the U.S. Media segment. As the trend of migration of advertising spending from print to online continues, the reduction in forecasted revenues of Computer Shopper resulted in a decrease in the estimated future cash flows of the reporting unit. The results of the August 31, 2005 impairment test indicated the carrying value of goodwill for the Computer Shopper reporting unit exceeded its implied fair value, and an impairment charge was required. On February 2, 2006, CNET Networks agreed to sell the Computer Shopper magazine. The sale price indicated that at December 31, 2005, the carrying value of the reporting unit was in excess of the fair value and an additional impairment charge was required. As a result, impairment charges of $10.7 million were recorded for the year, of which $10.4 million related to goodwill and $0.3 million to tradenames.

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

Based on the annual analysis performed at August 31, 2004, CNET Networks determined that the fair value exceeded the carrying value of goodwill and other intangible assets for each of its reporting units.

(7) DEBT

Notes Payable

Below is a summary of CNET Networks’ debt:

	December 31,
(in thousands)	2005	2004
0.75% Convertible Senior Notes	$125,000	$125,000
Other obligations	16,766	14,621

	141,766	139,621
Less current maturities	(2,652)	(4,007)

	$139,114	$135,614

In April 2004, CNET Networks sold $125.0 million of 0.75% Convertible Senior Notes due 2024 to qualified institutional buyers in a private placement, which resulted in net proceeds of approximately $120.8 million after transaction costs of approximately $4.2 million. The notes are convertible, under certain circumstances, for shares of CNET Networks’ common stock based on a conversion price of approximately $15.00 per share. The notes may be called by CNET Networks at any time after five years from date of issuance, and may be put to CNET Networks by the holders in five, ten and fifteen years. If a holder of a note exercises their put right in the fifth year of the notes, the earliest date a note would be due is on April 15, 2009, which is when CNET Networks considers the principal payment due in full. Interest is payable semi-annually on April 15 and October 15. These notes were registered with the Securities and Exchange Commission, or SEC, through the filing of a Registration Statement on Form S-3, which was declared effective on June 21, 2004.

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

$141,766

Revolving Credit Facility

On October 14, 2004, CNET Networks entered into a $30.0 million, 2-year credit agreement with Bank of America, N.A (“credit facility”). The borrowings may be drawn down as revolving loans or as term loans when the purpose is to fund a permitted acquisition. Interest rates applicable to amounts outstanding under term loans or revolvers are, at CNET Networks’ option, either the base rate or the Eurodollar rate, where the base rate is the higher of the Federal Funds rate plus 0.5% and the lender’s prime rate, and the Eurodollar rate is LIBOR plus 1.25%. The credit facility carries a non-use fee of 0.275%. The borrowings are collateralized by security interests in most of CNET Networks’ assets, excluding goodwill and certain intangible assets. At December 31, 2005, assets with a value of $299.8 million were security interests under this agreement. There was no balance outstanding under this credit facility at December 31, 2005. Unused borrowing under the credit facility credit at December 31, 2005 totaled $30.0 million. The credit agreement contains restrictive covenants with which CNET Networks must comply. These restrictive covenants, in some circumstances, limit the incurrence of additional indebtedness, payment of dividends, transactions with affiliates, asset purchases and sales, mergers, acquisitions, prepayment of other indebtedness, liens and encumbrances. Additionally, CNET Networks is required to meet certain financial tests, including minimum levels of consolidated EBITDA (as defined in the agreement), consolidated net income, and unrestricted net liquidity. CNET Networks was in compliance with all covenants at December 31, 2005.

Letters of Credit

CNET Networks has $17.2 million of letters of credit outstanding at December 31, 2005. Approximately, $2.2 million of these letters of credit are collateralized by deposits in escrow used primarily as deposits associated with benefit plans. The remaining $15.0 million of letters of credit outstanding relates to a security deposit in connection with the assumed guarantee of the obligations of Ziff Davis Media Inc. (see also Note (11), Guarantees).

(8) INCOME TAXES

The components of income (loss) before income taxes are as follows:

(in thousands)	Year Ended December 31,
	2005	2004	2003
	(as restated)	(as restated)	(as restated)
United States	$22,682	$12,018	$(18,986)
Foreign	(3,179)	(10,262)	(14,691)

Income (loss) before income taxes	$19,503	$1,756	$(33,677)

The expense (benefit) from income taxes is as follows:

(in thousands)	Year Ended December 31,
	2005	2004	2003
	(as restated)	(as restated)	(as restated)
Current:
Federal	$370	$—	$(51)
State	770	712	(189)
Foreign	(957)	(795)	399

Total current	183	(83)	159

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(263)	—	—

Total deferred	(263)	—	—

	$(80)	$(83)	$159

The reconciliation of the expected statutory federal income tax rate of 35% to CNET Networks’ actual tax rate is presented in the following schedule:

	Year Ended December 31,
	2005	2004	2003
	(as restated)	(as restated)	(as restated)
Income tax expense at statutory rate	35.0%	35.0%	35.0%
Non deductible goodwill amortization and impairment	18.2%	160.2%	(1.0)%
Permanent differences	3.5%	(38.3)%	(1.1)%
State and foreign tax	5.7%	(11.2)%	(0.8)%
Other	(3.4)%	—%	0.4%
Valuation allowance	(59.4)%	(150.4)%	(33.0)%

Effective tax rate	(0.4)%	(4.7)%	(0.5)%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are presented below:

(in thousands)	Year Ended December 31,
	2005	2004	2003
	(as restated)	(as restated)	(as restated)
Net operating loss carryforwards	$186,196	$183,270	$170,091
Properties and intangibles	90,174	102,829	111,015
Reserves and accruals (current)	5,362	7,952	8,697
Deferred loss from privately held investments	44,550	44,396	45,698
Stock option compensation	15,573	16,483	15,540
Tax credit carryforwards	2,630	2,630	2,630
State taxes	51	—	(69)
Other	(930)	(468)	62

	343,606	357,092	353,664
Less valuation allowance	(343,150)	(357,199)	(353,664)

	$456	$(107)	$—

The net change in the valuation allowance for the year ended December 31, 2005 was a decrease of $14.0 million. The net change in the valuation allowance for the year ended December 31, 2004 was an increase of $3.5 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Income tax expense has been recorded based on an effective tax rate for the year ended December 31, 2005. The estimated tax rate has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and accordingly, a full valuation allowance has been provided. In the event the tax benefits relating to the valuation allowance are realized $34.3 million of such benefits would reduce goodwill. Additionally, $16.7 million of valuation allowances related to stock option compensation deductions would be credited to paid in capital in the event the related tax benefits are realized.

At December 31, 2005, CNET Networks had U.S. federal net operating losses of $434.7 million. These losses may be subject to limitations on their utilization due to change in ownership and will expire in varying amounts beginning in 2010 through 2025. CNET Networks also has California state net operating losses of $133.2 million which losses may also be subject to limitations on their utilization due to change in ownership and will expire in varying amounts beginning in 2006 through 2015. CNET Networks also has cumulative foreign net operating losses of $79.3 million. Operating losses generated in 2005 were primarily related to amortization of intangible assets, losses from operations and deductions related to employee stock option exercises.

CNET Networks has Federal research credit carryforwards totaling approximately $1.9 million, which will expire in varying amounts beginning in 2010 through 2022. CNET Networks also has California research credit carryforwards totaling approximately $1.1 million, which will carry forward indefinitely until utilized.

CNET Networks has reviewed Internal Revenue Code Section 965 relating to the tax consequences of the repatriation of foreign earnings and believes that at this time those provisions will have no impact on CNET Networks.

(9) STOCKHOLDERS’ EQUITY

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

(10) NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per share:

(in thousands, except share and per share data)	Year Ended December 31,
	2005	2004	2003
	(as restated)	(as restated)	(as restated)

Income (loss) available to common stockholders	$19,583	$1,839	$(33,836)

Weighted average shares - basic	146,030	142,162	139,127
Stock options	6,585	5,855	—

Weighted average shares - diluted	152,615	148,017	139,127

Basic income (loss) per common share	$0.13	$0.01	$(0.24)

Diluted income (loss) per common share	$0.13	$0.01	$(0.24)

Diluted net income per share for the year ended December 31, 2005 does not include the effect of 5,603,249 common shares related to options with a weighted average exercise price of $17.11, because their effect is anti-dilutive. Diluted net income per share for the year ended December 31, 2005 also does not include the effect of 8,333,337 common shares related to the 0.75% Convertible Senior Notes, issued in April 2004, with an average conversion price of $15.00 because their effect is anti-dilutive.

Diluted net income per share for the year ended December 31, 2004 does not include the effect of 5,456,322 common shares related to options with a weighted average exercise price of $15.47, because their effect is anti-dilutive. Diluted net income per share for the year ended December 31, 2004 does not include the effect of 5,648,151 common shares related to the 0.75% Convertible Senior Notes, issued in April 2004, with an average conversion price of $15.00 because their effect is anti-dilutive. Also not included in diluted net income for the year ended December 31, 2004 is the effect of 1,317,438 common shares related to the 5% Convertible Subordinated Notes, which were redeemed in June 2004, with an average conversion price of $37.41 because their conversion price was greater than the average fair market value of common stock for the period.

Diluted net income per share for the year ended December 31, 2003 does not include the effect of 7,383,672 common shares related to options with a weighted average exercise price of $13.75 or 1,380 shares of unvested restricted stock with an average exercise price of $1.18 per share because their effect is anti-dilutive. Also not included is 3,040,242 common shares related to the 5% Convertible Subordinated Notes offering with an average conversion price of $37.41 per share because their conversion price was greater than the average fair market value of common stock for the period.

(11) COMMITMENTS AND CONTINGENCIES

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

The majority of the issuers, including CNET Networks, and their insurers have approved a settlement agreement and related agreements. The agreements set forth the terms of a settlement between CNET Networks, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Pursuant to those agreements, CNET Networks’ insurers would participate in an undertaking to guarantee a minimum recovery by the plaintiffs. Among other provisions, the settlement provides for a release of CNET Networks and the individual defendants for the conduct alleged in the action to be wrongful. CNET Networks would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims CNET Networks may have against its underwriters. The settlement agreement also provides for a “back-stop” guarantee from the issuers and their insurers pursuant to which they will pay the plaintiffs any shortfall between $1 billion and the amounts recovered in the ongoing litigation against the underwriters. It is anticipated that any potential financial obligation of CNET Networks to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, CNET Networks does not expect that the settlement will involve any payment by CNET Networks. Based on the amount of CNET Networks’ insurance and the agreement of the insurers to cover legal expenses after June 1, 2003, CNET Networks does not anticipate additional expenses or liability if the settlement is approved. CNET Networks currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and CNET Networks is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from CNET Networks’ insurance carriers should arise, CNET Networks’ maximum financial obligation to plaintiffs pursuant to the settlement agreement is less than $3.4 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. There is no assurance that the court will grant final approval to the settlement. If the settlement is not approved and CNET Networks is found liable, it is anticipated that any potential financial obligation of CNET Networks to plaintiffs will be covered by existing insurance. Regardless of whether the settlement is approved, and even if material limitations arise with respect to CNET Networks’ expected recovery of any potential obligations to plaintiffs from its insurance carriers, it is not expected that any payments required to be made by CNET Networks will be material.

On August 3, 2004, two private citizens filed an action, Cisneros, et al. v. Yahoo! Inc., et al., San Francisco Superior Court, Case No. CGC 04433518, against CNET Networks, and a number of other defendants claiming that the defendants posted website advertisements for Internet gambling sites in violation of California Business and Professions Code Section 17200. The plaintiffs sought a variety of remedies including disgorgement, restitution, and an injunction. In preliminary hearings, the court has ruled that disgorgement or restitution claims are limited. On December 1, 2005, plaintiffs filed a motion seeking a preliminary injunction. The case is at the preliminary stage and little discovery has been conducted. Accordingly, it is not possible to predict the impact of this litigation on CNET Networks’ financial results.

There are no other legal proceedings, other than those discussed in Note 15, to which CNET Networks is a party that are reasonably expected to be material to its business or financial condition.

(12) SEGMENTS AND GEOGRAPHIC INFORMATION

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

Summarized information by segment as excerpted from the internal management reports is as follows:

(in thousands)	U.S. Media	Inter- national Media	Other	Total
	(as restated)	(as restated)	(as restated)	(as restated)
Year Ended December 31, 2005
Revenues	$287,189	$67,020	$—	$354,209
Operating expenses	222,776	64,676	46,006	333,458

Operating income	$64,413	$2,344	$(46,006)	$20,751

Year Ended December 31, 2004
Revenues	$234,883	$57,084	$—	$291,967
Operating expenses	198,161	58,733	43,503	300,397

Operating income	$36,722	$(1,649)	$(43,503)	$(8,430)

Year Ended December 31, 2003
Revenues	$208,885	$37,983	$—	$246,868
Operating expenses	191,748	42,466	41,973	276,187

Operating income(loss)	$17,137	$(4,483)	$(41,973)	$(29,319)

Since operating income (loss) before depreciation, amortization, asset impairment and stock compensation expense is the measure of operating performance that management uses for making decisions and allocating resources, certain operating costs are not allocated across segments. These unallocated operating costs, included in “Other” in the tables above, represent all costs related to the realignment of CNET Networks’ business and all depreciation and amortization expenses, asset impairment charges, as well as stock compensation expense.

For the year ended December 31, 2005, “Other” included depreciation and amortization expenses of $27.4 million, an asset impairment charge of $12.2 million, and stock compensation expense of $6.4 million. For the year ended December 31, 2004, “Other” included depreciation and amortization expenses of $25.6 million, an asset impairment charge of $8.9 million and stock compensation expense of $9.0 million.

For the year ended December 31, 2003, “Other” included $9.8 million of realignment expenses, depreciation and amortization expenses of $24.0 million and $8.2 million of stock compensation expenses. The $9.8 million of realignment expenses consisted of $2.8 million of lease abandonment expense, $890,000 of costs associated with the termination of CNET Networks’ on-air radio operations, and $6.1 million of severance (relating to 135 employees). This $9.8 million of expense was included in the statement of operations as $3.9 million in cost of revenue, $925,000 in sales and marketing and $5.0 million in general and administrative expenses.

Assets are not allocated to segments for internal reporting purposes. Segment operating income (loss) before realignment expenses, impairment charges, and depreciation, amortization and stock compensation expense should not be considered a substitute for operating income, net income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

The following table presents revenues for groups of similar services:

(in thousands)	Year Ended December 31,
	2005	2004	2003
	(as restated)	(as restated)	(as restated)
Revenues:
Marketing services	$284,135	$223,530	$169,476
Licensing, fees and users	40,368	32,762	27,503

Interactive	324,503	256,292	196,979
Publishing	29,706	35,675	49,889

	$354,209	$291,967	$246,868

(1)	Marketing Services: sales of advertisements on CNET Networks’ Internet network through impression-based advertising (fees earned from the number of times an advertisement is viewed by users of its websites) and activity-based advertising (fees earned when CNET Networks’ users click on an advertisement or text link to visit the websites of CNET Networks’ merchant partners, or download a software application or a whitepaper).

(2)	Licensing, Fees and Users: licensing CNET Networks’ product database and online content, subscriptions to its online services, and other paid services.
(3)	Publishing: sales of advertisements in CNET Networks’ print publications, subscriptions and newsstand sales of publications, and custom publishing services.

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

Revenue is attributed to individual countries according to the international online property or print publication that generated the revenue. Identifiable assets are attributed to individual country by the legal entity that has title to the asset. International revenues accounted for 19%, 21% and 21% of net revenues during the years ended December 31, 2005, 2004 and 2003, respectively. No single foreign country accounted for more than 10% of net revenues for the year ended December 31, 2005.

The following table sets forth net revenues and long-lived assets information for geographic areas:

(in thousands)	U.S.	International	Total
	(as restated)	(as restated)	(as restated)
2005
Net revenues	$287,969	$66,240	$354,209
Long-lived assets	202,756	22,047	224,803
2004
Net revenues	$230,972	$60,995	$291,967
Long-lived assets	200,865	10,299	211,164
2003
Net revenues	$194,935	$51,933	$246,868
Long-lived assets	113,577	17,011	130,588

Long-lived assets consist of property and equipment, intangible assets and goodwill.

(13) QUARTERLY FINANCIAL DATA (unaudited)

This selected quarterly information has been restated for all quarters of 2005 and 2004 as a result of the restatement of CNET Networks’ financial results discussed in Note 2.

Quarterly Data	March 31, 2005			June 30, 2005
(in thousands, except per share data)	Previously Reported	Adjustments (6)	As Restated	Previously Reported	Adjustments (6)	As Restated
Revenues (5)	$74,712	$181	$74,893	$84,513	$319	$84,832

Operating expenses:
Cost of revenues	38,680	637	39,317	40,063	509	40,572
Sales and marketing	18,805	700	19,505	19,785	609	20,394
General and administrative	10,764	47	10,811	10,499	1,644	12,143
Depreciation	3,915	89	4,004	4,195	90	4,285
Amortization of intangible assets	2,135	18	2,153	2,370	18	2,388
Asset impairment	—	—	—	—	—	—

Total operating expenses	74,299	1,491	75,790	76,912	2,870	79,782

Operating income (loss)	413	(1,310)	(897)	7,601	(2,551)	5,050

Other income (expense):
Gain (loss) on investments (2) (3)	568	—	568	(198)	—	(198)
Interest income	363	—	363	521	—	521
Interest expense	(780)	—	(780)	(1,010)	—	(1,010)
Other, net	(85)	24	(61)	(55)	34	(21)

Total other income (expense)	66	24	90	(742)	34	(708)

Net income (loss) before income taxes	479	(1,286)	(807)	6,859	(2,517)	4,342

Income taxes (benefit)	96	(89)	7	(885)	(104)	(989)

Net income (loss)	$383	$(1,197)	$(814)	$7,744	$(2,413)	$5,331

Basic net income (loss) per share	$0.00	$(0.01)	$(0.01)	$0.05	$(0.01)	$0.04
Diluted net income (loss) per share	$0.00	$(0.01)	$(0.01)	$0.05	$(0.01)	$0.04

Quarterly Data	September 30, 2005			December 31, 2005
(in thousands, except per share data)	Previously Reported	Adjustments (6)	As Restated	Previously Reported	Adjustments (6)	As Restated
Revenues (5)	$86,299	$378	$86,677	$107,427	$380	$107,807

Operating expenses:
Cost of revenues	40,535	501	41,036	42,184	381	42,565
Sales and marketing	19,693	686	20,379	20,853	959	21,812
General and administrative	10,654	1,576	12,230	12,180	852	13,032
Depreciation	4,403	90	4,493	4,458	91	4,549
Amortization of intangible assets	2,974	18	2,992	2,522	19	2,541
Asset impairment (1)	8,957	—	8,957	2,940	360	3,300

Total operating expenses	87,216	2,871	90,087	85,137	2,662	87,799

Operating income (loss)	(917)	(2,493)	(3,410)	22,290	(2,282)	20,008

Other income (expense):
Gain (loss) on investments (2) (3)	(1,885)	—	(1,885)	1,345	—	1,345
Interest income	375	—	375	730	—	730
Interest expense	(532)	—	(532)	(764)	—	(764)
Other, net	(152)	66	(86)	113	74	187

Total other income (expense)	(2,194)	66	(2,128)	1,424	74	1,498

Net income (loss) before income taxes	(3,111)	(2,427)	(5,538)	23,714	(2,208)	21,506

Income taxes	268	(131)	137	769	(4)	765

Net income (loss)	$(3,379)	$(2,296)	$(5,675)	$22,945	$(2,204)	$20,741

Basic net income (loss) per share	$(0.02)	$(0.02)	$(0.04)	$0.15	$(0.01)	$0.14
Diluted net income (loss) per share	$(0.02)	$(0.02)	$(0.04)	$0.14	$(0.01)	$0.13

Quarterly Data	March 31, 2004			June 30, 2004
(in thousands, except per share data)	Previously Reported	Adjustments (6)	As Restated	Previously Reported	Adjustments (6)	As Restated
Revenues	$63,397	$72	$63,469	$68,088	$264	$68,352

Operating expenses:
Cost of revenues	33,850	845	34,695	34,700	610	35,310
Sales and marketing	18,234	428	18,662	17,892	545	18,437
General and administrative	8,903	2,480	11,383	10,026	1,542	11,568
Depreciation (4)	7,171	89	7,260	4,075	90	4,165
Amortization of intangible assets	900	21	921	1,656	21	1,677
Asset impairment	—	—	—	—	—	—

Total operating expenses	69,058	3,863	72,921	68,349	2,808	71,157

Operating loss	(5,661)	(3,791)	(9,452)	(261)	(2,544)	(2,805)

Other income (expense):
Gain (loss) on investments, net (2) (3)	8,032	—	8,032	3,306	—	3,306
Interest income	482	—	482	541	—	541
Interest expense	(1,678)	—	(1,678)	(3,031)	—	(3,031)
Other, net	1,832	(244)	1,588	(1,918)	53	(1,865)

Total other income (expense)	8,668	(244)	8,424	(1,102)	53	(1,049)

Net income (loss) before income taxes	3,007	(4,035)	(1,028)	(1,363)	(2,491)	(3,854)

Income taxes	79	(63)	16	168	(68)	100

Net income (loss)	$2,928	$(3,972)	$(1,044)	$(1,531)	$(2,423)	$(3,954)

Basic net income (loss) per share	$0.02	$(0.02)	$0.00	$(0.01)	$(0.02)	$(0.03)
Diluted net income (loss) per share	$0.02	$(0.02)	$0.00	$(0.01)	$(0.02)	$(0.03)

Quarterly Data	September 30, 2004			December 31, 2004
(in thousands, except per share data)	Previously Reported	Adjustments (6)	As Restated	Previously Reported	Adjustments (6)	As Restated
Revenues (5)	$70,459	$216	$70,675	$89,212	$259	$89,471

Operating expenses:
Cost of revenues	36,617	614	37,231	39,145	522	39,667
Sales and marketing	17,954	526	18,480	19,188	412	19,600
General and administrative	8,803	314	9,117	10,373	1,362	11,735
Depreciation	3,695	89	3,784	4,491	(96)	4,395
Amortization of intangible assets	1,578	21	1,599	1,761	19	1,780
Asset impairment (1)	—	—	—	8,931	—	8,931

Total operating expenses	68,647	1,564	70,211	83,889	2,219	86,108

Operating income	1,812	(1,348)	464	5,323	(1,960)	3,363

Other income (expense):
Gain on investments (3)	—	—	—	3,514	—	3,514
Interest income	353	—	353	496	—	496
Interest expense	(709)	—	(709)	(731)	—	(731)
Other, net	(270)	(111)	(381)	220	49	269

Total other income (expense)	(626)	(111)	(737)	3,499	49	3,548

Net income (loss) before income taxes	1,186	(1,459)	(273)	8,822	(1,911)	6,911

Income taxes (benefit)	125	(107)	18	(405)	188	(217)

Net income (loss)	$1,061	$(1,352)	$(291)	$9,227	$(2,099)	$7,128

Basic net income (loss) per share	$0.01	$(0.01)	$0.00	$0.06	$(0.01)	$0.05
Diluted net income (loss) per share	$0.01	$(0.01)	$0.00	$0.06	$(0.02)	$0.04

(1)	Impairment charges of $7.1 and $3.3 million relating to goodwill of CNET Networks’ Computer Shopper reporting unit were recorded in the third and fourth quarters of 2005, respectively. In addition, a $1.6 million impairment of an asset held for sale and a $0.3 million impairment charge relating to intangible assets of CNET Networks’ Computer Shopper reporting unit were recorded in the third quarter of 2005. In the fourth quarter of 2004, an impairment charge of $8.9 million was recorded related to goodwill of CNET Networks’ Computer Shopper reporting unit.

(2)	Realized losses on the impairment of investments of $0.2 million and $1.9 million were recorded in the second and third quarter of 2005, respectively. A realized loss on the impairment of investments of $1.8 million was recorded in the second quarter of 2004.
(3)	CNET Networks recognized a gain of $568,000 in the first quarter of 2005, and $1.3 million in the fourth quarter of 2005 from the sale of private investments. In addition, CNET Networks recognized a gain of $8.0 million, $5.1 million, and $3.5 million in the first, second, and fourth quarters of 2004, respectively, from the sale or dissolution of private investments. CNET Networks’ investments in these companies were purchased upon the acquisition of those companies by third parties.
(4)	During the first quarter of 2004, CNET Networks recorded $3.5 million in depreciation expense related to buildings and fixed assets in Switzerland, which were written down to their estimated fair value.
(5)	On August 2, 2004, CNET Networks purchased Webshots. The results of Webshots’ operations have been included in CNET Networks’ statement of operations from the date of acquisition.
(6)	The following reflects quarterly charges for non-cash stock compensation and related payroll tax expenses resulting from the restatement discussed in Note 2:

	Quarter Ended
	March 31	June 30	September 30	December 31
2005
Cost of Revenues	$558	$489	$444	$173
Sales and Marketing	225	220	206	92
General and Administrative	153	1,592	1,511	681

Total	$936	$2,301	$2,161	$946

2004
Cost of Revenues	$628	$607	$614	$583
Sales and Marketing	258	254	244	231
General and Administrative	2,436	1,499	273	1,364

Total	$3,322	$2,360	$1,131	$2,178

In connection with the restatement, we have made certain additional adjustments in our historical consolidated financial statements that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered material to our consolidated financial statements.

Also, see Note 2, “Restatement of Consolidated Financial Statements.”

	March 31, 2005			June 30, 2005			September 30, 2005
(in thousands, except per share data)
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
ASSETS
Current assets:
Cash and cash equivalents	$34,914	$—	$34,914	$42,198	$—	$42,198	$69,845	$—	$69,845
Investments in marketable debt securities	25,212	—	25,212	22,074	—	22,074	25,585	—	25,585
Accounts receivable, net	59,963	—	59,963	62,876	—	62,876	63,228	—	63,228
Other current assets	16,252	—	16,252	15,427		15,427	12,304	—	12,304

Total current assets	136,341	—	136,341	142,575	—	142,575	170,962	—	170,962

Restricted cash	19,774	—	19,774	19,774	—	19,774	4,574	—	4,574
Investments in marketable debt securities	17,084	—	17,084	10,101	—	10,101	12,674	—	12,674
Property and equipment, net	50,480	1,132	51,612	52,555	1,048	53,603	53,311	963	54,274
Other assets	20,292	1,084	21,376	21,656	1,118	22,774	19,296	1,184	20,480
Intangible assets, net	33,386	322	33,708	39,988	304	40,292	37,280	286	37,566
Goodwill	131,350	(1,305)	130,045	140,130	(1,305)	138,825	132,944	(1,305)	131,639

Total assets	$408,707	$1,233	$409,940	$426,779	$1,165	$427,944	$431,041	$1,128	$432,169

LIABILITIES AND STOCK HOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,073	$—	$7,073	$9,716	$—	$9,716	$7,425	$—	$7,425
Revolving credit facility	5,000	—	5,000	5,000	—	5,000	—	—	—
Accrued liabilities	58,543	156	58,699	58,725	194	58,919	57,774	287	58,061
Current portion of long-term debt	3,845	—	3,845	2,761	—	2,761	2,717	—	2,717

Total current liabilities	74,461	156	74,617	76,202	194	76,396	67,916	287	68,203

Non-current liabilities:
Long-term debt	137,614	—	137,614	138,614	—	138,614	138,614	—	138,614
Other liabilities	106	—	106	741	—	741	690	—	690

Total liabilities	212,181	156	212,337	215,557	194	215,751	207,220	287	207,507

Stockholders‘ equity:
Common stock; $0.0001 par value; 400,000 shares authorized	15	—	15	15	—	15	15	—	15
Additional paid-in-capital	2,722,475	103,446	2,825,921	2,729,912	104,170	2,834,082	2,745,557	104,702	2,850,259
Deferred compensation	—	(6,559)	(6,559)	—	(4,976)	(4,976)	—	(3,342)	(3,342)
Accumulated other comprehensive loss	(12,988)	—	(12,988)	(13,473)	—	(13,473)	(13,140)	—	(13,140)
Treasury stock, at cost	(30,453)	—	(30,453)	(30,453)	—	(30,453)	(30,453)	—	(30,453)
Accumulated deficit	(2,482,523)	(95,810)	(2,578,333)	(2,474,779)	(98,223)	(2,573,002)	(2,478,158)	(100,519)	(2,578,677)

Total stockholders‘ equity	196,526	1,077	197,603	211,222	971	212,193	223,821	841	224,662

Total liabilities and stockholders‘ equity	$408,707	$1,233	$409,940	$426,779	$1,165	$427,944	$431,041	$1,128	$432,169

Common shares outstanding	145,158	(1,128)	144,030	146,595	(1,128)	145,467	148,057	—	148,057

	March 31, 2004			June 30, 2004			September 30, 2004
(in thousands, except per shared
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
ASSETS
Current assets :
Cash and cash equivalents	$77,925	$—	$77,925	$62,626	$—	$62,626	$29,118	$—	$29,118
Investments in marketable debt securities	11,466	—	11,466	14,049	—	14,049	19,114	—	19,114
Accounts receivable, net	46,625	—	46,625	49,355	—	49,355	50,976	—	50,976
Other current assets	15,918		15,918	14,712	—	14,712	14,585		14,585

Total current assets	151,934	—	151,934	140,742	—	140,742	113,793	—	113,793

Restricted cash	19,650	—	19,650	19,774	—	19,774	19,774	—	19,774
Investments in marketable debt securities	40,180	—	40,180	57,013	—	57,013	25,552	—	25,552
Property and equipment, net	50,499	1,304	51,803	49,553	1,214	50,767	49,831	1,125	50,956
Other assets	21,955		21,955	24,611	—	24,611	22,738	—	22,738
Intangible assets, net	12,579	479	13,058	13,978	458	14,436	30,395	437	30,832
Goodwill	63,087	(507)	62,580	67,878	(507)	67,371	120,203	527	120,730

Total assets	$359,884	$1,276	$361,160	$373,549	$1,165	$374,714	$382,286	$2,089	$384,375

LIABILITIES AND STOCKHOLDERS‘ EQUITY
Current liabilities :
Accounts payable	$8,861	$—	$8,861	$7,503	$—	$7,503	$6,526	$—	$6,526
Revolving credit facility	—	—	—	—	—	—	—	—	—
Accrued liabilities	51,987	(267)	51,720	57,770	(315)	57,455	57,207	830	58,037
Current portion of long-term debt	3,773	—	3,773	3,744	—	3,744	3,710	—	3,710

Total current liabilities	64,621	(267)	64,354	69,017	(315)	68,702	67,443	830	68,273

Non-current liabilities :
Long-term debt	114,338	—	114,338	125,614	—	125,614	125,614	—	125,614
Other liabilities	2,154	—	2,154	1,779	—	1,779	10,203	—	10,203

Total liabilities	181,113	(267)	180,846	196,410	(315)	196,095	203,260	830	204,090

Stockholders‘ equity:
Common stock; $ 0.0001 par value; 400,000 shares authorized	14	—	14	14	—	14	14	—	14
Additional paid-in-capital	2,712,947	105,202	2,818,149	2,714,173	105,431	2,819,604	2,715,041	103,923	2,818,964
Deferred compensation	—	(14,920)	(14,920)	—	(12,789)	(12,789)	—	(10,150)	(10,150)
Accumulated other comprehensive loss	(12,099)	—	(12,099)	(13,426)	—	(13,426)	(13,468)	—	(13,468)
Treasury stock, at cost	(30,428)	—	(30,428)	(30,428)	—	(30,428)	(30,428)	—	(30,428)
Accumulated deficit	(2,491,663)	(88,739)	(2,580,402)	(2,493,194)	(91,162)	(2,584,356)	(2,492,133)	(92,514)	(2,584,647)

Total stockholders‘ equity	178,771	1,543	180,314	177,139	1,480	178,619	179,026	1,259	180,285

Total liabilities and stockholders‘ equity	$359,884	$1,276	$361,160	$373,549	$1,165	$374,714	$382,286	$2,089	$384,375

Common shares outstanding	143,039	(1,128)	141,911	143,321	(1,128)	142,193	143,521	(1,128)	142,393

(14) SUBSEQUENT EVENT

On February 6, 2006, CNET Networks announced the sale of its Computer Shopper magazine business to SX2Media Labs LLC. The transaction was effective February 2, 2006. In 2005, Computer Shopper magazine generated revenues of $16.2 million, and the magazine contributed $1.8 million of operating income excluding depreciation and amortization CNET Networks recorded a gain of $0.8 million on the sale of this business.

(15) SUBSEQUENT EVENTS RELATED TO THE REVIEW OF STOCK OPTION PRACTICES (Discussed in Note 2)

(Unaudited)

United States Attorney and SEC Inquiries

On June 26, 2006, CNET Networks received a grand jury document subpoena from the United States Attorney for the Northern District of California requesting records pertaining to the granting of stock options. In addition, in May 2006 we received notice that the Securities and Exchange Commission (SEC) was conducting an informal inquiry into our stock option grants. CNET Networks is cooperating, and will continue to cooperate fully with the United States Attorney for the Northern District of California and the SEC. CNET Networks cannot predict the outcome of these investigations.

Listing on the Nasdaq Stock Market

On December 5, 2006, CNET Networks received notice that the Nasdaq Listing Qualifications Panel granted CNET Networks’ request for continued listing of its common stock on The Nasdaq Global Select Market. The continued listing of its common stock is subject to the condition that on or before February 2, 2007, CNET Networks file with the SEC its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 and any necessary restatements of its prior financial statements. Although CNET Networks believes the filing of this Form 10-K/A and concurrent filings of the delinquent Form 10-Qs and the Form 10Q/A for the quarter ended March 31, 2006 will satisfy the Nasdaq Listing Qualifications Panel’s requirements, CNET Networks cannot assure you that the Panel will be satisfied with these filings.

Shareholder Derivative Suits

On May 31, 2006, a purported shareholder derivative complaint was filed in the Superior Court of California, County of San Francisco, by a party identifying itself as a shareholder of CNET Networks purporting to act on behalf of CNET Networks against the directors of CNET Networks and certain present and former officers of CNET Networks. CNET Networks is also named as a “nominal defendant.” The suit, captioned Paskar v. Bonnie, et al., alleges breaches of fiduciary duty and unjust enrichment arising from stock options granted between 1996 and 2004. The complaint seeks monetary damages, disgorgement, rescission of stock options and other relief against the defendants on behalf of CNET Networks. The complaint does not seek monetary damages from, or the imposition of equitable remedies on, CNET Networks. Subsequently, on June 2, 2006, June 19, 2006 and September 22, 2006, three additional purported shareholder derivative actions were filed in the Superior Court of California, County of San Francisco. These three complaints, captioned Hutton v. Bonnie, et al., Raniolo v. Bonnie et al. and Berger v. Bonnie, et al., contain substantially similar allegations as the aforementioned shareholder derivative complaint. These four shareholder derivative cases were consolidated on October 23, 2006 and the plaintiffs filed a consolidated complaint on November 16, 2006. CNET Networks filed a motion to stay these purported shareholder derivative actions pending before the California Superior Court. At a hearing on January 3, 2007, the Superior Court denied our motion to stay but ordered that no discovery or substantive motion practice shall proceed until further order of the Court.

On June 19, 2006, a purported shareholder derivative complaint was filed in the United States District Court for the Northern District of California by a party identifying itself as a shareholder of CNET Networks purporting to act on behalf of CNET Networks against the directors of CNET Networks and certain present and former officers of CNET Networks. CNET Networks is also named as a “nominal defendant.” The suit, captioned Melzer v. Bonnie, et al., alleged violations of federal securities law, California securities law, as well as breach of fiduciary duty, unjust enrichment, and insider trading arising from stock options granted between 1997 and 2003. On July 13, 2006, another purported shareholder derivative complaint, captioned Finn v. Bonnie et al., was filed in the same court containing identical allegations. These purported shareholder derivative actions pending before the United States District Court for the Northern District of California were consolidated on August 31, 2006 and the plaintiffs in those cases have subsequently filed a consolidated complaint on September 28, 2006. That consolidated complaint was amended on November 9, 2006. The complaint seeks monetary damages, disgorgement, rescission of stock options and other relief against the defendants on behalf of CNET Networks. The complaint does not seek monetary damages from, or the imposition of equitable remedies on, CNET Networks.

Amendment of Exercise Prices

On December 20, 2006, certain of CNET Networks’ executive officers holding stock options which were granted with per share exercise prices below the fair market value of a share of CNET Networks common stock on the date of grant (referred to as discount stock options) each entered into agreements pursuant to which they agreed to amend the exercise price of the discount stock options to the extent not vested as of December 31, 2004 and still outstanding at December 20, 2006. These executive officers held approximately 1.0 million discount stock options with a weighted average exercise price of approximately $9.03 per share which were repriced to their fair market value. Under these agreements, the amended exercise prices of such options have been changed to and are equal to the fair market value of a share of CNET Networks’ common stock on the date of grant of each option. Based on the re-pricing, the 1 million options had a revised weighted average exercise price of approximately $9.92 per share

The non-executive members of CNET Networks’ board of directors each entered into similar agreements to those entered into by the executive officers described above except that each non-executive director also agreed to re-price any discount option, whether or not vested as of December 31, 2004. The non-executive directors also agreed, with respect to any discount options which were previously exercised, to repay to the company an amount equal to the difference between the original exercise price and the fair market value of CNET Networks’ common stock on the date of grant of such options, net of taxes. Approximately 283,000 discount stock options with a weighted average exercise price of $9.40 per share held by non-executive members of CNET Networks’ board of directors were repriced to their fair market value. The weighted average exercise price of these 283,000 shares after the re-pricing was $10.07 per share. The estimated amount of repayment to the company for the difference between the original exercise price and the fair value of approximately 27,000 options which were previously exercised by these directors is approximately $16,000 before taxes.

The company’s former Chairman and chief executive officer and a member of CNET Networks’ board of directors, entered into a similar agreement to those entered into by the company’s non-executive directors covering 700,000 discount options outstanding with a weighted average exercise price of $3.96 per share and were repriced to their fair market value. This agreement did not provide for the repayment of amounts related to previously exercised options because the former Chairman had not exercised any options. The weighted average exercise price of these 700,000 shares after the repricing was $8.57 per share.

Repayment of Debt

On September 12, 2006, CNET Networks entered into a new one-year credit agreement. Under the terms of this agreement, CNET Networks can borrow up to an aggregate principal amount of $60.0 million, which can be drawn down as revolving loans or term loans.

On September 13, 2006, CNET Networks announced that it had commenced a solicitation of consents from holders of its outstanding $125.0 million principal, 0.75% Senior Convertible Notes due 2024. The consents were to waive and amend certain obligations under the indenture resulting from CNET Networks failure to timely file with the SEC any required reports or filings. The prepared amendments and waivers pertained to CNET Networks’ failure to timely file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and possible delisting of CNET Networks’ stock from the Nasdaq Global Select Market.

On October 11, 2006, CNET Networks modified and extended its solicitation of consents. The consent solicitation was modified to offer holders a two-year extension of the call protection period so that such period would end on April 20, 2011 rather than April 20, 2009. The solicitation expired on October 18, 2006 and CNET Networks did not receive a sufficient number of consents from holders to satisfy the 70% requisite consent threshold. On October 25, 2006, CNET Networks received a notice of acceleration under the indenture from Wells Fargo Bank, National Association, the trustee for the holders of the Notes. The acceleration letter declared the principal amount outstanding under the Notes, together with any accrued and unpaid interest immediately due and payable. On October 30, 2006, CNET Networks repaid the $125.0 million of subordinated notes with existing cash and by fully drawing on the $60.0 million, one-year credit facility. At December 31, 2006, CNET Networks’ total long-term debt balances were approximately $78.0 million.

SCHEDULE II

CNET NETWORKS, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions Describe (1)	Balance at End of Period
2005
Allowance for doubtful accounts	$10,549	$1,769	$4,870	$7,448

2004
Allowance for doubtful accounts	$11,914	$3,513	$4,878	$10,549

2003
Allowance for doubtful accounts	$17,156	$2,579	$7,821	$11,914

(1)	Accounts written off.

Item 9. Changes in an d Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Background of Restatement

As disclosed in the Explanatory Note on page 2 of this Form 10-K/A and in Note 2 of our consolidated financial statements included in this Form 10-K/A, the Company disclosed on May 22, 2006, that in light of a published report regarding four stock option grants made by CNET Networks from 1998 to 2001, its Board of Directors had appointed a committee of independent directors (the “Special Committee”) to conduct an internal investigation relating to past option grants, the timing of such grants and related accounting matters.

On July 10, 2006, we announced that the Special Committee had reached the preliminary conclusion that the actual measurement dates for certain stock options granted between 1998 and 2001 differed from the recorded measurement dates. Charges related to the change in measurement dates for these stock options were determined to be material and, as a result, we announced that we expected to restate our financial statements for 2003, 2004 and 2005 and possibly the first quarter of 2006.

Management completed its review of our stock option grant activity in January 2007. The review covered approximately 97% of options granted by the Company during the period from our initial public offering in July 1996 through May 2006. As a result of our findings, we determined that the grant dates used by us as the measurement date for accounting purposes differed from the measurement date as defined in APB 25. As a result, we have corrected the measurement date for approximately 40.8 million options granted from July 1996 through December 2005, with substantially all of these corrections relating to options granted prior to January 1, 2004. In addition, we identified instances where we incorrectly accounted for certain option grants that were modified after the original grant date. Our corrections resulted in additional stock compensation expense of $105.7 million for the years ended December 31, 1996 through December 31, 2005. Accordingly, management of CNET Networks has restated the company’s consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures. This amended Form 10-K/A also includes the restatement of selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004.

(b)	Evaluation of Disclosure Controls and Procedures

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer, CEO, and the Chief Financial Officer, CFO, the effectiveness of disclosure controls and procedures as of December 31, 2005 to ensure that information CNET Networks is required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Based on this evaluation, the CEO and CFO initially concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005 and disclosed this conclusion in the Company’s original Annual Report on From 10-K.

In connection with the restatement of CNET Networks’ consolidated financial statements (see Note 2, under Item 8, Consolidated Financial Statements and Supplementary Data), under the supervision of our CEO and CFO, CNET Networks reevaluated its disclosure controls and procedures and internal controls over financial reporting. Based on this reevaluation, the CEO and CFO concluded that CNET Networks’ disclosure controls and procedures were effective as of December 31, 2005.

In management’s and the Special Committee’s review of the Company’s historical stock option grants and practices, deficiencies in internal control over financial reporting with respect to our stock option grants were determined to exist related to options granted prior to January 1, 2004. However, in 2004, we changed our practices related to stock option grants and remediated such control deficiencies. Based on the results of management’s review of stock option grant activity during 2005, our evaluation of disclosure controls and procedures and our assessment of internal control over financial reporting as of December 31, 2005, we concluded that there was not a material weakness in disclosure controls and procedures or in internal control over financial reporting related to accounting for stock compensation as of such date.

(c)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2005, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. KPMG LLP has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this annual report in Item 8.

(d)	Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

(e)	Changes in Internal Control over Financial Reporting

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

Because one of the consequences of our insufficient staffing was the inability to consistently prepare documentation and conduct a secondary review of non-routine and complex transactions, management assessed the adequacy of our documentation and review procedures and made the following enhancements:

•	Enhanced the procedures by which we assess and document impairments under SFAS 142 and SFAS 144;

•	Enhanced the procedures by which we evaluate and document the accounting for acquisitions and other unusual transactions;

•	Enhanced the review and accelerated the timing of the preparation of the quarterly and annual income tax provision and deferred tax asset analysis.

Based on our testing of these enhanced procedures, management determined that as of December 31, 2005, we had remediated the material weakness in internal control over financial reporting disclosed in the Form 10-K for December 31, 2004.

There were no changes in our internal control over financial reporting implemented during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other I nformation

None

PA RT III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from the revised Proxy Statement, which was be filed pursuant to Regulation 14A on May 11, 2006 (the “Proxy Statement”), under the caption “Information regarding Executive Officers and Directors Section 16(a) Beneficial Ownership Reporting Compliance.”

On October 10, 2006, Shelby Bonnie resigned from his positions as our Chairman of the Board and Chief Executive Officer. The Board of Directors named Neil Ashe as the new Chief Executive Officer and as a Class I director. Mr. Bonnie will continue to serve as a director. Mr. Ashe’s appointment to the Board of Directors as a Class I director is to fill the vacancy created by the Board of Directors expanding its membership from six to seven members. In addition, on December 11, 2006, Barry Briggs resigned from his position as President and Chief Operating Officer, effective January 12, 2007.

Amendment of Exercise Prices

As discussed in Note 15 of the Notes to the Consolidated Financial Statements, for certain stock options granted between July 1996 and December 2005 (referred to below as “discount stock options”), the grant date used by us for accounting purposes differed from the measurement date as defined in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”). On December 20, 2006, certain of our executive officers holding discount stock options each entered into agreements under which they agreed to amend the exercise price of the discount stock options to the extent not vested as of December 31, 2004 and still outstanding at December 20, 2006. These executive officers held approximately 1.0 million discount stock options with a weighted average exercise price of approximately $9.03 per share which were repriced to their fair market value on their respective measurement dates. Under these agreements, the amended exercise prices of such options have been changed to and are equal to the fair market value of a share of CNET Networks’ common stock on the correct measurement date for each option. Based on the re-pricing, the 1 million options had a revised weighted average exercise price of approximately $9.92 per share.

The current non-executive members of our board of directors each entered into similar agreements to those entered into by the executive officers described above except that each non-executive director also agreed to re-price any discount stock option, whether or not vested as of December 31, 2004. The non-executive directors also agreed, with respect to any discount stock options which were previously exercised, to repay to the company an amount equal to the difference between the original exercise price and the fair market value of our common stock on the correct measurement date for such options, net of taxes. Approximately 283,000 discount stock options with a weighted average exercise price of $9.40 per share held by non-executive members of our board of directors were repriced to their fair market value as of the correct measurement date. The weighted average exercise price of these 283,000 shares after the re-pricing was $10.07 per share. The estimated amount of repayment to the company for the difference between the original exercise price and the fair value of approximately 27,000 options which were previously exercised is approximately $16,000 before taxes.

The repriced non-executive director grants are as follows:

•	1997 Annual Director Grant: Before 2002, our general practice was to make annual director grants as of June 30 each year. In June of 1997, Directors Colligan, Hamilton, Kertzman, Robison and Savoy were granted 20,000 options from the CNET 1994 Plan, which provided that fair market value was equal to the closing price of our stock on the business day prior to the date of grant. Consistent with our practice of making director grants as of June 30 each year, the option agreements for the 1997 non-executive director grants reflect a grant date of June 30, 1997. Consistent with the terms of the CNET 1994 Plan, we initially set the exercise price of this grant at the closing price of our stock on the business day prior to the grant, or June 27, 1997. Although the grant date and strike price for this grant appear to have been set properly according to the CNET 1994 Plan, it appears that during this period we were not consistent in using the prior business day’s closing price as the fair market value for such grants. Instead our practice appears to have been to use the closing price on the date of the grant. We have concluded that, for accounting purposes, the correct measurement date for this grant is June 30. The change to the June 30 measurement date resulted in intrinsic value of $0.4375 per share (the difference between the closing price on June 30 and June 27). The non-executive directors who received shares under this grant did not vote to approve the grant, nor did the non-executive directors set the initial exercise price or grant date for this grant. The non-executive directors were not aware, prior to the Special Committee’s investigation, that this grant had been mispriced for accounting purposes.

•	June 2001 Annual Director Grant: Directors Colligan, Kertzman, Robison, Hippeau, and Mays received 20,000 options each in June 2001. The pre-scheduled date for director grants, June 30, 2001, fell on a Saturday in 2001. The Company appears to have used the closing price for Monday, July 2, 2001 which was lower than the closing price on Friday, June 29, 2001. Management has determined that the closing price as of the prior market day (June 29, 2001) should have been used. The change from July 2 to June 29, 2001 resulted in intrinsic value per share of $0.79. The non-executive directors who received options under this grant did not vote on this grant, nor did the non-executive directors set the initial exercise price or grant date for this grant. The non-executive directors who received options under this grant were not aware, prior to the Special Committee’s investigation, that this grant had been mispriced for accounting purposes. The decision to use the July 2, 2001 grant date closing price was made by one or more members of management.

•	June 2003 Annual Director Grant: Directors Colligan, Kertzman, Robison, and Hippeau each received 15,000 options in conjunction with the company-wide grant in June 2003. On June 10, 2003, our Board adopted a Director Compensation Plan providing that annual director grants shall be made in conjunction with the annual company-wide grant. As such, for 2003, the annual director grant was not dated as of June 30, as in prior years. The annual employee grant for 2003 was initially dated and priced based on the arithmetic mean of the high and low stock prices on June 24, 2003. It appears that the grant date and strike price were not finally determined until June 26, 2003, and therefore, for accounting purposes, we selected June 26, 2003 as the measurement date for this director grant. This change results in intrinsic value per share of $1.04. The non-executive directors who received options under this grant were not aware, prior to the Special Committee’s investigation, that this grant had been mispriced for accounting purposes. The initial June 24, 2003 grant date and strike price appear to have been established by one or more members of management.

•	December 2003 New Director Grant: Directors Mohn and Nelson each received 40,000 options with a grant date of December 10, 2003. CNET’s Director Compensation Plan at the time provided that new directors shall receive options “upon joining the Board.” The Plan did not make clear what the grant date should be in the event that the date of appointment to the Board differs from the date of the director’s first Board meeting. Directors Mohn and Nelson attended a new director orientation on December 10, 2003. However, Mohn and Nelson attended their first CNET Board meeting on December 11. Based on the December 11 Board meeting date, December 11, 2003 was selected as the measurement date for Mohn’s and Nelson’s new director grants, resulting in intrinsic value of $0.85 per share. Mohn and Nelson did not vote on their new director grants and did not participate in setting the initial grant date or strike price for their grants. None of the other non-management directors participated in setting the initial grant date or strike price for Mohn’s and Nelson’s new director grants, and none of the non-executive directors was aware, prior to the Special Committee’s investigation, that Mohn’s and Nelson’s initial director grants had been mispriced for accounting purposes.

•	December 2005 New Director Grant: Director Currie received 60,000 options when he joined the Board in December 2005. Unanimous Written Consents indicate that Currie was effectively appointed to the Board on December 7, 2005. Mr. Currie attended his first CNET Board meeting on December 14, 2005. Between December 7 and 16, it appears that management was uncertain as to whether Mr. Currie’s initial director grant should be dated and priced as of the date of his appointment (December 7) or the date of his first Board meeting (December 14). On December 16, 2005, management determined to use the December 14, 2005 grant date. Due to the uncertainty as to the exercise price from December 7 to December 16, Mr. Currie’s grant was subject to variable accounting during this period. The uncertainty was resolved on December 16, and the difference between the Company’s closing price on December 7 and December 14 results in intrinsic value per share of $0.96 per share. Mr. Currie did not vote on this grant. Neither Mr. Currie nor the other non-management directors were aware, prior to the Special Committee’s investigation, that the grant had been mispriced for accounting purposes, and neither Mr. Currie nor the other non-management directors participated in setting the grant date or exercise price for this grant. The initial exercise price and grant date appear to have been selected by one or more members of management.

None of the current non-executive directors were aware, before the Special Committee’s investigation, that any of their own grants or any employee grants had been mispriced for accounting purposes, nor were any of them aware of any other misconduct pertaining to stock option grants.

The company’s former Chairman and chief executive officer and a member of our board of directors entered into a similar agreement to those entered into by the company’s non-executive directors covering 700,000 discount options outstanding with a weighted average exercise price of $3.96 per share and were repriced to their fair market value. This agreement did not provide for the repayment of amounts related to previously exercised options because the former Chairman had not exercised any options. The weighted average exercise price of these 700,000 shares after the repricing was $8.57 per share.

Item 11. Executive Compensation

Incorporated by reference from the Proxy Statement, under the caption “Executive Compensation,” but specifically excluding the information under the captions “— Performance Graph” and “— Compensation Committee’s Report on Executive Compensation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Proxy Statement under the caption “Stock Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information”.

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

(1) Financial Statements. The following consolidated financial statements are filed as a part of this report under Item 8 — “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003 (as restated)

Consolidated Balance Sheets as of December 31, 2005 and 2004 (as restated)

Consolidated Statements of Cash Flow for the years ended December 31, 2005, 2004 and 2003 (as restated)

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003 (as restated)

Notes to Consolidated Financial Statements (as restated)

(2) Financial Statement Schedules. The following financial statement schedule is filed as part of this report:

Schedule II Valuation and Qualifying Accounts

Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of July 14, 2004, by and among CNET Networks, Inc., a Delaware Corporation, Cheese Acquisition Sub, Inc., a California corporation, Twofold Photos, Inc., a California corporation and Nicholas Wilder as Shareholder Representative (Incorporated by reference from Exhibit 2.1 to CNET Networks’ Current Report on Form 8-K, filed on July 21, 2004)
3.1	Restated Certificate of Incorporation of CNET Networks (Incorporated by reference from Exhibit 3.(i) to CNET Networks’ Current Report on Form 8-K, filed on January 19, 2005)
3.2	Amended and Restated Bylaws of CNET Networks (Incorporated by reference from Exhibit 3.1 to CNET Networks’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed on May 3, 2004)
4.1	Specimen of Common Stock Certificate (Incorporated by reference from a previously filed exhibit to CNET Networks’ Registration Statement on Form SB-2 (registration no. 333-4752-LA), filed on May 13, 1996)
4.2	Indenture, dated as of April 27, 2004, by and between CNET Networks and Wells Fargo Bank, National Association, as trustee, including Form of 0.75% Convertible Senior Note due 2024 (Incorporated by reference from Exhibit 4.1 to CNET Networks’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed on May 3, 2004)
10.1+	1997 CNET Networks, Inc. Stock Option Plan (Incorporated by reference from Exhibit A to CNET Networks’ definitive Proxy Statement on Schedule 14A, filed on April 28, 1997)
10.2+	2000 CNET Networks, Inc. Stock Incentive Plan (Incorporated by reference from Exhibit 4.2 to CNET Networks’ Registration Statement on Form S-8 (File No. 333-58724), filed on April 11, 2001)
10.3+	2001 CNET Networks, Inc. Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to CNET Networks’ Registration Statement on Form S-8 (File No. 333-85374), filed on April 2, 2002)
10.4+	2004 CNET Networks, Inc. Stock Incentive Plan (Incorporated by reference from Appendix A of CNET Networks’ 2004 definitive Proxy Statement on Schedule 14A, filed on March 18, 2004)
10.5+	The Twofold Photos, Inc. 2003 Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to CNET Networks’ Registration Statement on Form S-8 (File No. 333-127785), filed on August 23, 2005.
10.6+	CNET Networks, Inc. Amended and Restated 1996 Employee Stock Purchase Plan (Incorporated by reference from Appendix A of CNET Networks’ 2003 definitive Proxy Statement on Schedule 14A, filed on April 10, 2003)
10.7+	Form of Indemnification Agreement with certain of the Registrant’s Officers and Directors (Incorporated by reference from Exhibit 10.1 to CNET Networks’ Annual Report on Form 10-K for the year ended December 31, 2003, filed on February 27, 2004)
10.8+	Form of Stock Option Agreement with the Registrant’s named executive officers (Incorporated by reference from Exhibit 10.2 to CNET Networks’ Annual Report on Form 10-K for the year ended December 31, 2003, filed on February 27, 2004)
10.9+^	CNET Networks 2006 Incentive Plan: Top Executive Officers
10.10+^	CNET Networks, Inc. Outside Director Compensation Plan
10.11+^	CNET Networks, Inc. Stock Option Agreement (Non-Employee Directors)
10.12	Credit Agreement dated as of October 14, 2004 between CNET Networks, Inc. and Bank of America, N.A. (Incorporated by reference from Exhibit 10.1 to CNET Networks’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed on November 8, 2004)
10.13	Lease of Ziff-Davis Inc.’s headquarters at 28 East 28th Street, New York, New York (Incorporated by reference from Exhibit 10.12 to Amendment No. 1 to Ziff-Davis Inc.’s Registration Statement on Form S-1 (File No. 333-46493), filed on April 1, 1998)
10.14	Agreement and Consent to Assignment, dated as of April 4, 2000, by and among 63 Madison Associates, L.P., ZD Inc. and Ziff Davis Publishing Inc. (Incorporated by reference from Exhibit 10.25 to Ziff-Davis, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on April 13, 2000)
10.15	Assignment and Assumption of Lease, dated as of April 5, 2000, between ZD Inc. and Ziff Davis Publishing Inc. (Incorporated by reference from Exhibit 10.26 to Ziff-Davis, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on April 13, 2000)
10.16	Registration Rights Agreement, dated as of April 27, 2004 (Incorporated by reference from Exhibit 10.1 to CNET Networks’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed on May 3, 2004)
14.1	Code of Ethics (Incorporated by reference from Exhibit 14.1 to CNET Networks’ Annual Report on Form 10-K for the year ended December 31, 2003, filed on February 27, 2004)
21.1^	List of Subsidiary Corporations
23.1*	Consent of KPMG LLP
31.1*	Certificate of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Principal Executive Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certificate of Principal Financial Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith.
^	Incorporated by reference from the same-numbered exhibit to CNET Networks’ Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006.

+	Management contract or compensatory plan or arrangement.

SIGNAT URES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNET Networks, Inc.

By:	/s/ Neil M. Ashe
Neil M. Ashe
Chief Executive Officer

Date: January 29, 2007

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neil M. Ashe and George E. Mazzotta, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K/A and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Neil M. Ashe
Neil M. Ashe
Chief Executive Officer

Date January 29, 2007

By:	/s/ George E. Mazzotta
George E. Mazzotta
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 29, 2007

By:	/s/ David C. Bernstein
David C. Bernstein
Senior Vice President, Finance (Principal Accounting Officer)

Date: January 29, 2007

By:	/s/ Shelby W. Bonnie
Shelby W. Bonnie
Director

Date: January 29, 2007

By:	/s/ John C. “Bud” Colligan
John C. “Bud” Colligan
Director

Date: January 29, 2007

By:	/s/ Peter L. S. Currie
Peter L. S. Currie
Director

Date: January 29, 2007

By:	/s/ Jarl Mohn
Jarl Mohn
Director

Date: January 29, 2007

By:	/s/ Betsey Nelson
Betsey Nelson
Director

Date: January 29, 2007

By:	/s/ Eric Robison
Eric Robison
Director

Date: January 29, 2007