Form 10-Q/A
period 2006-03-31
CNET NETWORKS INC
filed 2007-01-29
CIK 1015577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

As of May 1, 2006 there were 149,521,740 shares of the registrant's common stock outstanding.

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 as filed on May 9, 2006 (the “Original Filing”), to restate our consolidated financial statements as of and for the three months ended March 31, 2006 and the related disclosures. The decision to restate our financial results was based on the results of an independent review of our stock option accounting that was conducted under the direction of a special committee of the Board of Directors (the “Special Committee”) established in May 2006. We announced the findings of the Special Committee’s review of our option granting practices on October 11, 2006, and management concluded its review in January 2007. Based on these reviews, we have restated our financial statements for the years ended December 31, 1996 through December 31, 2005 and the interim periods therein to record additional stock compensation expense. We have filed an amended Annual Report on Form 10-K/A for the year ended December 31, 2005 (“the Form 10-K/A”). The Form 10-K/A includes restated statements of operations and balance sheets for all quarters of 2005.

Although there were no option measurement dating issues found in 2006, our 2006 financial statements are impacted by option grants in prior years where measurement dates have been adjusted. These corrections resulted in an increase of less than $0.1 million to our previously reported net loss for the three months ended March 31, 2006.

In connection with the restatement of stock compensation expense, we have made certain additional adjustments to our consolidated financial statements for the three months ended March 31, 2006. These items were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered material to our consolidated financial statements. These adjustments consisted of certain foreign transactional taxes on our consolidated statement of operations; other tax reclassifications on our consolidated balance sheet; a debt reclassification for debt due within one year; other adjustments to operating expenses for previously known errors and certain other computational errors; and corrections to our provision for income tax resulting from computational errors. These corrections resulted in an increase to previously reported loss from continuing operations before income taxes of $0.1 million for the three months ended March 31, 2006.

In connection with the restatement of stock compensation expense, we are also restating the pro forma disclosures for stock compensation expense as required under Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” for the three months ended March 31, 2005 included in Note 5 to the condensed consolidated financial statements.

For more information on these matters, please refer to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements,” Note 2 of the Notes to the Condensed Consolidated Financial Statements, and Item 4, “Controls and Procedures.”

All of the information in this Form 10-Q/A is as of March 31, 2006, except as described below, and does not reflect events occurring after the date of the Original Filing, other than the restatement and related events and other reclassifications described above, or modify or update disclosures (including the exhibits to the Original Filing, except for the updated Exhibits 31.1, 31.2, 32.1, and 32.2 described below) affected by subsequent events other than the restatement and related events and other reclassifications described above.

Part I	Item 1	Financial Information
Part I	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part I	Item 4	Controls and Procedures;
Part II	Item 1	Legal Proceedings;
Part II	Item 1A	Risk Factors; and
Part II	Item 6	Exhibits

This Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission, or the SEC, subsequent to the date of the Original Filing, including any amendments to those filings, including our amended Annual Report on Form 10-K/A for the year ended December 31, 2005, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

PART I.

ITEM 1. FINANCIAL INFORMATION

CNET NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
	(as restated)(1)

Revenues:	$83,650	$71,405

Operating expenses:
Cost of revenues	41,419	36,953
Sales and marketing	22,963	18,605
General and administrative	14,029	10,811
Depreciation	4,822	4,004
Amortization of intangible assets	2,739	2,109

Total operating expenses	85,972	72,482

Operating loss	(2,322)	(1,077)

Non-operating income (expense):
Realized gains on investments	500	568
Interest income	1,152	363
Interest expense	(659)	(780)
Other, net	140	(61)

Total non-operating income	1,133	90

Loss from continuing operations before income taxes	(1,189)	(987)

Income tax expense	76	7

Loss from continuing operations	(1,265)	(994)

Income (loss) from discontinued operations	(37)	180

Net loss	$(1,302)	$(814)

Basic and diluted net loss per share	$(0.00)	$(0.01)

Shares used in calculating basic and diluted net loss per share	148,733	143,720

(1)	See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

CNET NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(as restated)(1)
ASSETS
Current Assets:
Cash and cash equivalents	$74,158	$55,895
Investments in marketable debt securities	52,270	41,591
Accounts receivable, net	64,378	85,312
Other current assets	13,494	14,337

Total current assets	204,300	197,135

Restricted cash	2,248	2,248
Investments in marketable debt securities	9,833	12,432
Property and equipment, net	61,061	57,765
Other assets	15,961	18,948
Intangible assets, net	34,196	37,380
Goodwill	129,387	129,658

Total assets	$456,986	$455,566

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,113	$8,330
Accrued liabilities	46,239	52,140
Current portion of long-term debt	4,629	2,652

Total current liabilities	58,981	63,122
Non-current liabilities:
Long-term debt	137,114	139,114
Other liabilities	761	794

Total liabilities	196,856	203,030
Stockholders' equity:
Common stock; $0.0001 par value; 400,000 shares authorized; 149,334 and 148,685 outstanding at March 31, 2006 and December 31, 2005, respectively	15	15

Additional paid-in-capital	2,863,352	2,857,175
Deferred stock compensation	—	(2,871)
Accumulated other comprehensive loss	(13,546)	(13,394)
Treasury stock, at cost; 1,510 shares	(30,453)	(30,453)
Accumulated deficit	(2,559,238)	(2,557,936)

Total stockholders' equity	260,130	252,536

Total liabilities and stockholders' equity	$456,986	$455,566

(1)	See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

CNET NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2006	2005
	(as restated)(1)
Cash flows from operating activities:
Net loss	$(1,302)	$(814)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,561	6,157
Stock compensation expense	4,756	936
Asset disposals	52	9
Noncash interest	(126)	143
Provision for doubtful accounts	837	529
Gain on sale of business	(778)	—
Gain on sale of marketable securities and privately held investments	(500)	(568)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	19,727	6,361
Other assets	3,211	(112)
Accounts payable	(217)	170
Accrued liabilities	(4,010)	(4,022)
Other long-term liabilities	(33)	(146)

Net cash provided by operating activities	29,178	8,643

Cash flows from investing activities:
Purchase of marketable debt securities	(18,043)	(2,403)
Proceeds from sale of marketable debt securities	10,070	568
Proceeds from sales of investments in privately held companies	2,562	4,687
Investments in privately held companies	(31)	(850)
Cash paid for acquisitions, net of cash received	(840)	(3,185)
Purchases of property and equipment	(8,711)	(4,229)

Net cash used in investing activities	(14,993)	(5,412)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,293	2,903
Proceeds from borrowings	—	10,000
Principal payments on borrowings	—	(10,013)

Net cash provided by financing activities	4,293	2,890

Net increase in cash and cash equivalents	18,478	6,121
Effect of exchange rate changes on cash and cash equivalents	(215)	(767)
Cash and cash equivalents at the beginning of the period	55,895	29,560

Cash and cash equivalents at the end of the period	$74,158	$34,914

Supplemental disclosure of cash flow information:
Interest paid	$318	$526
Taxes paid	$489	$876

(1)	See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

CNET NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(1) BASIS OF FINANCIAL STATEMENTS

BUSINESS AND BASIS OF PRESENTATION

CNET Networks, Inc. (“CNET Networks”) is a worldwide media company and creator of content environments for the interactive age. CNET Networks operates websites, each with its own distinct brand, in four content categories: technology, entertainment, business and community. CNET Networks’ brands, such as, CNET, GameSpot, TV.com, MP3.com, BNET, ZDNET and Webshots serve these four categories. Many of CNET Networks’ international sites operate under the same brands as its U.S. sites, with additional brands represented, such as ZOL, PCHome and Silicon. CNET Networks was incorporated in the state of Delaware in December 1992.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in CNET Networks’ most recent Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission, which contains additional financial and operating information and information concerning the significant accounting policies followed by CNET Networks.

The condensed consolidated results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other future period.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in CNET Networks’ significant accounting policies during the three months ended March 31, 2006 as compared to what was previously disclosed in CNET Networks’ Annual Report on 10-K/A for the year ended December 31, 2005.

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

STOCK-BASED COMPENSATION

On January 1, 2006, CNET Networks adopted Statement of Financial Accounting Standard 123 (revised 2004), “Share - Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes CNET Networks’ previous accounting for share-based awards under APB 25 for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). CNET Networks has applied the provisions of SAB 107 in its adoption of SFAS 123(R). CNET Networks adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning of CNET Networks’ current year. CNET Networks’ financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). The impact of the cumulative effect of the change in accounting principle upon the adoption of SFAS 123(R) was negligible. In accordance with the modified prospective transition method, CNET Networks’ financial statements for prior periods do not include the impact of SFAS 123(R).

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense recognized in CNET Networks’ statement of operations for 2006 includes compensation expense related to share-based awards granted prior to January 1, 2006 that vested during the current period based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Stock compensation expense during the current period also includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123(R) requires that they be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the three months ended March 31, 2006, no excess tax benefits were generated from option exercises.

CNET Networks’ determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by CNET Networks’ stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to, CNET Networks’ expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

SFAS 123(R) requires the calculation of the beginning balance of the pool of excess tax benefits (additional paid in capital pool or “APIC pool”) available to absorb tax deficiencies recognized subsequent to its adoption. SFAS 123(R) states that this beginning APIC pool shall include the net excess tax benefits that would have arisen had the company adopted the original Statement 123. FASB Staff Position (“FSP”) 123(R)-3 provides a simplified method for determining this APIC pool, which CNET Networks has made the decision to elect for determining its APIC pool. CNET Networks will recognize tax attributes associated with changes in the APIC pool based on provisions in the tax law that identify the sequence in which those amounts are utilized for tax purposes.

Prior to the adoption of SFAS 123(R), CNET Networks accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of Statement 123, compensation expense was recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense was recorded on a straight-line basis over the vesting period of the grant.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of outstanding shares of common stock and diluted net income per share is computed using the weighted average number of outstanding shares of common stock and dilutive potential common shares during the period. Potential common shares that are anti-dilutive are excluded from the computation of diluted net income per share.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

On July 10, 2006, CNET Networks announced that the Special Committee had reached the preliminary conclusion that the actual measurement dates for the grants identified in the CFRA report differed from the recorded measurement dates. Charges related to the changed measurement dates for these stock options were determined to be material and as a result, CNET Networks announced that CNET Networks expected to restate its consolidated financial statements. In October 2006, the Special Committee completed its review and announced its findings.

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

Our corrections resulted in additional stock compensation of $105.7 million for the years ended December 31, 1996 through December 31, 2005.

Although there were no option measurement dating issues found in 2006, our 2006 financial statements are impacted by option grants in prior years where measurement dates have been adjusted. These corrections resulted in an increase of less than $0.1 million to our previously reported net loss for the three months ended March 31, 2006.

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

1998 and 1999 Promotion Grants

For promotion grants in 1998 and 1999 CNET Networks was able to find more evidence to support measurement dates than available for the promotion grants in 1996, 1997, 2000 and 2001. In 1998 and 1999, CNET Networks periodically sent UWCs to the members of the Compensation Committee of the Board of Directors for the purpose of authorizing a total of 1.1 million options (excluding the grant to one executive described below). In all but one instance, the final approval date of the UWCs could not be determined although there was evidence to support when the UWCs were distributed to the Compensation Committee members. Based on the fact that CNET Networks found evidence that both Compensation Committee members returned one UWC within three days during this time frame, and the Directors were located close to CNET Networks’ headquarters, CNET Networks has no reason to believe the Compensation Committee members were not timely in returning UWCs. For purposes of calculating compensation expense related to these options, CNET Networks determined that a seven day time period was a reasonable estimate of when UWC’s would be returned. CNET Networks evaluated its low, median and high closing stock prices over a seven-day time period after the date of the cover letter for the UWCs.

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

Other Adjustments and Reclassifications in CNET Networks’ Restated Financial Statements

Other Adjustments

In connection with the restatement, CNET Networks made certain additional adjustments in its consolidated financial statements for the three months ended March 31, 2006 that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered by management to be material to the consolidated financial statements. These adjustments consisted of reclassifications of certain foreign transactional taxes on the consolidated statement of operations; other tax reclassifications on the consolidated balance sheet; a debt reclassification for debt due within one year; other adjustments to operating expenses for previously known errors and certain computational errors; and corrections to the provision for income tax resulting from computational errors. These adjustments resulted in a reduction to previously reported income before income taxes of $0.1 million for the three months ended March 31, 2006.

Reclassification of Foreign Transactional Tax

For the three months ended March 31, 2006 , CNET Networks erroneously recorded a transactional tax in a foreign jurisdiction as a reduction of revenues. As part of this restatement, CNET Networks is reclassifying these charges from revenues to sales and marketing expense. As a result of these reclassifications, restated revenues increased by $0.3 million for the three months ended March 31, 2006 representing an increase to revenues of less than one-half of one percent. There was no impact on cash or accounts receivables as a result of this reclassification.

Income Tax Adjustments

Income tax expense changes resulted primarily from the correction of computational errors and certain reclassifications. CNET Networks has adjusted previously recognized income tax benefits and net operating loss carryforwards as a result of certain stock options that were granted to certain executive officers with exercise prices that were less than the fair market value of its common stock on the actual date of grant, and therefore, did not qualify as deductible performance-based compensation in accordance with Internal Revenue Code section 162(m), or IRC 162(m). These adjustments were not material to either reported tax expense or to net operating loss carryforwards.

In conjunction with the restatement, CNET Networks completed a thorough review of its tax accounts and made certain adjustments to increase deferred tax items which were substantially offset by a corresponding increase to the valuation allowance. The impact on CNET Networks’ consolidated statements of operations and balance sheets was negligible.

The following table summarizes all adjustments to net loss for the three months ended March 31, 2006:

Stock Compensation expense adjustments:
Additional stock compensation expense	$29
Related payroll tax expense	17

Total stock compensation expense adjustments	46

Reclassification of foreign transactional tax:
Revenues	(301)
Sales and marketing	301
Other adjustments, net	133
Other income tax adjustments	38

Total increase to net loss	$200

The following table sets forth the impact of the additional non-cash charges for stock compensation expense and other adjustments, income tax adjustments and reclassifications on CNET Networks’ condensed consolidated statements of operations for the three months ended March 31, 2006 (in thousands, except per share data):

	Three Months Ended March 31, 2006
	As previously reported	Adjustments	As restated

Revenues:	$83,368	$282	$83,650

Operating expenses:
Cost of revenues (1)	41,565	(146)	41,419
Sales and marketing (1)	23,174	(211)	22,963
General and administrative (1)	14,178	(149)	14,029
Depreciation	4,731	91	4,822
Amortization of intangible assets	2,721	18	2,739

Total operating expenses	86,369	(397)	85,972

Operating loss	(3,001)	679	(2,322)

Non-operating income (expense):
Realized gains on investments	882	(382)	500
Interest income	1,152	—	1,152
Interest expense	(659)	—	(659)
Other, net	140	—	140

Total non-operating income (expense)	1,515	(382)	1,133

Loss from continuing operations before income taxes	(1,486)	297	(1,189)
Income tax expense	38	38	76

Loss from continuing operations	(1,524)	259	(1,265)
Discontinued Operations
Income (loss) from discontinued operations	422	(459)	(37)

			—
Net loss	$(1,102)	$(200)	$(1,302)

Basic and diluted net loss per share	$(0.01)	$—	$(0.00)

Shares used in calculating basic and diluted net loss per share	149,116	(383)	148,733

(1)	Additional stock compensation expense adjustments included in the restated statements of operations is as follows:

(in thousands)	Three Months Ended March 31, 2006
(as restated)
Additional stock compensation expense included in:
Cost of revenues	$68
Sales and marketing	10
General and administrative	(49)

Additional stock compensation expense	$29

The following table sets forth the impact of the additional non-cash charges for stock compensation expense and other adjustments, income tax adjustments and reclassifications on the condensed consolidated balance sheet as of March 31, 2006.

	March 31, 2006
	As previously reported	Adjustments	As restated
ASSETS
Current Assets:
Cash and cash equivalents	$74,158	$—	$74,158
Investments in marketable debt securities	52,270	—	52,270
Accounts receivable, net	64,903	(525)	64,378
Other current assets	12,633	861	13,494

Total current assets	203,964	336	204,300

Restricted cash	2,248	—	2,248
Investments in marketable debt securities	9,833	—	9,833
Property and equipment, net	60,289	772	61,061
Other assets	16,736	(775)	15,961
Intangible assets, net	33,947	249	34,196
Goodwill	130,187	(800)	129,387

Total assets	$457,204	$(218)	$456,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,113	$—	$8,113
Accrued liabilities	45,660	579	46,239
Current portion of long-term debt	2,629	2,000	4,629

Total current liabilities	56,402	2,579	58,981
Non-current liabilities:
Long-term debt	139,114	(2,000)	137,114
Other liabilities	761	—	761

Total liabilities	196,277	579	196,856
Stockholders' equity:
Common stock; $0.0001 par value; 400,000 shares authorized; 149,334 outstanding at March 31, 2006 and 148,685 outstanding at December 31, 2005	15	—	15
Additional paid-in-capital	2,761,226	102,126	2,863,352
Accumulated other comprehensive loss	(13,546)	—	(13,546)
Treasury stock, at cost	(30,453)	—	(30,453)
Accumulated deficit	(2,456,315)	(102,923)	(2,559,238)

Total stockholders' equity	260,927	(797)	260,130

Total liabilities and stockholders' equity	$457,204	$(218)	$456,986

The additional non-cash charges for stock compensation expense and other adjustments income tax adjustments and reclassifications had no impact on cash balances.

The following table sets forth the revised presentation resulting from the additional non-cash charges for stock compensation expense and other adjustments, income tax adjustments and reclassifications on CNET Networks’ condensed consolidated statement of cash flows for the three months ended March 31, 2006 (in thousands):

	Three Months Ended March 31, 2006
	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net loss	$(1,102)	$(200)	$(1,302)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,452	109	7,561
Stock compensation expense	4,727	29	4,756
Asset disposals	86	(34)	52
Noncash interest expense	(126)	—	(126)
Provision for doubtful accounts	837	—	837
Gain on sale of business	(507)	(271)	(778)
Gain on sale of marketable securities and privately
held investments	(882)	382	(500)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	19,202	525	19,727
Other assets	2,339	872	3,211
Accounts payable	(217)	—	(217)
Accrued liabilities	(3,526)	(484)	(4,010)
Other long-term liabilities	(33)	—	(33)

Net cash provided by operating activities	28,250	928	29,178

Cash flows from investing activities:
Purchase of marketable debt securities	(18,043)	—	(18,043)
Proceeds from sale of marketable debt securities	10,070	—	10,070
Proceeds from sales of investments in privately held companies	3,032	(470)	2,562
Investments in privately held companies	(31)	—	(31)
Cash paid for acquisitions, net of cash acquired	(840)	—	(840)
Purchases of property and equipment	(8,228)	(483)	(8,711)

Net cash used in investing activities	(14,040)	(953)	(14,993)

Cash flows from financing activities:
Issuance of stock	4,293	—	4,293

Net cash provided by financing activities	4,293	—	4,293

Net increase in cash and cash equivalents	18,503	(25)	18,478
Effect of exchange rate changes on cash and cash equivalents	(240)	25	(215)
Cash and cash equivalents at the beginning of the period	55,895	—	55,895

Cash and cash equivalents at the end of the period	$74,158	$—	$74,158

Supplemental disclosure of cash flow information:
Interest paid	$318	—	$318
Taxes paid	$489	—	$489

(3) DISCONTINUED OPERATIONS

On February 2, 2006, CNET Networks sold its Computer Shopper magazine business to SX2 Media Labs LLC. The Computer Shopper magazine business was part of the U.S. Media segment. In accordance with the provisions of Statement of Financial Accounting Standard 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, CNET Networks has accounted for this disposal as a discontinued operation. The results of this business in all periods has been reclassified from continuing operations and shown as discontinued operations on the consolidated statement of operations. Upon completion of the sale in the first quarter of 2006, CNET Networks recorded a gain of $0.8 million associated with the sale, which is also included in discontinued operations.

Following is summarized financial information for Computer Shopper:

(in thousands)	Three Months Ended March 31,
	2006	2005
	(as restated)
Revenues	$987	$3,488

Net operating income (loss) from discontinued operations	$(815)	$180
Gain on sale, net of income tax expense	778	—

Income (loss) from discontinued operations, net of tax	$(37)	$180

Basic and diluted income (loss) per share from discontinued operations	$(0.00)	$0.00

(4) GOODWILL AND INTANGIBLE ASSETS

Acquired Intangible Assets

The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

(in thousands)	March 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
	(as restated)	(as restated)	(as restated)
Amortized intangible assets:
Tradename and trademarks	$38,757	$(24,079)	$14,678	$16,150
Existing relationships	15,333	(3,500)	11,833	12,403
Developed technology	8,475	(3,574)	4,901	5,598
Content	3,358	(1,846)	1,512	1,820
Other	2,835	(1,563)	1,272	1,409

Total	$68,758	$(34,562)	$34,196	$37,380

Intangible assets that are subject to amortization are amortized on a straight-line basis and have original estimated useful lives as follows: tradenames and trademarks, two to fifteen years; existing relationships, three to seven years; developed technology, three years; content. three years; and other, two to five years. Useful lives are reviewed regularly to ensure that a change in circumstances has not occurred that would result in a change in useful life. Estimated future amortization expense related to other intangible assets at March 31, 2006 was as follows:

(as restated)
(in thousands)
Remainder of 2006	$7,628
2007	8,573
2008	6,214
2009	4,856
2010	4,237
Thereafter	2,688

$34,196

Goodwill

The following table sets forth the changes in goodwill by reporting unit for the three months ended March 31, 2006:

(in thousands)	U.S. Media	Computer Shopper	Channel Services	Asia	Europe	Total
		(as restated)				(as restated)
Balances as of December 31, 2005	$96,065	$300	$5,626	$25,653	$2,014	$129,658
Disposals	—	(300)	—	—	—	(300)
Foreign translation adjustments	—	—	—	—	29	29

Balances as of March 31, 2006	$96,065	$—	$5,626	$25,653	$2,043	$129,387

The U.S. Media and Channel Services reporting units operate in the U.S. Media segment, as did the Computer Shopper business until its sale in the first quarter of 2006, and thus will no longer be a reporting unit. The Asia and Europe reporting units operate in CNET Networks’ International segment.

The decrease in goodwill in 2006 is due to the sale of the Computer Shopper business.

(5) EMPLOYEE STOCK BENEFIT PLANS

EMPLOYEE STOCK PURCHASE PLAN

In July 1996, CNET Networks adopted an Employee Stock Purchase Plan that covers substantially all domestic employees, whereby participants may elect to purchase CNET Networks' stock. The purchase price varies each quarter and is 85% of the lower of the closing price at the beginning of the quarter and the closing price at the end of the quarter for the first and third quarters of the year or the lower of the closing price at the beginning of the prior quarter and the closing price at the end of the current quarter for the second and fourth quarters of the year. Employee contributions consist of a percentage of their compensation. The maximum percentage of compensation that an employee may contribute to purchase CNET Networks stock is 15% subject to a limitation of $25,000 (of total value) in a calendar year. A total of 32,952 shares where purchased for the quarter ended March 31, 2006. The number of shares available for purchase under the Employee Stock Purchase Plan at March 31, 2006 was 5,041,994.

EMPLOYEE STOCK OPTION PLANS

Stock Option Program Description

As of March 31, 2006, CNET Networks had the following stock option incentive plans:

(in thousands) Plan Name	Number of Shares Authorized	Number of Shares Outstanding	Number of Shares Available for Grant
Stockholder-approved Plans	33,400,000	12,048	2,845
Plans not approved by stockholders	8,827,357	4,767	398
Assumed Plans	Not Applicable	1,258	—

Total		18,073	3,243

Stock options for the 1994 Stock Option Plan, the CNET 1997 Stock Option Plan, the CNET 2000 Stock Incentive Plan, and the CNET 2004 Incentive Stock Plan were approved by the stockholders. Stock options for the 2001 CNET Networks, Inc. Stock Incentive Plan and the TwoFold Photos, Inc. 2003 Common Stock Incentive Plan were not approved by the stockholders. Assumed plans are stock option plans that CNET Networks assumed in connection with various acquisitions. All stock options have terms of 10 years, except for options issued to employees in Switzerland which have a term of 12 years, and generally vest and become fully exercisable four years from the date of grant. The vesting schedule for stock option grants are generally as follows: 25% of the grant vests upon one year from date of grant with the remainder of the grant vesting in 36 equal monthly installments thereafter.

General Option Information

The following table summarizes stock options activity for the three months ended March 31, 2006:

(in thousands, except per share data)
Options	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(as restated)
Outstanding at December 31, 2005	18,959	$9.99	7.2

Granted	197	13.87
Exercised	(616)	6.31
Forfeited or expired	(467)	9.77

Outstanding at March 31, 2006	18,073	$10.16	7.0	$92,722

Vested and expected to vest at March 31, 2006	16,177	$10.10	6.7	$66,417

Options exercisable at March 31, 2006	9,983	$9.73	5.5	$64,086

The aggregate intrinsic value of $92.7 million as of March 31, 2006 is based on CNET Networks’ closing stock price of $14.21 on that date and represents the total pretax intrinsic value which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $4.9 million. The total number of in-the-money options exercisable as of March 31, 2006 was 8,649,106 shares.

As of March 31, 2006, there was $48.0 million of total unrecognized compensation cost related to non-vested share-based awards granted under the option plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended March 31, 2006 which was incurred as follows:

(in thousands)	Three Months Ended March 31,
2006
(as restated)
Stock compensation expense included in:
Cost of revenues	$1,964
Sales and marketing	896
General and administrative	1,896

Stock compensation expense	$4,756

The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2006 and 2005 was $6.55 and $5.46 per share, respectively. The fair value of stock options granted under its stock-based compensation plans was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants during the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Stock options:
Dividend yield	0%	0%
Expected volatility	56.9% - 61.8%	83.5%
Risk-free interest rate	4.38% - 4.76%	3.52%
Expected term (in years)	3.7 - 4.6	3
Employee Stock Purchase Plan:
Dividend yield	0%	0%
Expected volatility	34.0%	73.0%
Risk-free interest rate	3.98%	2.23%
Expected term (in years)	0.25	0.25

CNET Networks’ computation of expected volatility is based on a combination of historical and implied stock price volatility. The risk-free interest rate assumption is based upon U.S. Treasury bond rates appropriate for the term of CNET Networks’ employee stock options. The dividend yield assumption is based on CNET Networks’ history and current expectation of no dividend payouts.

The expected term of employee stock options represents the period the stock options are expected to remain outstanding from date of grant and is based on the historical average holding period of exercised options and the expected holding period of outstanding shares.

Pro Forma Information under SFAS 123 for Period Prior to 2006

The table below reflects pro forma net loss and diluted net loss per share as if CNET Networks had applied the fair value recognition of SFAS 123 to stock-based compensation for the three months ended March 31, 2005 compared to the diluted net loss for the three months ended March 31, 2006:

(in thousands, except per share data)	Three Months Ended March 31,
	2006	2005
	(as restated)
Net loss - as reported for the period	N/A	$(814)
Add: Stock-based employee compensation expense included in reported net loss, net of tax	N/A	936
Deduct: Stock-based compensation expense determined under fair value based method, net of tax (1)	$(4,756)	(5,934)

Net loss, including the effect of stock compensation expense (2)	$(1,302)	$(5,812)

Basic and diluted net loss per share:
Diluted net loss per share – as reported for the period	N/A	$(0.01)
Diluted net loss per share, including the effect of stock-based compensation expense (2)	$(0.01)	$(0.04)

(1)	Stock compensation expense prior to 2006 is calculated based on the pro forma application of SFAS 123.
(2)	Net loss and net loss per share prior to 2006 represents pro forma information based on SFAS 123.

(6) NET LOSS PER SHARE

The following table sets forth the computation of net loss per share:

(in thousands, except per share data)	Three Months Ended March 31,
	2006	2005
	(as restated)
Loss available to common stockholders	$(1,302)	$(814)

Weighted average shares – basic	148,733	143,720
Stock options	—	—

Weighted average shares – diluted	148,733	143,720

Basic and diluted loss per common share	$(0.00)	$(0.01)

Basic net income (loss) per share is computed using the weighted average number of outstanding shares of common stock and diluted net income per share is computed using the weighted average number of outstanding shares of common stock and dilutive potential common shares during the period. Potential common shares that are anti-dilutive are excluded from the computation of diluted net income per share.

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by the CNET Networks be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that CNET Networks has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

The following table summarizes potential common shares outstanding excluded from the calculation of diluted net loss per share for the three months ended March 31, 2006 and 2005, because their effect is anti-dilutive:

(in thousands, except per share data)	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	Weighted Average Shares	Weighted Average Exercise Price	Weighted Average Shares	Weighted Average Exercise Price
Shares issuable under stock options	18,073	$10.16	20,260	$8.26
Shares issuable pursuant to 0.75% Convertible Senior Notes	8,333	$15.00	8,333	$15.00

(7) COMPREHENSIVE LOSS

The components of other comprehensive loss for the three months ended March 31, 2006 and 2005 are as follows:

(in thousands)	Three Months Ended March 31,
	2006	2005
	(as restated)
Net loss	$(1,302)	$(814)

Other comprehensive loss:
Unrealized holding gains arising during the period, net of tax	36	47
Unrealized holding losses arising during the period, net of tax	(53)	(57)
Foreign currency translation loss	(135)	(325)

Comprehensive loss	$(1,454)	$(1,149)

(8) SEGMENTS

CNET Networks' primary areas of measurement and decision-making include two principal business segments, U.S. Media and International Media. U.S. Media consists of an online network focused on four content categories: technology, games and entertainment, business and community. International Media includes the delivery of online technology information and several technology print publications in non-U.S. markets.

Summarized information by segment as excerpted from the internal management reports is as follows:

(in thousands)	U.S. Media	Inter- national Media	Other	Total
Three Months Ended
March 31, 2006, as restated
Revenues	$67,763	$15,887	$—	$83,650
Operating expenses	56,519	17,137	12,316	85,972

Operating income (loss)	$11,244	$(1,250)	$(12,316)	$(2,322)

Three Months Ended
March 31, 2005
Revenues	$58,816	$12,589	$—	$71,405
Operating expenses	49,689	15,744	7,049	72,482

Operating income (loss)	$9,127	$(3,155)	$(7,049)	$(1,077)

Since operating income (loss) before depreciation, amortization and stock compensation expense is the measure of operating performance that management uses for making decisions and allocating resources, certain operating costs are not allocated across segments. These unallocated operating costs, included in “Other” in the table above, represent all depreciation and amortization expenses, as well as stock compensation expense.

For the three months ended March 31, 2006, “Other” includes depreciation and amortization expenses of $7.6 million and stock compensation expense of $4.8 million. For the three months ended March 31, 2005, “Other” includes $6.1 million of depreciation and amortization expense and $0.9 million of stock compensation expense.

Assets are not allocated to segments for internal reporting purposes. Segment operating income (loss) before depreciation, amortization and stock compensation expense should not be considered a substitute for operating income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

(9) SUBSEQUENT EVENTS

United States Attorney and SEC Inquiries

On June 26, 2006, CNET Networks received a grand jury document subpoena from the United States Attorney for the Northern District of California requesting records pertaining to the granting of stock options. In addition in May 2006, CNET Networks received notice that the Securities and Exchange Commission (SEC) was conducting an informal inquiry into CNET Networks’ stock option grants. CNET Networks is cooperating, and will continue to cooperate fully with the United States Attorney for the Northern District of California and the SEC. CNET Networks cannot predict the outcome of these investigations.

Listing on the Nasdaq Stock Market

On December 5, 2006, CNET Networks received notice that the Nasdaq Listing Qualifications Panel granted CNET Networks’ request for continued listing of its common stock on The Nasdaq Global Select Market. The continued listing of its common stock is subject to the condition that on or before February 2, 2007, CNET Networks files with the SEC its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 and any necessary restatements of prior financial statements. Although CNET Networks believes the filing of this Form 10-Q/A and our concurrent filings of our amended Annual Report on Form 10-K/A, for the year ended December 31, 2005, and the delinquent Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 satisfy the Nasdaq Listing Qualifications Panel’s requirements, there can be no assurance that the Panel will be satisfied with these filings.

Shareholder Derivative Suits

On May 31, 2006, a purported shareholder derivative complaint was filed in the Superior Court of California, County of San Francisco, by a party identifying itself as a shareholder of CNET Networks purporting to act on behalf of CNET Networks against the directors of CNET Networks and certain present and former officers of CNET Networks. CNET Networks is also named as a “nominal defendant.” The suit, captioned Paskar v. Bonnie, et al., alleges breaches of fiduciary duty and unjust enrichment arising from stock options granted between 1996 and 2004. The complaint seeks monetary damages, disgorgement, rescission of stock options and other relief against the defendants on behalf of CNET Networks. The complaint does not seek monetary damages from, or the imposition of equitable remedies on, CNET Networks. Subsequently, on June 2, 2006, June 19, 2006 and September 22, 2006, three additional purported shareholder derivative actions were filed in the Superior Court of California, County of San Francisco. These three complaints, captioned Hutton v. Bonnie, et al., Raniolo v. Bonnie et al. and Berger v. Bonnie, et al., contain substantially similar allegations as the aforementioned shareholder derivative complaint. These four shareholder derivative cases were consolidated on October 23, 2006 and the plaintiffs filed a consolidated complaint on November 16, 2006. CNET Networks filed a motion to stay these purported shareholder derivative actions pending before the California Superior Court. At a hearing on January 3, 2007, the Superior Court denied CNET Networks’ motion to stay but ordered that no discovery or substantive motion practice shall proceed until further order of the Court.

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

Amendment of Exercise Prices

On December 20, 2006, certain of CNET Networks’ executive officers holding stock options which were granted with per share exercise prices below the fair market value of a share of CNET Networks common stock on the date of grant (referred to as discount stock options) each entered into agreements pursuant to which they agreed to amend the exercise price of the discount stock options to the extent not vested as of December 31, 2004 and still outstanding at December 20, 2006. These executive officers held approximately 1.0 million discount stock options with a weighted average exercise price of approximately $9.03 per share which were re-priced to their fair market value. Under these agreements, the amended exercise prices of such options have been changed to and are equal to the fair market value of a share of CNET Networks’ common stock on the date of grant of each option. Based on the re-pricing, the 1 million options had a revised weighted average exercise price of approximately $9.92 per share.

The non-executive members of CNET Networks’ board of directors each entered into similar agreements to those entered into by the executive officers described above except that each non-executive director also agreed to re-price any discount option, whether or not vested as of December 31, 2004. The non-executive directors also agreed, with respect to any discount options which were previously exercised, to repay to the company an amount equal to the difference between the original exercise price and the fair market value of CNET Networks’ common stock on the date of grant of such options, net of taxes. Approximately 283,000 discount stock options with a weighted average exercise price of $9.40 per share held by non-executive members of CNET Networks’ board of directors and were re-priced to their fair market value. The weighted average exercise price of these 283,000 shares after the re-pricing was $10.07 per share. The estimated amount of repayment to the company for the difference between the original exercise price and the fair value of these approximately 27,000 options which were previously exercised by these directors is approximately $16,000 before taxes.

The company’s former Chairman and chief executive officer and a member of CNET Networks’ board of directors, entered into a similar agreement to those entered into by the company’s non-executive directors covering 700,000 discount options outstanding with a weighted average exercise price of $3.96 per share and were re-priced to their fair market value. This agreement did not provide for the repayment of amounts related to previously exercised options because the former Chairman had not exercised any options. The weighted average exercise price of these 700,000 shares after the repricing was $8.57 per share.

Repayment of Debt

On September 12, 2006, CNET Networks entered into a new one-year credit agreement. Under the terms of this agreement, CNET Networks can borrow up to an aggregate principal amount of $60.0 million, which can be drawn down as revolving loans or term loans.

On September 13, 2006, CNET Networks announced that it had commenced a solicitation of consents from holders of its outstanding $125.0 million principal, 0.75% Senior Convertible Notes due 2024. The consents were to waive and amend certain obligations under the indenture resulting from CNET Networks failure to timely file with the SEC any required reports or filings. The prepared amendments and waivers pertained to CNET Networks’ failure to timely file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and possible delisting of CNET Networks’ stock from the Nasdaq Global Select Market. On October 11, 2006, CNET Networks modified and extended its solicitation of consents. The consent solicitation was modified to offer holders a two-year extension of the call protection period so that such period would end on April 20, 2011 rather than April 20, 2009. The solicitation expired on October 18, 2006 and CNET Networks did not receive a sufficient number of consents from holders to satisfy the 70% requisite consent threshold. On October 25, 2006, CNET Networks received a notice of acceleration under the indenture from Wells Fargo Bank, National Association, the trustee for the holders of the Notes. The acceleration letter declared the principal amount outstanding under the Notes, together with any accrued and unpaid interest were immediately due and payable.

On October 30, 2006, CNET Networks repaid the $125.0 million of subordinated notes with existing cash and by fully drawing on the $60.0 million, one-year credit facility. At December 31, 2006, CNET Networks’ total long-term debt balance was approximately $78.0 million.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially. Further information about these forward-looking statements and risks associated with our business can be found in ITEM 1A. “Risk Factors."

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

These corrections resulted in an increase of less than $0.1 million to our previously reported net loss for the three months ended March 31, 2006.

Although there were no option measurement dating issues found in 2006, our 2006 financial statements are impacted by option grants in prior years where measurement dates have been adjusted. These corrections resulted in an increase of less than $0.1 million to our previously reported net loss for the three months ended March 31, 2006.

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

Other Adjustments and Reclassifications in our Restated Financial Statements

Other Adjustments

In connection with the restatement, we made certain additional adjustments in our historical consolidated financial statements that were not previously recorded because in each case, and in the aggregate, the underlying errors were not considered by management to be material to our consolidated financial statements. These adjustments consisted of reclassifications of certain foreign transactional taxes on our consolidated statement of operations; other tax reclassifications on our consolidated balance sheets; a debt reclassification for debt due within one year; other adjustments to operating expenses for previously known errors and certain computational errors; and corrections to our provision for income tax resulting from computational errors. These adjustments resulted in reductions to previously reported income before income taxes of $1.7 million and $0.6 million for the years ended December 31, 2005 and 2004, respectively, and in reductions to previously reported loss before income taxes of $0.2 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively. The net effect of these adjustments on loss before income taxes for the year ended December 31, 2001 was negligible.

Reclassification of Foreign Transactional Tax

In 2005, 2004, 2003, 2002 and 2001 we erroneously recorded a transactional tax in a foreign jurisdiction as a reduction of revenues. As part of this restatement, we are reclassifying these charges from revenues to sales and marketing expense. As a result of these reclassifications, our restated revenues increased by $1.3 million, $0.9 million, $0.7 million, $0.7 million and $0.5 million for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively, representing an increase to revenues of less than one-half of one percent for each period. The net effect of this reclassification on previously reported income (loss) before income taxes was negligible with no impact on cash or accounts receivable for any period.

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

The following table sets forth the impact of the additional non-cash charges for stock compensation expense and other adjustments, income tax adjustments and reclassifications on our historical condensed consolidated statements of operations for the three months ended March 31, 2006 (in thousands):

	Three Months Ended March 31, 2006
	As previously reported	Adjustments	As restated
Revenues:	$83,368	$282	$83,650
Operating expenses:
Cost of revenues (1)	41,565	(146)	41,419
Sales and marketing (1)	23,174	(211)	22,963
General and administrative (1)	14,178	(149)	14,029
Depreciation	4,731	91	4,822
Amortization of intangible assets	2,721	18	2,739

Total operating expenses	86,369	(397)	85,972

Operating loss	(3,001)	679	(2,322)

Non-operating income (expense):
Realized gains on investments	882	(382)	500
Interest income	1,152	—	1,152
Interest expense	(659)	—	(659)
Other, net	140	—	140

Total non-operating income (expense)	1,515	(382)	1,133

Loss from continuing operations before income taxes	(1,486)	297	(1,189)
Income tax expense	38	38	76

Loss from continuing operations	(1,524)	259	(1,265)
Discontinued Operations
Loss from discontinued operations	422	(459)	(37)

			—
Net loss	$(1,102)	$(200)	$(1,302)

Basic and diluted net loss per share	$(0.01)	$—	$(0.00)

Shares used in calculating basic and diluted net loss per share	149,116	(383)	148,733

(1)	Stock compensation expense adjustments included in our restated statements of operations is as follows:

(in thousands)	Three Months Ended March 31, 2006
(as restated)
Stock compensation expense included in:
Cost of revenues	$68
Sales and marketing	10
General and administrative	(49)

Stock compensation expense	$29

(2) The following table summarizes all adjustments to net income for the quarter ended March 31, 2006:

(in thousands)	Three Months Ended March 31, 2006
Stock Compensation expense adjustments:
Additional stock compensation expense	$29
Related payroll	17

Total stock compensation expense adjustments	46

Reclassification of foreign transactional tax:
Revenues	(301)
Sales and marketing	301
Other adjustments, net	133
Other income tax adjustments	38

Total increase to net loss	$200

The following table sets forth the impact of the additional non-cash charges for stock compensation expense and other adjustments, income tax adjustments and reclassifications on our consolidated balance sheet as of March 31, 2006.

	March 31, 2006
	As previously reported	Adjustments	As restated
ASSETS
Current Assets:
Cash and cash equivalents	$74,158	$—	$74,158
Investments in marketable debt securities	52,270	—	52,270
Accounts receivable, net	64,903	(525)	64,378
Other current assets	12,633	861	13,494

Total current assets	203,964	336	204,300

Restricted cash	2,248	—	2,248
Investments in marketable debt securities	9,833	—	9,833
Property and equipment, net	60,289	772	61,061
Other assets	16,736	(775)	15,961
Intangible assets, net	33,947	249	34,196
Goodwill	130,187	(800)	129,387

Total assets	$457,204	$(218)	$456,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,113	$—	$8,113
Accrued liabilities	45,660	579	46,239
Current portion of long-term debt	2,629	2,000	4,629

Total current liabilities	56,402	2,579	58,981
Non-current liabilities:
Long-term debt	139,114	(2,000)	137,114
Other liabilities	761	—	761

Total liabilities	196,277	579	196,856
Stockholders' equity:
Common stock; $0.0001 par value; 400,000 shares authorized; 149,334 outstanding at
March 31, 2006 and 148,685 outstanding at December 31, 2005	15	—	15
Additional paid-in-capital	2,761,226	102,126	2,863,352
Accumulated other comprehensive loss	(13,546)	—	(13,546)
Treasury stock, at cost	(30,453)	—	(30,453)
Accumulated deficit	(2,456,315)	(102,923)	(2,559,238)

Total stockholders' equity	260,927	(797)	260,130

Total liabilities and stockholders' equity	$457,204	$(218)	$456,986

The non-cash charges for stock compensation expense and other adjustments, income tax adjustments and reclassifications had no impact on our cash balances. The following table sets forth the revised presentation resulting from the additional non-cash charges for stock compensation expense and other adjustments and reclassifications on our condensed consolidated statement of cash flows for the quarter ended March 31, 2006 (in thousands):

	Three Months Ended March 31, 2006
	As previously reported	Adjustments	As restated
Cash flows from operating activities:
Net loss	$(1,102)	$(200)	$(1,302)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,452	109	7,561
Stock compensation expense	4,727	29	4,756
Asset disposals	86	(34)	52
Noncash interest expense	(126)	—	(126)
Provision for doubtful accounts	837	—	837
Gain on sale of business	(507)	(271)	(778)
Gain on sale of marketable securities and privately
held investments	(882)	382	(500)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	19,202	525	19,727
Other assets	2,339	872	3,211
Accounts payable	(217)	—	(217)
Accrued liabilities	(3,526)	(484)	(4,010)
Other long-term liabilities	(33)	—	(33)

Net cash provided by operating activities	28,250	928	29,178

Cash flows from investing activities:
Purchase of marketable debt securities	(18,043)	—	(18,043)
Proceeds from sale of marketable debt securities	10,070	—	10,070
Proceeds from sales of investments in privately held companies	3,032	(470)	2,562
Investments in privately held companies	(31)	—	(31)
Cash paid for acquisitions, net of cash acquired	(840)	—	(840)
Purchases of property and equipment	(8,228)	(483)	(8,711)

Net cash used in investing activities	(14,040)	(953)	(14,993)

Cash flows from financing activities:
Issuance of stock	4,293	—	4,293

Net cash provided by financing activities	4,293	—	4,293

Net increase in cash and cash equivalents	18,503	(25)	18,478
Effect of exchange rate changes on cash and cash equivalents	(240)	25	(215)
Cash and cash equivalents at the beginning of the period	55,895	—	55,895

Cash and cash equivalents at the end of the period	$74,158	$—	$74,158

Supplemental disclosure of cash flow information:
Interest paid	$318	—	$318
Taxes paid	$489	—	$489

OVERVIEW

CNET Networks, Inc. is a worldwide media company and creator of authentic brand experiences in multiple categories. We operate industry leading websites, each with its own distinct brand, in four content categories: technology, entertainment, business and community.

Explanation of Key Management Metrics

We evaluate our financial performance primarily on the following key measurements:

•	Revenues

•	Operating income

•	Net income and earnings per share

We evaluate our liquidity primarily on the following key measurements:

•	Operating income before depreciation, amortization and stock compensation expense

•	Net cash provided by operating activities

•	Free cash flow

We had an average of 116.8 million unique users per month in the first quarter of 2006, compared to 105.9 million unique users in the first quarter of 2005, an increase of 10%. These users generated over 98.7 million Web page views per day during the first quarter 2006 compared to 94.7 million in the first quarter of 2005, a 4% increase. These increases reflect growth primarily from most of our properties excluding Webshots, which has experienced increasing competitive pressure. While increases or decreases in unique users and daily average page views are not necessarily indicative of increases or decreases in financial results, we believe that these statistics are helpful because they provide insight into the growth of the Internet as an advertising medium resulting from increased user adoption and into user demand for CNET Networks’ properties in particular.

We believe that “operating income before depreciation, amortization and stock compensation expense” is useful to management and investors as a supplement to our U.S. GAAP (accounting principles generally accepted in the United States) financial measures for evaluating the ability of the business to generate cash from operations. Depreciation and amortization are non-cash items and include within them amounts related to past transactions and expenditures that are not necessarily reflective of the current cash or capital requirements of the business. Stock compensation expense is a non-cash item that does not impact our ability to generate cash from operations.

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

Revenues

We have determined that our business segments are U.S. Media and International Media. U.S. Media consists of an online network focused on four content categories: technology, games and entertainment, business and community. International Media includes the delivery of online technology information and several technology and gaming print publications in non U.S. markets. Within these business segments, we earn revenues from:

•	Marketing Services: sales of advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement is viewed by users of our websites) and activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners, or download a software application or a whitepaper); and sales of advertisements in our print publications.

•	Licensing, Fees and Users: licensing our product database and online content, subscriptions to our online services and print publications, and other paid services.

Expenses

Operating expenses included in our operating income (loss) before depreciation, amortization and stock compensation expense consist of cost of revenues, sales and marketing and general and administrative costs, which are primarily cash related expense activities. The majority of our cash related expenses are costs associated with employee compensation, benefits and facilities, which represented approximately 55% and 52% of our total cash operating expenses for the three months ended March 31, 2006 and 2005, respectively. Non-cash related expenses consist of depreciation, amortization of intangible assets and stock compensation expense and are included in our operating income (loss).

Cost of revenues includes costs associated with the production and delivery of our Internet sites, print publications and creation of our product database and related technology. The principal elements of cost of revenues for our operations are compensation and associated expenses for the editorial, production and technology staff and related costs for facilities and equipment. A substantial portion of expenses included in our cost of revenues remain consistent from period to period and do not necessarily fluctuate proportionately with fluctuations in revenues.

Sales and marketing expenses consist primarily of compensation and related expenses including associated costs for facilities, consulting fees and advertising expenses.

General and administrative expenses consist of compensation and related expenses for executive, finance, legal and administrative personnel, professional fees and other general corporate expenses and associated costs for facilities and equipment.

Changes in 2006

On January 1, 2006, CNET Networks adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Prior to the adoption of SFAS 123(R), CNET Networks accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, which had been allowed under the original provisions of Statement 123, no stock compensation expense was recognized in CNET Networks’ statement of operations if the exercise price of CNET Networks’ stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

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

RESULTS OF OPERATIONS

Revenues

The following table sets forth our revenues for the three months ended March 31, 2006 and 2005;

(in thousands)	Three Months Ended March 31,
	2006	2005
	(as restated)
Revenues:
Marketing services	$71,233	$59,787
Licensing, fees and user	12,417	11,618

	$83,650	$71,405

As a Percentage of Revenues:
Marketing Services	85%	84%
Licensing, fees and user	15%	16%

	100%	100%

•	Marketing Services: sales of advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement is viewed by users of our websites) or activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners, or download a software application or a whitepaper), and sales of advertisements in our print publications.

•	Licensing, Fees and User: licensing our product database and online content, subscriptions to online services and print publications, and other paid services.

Total Revenues. Total revenues were $83.6 million and $71.4 million for the three months ended March 31, 2006 and 2005, respectively. Total revenues increased 17% for the quarter ended March 31, 2006 as compared to the corresponding periods in 2005 primarily due to growth in our marketing services revenues.

For the three-month periods ended March 31, 2006 and 2005, approximately $3.5 million and $2.9 million of our revenues were derived from barter transactions, respectively. Barter transactions occur when we deliver marketing services for the marketing services of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements delivered.

Marketing Services Revenues. Marketing services revenues were $71.2 million and $59.8 million and represented 85% and 84% of total revenues for the three months ended March 31, 2006 and 2005, respectively. Marketing services revenues increased by $11.4 million, or 19%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase in marketing services revenues was driven by growth in branding advertising in the categories where we have traditionally seen demand, such as computing, consumer electronics and games, and to a lesser extent from increased advertising from new categories, such as automobiles, consumer packaged goods, movies and music, reflecting the expansion of our content offerings and broadening user audiences. The growth in branding advertising revenue was partially offset by a decrease in transactional activity among our users, resulting in lower revenue from leads to merchants, as well as a decrease in advertising in our international print publications.

In the first quarter of 2006, we gained further insight into two industry transitions that are occurring this year, one in our technology category and one in our gaming category, that have impacted our outlook for our growth rates for the year, as communicated to the investment community in our earnings release furnished to the Securities and Exchange Commission on Form 8-K on April 24, 2006. The personal computing industry is experiencing a transition to a new Microsoft operating system, and a delay in that transition to 2007 was announced in March of 2006. This created uncertainty in the marketing and product development plans of several companies in the personal computing industry who are advertisers in our technology category, which we expect to result in the delay or reduction of some spending on our properties. In addition, a transition is occurring in the video games industry, as two large video game hardware manufacturers are expected to launch new platforms toward the end of 2006. During hardware transitions, game publishers launch fewer games as they wait for new platform availability, resulting in a reduction in marketing expenditures and fewer video game sales. While our games and entertainment category continues to exhibit strong growth, the reduction in gaming-related marketing has resulted in lower expected growth in our game-related revenues in 2006 compared to 2005.

Licensing, Fees and User. Licensing, fees and user revenues were $12.4 million and $11.6 million and represented 15% and 16% of total revenues for the three-month periods ended March 31, 2006 and 2005, respectively. The $800,000, or 7% increase in the three months ended March 31, 2006 reflects growth from existing operations.

Operating Expenses

	Three Months Ended March 31,
	2006 (as restated)			2005
(in thousands)	Operating Expense	Noncash expense	Cash expense	Operating Expense	Noncash expense	Cash expense
Operating expenses:
Cost of revenues	$41,419	$1,964	$39,455	$36,953	$558	$36,395
Sales and marketing	22,963	896	21,952	18,605	225	18,380
General and administrative	14,029	1,896	12,249	10,811	153	10,658
Depreciation	4,822	4,822	—	4,004	4,004	—
Amortization	2,739	2,739	—	2,109	2,109	—

Total operating expenses	$85,972	$12,317	$73,656	$72,482	$7,049	$65,433

Cost of Revenues, Sales and Marketing, General and Administrative. We refer to cost of revenues, sales and marketing, and general and administrative expenses (excluding non-cash stock compensation expense) as “cash related expenses”. We incurred cash-related expenses in aggregate of $73.7 million and $65.4 million for the three months ended March 31, 2006 and 2005, respectively, representing approximately 88% and 92% of total revenues, respectively. The majority of our cash-related expenses were costs associated with employee compensation, benefits and facilities, which represented over 55% of our total cash operating expenses in the first quarter. Total cash-related expenses increased approximately 13% for the three months ended March 31, 2006 when compared to the prior year. The increase related primarily to higher compensation and benefit costs resulting from an approximate 14% increase in our headcount from first quarter 2005 to first quarter 2006.

Non-cash stock compensation expense was $4.8 million and $0.9 million for the three months ended March 31, 2006 and 2005, respectively. The increase in 2006 was due to the adoption of SFAS 123R. Non-cash stock compensation expense included in cost of revenues was $2.0 million and $0.6 million, in sales and marketing was $0.9 million and $0.2 million and in general and administrative expenses was $1.9 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively.

Depreciation and Amortization. Depreciation expense was $4.8 million and $4.0 million for the three months ended March 31, 2006 and 2005, respectively. The increase in depreciation expense is due to increased capital expenditure spending related to the launch of new products and to accommodate growth in users and usage.

Intangible asset amortization expense was $2.7 million and $2.1 million for the three months ended March 31, 2006 and 2005, respectively. Our amortization expense increased due to the amortization of intangible assets that were acquired in 2005.

Operating Loss

Operating loss for the three months ended March 31, 2006 was $2.3 million compared to an operating loss of $1.1 million in 2005.

Management also considers operating income before depreciation, amortization and stock compensation expense in evaluating performance. The following table sets forth operating income before depreciation, amortization and stock compensation expense for the periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,
(in thousands)	2006	2005
	(as restated)	(as restated)
Operating loss	$(2,322)	$(1,077)
Stock compensation expense	4,756	936
Depreciation	4,822	4,004
Amortization	2,739	2,109

Operating income before depreciation, amortization and stock compensation expense	$9,995	$5,972

The lower revenue growth rates expected in 2006 compared to 2005, combined with our continued focus on investing in the business and adding new products, services and content categories in order to expand our audience and customer bases, are expected to translate into lower incremental profit margins in 2006 compared to 2005. Incremental margin is another non-GAAP financial measurement that our management uses to evaluate our results. This measure reflects the change in the current periods operating income before depreciation, amortization and stock compensation as compared to the same period in the prior year, divided by the change in revenues for the corresponding period.

Nonoperating Income and Expense

Realized Gain/Loss on Sale of Investments. We recognized gains of $0.5 million and $0.6 million during the three months ended March 31, 2006 and 2005, respectively, from sales of certain privately-held investments. Our investments in these companies were purchased by third parties.

Interest Income and Interest Expense. Interest income is earned on our cash and cash equivalents and investments in marketable debt securities. Interest income increased by approximately $0.8 million for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due to higher cash and investment balances and an increase in interest rates.

Discontinued Operations

Discontinued operations represents the results of operations for our Computer Shopper business which was sold on February 2, 2006. Current year results include a $0.8 million gain on sale gain on sale. Our net operating loss from discontinued operations was $0.8 million through the date of sale. Net operating income from discontinued operations for the three months ended March 31, 2005 was $0.2 million.

Segment Revenues and Operating Expenses

For the three months ended March 31, 2006 as compared to prior year, revenues have increased for both the U.S. Media segment and the International Media segment. The increase in revenues for the U.S. Media segment is related to an increase in marketing services revenue. The increase in revenues for the International Media segment is from growth due to an increase in interactive advertising revenue and from acquisitions, offset by lower publishing revenues and the impact of changes in exchange rates on revenues denominated in certain foreign currencies.

For the three months ended March 31, 2006, the U.S. Media segment cash-related expenses as a percentage of revenues were relatively flat as compared to the prior year. The International Media segment cash related expenses were 108% of revenues in the three months ended March 31, 2006, compared to 125% of revenues in the three months ended March 31, 2005.

Liquidity and Capital Resources

When evaluating our overall cash position for the purpose of assessing our liquidity, we consider our cash and cash equivalents, short-term and long-term investments in marketable debt securities and restricted cash.

(in thousands)	March 31, 2006	December 31, 2005
Cash and cash equivalents	$74,158	$55,895
Short-term marketable debt securities	52,270	41,591
Long-term marketable debt securities	9,833	12,432
Restricted cash	2,248	2,248

Total cash and investments	$138,509	$112,166

We evaluate our liquidity primarily on the following key measurements:

•	Net cash provided by operating activities

•	Operating income (loss) before depreciation, amortization and stock compensation expense

•	Free cash flow

Other key factors that impact our liquidity include:

•	Capital expenditures

•	Cash used for investments and acquisitions

•	Debt obligations or debt retirement

•	Proceeds from sales of our stock through stock option and employee stock purchase plan.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $29.2 million for the three months ended March 31, 2006 included a net loss of $1.3 million and non-cash depreciation and amortization charges totaling $7.6 million, as well as non-cash stock compensation expense of $4.8 million. Net cash provided by operating activities also included cash generated by a decrease in working capital requirements, primarily accounts receivable of $19.7 million. Net cash provided by operating activities of $8.6 million for the three months ended March 31, 2005 included net loss of $0.8 million, depreciation and amortization totaling $6.2 million, non-cash stock compensation expense of $0.9 million and an increase in working capital primarily from accounts receivable. We may from time-to-time require cash for working capital purposes as our business expands.

Net Cash Used in Investing Activities

Net cash used in investing activities of $15.0 million and $5.4 million for the three months ended March 31, 2006 and 2005, respectively, was primarily due to capital expenditures, purchases of marketable debt securities and acquisitions and investments.

Acquisitions of property and equipment. Capital expenditures for the three months ended March 31, 2006 were $8.7 million. Capital expenditures for the full year 2006 are expected to be between $35.0 million and $38.0 million, an increase over the prior year due to the continued launch of new products and growth in users and usage.

Acquisitions and Investments. Cash used for acquisitions in the first quarter of 2006, represents payment of deferred consideration for the 2004 ZOL acquisition. In the first quarter of 2005, we acquired TVTome, a television guide site. Under the terms of the agreement, we paid $3.0 million in cash and $2.0 million in deferred consideration payable in January 2007. We routinely evaluate new business opportunities and ventures, including acquisitions, in a broad range of areas and expect to fund such investments through our existing cash and marketable debt securities, cash generated from operations and available bank borrowings.

Operating income before depreciation, amortization and stock compensation expense. Excluding non-cash charges consisting of depreciation, amortization and stock compensation expense, our operating income was $10.0 million and $6.0 million for the three months ended March 31, 2006 and 2005, respectively. Operating income before depreciation, amortization and stock compensation expense is a key liquidity measurement as it can be one of the primary drivers of the cash provided by operating activities.

Free cash flow. Free cash flow is defined as net cash provided by operating activities less capital expenditures. Free cash flow for the three months ended March 31, 2006 was $20.5 million (cash provided by operating activities of $29.2 million, less capital expenditures of $8.7 million). This compares to free cash flow for the three months ended March 31, 2005 of $4.4 million (cash provided by operating activities of $8.6 million, less capital expenditures of $4.2 million).

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

Debt and Cash Balances

As of March 31, 2006, we had long-term obligations outstanding under notes payable totaling $137.1 million. Notes payable at March 31, 2006 included $125.0 million of 0.75% Convertible Senior Notes due in 2024. These notes were convertible, under certain circumstances, for shares of CNET Networks, Inc. common stock based on an initial effective conversion price of approximately $15.00 per share. Additionally, we have $11.5 million in notes payable related to acquisitions, all of which are due in 2007.

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

On September 13, 2006, we announced that we had commenced a solicitation of consents from holders of our outstanding $125.0 million principal, 0.75% Senior Convertible Notes due 2024. The consents were to waive and amend certain obligations under the indenture resulting from our failure to timely file with the SEC any required reports or filings. The prepared amendments and waivers pertained to our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and possible delisting of our stock from the Nasdaq Global Select Market.

On October 11, 2006, we modified and extended the solicitation of consents. The consent solicitation was modified to offer holders a two-year extension of the call protection period so that such period would end on April 20, 2011 rather than April 20, 2009. The solicitation expired on October 18, 2006 and we did not receive a sufficient number of consents from holders to satisfy the 70% requisite consent threshold. On October 25, 2006, we received a notice of acceleration under the indenture from Wells Fargo Bank, National Association, the trustee for the holders of the Notes. The acceleration letter declared the principal amount outstanding under the Notes, together with any accrued and unpaid interest were immediately due and payable. On October 30, 2006, we retired all the Notes in response to the notice of acceleration with existing cash and by fully drawing on the $60.0 million credit facility.

As of March 31, 2006, our aggregate cash and investment balances totaled $138.5 million, consisting of $74.2 million cash and equivalents, $62.1 million of short-term and long-term investments in marketable debt securities as well as $2.2 million of restricted cash. We believe that existing funds will be sufficient to meet our anticipated cash needs to cover operations and for working capital fluctuations and for capital expenditures for the 12 months commencing May 9, 2006. However, any significant acquisitions completed in the future or declines in the operating performance of our business or interest rate increases on our variable-rate debt could reduce our cash balances and may affect our liquidity and funding needs. As a result, we may determine to raise proceeds for potential acquisitions through the issuance of debt or equity securities. Our ability to raise such additional capital, however, will depend on market conditions at the time. In addition, our one year credit facility prohibits further borrowings which could impact our ability to fund acquisitions, support cash needed to fund our operations or to pay for capital purchases. Additionally, we cannot predict what our aggregate cash balances will be in the future when our existing debt obligations become due, and we may need to raise additional capital to repay these obligations. Our ability to raise additional capital will depend on our financial performance and market conditions at the time.

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

Revenue recognition

We recognize revenues once the following criteria are met:

•	Persuasive evidence of an arrangement exists

•	Delivery of our obligation to our customer has occurred

•	The price to be charged to the buyer is fixed or determinable

•	Collectibility of the fees to be charged is reasonably assured

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

We use the Black-Scholes pricing model in our determination of the compensation expense associated with share-based awards. Our determination of estimated fair value of share-based awards is affected by our stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the expected term of the awards, and actual and projected employee stock option exercise behaviors. The use of an option pricing model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected life of options.

Our computation of expected volatility is based on a combination of historical and implied stock price volatility consistent with SFAS 123(R) and SAB 107. Prior to the first quarter of 2006, we had used our historical stock price volatility in accordance with SFAS 123 for purposes of our pro forma information. The selection of the implied volatility approach was based upon our assessment that a mix of historical and implied volatility is more representative of future stock price trends than historical volatility.

The risk-free interest rate assumption is based upon U.S. Treasury bond rates appropriate for the term of our employee stock options. The dividend yield assumption is based on our history and current expectation of no dividend payouts.

The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on the historical average holding period of exercised options and the expected holding period of outstanding shares.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

Determining Stock Option Grant Dates

In connection with our restatement of our consolidated financial statements, we applied judgment in choosing whether to revise measurement dates for prior option grants and in choosing the correct measurement dates for certain prior option grants. Information regarding the restatement, including ranges of possible additional stock-based compensation expense if other measurement dates had been selected for certain grants, is set forth in Part I, Item 1, Note 2.

Goodwill and intangibles impairment

Goodwill of a reporting unit is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of its goodwill or intangible assets may not be recoverable. Conditions that indicate that impairment of goodwill should be evaluated include a sustained decrease in our market value or an adverse change in business climate for CNET Networks as a whole or a particular reporting unit of CNET Networks. Impairment of reporting unit goodwill is evaluated based on a comparison of the reporting unit's carrying value to the fair value of the reporting unit. The evaluation is prepared based on CNET Networks’ current and projected performance for each identified reporting unit. Even if there has not been an indicator of impairment, we review goodwill for impairment on at least an annual basis with a valuation date of August 31 having been established as the date on which this annual review takes place.

Contingencies

We evaluate whether a liability must be recorded for contingencies based on whether a liability is probable and estimable. Our most significant contingency is related to our lease guarantee for office space in New York City (as described in Note (11) of Item 8 — "Financial Statements" in our Annual Report on Form 10-K/A for the year ended December 31, 2005). If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, we would be required to make additional lease payments under the guarantee. As of September 30, 2006, the total lease payments remaining until the end of the lease term were $150.8 million, excluding the amounts attributable to our sublease with respect to the floor we occupy.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes and changes in the market values of our investments.

Interest Rate Risk. As of October 2006, we have interest rate risk with respect to our credit facility under which we can borrow up to $60.0 million. Interest rates applicable to amounts outstanding under this facility are at variable rates based on the Federal Funds rate plus 0.5% or the LIBOR plus an applicable margin based on our leverage. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows but does not impact the fair value of the instrument.

We also have exposure to market rate risk for changes in interest rates as those rates relate of our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the United States Government and its agencies, and in high-quality corporate issuers that, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Accordingly, our future investment income may fluctuate due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

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

ITEM 4. Controls and Procedures

a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q/A to ensure that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms. Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2006, our disclosure controls and procedures were effective.

b)	Changes in internal controls over financial reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, we do not expect that the settlement will involve any payment by the Company. Based on the amount of our insurance and the agreement of the insurers to cover legal expenses after June 1, 2003, we do not anticipate additional expenses or liability if the settlement is approved. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. The Company believes its carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, the Company maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase settlement is finally approved, the Company's maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $2.7 million.

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

United States Attorney and SEC Inquiries

On June 26, 2006, we received a grand jury document subpoena from the United States Attorney for the Northern District of California requesting records pertaining to the granting of stock options. In addition in May 2006, we received notice that the Securities and Exchange Commission (SEC) was conducting an informal inquiry into our stock option grants. We are cooperating, and will continue to cooperate fully with the United States Attorney for the Northern District of California and the SEC. We cannot predict the outcome of these investigations.

Listing on the Nasdaq Stock Market

On December 5, 2006, we received notice that the Nasdaq Listing Qualifications Panel granted CNET Networks’ request for continued listing of our common stock on The Nasdaq Global Select Market. The continued listing of our common stock is subject to the condition that on or before February 2, 2007, we file with the SEC our delinquent Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 and any necessary restatements of our prior financial statements. Although we believe the filing of this Form 10-Q/A and our concurrent filings of our amended Annual Report on Form 10-K/A, for the year ended December 31, 2005, and the delinquent Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 satisfy the Nasdaq Listing Qualifications Panel’s requirements, there can be no assurance that the Panel will be satisfied with these filings.

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

ITEM 1A. Risk Factors

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Report on Form 10-Q/A contains “forward- looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or “continue,” and any other words of similar meaning.

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

On May 22, 2006, we announced that our Board of Directors had appointed a Special Committee comprised of independent directors to conduct, with the assistance of legal counsel and outside accounting experts, an internal investigation relating to past option grants, the timing of such grants and related accounting matters. As described in our Annual Report on Form 10-K/A for the year ended December 31, 2005 in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”, the Special Committee reached a preliminary conclusion in July 2006 concluding that the actual measurement dates for certain stock options granted between 1998 and 2001 differed from the recorded measurement dates. Charges related to the change in these stock option measurement dates were determined to be material and, as a result, we announced that we expected to restate our financial statements for 2005, 2004 and 2003 and possibly the first quarter of 2006. We announced the findings of the Special Committee’s review of our option granting practices on October 11, 2006, and management concluded its review in January 2007. As a result of these reviews, we have recorded substantial additional non-cash stock compensation expense, and related tax effects, related to stock option grants.

Our review of our past stock option granting practices has required us to incur substantial expenses for legal, accounting, tax and other professional services, has diverted our management’s attention from our business, and could in the future harm our business, financial condition, results of operations and cash flows.

Our past stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. In June 2006, we received a grand jury document subpoena from the United

States Attorney for the Northern District of California requesting records pertaining to the granting of stock options. In addition, in May 2006 we received notice that the Securities and Exchange Commission (SEC) was conducting an informal inquiry into our stock option grants. We are cooperating, and will continue to cooperate fully with the United States Attorney for the Northern District of California and the SEC. We cannot predict the outcome of these investigations. In addition, as described in our Annual Report on Form 10-K/A for the year ended December 31, 2005 Part II, Item 3, “Legal Proceedings”, several derivative complaints have been filed against our directors and certain of our executive officers pertaining to allegations relating to stock option grants. We cannot predict the outcome of any litigation or regulatory proceeding against CNET Networks or our directors or officers.

As a result of our delayed filing of our Quarterly Report on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities and Exchange Act of 1934 for a period of twelve months and any portion of a month from the due date of our last untimely report. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

On August 14, 2006 and November 13, 2006, we received Nasdaq Staff Determination notices stating that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(14). The notices were issued in accordance with Nasdaq procedures because we did not timely file our Quarterly Reports on Form 10-Q for the periods ended June 30, 2006 and September 30, 2006. We requested and were granted a hearing on September 26, 2006 with the Nasdaq Listing Qualifications Panel. On December 5, 2006, we received notice that the Nasdaq Listing Qualifications Panel granted our request for continued listing of our common stock on the Nasdaq Global Select Market. The continued listing of our common stock is subject to the condition that on or before February 2, 2007, we must file with the SEC our Quarterly Reports on Form 10-Q for the periods ended June 30, 2006 and September 30, 2006 and any necessary restatements of our prior financial statements. Although we believe the filing of our Form 10-K/A and our concurrent filings of this Form 10-Q/A and the delinquent Form 10-Qs satisfy the Nasdaq Listing Qualifications Panel’s requirements, we cannot assure you that the Panel will be satisfied with these filings.

While we believe that we have made appropriate judgments in determining the correct measurement dates for option grants, the SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past option grant measurement date errors, and there is a risk that any SEC inquiry could lead to circumstances in which we may have to further restate our prior financial statements, amend prior filings with the SEC, or otherwise take other actions not currently contemplated. In addition, the SEC may issue additional guidance on disclosure requirements related to the financial impact of past option grant measurement date errors that may require us to amend this filing or prior filings with the SEC to provide additional disclosures pursuant to this guidance. Any such circumstance could also lead to future delays in filing our subsequent SEC reports and delisting of our common stock from the Nasdaq Global Market. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could harm our business, financial condition, results of operations and cash flows. See Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended December 31, 2005 for further information.

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

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. As part of management’s review of our accounting policies and internal control over financial reporting for the year ended December 31, 2004 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management concluded that there was a material weakness in our internal control over financial reporting related to the lack of adequate staffing in the area of financial reporting resulting in management’s inability to consistently follow some of its internal control over financial reporting related to (a) the timely preparation of comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for non-routine and complex items and (b) the conducting of a critical secondary review of this supporting documentation by internal staff or outside advisors to determine its completeness and the accuracy of the conclusions. We concluded that we have remediated this material weakness as of December 31, 2005. As discussed in Item 9A in the Annual Report on Form 10K/A for the year ended December 31, 2005, Controls and Procedures, and in connection with the restatement of our financial statements, our Chief Executive Officer and Chief Financial Officer reevaluated our disclosure controls and procedures and internal control over financial reporting as of December 31, 2005 and concluded that our disclosure controls and procedures and internal control over financial reporting were effective. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we cannot assure you that our disclosure controls and procedures or internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Other deficiencies, particularly a material weakness in internal control over financial reporting, which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operation, financial condition or liquidity.

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

We will record substantial expenses related to our stock compensation which may have a material negative impact on our operating results for the foreseeable future.

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

We have a substantial level of debt and interest expense. At December 31, 2006 we had approximately $78 million of outstanding indebtedness. The level of our indebtedness, among other things, could:

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

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

31.1	Certificate of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of Principal Financial Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNET Networks, Inc.
(Registrant)

/s/ George E. Mazzotta
George E. Mazzotta
Executive Vice President,
Chief Financial Officer
Dated: January 29, 2007

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certificate of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Principal Executive Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Certificate of Principal Financial Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herein.