Form 10-Q
period 2006-06-30
CNET NETWORKS INC
filed 2007-01-29
CIK 1015577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of January 25, 2007 there were 149,804,679 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

On August 10, 2006, we filed a Form NT 10-Q indicating that we would not be able to file our Form 10-Q for the quarterly period ended June 30, 2006 pending completion of an independent investigation into our stock option accounting conducted under the direction of a special committee of the Board of Directors (“Special Committee) established in May 2006. We announced the findings of the Special Committee’s review of our option granting practices on October 11, 2006, and management concluded its review in January 2007. Based on these reviews, we have restated our financial statements for the years ended December 31, 1996 through December 31, 2005 and the interim periods therein to record additional stock compensation expense.

On January 29, 2007, we filed an amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 (the “Form 10-K/A”). The Form 10-K/A includes restated statements of operations and balance sheets for all quarters of 2005. The condensed consolidated financial statements as of and for the three and six months ended June 30, 2005 included in this Quarterly Report on Form 10-Q reflect the restated financial statements included in the Form 10-K/A. For additional information on the restatement and other adjustments and reclassifications, see Note 2 to the financial statements included in Part II, Item 8 of the Form 10-K/A.

PART I.

ITEM 1. FINANCIAL INFORMATION

CNET NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:	$92,377	$80,693	$176,027	$152,098

Operating expenses:
Cost of revenues	40,552	37,608	81,971	74,561
Sales and marketing	24,689	19,636	47,652	38,241
General and administrative	12,933	12,138	26,962	22,949
Stock option investigation	1,401	—	1,401	—
Depreciation	5,265	4,285	10,087	8,289
Amortization of intangible assets	2,710	2,344	5,449	4,453

Total operating expenses	87,550	76,011	173,522	148,493
Operating income	4,827	4,682	2,505	3,605

Non-operating income (expense):
Realized gains (losses) on investments, net	—	(198)	500	370
Interest income	1,280	521	2,432	884
Interest expense	(659)	(1,010)	(1,318)	(1,790)
Other, net	(83)	(21)	57	(82)

Total non-operating income (expense)	538	(708)	1,671	(618)

Income from continuing operations before income taxes	5,365	3,974	4,176	2,987

Income tax expense (benefit)	205	(989)	281	(982)

Income from continuing operations	5,160	4,963	3,895	3,969

Income (loss) from discontinued operations	—	368	(37)	548

Net income	$5,160	$5,331	$3,858	$4,517

Basic net income per share	$0.04	$0.04	$0.04	$0.03

Diluted net income per share	$0.04	$0.04	$0.03	$0.03

Shares used in calculating basic net income per share	149,549	144,862	148,857	144,288
Shares used in calculating diluted net income per share	152,775	151,171	152,927	150,734

See accompanying Notes to Condensed Consolidated Financial Statements.

CNET NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$79,040	$55,895
Investments in marketable debt securities	42,736	41,591
Accounts receivable, net	67,535	85,312
Other current assets	14,738	14,337

Total current assets	204,049	197,135

Restricted cash	2,248	2,248
Investments in marketable debt securities	19,258	12,432
Property and equipment, net	66,485	57,765
Other assets	15,162	18,948
Intangible assets, net	35,798	37,380
Goodwill	132,131	129,658

Total assets	$475,131	$455,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,246	$8,330
Accrued liabilities	48,310	52,140
Current portion of long-term debt	130,982	2,652

Total current liabilities	188,538	63,122

Non-current liabilities:
Long-term debt	12,364	139,114
Other liabilities	778	794

Total liabilities	201,680	203,030

Stockholders’ equity:
Common stock; $0.0001 par value; 400,000 shares authorized; 149,749 and 148,685 outstanding at June 30, 2006 at December 31, 2005, respectively	15	15
Additional paid-in-capital	2,870,710	2,857,175
Deferred stock compensation	—	(2,871)
Accumulated other comprehensive loss	(12,743)	(13,394)
Treasury stock, at cost; 1,510 shares	(30,453)	(30,453)
Accumulated deficit	(2,554,078)	(2,557,936)

Total stockholders’ equity	273,451	252,536

Total liabilities and stockholders’ equity	$475,131	$455,566

See accompanying Notes to Condensed Consolidated Financial Statements.

CNET NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net Income	$3,858	$4,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,536	12,830
Stock compensation expense	9,389	3,239
Asset disposals	72	31
Noncash interest	(325)	244
Allowance for doubtful accounts	1,740	1,017
Gain on sale of business	(778)	—
Gain on sale of marketable securities and privately held investments	(500)	(568)
Loss on impairment of privately held investments	—	198
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	15,806	3,226
Other assets	2,215	(332)
Accounts payable	862	2,801
Accrued liabilities	(3,806)	(5,322)
Other long-term liabilities	(19)	(113)

Net cash provided by operating activities	44,050	21,768

Cash flows from investing activities:
Purchase of marketable debt securities	(31,090)	(4,275)
Proceeds from sale of marketable debt securities	23,812	16,984
Proceeds from sales of investments in privately held companies	2,531	568
Investments in privately held companies	—	(1,672)
Cash paid for acquisitions, net of cash acquired	(6,259)	(15,940)
Purchases of property and equipment	(17,431)	(10,935)

Net cash used in investing activities	(28,437)	(15,270)

Cash flows from financing activities:
Proceeds from exercise of stock options	7,018	8,086
Proceeds from borrowings	—	10,000
Principal payments on borrowings	(47)	(10,885)

Net cash provided by financing activities	6,971	7,201

Net increase in cash and cash equivalents	22,584	13,699
Effect of exchange rate changes on cash and cash equivalents	561	(1,061)
Cash and cash equivalents at the beginning of the period	55,895	29,560

Cash and cash equivalents at the end of the period	$79,040	$42,198

Supplemental disclosure of cash flow information:
Interest paid	$934	$1,112
Taxes paid	$658	$876

See accompanying Notes to Condensed Consolidated Financial Statements.

CNET NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(1) BASIS OF FINANCIAL STATEMENTS

BUSINESS AND BASIS OF PRESENTATION

CNET Networks, Inc. (“CNET Networks”) is a worldwide media company and creator of content environments for the interactive age. CNET Networks operates websites, each with its own distinct brand, in four content categories: technology, games and entertainment, business and community. The technology category is anchored by brands such as CNET, CNET Download.com, and CNET News.com. The games and entertainment category primarily consists of the GameSpot, MP3.com and TV.com brands. Industry leading brands such as ZDNet, TechRepublic, BNET, CNET News.com and Release 1.0 are components of the business category. Community is anchored by the Webshots brand. Many of CNET Networks’ international sites operate under the same brands as our U.S. sites, with additional brands represented, such as ZOL, PCHome and Silicon. CNET Networks was incorporated in the state of Delaware in December 1992.

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

The condensed consolidated results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other future period.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in CNET Networks’ significant accounting policies during the six months ended June 30, 2006 as compared to what was previously disclosed in CNET Networks’ Amended Annual Report on Form 10-K/A for the year ended December 31, 2005, except as noted below.

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

There were no customers with revenues exceeding 10% of total revenues for the three months ended June 30, 2006 and three and six months ended June 30, 2005, respectively. Revenues from one customer, Google Inc., approximated 10% of total revenues for the six months ended June 30, 2006. Approximately 5% of CNET Networks’ accounts receivable balance at June 30, 2006 is due from Google, Inc.

STOCK-BASED COMPENSATION

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

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense recognized in CNET Networks’ statement of operations for 2006 includes compensation expense related to share-based awards granted prior to January 1, 2006 that vested during the current period based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Stock compensation expense during the current period also includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the CNET Networks’ pro forma information required under SFAS 123 for periods prior to 2006, forfeitures were estimated and factored into the expected term of the options.

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

SFAS 123(R) requires the calculation of the beginning balance of the pool of excess tax benefits (additional paid-in capital pool or “APIC pool”) available to absorb tax deficiencies recognized subsequent to its adoption. SFAS 123(R) states that this beginning APIC pool shall include the net excess tax benefits that would have arisen had the company adopted the original Statement 123. FASB Staff Position (“FSP”) 123(R)-3 provides a simplified method for determining this APIC pool, which CNET Networks may elect to adopt up to one year from its initial adoption of SFAS 123(R). CNET Networks has made the decision to elect the simplified method for determining its APIC pool as provided in FSP No. 123(R)-3. CNET Networks will recognize tax attributes associated with changed in the APIC pool based on provisions in the tax law that identify the sequence in which those amounts are utilized for tax purposes.

Prior to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), CNET Networks accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of Statement 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense is recorded on a straight-line basis over the vesting period of the grant.

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

Following is summarized financial information for Computer Shopper:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2006		2005	2006	2005
Revenues		$—	$4,139	$987	$7,627

Net operating income (loss) from discontinued operations		$—	$368	$(815)	$548
Gain on sale, net of income tax expense		—	—	778	—

Income (loss) from discontinued operations, net of tax		$—	$368	$(37)	$548

Basic and diluted income per share of discontinued operations	$	N/A	$0.00	$(0.00)	$0.00

(3) ACQUISITIONS

For the six months ended June 30, 2006, purchase consideration for all 2006 acquisitions was as follows:

(in thousands)
Cash	$5,378
Deferred consideration	1,500
Direct acquisition costs	64

Net assets acquired	$6,942

During the second quarter of 2006, CNET Networks’ made three acquisitions. In April 2006, CNET Networks purchased Western IT Networking Co., Ltd (“West IT”) and Instant Comma, Inc. (“CHOW”). West IT is an independent online resource dedicated to providing news, reviews, and information about IT products, and digital products. CHOW is an online resource dedicated to providing content in the area of food and lifestyle. In May 2006, CNET Networks acquired UrbanBaby, Inc (“UrbanBaby”), which is an online resource that contains a guide for expectant and new mothers.

These acquisitions serve to broaden CNET Networks’ content coverage, and expand its opportunity to reach new categories of advertisers. Under the terms of the agreements, CNET Networks paid an aggregate purchase price totaling $6.9 million for these acquisitions. This consisted of $5.4 million paid in cash and a $1.5 million note payable, which is due in two years bearing interest at a rate of 4.84% per year.

The purchase consideration of the acquisitions during the second quarter of 2006 has been allocated to the estimated fair values of the assets acquired and liabilities assumed for these acquisitions at the dates of the acquisition as follows:

(in thousands)	Total	Weighted Average Life
Cash acquired	$23
Tangible assets acquired	162
Amortizable intangible assets:		6 years
Tradenames	2,056	7 years
Existing relationships	130	5 years
Developed technology	46	3 years
Content	1,943	4 years
Noncompete	39	3 years
Goodwill	2,630

Total assets acquired	7,029

Liabilities assumed	(87)

Net assets acquired	$6,942

(4) GOODWILL AND INTANGIBLE ASSETS

Acquired Intangible Assets. The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

(in thousands)	June 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Tradename and trademarks	$40,155	$(24,598)	$15,557	$16,150
Existing relationships	15,468	(4,072)	11,396	12,403
Developed technology	8,520	(4,216)	4,304	5,598
Content	5,302	(2,213)	3,089	1,820
Other	3,667	(2,215)	1,452	1,409

Total intangible assets, net	$73,112	$(37,314)	$35,798	$37,380

Intangible assets that are subject to amortization are amortized on a straight-line basis and have original estimated useful lives as follows: tradenames and trademarks, two to fifteen years; existing relationships, three to seven years; developed technology, three years; content, two to five years; and other, two to five years. Useful lives are reviewed regularly to ensure that a change in circumstances has not occurred that would result in a change in useful life. Estimated future amortization expense related to other intangible assets at June 30, 2006 was as follows:

(in thousands)
Q3 and Q4 2006	$5,509
2007	9,514
2008	6,927
2009	5,417
2010	4,788
Thereafter	3,643

$35,798

Goodwill. The following table sets forth the changes in goodwill by reporting unit for the six months ended June 30, 2006:

(in thousands)	U.S. Media	Computer Shopper	Channel Services	Asia	Europe	Total
Balances as of December 31, 2005	$96,065	$300	$5,626	$25,653	$2,014	$129,658
Disposals	—	(300)	—	—	—	(300)
Acquisitions	2,390	—	—	241	—	2,631
Foreign translation adjustments	—	—	—	4	138	142

Balances as of June 30, 2006	$98,455	$—	$5,626	$25,898	$2,152	$132,131

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

The increase in goodwill in 2006 is due to the acquisitions in the second quarter of 2006 offset by the sale of our Computer Shopper business in the first quarter of 2006.

(5) EMPLOYEE STOCK BENEFIT PLANS

EMPLOYEE STOCK PURCHASE PLAN

In July 1996, CNET Networks adopted an Employee Stock Purchase Plan that covers substantially all domestic employees, whereby participants may elect to purchase CNET Networks’ stock. The purchase price varies each quarter and is 85% of the lower of the closing price at the beginning of the quarter and the closing price at the end of the quarter for the first and third quarters of the year or the lower of the closing price at the beginning of the prior quarter and the closing price at the end of the current quarter for the second and fourth quarters of the year. Employee contributions consist of a percentage of their compensation. The maximum percentage of compensation that an employee may contribute to purchase CNET Networks stock is 15% subject to a limitation of $25,000 (of total value) in a calendar year. A total of 55,658 shares where purchased for the quarter ended June 30, 2006. The number of shares available for purchase under the Employee Stock Purchase Plan at June 30, 2006 was 4,986,336.

EMPLOYEE STOCK OPTION PLANS

Stock Option Program Description

As of June 30, 2006, CNET Networks had the following stock option incentive plans:

(in thousands) Plan Name	Number of Shares Authorized	Number of Shares Outstanding	Number of Shares Available for Grant

Stockholder-approved Plans	41,000	11,705	10,635
Plans not approved by stockholders	8,827	4,333	688
Assumed Plans	Not Applicable	1,182	—

Total		17,220	11,323

Stock options for the CNET the 1994 Stock Option Plan, 1997 Stock Option Plan, the CNET 2000 Stock Incentive Plan, and the CNET 2004 Incentive Stock Plan were approved by the stockholders. Stock options for the 2001 CNET Networks, Inc. Stock Incentive Plan and the TwoFold Photos, Inc. 2003 Common Stock Incentive Plan were not approved by the stockholders. Assumed plans are stock option plans that CNET Networks assumed in connection with various acquisitions. All stock options have terms of 10 years, except for options issued to employees in Switzerland which have a term of 12 years, and generally vest and become fully exercisable four years from the date of grant. The vesting schedule for stock option grants are generally as follows: 25% of the grant vests upon one year from date of grant with the remainder of the grant vesting in 36 equal monthly installments thereafter.

On May 24, 2006 the stockholders of CNET Networks, Inc. by the affirmative vote of the holders of 90.1% of the shares of our common stock present, in person or by proxy, and entitled to vote on the matter, approved the Amended and Restated 2004 CNET Networks, Inc. Incentive Stock Award Plan (the “Amended Plan”). The Amended Plan included, among other things, an increase in the number of shares authorized for issuance under the 2004 Plan by 7,600,000 shares.

General Option Information

The following table summarizes stock options activity for the six months ended June 30, 2006:

Options	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2005	18,959	$9.99	7.2

Granted	196	13.87
Exercised	(616)	6.31
Forfeited or expired	(466)	9.77

Outstanding at March 31, 2006	18,073	10.16	7.0	$92,722

Granted	173	10.94
Exercised	(360)	6.53
Forfeited or expired	(666)	9.73

Outstanding at June 30, 2006	17,220	$10.26	6.6	$21,379

Vested and expected to vest at June 30, 2006	15,594	$10.17	6.4	$20,741

Options exercisable at June 30, 2006	10,133	$9.68	5.3	$18,414

The aggregate intrinsic value of $21.4 million as of June 30, 2006 is based on CNET Networks’ closing stock price of $7.98 on that date and represents the total pretax intrinsic value which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $6.6 million. The total number of in-the-money options exercisable as of June 30, 2006 was 8,686,833 shares.

As of June 30, 2006, there was $39.0 million of total unrecognized compensation cost related to non-vested share-based awards granted under the option plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months and six months ended June 30, 2006 which was incurred as follows:

(in thousands)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock compensation expense included in:
Cost of revenues	$1,972	$3,936
Sales and marketing	876	1,772
General and administrative	1,785	3,681

Stock compensation expense	$4,633	$9,389

The weighted-average estimated fair value of employee stock options granted during the three and six months ended June 30, 2006 was $5.22 and $5.92 per share, respectively, and for the three and six months ended June 30, 2005 was $5.57 and $5.53 per share, respectively. The fair value of stock options granted under its stock-based compensation plans was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants during the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock options:
Dividend yield	0%	0%	0%	0%
Expected volatility	71.5% - 76.8%	83.5%	56.9% - 76.8%	83.5%
Risk-free interest rate	4.80% - 5.0%	3.76%	4.38% - 5.0%	3.52-3.76%
Expected life (in years)	3.7 - 4.6	3	3.7 - 4.6	3
Employee Stock Purchase Plan:
Dividend yield	0%	0%	0%	0%
Expected volatility	56.5% - 62.0%	34.5%	34.0% - 62.0%	34.5-54.2%
Risk-free interest rate	4.33% - 4.63%	2.51-2.82%	3.98% - 4.63%	2.23-2.82%
Expected life (in years)	0.25-0.50	0.25-0.50	0.25-0.50	0.25-0.50

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

Pro Forma Information under SFAS 123 for Period Prior to 2006

The table below reflects pro forma net income (loss) and diluted net income (loss) per share as if CNET Networks had applied the fair value recognition of SFAS 123 to stock-based compensation for the three and six months ended June 30, 2005 compared to diluted net income (loss) for the three and six months ended June 30, 2006:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income - as reported for the period	N/A	$5,331	N/A	$4,517
Add: Stock-based employee compensation expense included in reported net income, net of tax	N/A	2,301	N/A	3,237
Deduct: Stock-based compensation expense determined under fair value based method, net of tax (1)	$(5,071)	(5,540)	$(10,175)	(11,580)

Net income (loss), including the effect of stock compensation expense (2)	$5,160	$2,092	$3,858	$(3,826)

Basic and diluted net income per share:
Diluted net income per share - as reported for the period	N/A	$0.04	N/A	$0.03
Diluted net income (loss) per share, including the effect of stock-based compensation expense (2)	$0.04	$0.01	$0.03	$(0.03)

(1)	Stock compensation expense prior to 2006 is calculated based on the pro forma application of SFAS 123.
(2)	Net income (loss) and net income (loss) per share prior to 2006 represents pro forma information based on SFAS 123.

(6) NET INCOME PER SHARE

The following table sets forth the computation of net income per share:

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income available to common stockholders	$5,160	$5,331	$3,858	$4,517

Weighted average shares - basic	149,549	144,862	148,857	144,288
Stock options	3,226	6,309	4,070	6,446

Weighted average shares - diluted	152,775	151,171	152,927	150,734

Basic income per common share	$0.04	$0.04	$0.04	$0.03

Diluted income per common share	$0.04	$0.04	$0.03	$0.03

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

The following table summarizes potential common shares outstanding excluded from the calculation of diluted net income per share for the three and six months ended June 30, 2006 and 2005, because their effect is anti-dilutive:

(in thousands)	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005
	Weighted Average Shares	Weighted Average Exercise Price	Weighted Average Shares	Weighted Average Exercise Price
Shares issuable under stock options	10,934	$13.49	4,481	$16.62
Shares issuable pursuant to 0.75% Convertible Senior Notes	8,333	$15.00	8,333	$15.00

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	Weighted Average Shares	Weighted Average Exercise Price	Weighted Average Shares	Weighted Average Exercise Price
Shares issuable under stock options	7,307	$15.31	4,591	$16.46
Shares issuable pursuant to 0.75% Convertible Senior Notes	8,333	$15.00	8,333	$15.00

(7) COMPREHENSIVE INCOME

The components of other comprehensive income for the three and six months ended June 30, 2006 and 2005 are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$5,160	$5,331	$3,858	$4,517
Other comprehensive income:
Unrealized holding gains arising during the period, net of tax	$27	$168	$63	$214
Unrealized holding losses arising during the period, net of tax	(119)	(41)	(172)	(97)
Foreign currency translation loss	(895)	(612)	(760)	(937)

Comprehensive income	$4,173	$4,846	$2,989	$3,697

(8) SEGMENTS

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

Summarized information by segment as excerpted from the internal management reports is as follows:

(in thousands)	U.S. Media	International Media	Other	Total
Three Months Ended June 30, 2006
Revenues	$72,795	$19,582	$—	$92,377
Operating expenses	55,333	18,206	14,011	87,550

Operating income(loss)	$17,462	$1,376	$(14,011)	$4,827

Three Months Ended June 30, 2005
Revenues	$63,401	$17,292	$—	$80,693
Operating expenses	50,827	16,254	8,930	76,011

Operating income(loss)	$12,574	$1,038	$(8,930)	$4,682

Six Months Ended June 30, 2006
Revenues	$140,560	$35,467	$—	$176,027
Operating expenses	111,854	35,341	26,327	173,522

Operating income(loss)	$28,706	$126	$(26,327)	$2,505

Six Months Ended June 30, 2005
Revenues	$122,217	$29,881	$—	$152,098
Operating expenses	100,516	31,998	15,979	148,493

Operating income(loss)	$21,701	$(2,117)	$(15,979)	$3,605

Since operating income (loss) before depreciation, amortization, stock compensation expense and stock option investigation costs is the measure of operating performance that management uses for making decisions and allocating resources, certain operating costs are not allocated across segments. These unallocated operating costs, included in “Other” in the table above, represent all depreciation and amortization expenses, as well as stock compensation expense and stock option investigation costs.

For the three and six months ended June 30, 2006, “Other” includes depreciation and amortization expenses of $8.0 million and $15.5 million and stock compensation expense of $4.6 million and $9.4 million, respectively. “Other” also includes $1.4 million of stock option investigation costs for both the three and six months ended June 30, 2006. For the three and six months ended June 30, 2005, “Other” represents depreciation and amortization expenses of $6.6 million and $12.8 million and stock compensation expense of $2.3 million and $3.2 million, respectively.

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

Listing on the Nasdaq Stock Market

On December 5, 2006, CNET Networks received notice that the Nasdaq Listing Qualifications Panel granted CNET Networks’ request for continued listing of its common stock on The Nasdaq Global Select Market. The continued listing of CNET Networks’ common stock is subject to the condition that on or before February 2, 2007, CNET Networks files with the SEC its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 and any necessary restatements of prior financial statements. Although CNET Networks believes the filing of this Form 10-Q and our concurrent filings of our amended Annual Report on Form 10-K/A, our amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006, and the delinquent Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 satisfy the Nasdaq Listing Qualifications Panel’s requirements, there can be no assurance that the Panel will be satisfied with these filings.

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

Amendment of Exercise Prices

On December 20, 2006, certain of CNET Networks’ executive officers holding stock options which were granted with per share exercise prices below the fair market value of a share of CNET Networks common stock on the appropriate measurement date (referred to as discount stock options) each entered into agreements pursuant to which they agreed to amend the exercise price of the discount stock options to the extent not vested as of December 31, 2004 and still outstanding at December 20, 2006. These executive officers held approximately 1.0 million discount stock options with a weighted average exercise price of approximately $9.03 per share which were re-priced to their fair market value. Under these agreements, the amended exercise prices of such options have been changed to and are equal to the fair market value of a share of CNET Networks’ common stock on the appropriate measurement date of each option. Based on the re-pricing, the 1 million options had a revised weighted average exercise price of approximately $9.92 per share.

The non-executive members of CNET Networks’ board of directors each entered into similar agreements to those entered into by the executive officers described above except that each non-executive director also agreed to re-price any discount option, whether or not vested as of December 31, 2004. The non-executive directors also agreed, with respect to any discount options which were previously exercised, to repay to the company an amount equal to the difference between the original exercise price and the fair market value of CNET Networks’ common stock on the appropriate measurement date of such options, net of taxes. Approximately 283,000 discount stock options with a weighted average exercise price of $9.40 per share held by non-executive members of CNET Networks’ board of directors and were re-priced to their fair market value. The weighted average exercise price of these 283,000 shares after the re-pricing was $10.07 per share. The estimated amount of repayment to the company for the difference between the original exercise price and the fair value of these approximately 27,000 options which were previously exercised by these directors is approximately $16,000 before taxes.

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

On September 13, 2006, CNET Networks announced that it had commenced a solicitation of consents from holders of its outstanding $125.0 million principal, 0.75% Senior Convertible Notes due 2024 (the Notes). The consents were to waive and amend certain obligations under the indenture governing the Notes resulting from CNET Networks failure to timely file with the SEC any required reports or filings. The prepared amendments and waivers pertained to CNET Networks’ failure to timely file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and possible delisting of CNET Networks’ stock from the Nasdaq Global Select Market.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We had an average of 116.2 million unique users per month in the second quarter of 2006, compared to 115.1 million unique users in the second quarter of 2005, an increase of 1%. These users generated over 92.8 million Web page views per day during the second quarter 2006 compared to 97.7 million in the second quarter of 2005, a 5% decrease. The increase in unique users reflects growth from most of our properties partially offset by a decline in users of Webshots. The decrease in page views for the quarter was also primarily due to Webshots, which has experienced increasing competitive pressure. While increases or decreases in unique users and daily average page views are not necessarily indicative of increases or decreases in financial results, we believe that these statistics are helpful because they provide insight into the growth of the Internet as an advertising medium resulting from increased user adoption and into user demand for CNET Networks’ properties in particular.

We believe that “operating income before depreciation, amortization and stock compensation expense” is useful to management and investors as a supplement to our U.S. GAAP (accounting principles generally accepted in the United States) financial measures for evaluating the ability of the business to generate cash from operations. Depreciation and amortization are non-cash items and include within them amounts related to past transactions and expenditures that are not necessarily reflective of the current cash or capital requirements of the business. Stock compensation expense is a non-cash item that does impact our ability to generate cash from operations.

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

Expenses

Our operating expenses primarily consist of revenues, sales and marketing and general and administrative costs, which are primarily cash related expense activities. The majority of our cash related expenses are costs associated with employee compensation, benefits and facilities, which represented approximately 59% of our total cash operating expenses for the three months ended June 30, 2006 and 2005, and 61% and 59% of our total cash operating expenses for the six months ended June 30, 2006 and 2005, respectively. Noncash related expenses consist of depreciation, amortization of intangible assets and stock compensation expense and are included in our operating income.

Cost of revenues includes costs associated with the production and delivery of our Internet sites, print publications and creation of our product database and related technology. The principal elements of cost of revenues for our operations are compensation and related expenses for the editorial, production and technology staff and associated costs for facilities and equipment. A substantial portion of expenses included in our cost of revenues remain consistent from period to period and do not necessarily fluctuate proportionately with fluctuations in revenues.

Sales and marketing expenses consist primarily of compensation and related expenses including associated costs for facilities and equipment, consulting fees and advertising expenses.

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

RESULTS OF OPERATIONS

Revenues

The following table sets forth our revenues for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Revenues:
Marketing services	$79,796	$69,781	$151,030	$129,569
Licensing, fees and user	12,581	10,912	24,997	22,529

	$92,377	$80,693	$176,027	$152,098

As a Percentage of Revenues:
Marketing services	86%	86%	86%	85%
Licensing, fees and user	14%	14%	14%	15%

	100%	100%	100%	100%

•	Marketing Services: sales of advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement is viewed by users of our websites) or activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners, or download a software application or a whitepaper), and sales of advertisements in our print publications.

•	Licensing, Fees and User: licensing our product database and online content, subscriptions to online services and print publications, and other paid services.

Total Revenues. Total revenues were $92.4 million and $80.7 million for the three months ended June 30, 2006 and 2005, and were $176.0 million and $152.1 million for the six months ended June 30, 2006 and 2005, respectively. Total revenues increased 14% and 16% for the three and six months ended June 30, 2006 as compared to the corresponding periods in 2005 primarily due to growth in our marketing services revenues.

For the three and six months ended June 30, 2006, approximately $3.9 million and $7.4 million, respectively, of our revenues were derived from barter transactions. For the three and six months ended June 30, 2005, approximately $3.2 million and $6.1 million, respectively, of our revenues were derived from barter transactions. Barter transactions occur when we deliver marketing services for the marketing services of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements delivered.

Marketing Services Revenues. Marketing services revenues were $79.8 million and $69.8 million for the three months ended June 30, 2006 and 2005, respectively, and represented 86% of total revenues for both of the three month periods. Marketing services revenues were $151.0 million and $129.6 million and represented 86% and 85% of total revenues for the six months ended June 30, 2006 and 2005, respectively. The increase in marketing services revenues of $10.0 million, or 14%, and $21.4 million, or 17%, for the three and six months ended June 30, 2006, respectively, as compared to the same periods of the prior year reflects growth in branding advertising in the categories where we have traditionally seen demand, such as computing, consumer electronics and games, and to a lesser extent from new categories, such as automobiles, consumer goods, and entertainment. The growth in branding advertising revenue was partially offset by a decrease in transactional activity among our users, resulting in lower revenue from leads to merchants, as well as a decrease in advertising in our international print publications.

Although our marketing services revenues have increased in the current year periods as compared to the same periods in prior year, we believe the growth has been somewhat slowed by certain product delays in the personal computing and gaming industries. The personal computing industry is experiencing a transition to a new

Microsoft operating system, and a delay in that transition to 2007 was announced in March of 2006. This has created uncertainty in the marketing and product development plans of several companies in the personal computing industry who were advertisers in our technology category, which we expect to result in the delay or reduction of some spending on our properties. In addition, a transition is occurring in the video games industry, as two large video game hardware manufacturers are expected to launch new platforms toward the end of 2006. During hardware transitions, game publishers launch fewer games as they wait for new platform availability, resulting in a reduction in marketing expenditures and fewer video game sales. While our games and entertainment category continues to exhibit strong growth, the reduction in gaming-related marketing has resulted in lower expected growth in our game-related revenues in 2006 compared to 2005.

Licensing, Fees and Users Revenues. Licensing, fees and user revenues were $12.6 million and $10.9 million for the three-month periods ended June 30, 2006 and 2005, respectively, and represented 14% of total revenues for both three-month periods. Licensing, fees and user revenues were $25.0 million and $22.5 million and represented 14% and 15% of total revenues for the six-month periods ended June 30, 2006 and 2005, respectively. The $1.7 million, or 15%, increase in the three months ended June 30, 2006, and the $2.5 million or 11% increase in the six months ended June 30, 2006 reflects growth from existing operations.

Operating Expenses

	Three Months Ended June 30,
	2006			2005
(in thousands)	Operating Expense	Noncash expense	Cash expense	Operating Expense	Noncash expense	Cash expense
Operating expenses:
Cost of revenues	$40,552	$1,972	$38,580	$37,608	$489	$37,119
Sales and marketing	24,689	876	23,813	19,636	219	19,417
General and administrative	12,933	1,785	11,148	12,138	1,593	10,545
Stock option investigation	1,401	—	1,401	—	—	—
Depreciation	5,265	5,265	—	4,285	4,285	—
Amortization	2,710	2,710	—	2,344	2,344	—

Total operating expenses	$87,550	$12,608	$74,942	$76,011	$8,930	$67,081

	Six Months Ended June 30,
	2006			2005
(in thousands)	Operating Expense	Noncash expense	Cash expense	Operating Expense	Noncash expense	Cash expense
Operating expenses:
Cost of revenues	$81,971	$3,936	$78,035	$74,561	$1,047	$73,514
Sales and marketing	47,652	1,772	45,880	38,241	444	37,797
General and administrative	26,962	3,681	23,281	22,949	1,746	21,203
Stock option investigation	1,401		1,401	—	—	—
Depreciation	10,087	10,087	—	8,289	8,289	—
Amortization	5,449	5,449	—	4,453	4,453	—

Total operating expenses	$173,522	$24,925	$148,597	$148,493	$15,979	$132,514

Cost of Revenues, Sales and Marketing, General and Administrative. We refer to cost of revenues, sales and marketing, and general and administrative expenses (excluding non-cash stock compensation expense) as “cash related expenses”. We incurred cash-related expenses in aggregate of $74.9 million and $67.1 million for the three months ended June 30, 2006 and 2005, respectively, representing approximately 81% and 83% of total revenues, respectively. We incurred cash-related expenses in aggregate of $148.6 million and $132.5 million for the six months ended June 30, 2006 and 2005, representing approximately 84% and 87% of total revenues, respectively. The majority of our cash-related expenses are costs associated with employee compensation, benefits and facilities, which represented over 59% and 61% of our total cash operating expenses during the three and six months ended June 30, 2006, respectively. Total cash-related expenses increased approximately 12% for the three and six months ended June 30, 2006 when compared to the prior year, respectively. The increase related primarily to higher compensation and benefits costs resulting from approximately 12% increase in our headcount for the first six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Non-cash stock compensation expense was $4.6 million and $2.3 million for the three months ended June 30, 2006 and 2005, respectively, and was $9.4 million and $3.2 million for the six months ended June 30, 2006 and 2005, respectively. Non-cash stock compensation expense included in cost of revenues was $2.0 million and $0.5 million, in sales and marketing was $0.8 million and $0.2 million and in general and administrative expenses was $1.8 million and $1.6 million for the three months ended June 30, 2006 and 2005, respectively. Non-cash stock compensation expense included in cost of revenues was $3.9 million and $1.0 million, in sales and marketing was $1.8 million and $0.5 million and in general and administrative expenses was $3.7 million and $1.7 million for the six months ended June 30, 2006 and 2005, respectively.

Stock Option Investigation. We have recorded expenses of $1.4 million for the three and six months ended June 30, 2006 related to costs incurred in connection with the investigation of our stock option dating practices and the adjustment of our historical financial statements to correct errors found in the investigation. These expenses represent costs for outside legal counsel and outside accounting experts that were engaged by both the special committee of the Board of Directors and management in performing an internal investigation relating to past option grants, the timing of such grants and related accounting matters. For more information regarding the restatement, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements,” and Note 2 of the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K/A for the year ended December 31 2005.

Depreciation and Amortization. Depreciation expense was $5.3 million and $4.3 million for the three months ended June 30, 2006 and 2005, and was $10.1 million and $8.3 million for the six months ended June 30, 2006 and 2005, respectively. The increase in depreciation expense is due to increased capital expenditure spending related to the launch of new products and to accommodate growth in users and usage.

Intangible asset amortization expense was $2.7 million and $2.3 million for the three months ended June 30, 2006 and 2005, and $5.4 million and $4.5 million for the six months ended June 30, 2006 and 2005, respectively. Our amortization expense has increased due to the amortization of intangible assets that were acquired in 2005.

Operating Income

Operating income for the three and six months ended June 30, 2006 was $4.8 million and $2.5 million, respectively, compared to operating income of $4.7 million and $3.6 million for the three and six months ended June 30, 2005, respectively. The increase in operating income in 2006 as compared to 2005 was due primarily to an increase in revenues of $11.7 million and $23.9 million, offset by an increase in operating costs of $11.5 million and $25.0 million, which included $4.6 million and $9.4 million of non-cash stock compensation expense for the three and six months ended June 30, 2006, respectively, as compared to the prior year.

The following table sets forth operating income before depreciation, amortization and stock compensation expense to operating income (loss) as calculated in accordance with GAAP for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Operating income	$4,827	$4,682	$2,505	$3,605
Stock compensation expense	4,633	2,301	9,389	3,237
Depreciation	5,265	4,285	10,087	8,289
Amortization	2,710	2,344	5,449	4,453

Operating income before depreciation, amortization and stock compensation expense	$17,435	$13,612	$27,430	$19,584

We expect lower revenue growth rates in 2006 compared to 2005, combined with our continued focus on investing in the business and adding new products, services and content categories in order to expand our audience and customer bases, are expected to translate into lower incremental profit margins in 2006 compared to 2005. Incremental profit margin is another non-GAAP financial measurement that our management uses to evaluate our results. This measure reflects the change in the current period’s operating income before depreciation, amortization, impairment and stock compensation as compared to the same period in the prior year, divided by the change in revenues for the corresponding period.

Nonoperating Income and Expense

Realized Gain/Loss on Sale of Investments. We recognized a loss of $0.2 million during the three months ended June 30, 2005 from sales of certain privately-held investments. We recognized gains of $0.5 million and $0.4 million during the six months ended June 30, 2006 and 2005, respectively.

Interest Income and Interest Expense. Interest income is earned on our cash and cash equivalents and investments in marketable debt securities. Interest income increased by approximately $0.8 million and $1.5 million for the three and six months ended June 30, 2006, respectively, as compared to the three and six months ended June 30, 2005, due to higher cash and investment balances and an increase in interest rates.

Discontinued Operations

Discontinued operations represents the results of operations for our Computer Shopper business which was sold on February 2, 2006. Current year results include a $0.8 million gain on sale. Our net operating loss from discontinued operations was $0.8 million for the six months ended June 30, 2006. Net operating income from discontinued operations for the three and six months ended June 30, 2005 was $0.4 million and $0.5 million, respectively.

Segment Revenues and Operating Expenses

For the three and six months ended June 30, 2006 as compared to prior year, revenues have increased for both the U.S. Media segment and the International Media segment. The increase in revenues for the U.S. Media segment is related to an increase in marketing services revenue. The increase in revenues for the International Media segment is due to an increase in interactive advertising revenue as well as from revenue from businesses acquired in the past year , offset by lower revenues from print businesses and the impact of changes in exchange rates on revenues denominated in certain foreign currencies.

For the three and six months ended June 30, 2006, the U.S. Media segment cash-related expenses as a percentage of revenues was relatively flat as compared to the prior year. The International Media segment cash related expenses were 93% and 100% of revenues in the three and six months ended June 30, 2006, respectively, compared to 94% and 107% of revenues in the three and six months ended June 30, 2005, respectively.

Liquidity and Capital Resources

When evaluating our overall cash position for the purpose of assessing our liquidity, we consider our cash and cash equivalents, short-term and long-term investments in marketable debt securities and restricted cash.

(in thousands)	June 30, 2006	December 31, 2005
Cash and cash equivalents	$79,040	$55,895
Short-term marketable debt securities	42,736	41,591
Long-term marketable debt securities	19,258	12,432
Restricted cash	2,248	2,248

	$143,282	$112,166

We evaluate our liquidity primarily on the following key measurements:

•	Net cash provided by operating activities

•	Operating income before depreciation, amortization and stock compensation expense

•	Free cash flow

Other key factors that impact our liquidity include:

•	Capital expenditures

•	Cash used for investments and acquisitions

•	Debt obligations or debt retirement

•	Proceeds from sales of our stock through stock option and employee stock purchase plan

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $44.1 million for the six months ended June 30, 2006 included net income of $3.9 million and non-cash depreciation and amortization charges totaling $15.5 million, as well as non-cash stock compensation expense of $9.4 million. Net cash provided by operating activities also included cash generated by a decrease in working capital requirements, primarily accounts receivable of $15.8 million. Net cash provided by operating activities of $21.8 million for the six months ended June 30, 2005 included net income of $4.5 million and non-cash depreciation and amortization totaling $12.8 million and non-cash stock compensation expense of $3.2 million. We may from time-to-time require cash for working capital purposes as our business expands.

Net Cash Used in Investing Activities

Net cash used in investing activities of $28.4 million and $15.3 million for the six months ended June 30, 2006 and 2005, respectively, was primarily due to capital expenditures, purchases of marketable debt securities and acquisitions and investments.

Acquisitions of property and equipments. Capital expenditures for the six months ended June 30, 2006 were $17.4 million. Capital expenditures for the full year 2006 are expected to be between $35.0 million and $38.0 million, an increase over the prior year due to the continued launch of new products and growth in users and usage.

Acquisitions and Investments. Cash used for acquisitions in the first six months ended June 30, 2006, represents payment of deferred consideration for the 2004 ZOL acquisition of $0.8 million, as well as $5.5 million paid for three acquisitions in the second quarter of 2006. In the six months ended June 30, 2005 we made cash payments of $11.0 million for four acquisitions and payments of $5.0 million related to deferred consideration from acquisitions completed in prior years. We routinely evaluate new business opportunities and ventures, including acquisitions, in a broad range of areas and expect to fund such investments through our existing cash and marketable debt securities, cash generated from operations and available bank borrowings.

Operating income before depreciation, amortization and stock compensation expense. Excluding non-cash charges consisting of depreciation, amortization and stock compensation expense, our operating income was $17.4 million and $13.6 million for the three months ended June 30, 2006 and 2005, respectively. Excluding non-cash charges consisting of depreciation, amortization and stock compensation expense, our operating income was $27.4 million and $19.6 million for the six months ended June 30, 2006 and 2005, respectively. Operating income before depreciation, amortization and stock compensation expense is a key liquidity measurement as it can be one of the primary drivers of the cash provided by operating activities.

Free cash flow. Free cash flow is defined as net cash provided by operating activities less capital expenditures. Free cash flow for the six months ended June 30, 2006 was $26.7 million (cash provided by operating activities of $44.1 million, less capital expenditures of $17.4 million). This compares to free cash flow for the six months ended June 30, 2005 of $10.9 million (cash provided by operating activities of $21.8 million, less capital expenditures of $10.9 million).

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

Net Cash Provided by Financing Activities

Cash provided by financing activities of $7.0 million and $7.2 million for the six months ended June 30, 2006 and 2005, respectively, was primarily due to the issuance of common stock through the exercise of stock options and the employee stock purchase plan.

Debt and Cash Balances

As of June 30, 2006, we had long-term obligations outstanding under notes payable totaling $12.4 million consisting primarily of notes payable related to acquisitions all of which are due in 2007 and 2008.

Current portion of long term debt includes. notes payable of $125.0 million of 0.75% Convertible Senior Notes. These notes were convertible, under certain circumstances, for shares of CNET Networks, Inc. common stock based on an initial effective conversion price of approximately $15.00 per share. On September 13, 2006, we announced that we had commenced a solicitation of consents from holders of our outstanding $125.0 million principal, 0.75% Senior Convertible Notes due 2024. The consents were to waive and amend certain obligations under the indenture governing the Notes resulting from our failure to timely file with the SEC any required reports or filings. The prepared amendments and waivers pertained to our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and possible delisting of our stock from the Nasdaq Global Select Market.

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

As of June 30, 2006, our aggregate cash balances totaled $143.2 million, consisting of $79.0 million cash and equivalents, $62.0 million of short-term and long-term investments in marketable debt securities as well as $2.2 million of restricted cash. We believe that existing funds will be sufficient to meet our anticipated cash needs to cover operations and for working capital fluctuations and for capital expenditures for the next 12 months. However, any significant acquisitions completed in the future could reduce our cash balances and may affect our liquidity and funding needs. However, as we routinely evaluate new business opportunities and ventures, including acquisitions, this could reduce our cash balances and may affect our liquidity and funding needs. As a result, we may determine to raise proceeds through the issuance of debt or equity securities. Our ability to raise such additional capital will depend on market conditions at the time.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, with earlier adoption permitted.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provisions of FIN 48.

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

In certain arrangements, we sell multiple deliverables to customers as part of a multiple-element arrangement. We consider these arrangements single units of accounting, and revenue is recognized in these arrangements on a proportional performance basis. as we deliver on our obligation.

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

Licensing, Fees and Users. Revenues for subscriptions to our Internet sites and product databases are recognized on a straight-line basis over the term of the subscription. CNET Networks completes our obligation to customers for these arrangements by granting them password access to our sites or databases. Upon execution of a contract, billing and commencement of the services, we record deferred revenue for the fee charged. This deferred revenue is recognized on a straight-line basis over the period of the arrangement. The amounts under contract are not refundable after the customer has used the service.

Collectibility of receivables

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our allowances on periodic assessment of our customers’ liquidity and financial condition through credit rating agencies reports, financial statement reviews and historical collection trends. If the financial condition of our customers were to deteriorate and thereby result in an inability to make payments, additional allowances would be required. As of June 30, 2006 and December 31, 2005, our allowance for doubtful accounts was $7.3 million and $7.5 million, respectively.

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

Contingencies

We evaluate whether a liability must be recorded for contingencies based on whether a liability is probable and estimable. Our most significant contingency is related to our lease guarantee for office space in New York City (as described in Note 11 of Item 8 — “Financial Statements” in our Annual Report on Form 10-K/A). If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, we would be required to make additional lease payments under the guarantee. As of September 30, 2006, the total lease payments remaining until the end of the lease term were $150.8 million, excluding the amounts attributable to our sublease with respect to the floor we occupy.

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

We also have exposure to market rate risk for changes in interest rates due to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the United States Government and its agencies, and in high-quality corporate issuers that, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

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

ITEM 4. Controls and Procedures

a)

Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q to ensure that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms. Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of June 30, 2006, our disclosure controls and procedures were effective.

b)	Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, we do not expect that the settlement will involve any payment by the Company. Based on the amount of our insurance and the agreement of the insurers to cover legal expenses after June 1, 2003, we do not anticipate additional expenses or liability if the settlement is approved. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. The Company believes its carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, the Company maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase settlement is finally approved, the Company’s maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $2.7 million.

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

Listing on the Nasdaq Stock Market

On December 5, 2006, we received notice that the Nasdaq Listing Qualifications Panel granted CNET Networks’ request for continued listing of our common stock on The Nasdaq Global Select Market. The continued listing of our common stock is subject to the condition that on or before February 2, 2007, we file with the SEC our delinquent Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 and any necessary restatements of our prior financial statements. Although we believe the filing of this Form 10-Q and our concurrent filings of our amended Annual Report on Form 10-K/A, our amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006, and the delinquent Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 satisfy the Nasdaq Listing Qualifications Panel’s requirements, there can be no assurance that the Panel will be satisfied with these filings.

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

ITEM 1A. Risk Factors

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Report on Form 10-Q contains “forward- looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or “continue,” and any other words of similar meaning.

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

On May 22, 2006, we announced that our Board of Directors had appointed a Special Committee comprised of independent directors to conduct, with the assistance of legal counsel and outside accounting experts, an internal investigation relating to past option grants, the timing of such grants and related accounting matters. As described in our Annual Report on Form 10-K/A for the year ended December 31, 2006 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements, in Item 8, “Financial Statements and Supplementary Data,” the Special Committee reached a preliminary conclusion in July 2006 concluding that the actual measurement dates for certain stock options granted between 1998 and 2001 differed from the recorded measurement dates. Charges related to the change in these stock option measurement dates were determined to be material and, as a result, we announced that we expected to restate our financial statements for 2005, 2004 and 2003 and possibly the first quarter of 2006. We announced the findings of the Special Committee’s review of our option granting practices on October 11, 2006, and management concluded its review in January 2007. As a result of these reviews, we have recorded substantial additional non-cash stock compensation expense, and related tax effects, related to stock option grants.

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

On August 14, 2006 and November 13, 2006, we received Nasdaq Staff Determination notices stating that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(14). The notices were issued in accordance with Nasdaq procedures because we did not timely file our Quarterly Reports on Form 10-Q for the periods ended June 30, 2006 and September 30, 2006. We requested and were granted a hearing on September 26, 2006 with the Nasdaq Listing Qualifications Panel. On December 5, 2006, we received notice that the Nasdaq Listing Qualifications Panel granted our request for continued listing of our common stock on the Nasdaq Global Select Market. The continued listing of our common stock is subject to the condition that on or before February 2, 2007, we must file with the SEC our Quarterly Reports on Form 10-Q for the periods ended June 30, 2006 and September 30, 2006 and any necessary restatements of our prior financial statements. Although we believe the January 29, 2007 filing of our Form 10-K/A and our concurrent filings of the Form 10-Q/A for the quarter ended March 31, 2006 and the delinquent Form 10-Qs satisfy the Nasdaq Listing Qualifications Panel’s requirements, we cannot assure you that the Panel will be satisfied with these filings.

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

•	Search engines. Search engines such as Google and Yahoo! compete with us by attracting users looking for goods, services and content similar to those offered on our websites. They also compete with us by attracting marketing dollars from companies trying to reach those users.

•	Online comparison shopping services. Specialized online comparison shopping services such as Shopping.com and PriceGrabber.com and the online shopping services operated by large general purpose portals have sought to expand the reviews and information offerings on their sites. They compete with us for users and the companies trying to reach those users.

•	Online retail and auction companies. These companies, such as Amazon.com and eBay, offer goods and services similar to those that can be obtained through our websites. They compete with us for users and the companies trying to reach those users.

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

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. As part of management’s review of our accounting policies and internal control over financial reporting for the year ended December 31, 2004 pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management concluded that there was a material weakness in our internal control over financial reporting related to the lack of adequate staffing in the area of financial reporting resulting in management’s inability to consistently follow some of its internal control over financial reporting related to (a) the timely preparation of comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for non-routine and complex items and (b) the conducting of a critical secondary review of this supporting documentation by internal staff or outside advisors to determine its completeness and the accuracy of the conclusions. We concluded that we have remediated this material weakness as of December 31, 2005. As discussed in Item 9A in our Annual Report on Form 10K/A for the year ended December 31, 2005, Controls and Procedures, and in connection with the restatement of our financial statements, our Chief Executive Officer and Chief Financial

Officer reevaluated our disclosure controls and procedures and internal control over financial reporting as of December 31, 2005 and concluded that our disclosure controls and procedures and internal control over financial reporting were effective. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we cannot assure you that our disclosure controls and procedures or internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Other deficiencies, particularly a material weakness in internal control over financial reporting, which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operation, financial condition or liquidity.

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

We have a substantial number of shares of common stock subject to stock options. As of September 30, 2006, we had 9,492,527 shares of common stock available for future grant under our employee stock option plans and 18,978,378 issuable upon the future conversion of outstanding stock options. In addition, as of September 30, 2006,, we have approximately 250 million shares of authorized but unissued shares of our common stock that are available for future sale. We cannot predict the effect, if any, that future sales of shares of our common stock, or the availability of shares of our common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of our common stock, including shares issued in connection with acquisitions or upon the exercise of stock options or warrants or the conversion of debt securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

On May 24, 2006, CNET Networks held its annual meeting of stockholders at which Shelby Bonnie and Eric Robison were re-elected as Class I directors. 132,095,201 votes were cast for Mr. Bonnie, and 3,313,551 votes were withheld. 127,603,402 votes were cast for Mr. Robison, and 7,805,350 votes were withheld. John C. “Bud” Colligan, Betsey Nelson, Jarl Mohn and Peter Currie continued as directors following the meeting.

109,632,090 votes were cast in favor of the amendment and restatement of the 2004 CNET Networks, Inc. Incentive Stock Award Plan to, among other modifications, increase the number of shares available for issuance under the plan by 7,600,000 shares. 12,944,410 votes were cast against this proposal and 43,830 votes were withheld.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

The following exhibits are filed as part of this Report:

10.1	Amended and Restated 2004 CNET Networks, Inc. Incentive Stock Award Plan (Incorporated by reference from Appenix B of CNET Networks’ 2006 definitive proxy statement on Schedule 14A filed on May 11, 2006)

31.1	Certificate of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of Principal Financial Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNET Networks, Inc.
(Registrant)

/s/ George E. Mazzotta
George E. Mazzotta
Executive Vice President, Chief Financial Officer

Dated: January 29, 2007

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amended and Restated 2004 CNET Networks, Inc. Incentive Stock Award Plan (Incorporated by reference from Appenix B of CNET Networks’ 2006 definitive proxy statement on Schedule 14A filed on May 11, 2006)

31.1*	Certificate of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Principal Executive Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Certificate of Principal Financial Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herein.