Form 10-Q
period 2006-09-30
CNET NETWORKS INC
filed 2007-01-29
CIK 1015577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

EXPLANATORY NOTE

On November 13, 2006, we filed a Form NT 10-Q indicating that we would not be able to file our Form 10-Q for the quarterly period ended September 30, 2006 pending completion of an independent investigation into our stock option accounting conducted under the direction of a special committee of the Board of Directors (“Special Committee) established in May 2006. We announced the findings of the Special Committee’s review of our option granting practices on October 11, 2006, and management concluded its review in January 2007. Based on these reviews, we have restated our financial statements for the years ended December 31, 1996 through December 31, 2005 and the interim periods therein to record additional stock compensation expense.

On January 29, 2007, we filed an amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 (the “Form 10-K/A”). The Form 10-K/A includes restated statements of operations and balance sheets for all quarters of 2005. The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005 included in this Quarterly Report on Form 10-Q reflect the restated financial statements included in the Form 10-K/A. For additional information on the restatement and other adjustments and reclassifications, see Note 2 to the financial statements included in Part II, Item 8 of the Form 10-K/A.

PART I.

ITEM 1. FINANCIAL INFORMATION

CNET NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:	$93,295	$82,263	$269,322	$234,361
Operating expenses:
Cost of revenues	42,282	38,166	124,253	112,727
Sales and marketing	23,290	19,535	70,942	57,777
General and administrative	14,227	12,221	41,189	35,169
Stock option investigation	5,825	—	7,226	—
Depreciation	5,880	4,493	15,967	12,782
Amortization of intangible assets	3,203	2,947	8,652	7,400
Asset impairments	—	1,613	—	1,613
Goodwill impairments	1,418	—	1,418	—

Total operating expenses	96,125	78,975	269,647	227,468

Operating income (loss)	(2,830)	3,288	(325)	6,893

Non-operating income (expense):
Realized gains (losses) on investments, net	58	(1,885)	558	(1,515)
Interest income	1,565	375	3,997	1,259
Interest expense	(696)	(532)	(2,014)	(2,322)
Other, net	(7)	(86)	50	(168)

Total non-operating income (expense)	920	(2,128)	2,591	(2,746)

Income (loss) from continuing operations before income taxes	(1,910)	1,160	2,266	4,147

Income tax expense (benefit)	420	137	701	(845)

Income (loss) from continuing operations	(2,330)	1,023	1,565	4,992

Loss from discontinued operations	—	(6,698)	(37)	(6,150)

Net income (loss)	$(2,330)	$(5,675)	$1,528	$(1,158)

Basic net income (loss) per share	$(0.02)	$(0.04)	$0.01	$(0.01)

Diluted net income (loss) per share	$(0.02)	$(0.04)	$0.01	$(0.01)

Shares used in calculating basic net income (loss) per share	149,792	147,057	148,981	145,209
Shares used in calculating diluted net income (loss) per share	149,792	147,057	152,506	145,209

See accompanying Notes to Condensed Consolidated Financial Statements.

CNET NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$78,686	$55,895
Investments in marketable debt securities	45,047	41,591
Accounts receivable, net	74,882	85,312
Other current assets	14,106	14,337

Total current assets	212,721	197,135

Restricted cash	2,178	2,248
Investments in marketable debt securities	15,892	12,432
Property and equipment, net	67,603	57,765
Other assets	15,328	18,948
Intangible assets, net	36,067	37,380
Goodwill	132,755	129,658

Total assets	$482,544	$455,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,289	$8,330
Accrued liabilities	56,295	52,140
Current portion of long-term debt	140,984	2,652

Total current liabilities	204,568	63,122

Non-current liabilities:
Long-term debt	2,364	139,114
Other liabilities	690	794

Total liabilities	207,622	203,030

Stockholders’ equity:
Common stock; $0.0001 par value; 400,000 shares authorized; 149,805 and 148,685 outstanding at September 30, 2006 and at December 31, 2005, respectively	15	15
Additional paid-in-capital	2,873,821	2,857,175
Deferred stock compensation	—	(2,871)
Accumulated other comprehensive loss	(12,053)	(13,394)
Treasury stock, at cost: 1,510 shares at September 30, 2006 and December 31, 2005	(30,453)	(30,453)
Accumulated deficit	(2,556,408)	(2,557,936)

Total stockholders’ equity	274,922	252,536

Total liabilities and stockholders’ equity	$482,544	$455,566

See accompanying Notes to Condensed Consolidated Financial Statements.

CNET NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net Income (loss)	$1,528	$(1,158)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,618	20,315
Stock compensation expense	14,393	5,398
Impairments	1,418	8,957
Asset disposals	88	42
Noncash interest	(515)	291
Allowance for doubtful accounts	1,831	1,311
Gain on sale of business	(778)	—
Gain (loss) on sale of marketable securities and privately held investments	(558)	1,515
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	8,369	2,580
Other assets	1,221	1,014
Accounts payable	(1,128)	510
Accrued liabilities	2,809	(5,403)
Other long-term liabilities	(78)	(946)

Net cash provided by operating activities	53,218	34,426

Cash flows from investing activities:
Purchase of marketable debt securities	(44,546)	(36,580)
Proceeds from sale of marketable debt securities	39,450	43,410
Proceeds from sales of investments in privately held companies	—	568
Release of restrictions on cash	70	15,200
Investments in privately held companies	3,058	(1,759)
Cash paid for acquisitions, net of cash acquired	(9,666)	(15,924)
Acquisitions of property and equipment	(26,891)	(16,192)

Net cash used in investing activities	(38,525)	(11,277)

Cash flows from financing activities:
Proceeds from exercise of stock options	7,280	23,736
Principal payments on borrowings	(47)	(5,873)

Net cash provided by financing activities	7,233	17,863

Net increase in cash and cash equivalents	21,926	41,012
Effect of exchange rate changes on cash and cash equivalents	865	(727)
Cash and cash equivalents at the beginning of the period	55,895	29,560

Cash and cash equivalents at the end of the period	$78,686	$69,845

Supplemental disclosure of cash flow information:
Interest paid	$1,095	$1,572
Taxes paid	$1,017	$1,999

See accompanying Notes to Condensed Consolidated Financial Statements.

CNET NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(1) BASIS OF FINANCIAL STATEMENTS

BUSINESS AND BASIS OF PRESENTATION

CNET Networks, Inc. (“CNET Networks”) is a worldwide media company and creator of content environments for the interactive age. CNET Networks operates websites, each with its own distinct brand, in four content categories: technology, entertainment, business and community. CNET Networks’ brands, such as, CNET, GameSpot, TV.com, MP3.com, BNET, ZDNet, Webshots and CHOW serve these four categories. Many of CNET Networks’ international sites operate under the same brands as our U.S. sites, with additional brands represented, such as ZOL, PCHome and Silicon. CNET Networks was incorporated in the state of Delaware in December 1992.

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

The condensed consolidated results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other future period.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in CNET Networks’ significant accounting policies during the nine months ended September 30, 2006 as compared to what was previously disclosed in CNET Networks’ amended Annual Report on Form 10-K/A for the year ended December 31, 2005, except as noted below.

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

There were no customers with revenues exceeding 10% of total revenues for the three months ended September 30, 2005. Revenues from one customer, Google Inc., approximated 10% of total revenues for the nine months ended September 30, 2005 and for the three and nine months ended September 30, 2006, respectively.

STOCK-BASED COMPENSATION

On January 1, 2006, CNET Networks adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes CNET Networks’ previous accounting for share-based awards under APB 25 for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). CNET Networks has applied the provisions of SAB 107 in its adoption of SFAS 123(R). CNET

Networks adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning of CNET Networks’ current year. CNET Networks’ financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, CNET Networks’ financial statements for prior periods do not include the impact of SFAS 123(R).

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

(2) DISCONTINUED OPERATIONS

On February 2, 2006, CNET Networks sold its Computer Shopper magazine business to SX2 Media Labs LLC. The Computer Shopper magazine business was part of the U.S. Media segment. In accordance with the provisions of SFAS 144, CNET Networks has accounted for this disposal as a discontinued operation. The results of this business in all periods has been reclassified from continuing operations and shown as discontinued operations on the consolidated statement of operations. CNET Networks has recorded a gain of $0.8 million associated with the sale, which is also included in discontinued operations.

Following is summarized financial information for Computer Shopper:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2006		2005	2006	2005
Revenues		$—	$4,414	$987	$12,041

Net operating loss from discontinued operations		$—	$(6,698)	$(815)	$(6,150)
Gain on sale, net of tax		—	—	778	—

Loss from discontinued operations, net of tax		$—	$(6,698)	$(37)	$(6,150)

Basic and diluted loss per share of discontinued operations	$	N/A	$(0.05)	$0.00	$(0.04)

(3) ACQUISITIONS

For the nine months ended September 30, 2006, purchase consideration for all 2006 acquisitions was as follows:

(in thousands)
Cash	$8,627
Deferred consideration	3,285
Direct acquisition costs	220

Net assets acquired	$12,132

During the nine months ended September 30, 2006, CNET Networks made five acquisitions. During the second quarter of 2006, CNET Networks purchased Western IT Networking Co., Ltd (“West IT”) and Instant Comma, Inc. (“CHOW”). West IT, which is located in China, is an independent online resource dedicated to providing news, reviews, and information about IT products and digital products. CHOW is an online resource dedicated to providing content in the areas of food and lifestyle. Also during the second quarter of 2006, CNET Networks acquired UrbanBaby, Inc (“UrbanBaby”), which is an online resource that contains a guide for expectant and new mothers. In the third quarter of 2006, CNET acquired XCar Power Technology & Trade Co., Ltd. (“XCar”) and GoCar, which will help power the interactive environment for auto-related information and communities in China.

These acquisitions serve to broaden CNET Networks’ content coverage and expand its opportunity to reach new categories of advertisers. Under the terms of the agreements, CNET Networks paid an aggregate purchase price, including direct transaction costs of $0.2 million, totaling $12.1 million for these acquisitions, consisting of $8.6 million paid in cash, issuance of a $1.5 million note payable due in two years bearing interest at a rate of 4.84% per year and $1.8 million payable due in January 2007.

The purchase consideration of the acquisitions during the nine months ended September 30, 2006 has been allocated to the estimated fair values of the assets acquired and liabilities assumed for these acquisitions at the dates of the acquisition as follows:

(in thousands)	Total	Weighted Average Life
Cash acquired	$23
Tangible assets acquired	190
Amortizable intangible assets:		5 years
Tradenames	3,056	7 years
Existing relationships	1,430	6 years
Developed technology	546	2 years
Content	2,274	4 years
Noncompete	108	3 years
Goodwill	4,592

Total assets acquired	12,219

Liabilities assumed	(87)

Net assets acquired	$12,132

(4) GOODWILL AND INTANGIBLE ASSETS

Acquired Intangible Assets. The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

(in thousands)	September 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Tradename and trademarks	$41,188	$(25,890)	$15,298	$16,150
Existing relationships	16,771	(4,690)	12,081	12,403
Developed technology	8,014	(3,906)	4,108	5,598
Content	5,179	(2,174)	3,005	1,820
Other	3,479	(1,904)	1,575	1,409

Total intangible assets, net	$74,631	$(38,564)	$36,067	$37,380

Intangible assets that are subject to amortization are amortized on a straight-line basis and have original estimated useful lives as follows: tradenames and trademarks, two to fifteen years; existing relationships, three to seven years; developed technology, two to three years; content, two to five years; and other, two to five years. Useful lives are reviewed regularly to ensure that a change in circumstances has not occurred that would result in a change in an asset’s estimated useful life. Estimated future amortization expense related to amortizable intangible assets at September 30, 2006 was as follows:

(in thousands)
Q4 2006	$2,908
2007	10,268
2008	7,569
2009	5,938
2010	5,238
Thereafter	4,146

$36,067

Goodwill. The following table sets forth the changes in goodwill by reporting unit for the nine months ended September 30, 2006:

(in thousands)	U.S. Media	Computer Shopper	Channel Services	Asia	Europe	Total
Balances as of December 31, 2005	$96,065	$300	$5,626	$25,653	$2,014	$129,658
Disposals	—	(300)	—	—	—	(300)
Impairment	(1,418)	—	—	—	—	(1,418)
Acquisitions	2,400	—	—	2,192	—	4,592
Foreign translation adjustments	—	—	—	13	210	223

Balances as of September 30, 2006	$97,047	$—	$5,626	$27,858	$2,224	$132,755

The U.S. Media and Channel Services reporting units operate in CNET Networks’ U.S. Media segment, as did the Computer Shopper business until its sale in the first quarter of 2006 and therefore will no longer be a reporting unit. The Asia and Europe reporting units operate in CNET Networks’ International segment.

The increase in goodwill in 2006 is due to the acquisitions in 2006 offset by the sale of our Computer Shopper business and the sale of an equity investment in the first quarter of 2006. Additionally, in connection with the decision to terminate CNET Networks’ U.S. events operations in the third quarter of 2006, an impairment charge of $1.4 million was recorded to write-off the goodwill associated with this business.

As of August 31, 2006 CNET Networks performed its annual evaluation of the carrying value of goodwill and other intangibles compared to the fair value of each of the reporting units under the provisions of Statement of Financial Accounting Standards No. 142. The evaluation was prepared based on CNET Networks’ current and projected performance for the identified reporting units. The fair value of our reporting units was determined using a combination of the income and market approaches. Based on this evaluation, CNET Networks determined that the implied fair value exceeded the carrying value of goodwill and other intangible assets for each of its reporting units as of August 31, 2006. In the application of these methodologies, CNET Networks was required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates, including changes in the economy, the business environment in which we operate, and/or our own relative performance. Any differences in actual results compared to our estimates could result in further future impairments.

(5) DEBT

Notes Payable

On September 13, 2006, CNET Networks announced that it had commenced a solicitation of consents from holders of its outstanding $125.0 million principal, 0.75% Senior Convertible Notes due 2024 (the “Notes). The consents were to waive and amend certain obligations under the indenture governing the notes to timely file with the Securities and Exchange Commission any required reports or filings. On October 11, 2006, CNET Networks modified and extended its solicitation of consents. The consent solicitation was modified to offer holders a two-year extension of the call protection period so that such period would end on April 20, 2011 rather than April 20, 2009. The solicitation expired on October 18, 2006 and CNET Networks did not receive a sufficient number of consents from holders to satisfy the 70% requisite consent threshold. On October 25, 2006, CNET Networks received a notice of acceleration under the indenture from Wells Fargo Bank, National Association, the trustee for the holders of the Notes. The acceleration letter declared the principal amount outstanding under the Notes, together with any accrued and unpaid interest were immediately due and payable. CNET Networks retired all the Notes in response to the notice of acceleration with existing cash and available borrowings.

Revolving Credit Facility

On September 12, 2006, CNET Networks entered into a new one-year credit agreement. Under the terms of this agreement, CNET Networks can borrow up to an aggregate principal amount of $60.0 million, which can be drawn down as revolving loans or term loans. Interest rates applicable to amounts outstanding under term loans or revolvers are, at CNET Networks’ option, either the base rate or the Eurodollar rate, where the base rate is the higher of the Federal Funds rate plus 0.5% or the lender’s prime rate, and the Eurodollar rate is LIBOR plus an applicable margin based on CNET Networks’ leverage. The borrowings are secured by most of CNET Networks’ assets, excluding goodwill and certain intangible assets. The credit agreement contains restrictive covenants that include limitation of additional indebtedness and restrictions related to the payment of dividends and the prepayment of other indebtedness. Additionally, CNET Networks is required to meet certain monthly and quarterly financial covenants, including minimum levels of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), unrestricted net liquidity and a minimum liquid capital to total debt ratio. CNET Networks was in compliance with all covenants at September 30, 2006.

(6) EMPLOYEE STOCK BENEFIT PLANS

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

EMPLOYEE STOCK OPTION PLANS

Stock Option Program Description

As of September 30, 2006, CNET Networks had the following stock option incentive plans:

(in thousands)
Plan Name	Number of Shares Authorized	Number of Shares Outstanding	Number of Shares Available for Grant
Stockholder-approved Plans	41,000	13,775	8,514
Plans not approved by stockholders	8,827	4,030	979
Assumed Plans	Not applicable	1,173	—

Total		18,978	9,493

Stock options for the 1994 Stock Option Plan, the CNET 1997 Stock Option Plan, the CNET 2000 Stock Incentive Plan, and the CNET 2004 Incentive Stock Plan were approved by the stockholders. Stock options for the 2001 CNET Networks, Inc. Stock Incentive Plan and the TwoFold Photos, Inc. 2003 Common Stock Incentive Plan were not approved by the stockholders. Assumed plans are stock option plans that CNET Networks assumed in connection with various acquisitions. All stock options have terms of 10 years, except for options issued to employees in Switzerland which have a term of 12 years, and generally vest and become fully exercisable four years from the date of grant. The vesting schedule for stock option grants are generally as follows: 25% of the grant vests one year from date of grant with the remainder of the grant vesting in 36 equal monthly installments thereafter.

On May 24, 2006 the stockholders of CNET Networks, Inc. by the affirmative vote of the holders of 90.1% of the shares of our common stock present, in person or by proxy, and entitled to vote on the matter, approved the Amended and Restated 2004 CNET Networks, Inc. Incentive Stock Award Plan (the “Amended Plan”). The Amended Plan included, among other things, an increase in the number of shares authorized for issuance under the 2004 Plan by 7.6 million shares.

General Option Information

The following table summarizes stock options activity for the nine months ended September 30, 2006:

Options	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2005	18,959	$9.99	7.2

Granted	196	13.87
Exercised	(616)	6.31
Forfeited or expired	(466)	9.77

Outstanding at March 31, 2006	18,073	10.16	7.0	$92,722

Granted	173	10.94
Exercised	(360)	6.53
Forfeited or expired	(666)	9.73

Outstanding at June 30, 2006	17,220	10.26	6.6	$21,379

Granted	2,862	8.38
Exercised	(56)	4.70
Forfeited or expired	(1,048)	14.84

Outstanding at September 30, 2006	18,978	$9.74	7.0	$35,348

Vested and expected to vest at September 30, 2006	17,104	$9.70	6.0	$33,631

Options exercisable at September 30, 2006	10,980	$9.43	5.7	$28,302

The aggregate intrinsic value of $35.3 million as of September 30, 2006 is based on CNET Networks’ closing stock price of $9.58 on that date and represents the total pretax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $6.7 million. The total number of in-the-money options exercisable as of September 30, 2006 was 8,482 shares.

As of September 30, 2006, there was $42.0 million of total unrecognized compensation cost related to nonvested share-based awards granted under the option plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Valuation and Expense Information under SFAS 123(R)

For the three months ended September 30, 2006, we recorded no expense under SFAS 123(R) related to our employee stock purchase plans since there were no exercises due to the temporary suspension of the plan. The following table summarizes stock compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months and nine months ended September 30, 2006:

(in thousands)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock compensation expense included in:
Cost of revenues	$2,148	$6,084
Sales and marketing	1,003	2,775
General and administrative	1,853	5,534

Stock compensation expense	$5,004	$14,393

The weighted-average estimated fair value of employee stock options granted during the three and nine months ended September 30, 2006 was $4.89 and $5.03 per share, respectively. The weighted-average estimated fair value of employee stock options granted during the three and nine months ended September 30, 2005 was $7.55 and $7.40 per share, respectively. The fair value of the stock options granted under stock-based compensation plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants during the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock options:
Dividend yield	0%	0%	0%	0%
Expected volatility	71.5% - 76.8%	84.6%	56.9% - 76.8%	83.5-84.6%
Risk-free interest rate	4.76% - 5.21%	3.93%	4.38% - 5.21%	3.52-3.93%
Expected life (in years)	3.7 - 4.6	3	3.7 - 4.6	3

Employee Stock Purchase Plan:
Dividend yield	Not applicable	0%	0%	0%
Expected volatility	Not applicable	31.7%	34.0% - 62.0%	31.7-54.2%
Risk-free interest rate	Not applicable	3.05%	3.98% - 4.63%	2.23-3.05%
Expected life (in years)	Not applicable	0.25	0.25-0.50	0.25-0.50

In accordance with the terms of the plan, the Employee Stock Purchase Plan was temporarily suspended, during the quarter ended September 30, 2006, due to the inability of CNET Networks to file required reports with the Securities and Exchange Commission. Therefore, no weighted average assumptions are provided for the Employee Stock Purchase Plan for the three months ended September 30, 2006. Consequently, the assumptions provided for this plan for the nine months ended September 30, 2006 are the same as those used during the six months ended June 30, 2006.

CNET Networks’ computation of expected volatility is based on a combination of historical and implied stock-price volatility. The risk-free interest rate assumption is based upon U.S. Treasury bond rates appropriate for the term of CNET Networks’ employee stock options. The dividend yield assumption is based on CNET Networks’ history and current expectation of no dividend payouts.

The expected term of employee stock options represents the period the stock options are expected to remain outstanding from date of grant and is based on the historical average holding period of exercised options and the expected holding period of outstanding shares.

Pro Forma Information under SFAS 123 for Period Prior to 2006

The table below reflects pro forma net income (loss) and diluted net income (loss) per share as if CNET Networks had applied the fair value recognition of SFAS 123 to stock-based compensation for the three and nine months ended September 30, 2005 compared to diluted net loss for the three and nine months ended September 30, 2006:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss) - as reported for the period	Not applicable	$(5,675)	Not applicable	$(1,158)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax (1)	Not applicable	2,161	Not applicable	5,398
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	$(5,004)	(6,014)	$(14,393)	(17,594)

Net income (loss), including the effect of stock compensation expense (2)	$(2,330)	$(9,528)	$1,528	$(13,354)

Basic and diluted net income (loss) per share:
Diluted net loss per share - as reported for the period	Not applicable	$(0.04)	Not applicable	$(0.01)
Diluted net income (loss) per share, including the effect of stock-based compensation expense (2)	$(0.02)	$(0.06)	$0.01	$(0.09)

(1)	Stock compensation expense prior to 2006 is calculated based on the pro forma application of SFAS 123.
(2)	Net income (loss) and net income (loss) per share prior to 2006 represents pro forma information based on SFAS 123.

(7) NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income per share:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income (loss) available to common stockholders	$(2,330)	$(5,675)	$1,528	$(1,158)

Shares used in calculating basic and diluted earnings per share:
Basic - weighted average shares outstanding	149,792	147,057	148,981	145,209
Diluted - dilutive stock options	—	—	3,525	—

Weighted average dilutive shares	149,792	147,057	152,506	145,209

Basic income (loss) per common share	$(0.02)	$(0.04)	$0.01	$(0.01)

Diluted income (loss) per common share	$(0.02)	$(0.04)	$0.01	$(0.01)

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

The following table summarizes potential common shares outstanding excluded from the calculation of diluted net income (loss) per share for the three and nine months ended September 30, 2006 and 2005, because their effect is anti-dilutive:

(in thousands)	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
	Weighted Average Shares	Weighted Average Exercise Price	Weighted Average Shares	Weighted Average Exercise Price
Shares issuable under stock options	18,478	$9.84	19,832	$9.75
Shares issuable pursuant to 0.75% Convertible Senior Notes	8,333	$15.00	8,333	$15.00

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	Weighted Average Shares	Weighted Average Exercise Price	Weighted Average Shares	Weighted Average Exercise Price
Shares issuable under stock options	10,175	$13.44	19,832	$9.75
Shares issuable pursuant to 0.75% Convertible Senior Notes	8,333	$15.00	8,333	$15.00

(8) OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 are as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(2,330)	$(5,675)	$1,528	$(1,158)

Other comprehensive income (loss):
Unrealized holding gains arising during the period, net of tax	$246	$59	$309	$273
Unrealized holding losses arising during the period, net of tax	(31)	(21)	(203)	(118)
Foreign currency translation gains (losses)	(474)	293	(1,234)	(643)

Comprehensive income (loss)	$(2,589)	$(5,344)	$400	$(1,646)

(9) SEGMENTS

CNET Networks’ primary areas of measurement and decision-making include two principal business segments, U.S. Media and International Media. U.S. Media consists of an online network focused on four content categories: technology, entertainment, business and community. International Media includes the delivery of online technology information and several technology print publications in non-U.S. markets.

Summarized information by segment as excerpted from the internal management reports is as follows:

(in thousands)	U.S. Media	Inter- national Media	Other	Total

Three Months Ended September 30, 2006
Revenues	$73,480	$19,815	$—	$93,295
Operating expenses	56,369	18,446	21,310	96,125

Operating income (loss)	$17,111	$1,369	$(21,310)	$(2,830)

Three Months Ended September 30, 2005
Revenues	$65,858	$16,405	$—	$82,263
Operating expenses	51,755	16,006	11,214	78,975

Operating income (loss)	$14,103	$399	$(11,214)	$3,288

Nine Months Ended September 30, 2006
Revenues	$214,040	$55,282	$—	$269,322
Operating expenses	168,223	53,787	47,637	269,647

Operating income (loss)	$45,817	$1,495	$(47,637)	$(325)

Nine Months Ended September 30, 2005
Revenues	$188,075	$46,286	$—	$234,361
Operating expenses	152,271	48,002	27,195	227,468

Operating income (loss)	$35,804	$(1,716)	$(27,195)	$6,893

Since operating income (loss) before depreciation, amortization, impairments, stock compensation expense and stock option investigation costs is a measure of operating performance that management uses for making decisions and allocating resources, certain operating costs are not allocated across segments. These unallocated operating costs, included in “Other” in the table above, represent all depreciation, amortization, impairments, stock compensation expense and stock option investigation costs.

For the three and nine months ended September 30, 2006, “Other” includes depreciation, amortization, asset impairment expenses of $10.5 million and $26.0 million, stock compensation expense of $5.0 million and $14.4 million and stock option investigation costs of $5.8 million and $7.2 million, respectively. For the three and nine months ended September 30, 2005, “Other” includes depreciation, amortization, and impairment expenses of $9.0 million and $21.8 million and stock compensation expense of $2.2 million and $5.4 million, respectively.

Assets are not allocated to segments for internal reporting purposes. Segment operating income (loss) before depreciation, amortization, impairments, stock compensation expense and stock option investigation costs should not be considered a substitute for operating income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

(10) SUBSEQUENT EVENTS

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

Listing on the Nasdaq Stock Market

On December 5, 2006, CNET Networks received notice that the Nasdaq Listing Qualifications Panel granted CNET Networks’ request for continued listing of its common stock on The Nasdaq Global Select Market. The continued listing of CNET Networks’ common stock is subject to the condition that on or before February 2, 2007, CNET Networks files with the SEC its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 and any necessary restatements of prior financial statements. Although CNET Networks believes the filing of this Form 10-Q and our concurrent filings of our amended Annual Report on Form 10-K/A for the year ended December 31, 2005, our amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006, and the delinquent Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 satisfy the Nasdaq Listing Qualifications Panel’s requirements, there can be no assurance that the Panel will be satisfied with these filings.

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

Explanation of Key Management Metrics

We evaluate our financial performance primarily on the following key measurements:

•	Revenues

•	Operating income

•	Net income and earnings per share

We evaluate our liquidity primarily on the following key measurements:

•	Net cash provided by operating activities

•	Operating income before depreciation, amortization, asset impairment and stock compensation expense

•	Free cash flow

We had an average of 124.5 million unique users per month in the third quarter of 2006, compared to 110.0 million unique users in the third quarter of 2005, an increase of 13%. These users generated over 86.3 million Web page views per day during the third quarter 2006 compared to 99.4 million in the third quarter of 2005, a 13% decrease. The increase in unique users reflects growth from most of our properties. The decrease in page views for the quarter was primarily due to Webshots, which has experienced increasing competitive pressure. While increases or decreases in unique users and daily average page views are not necessarily indicative of increases or decreases in financial results, we believe that these statistics are helpful because they provide insight into the growth of the Internet as an advertising medium resulting from increased user adoption and into user demand for CNET Networks’ properties in particular.

We believe that “operating income before depreciation, amortization, asset impairments and stock compensation expense” is useful to management and investors as a supplement to our U.S. GAAP (accounting principles generally accepted in the United States) financial measures for evaluating the ability of the business to generate cash from operations. Depreciation, amortization and asset impairments are non-cash items and include within them amounts related to past transactions and expenditures that are not necessarily reflective of the current cash or capital requirements of the business. Stock compensation expense is a non-cash item that does not impact out ability to generate cash from operations.

Management refers to “operating income before depreciation, amortization, asset impairments and stock compensation expense” in making operating decisions and for planning and compensation purposes. A limitation associated with this measure is that it does not reflect the costs of certain capitalized tangible and intangible assets used in generating revenue. Management compensates for these limitations by relying primarily on our U.S. GAAP financial measures, such as capital expenditures, and using “operating income before depreciation, amortization, asset impairments and stock compensation expense” only on a supplemental basis. Although depreciation and amortization are non-cash charges, the capitalized assets being depreciated and amortized will often have to be replaced in the future, and “operating income before depreciation, amortization and stock compensation expense” does not reflect any cash requirements for such replacements. This measure also does not take into account interest expense, or the cash requirements necessary to service interest or principal payments on our debt. Nor does the measure reflect changes in, or cash requirements for, our working capital needs. “Operating income before depreciation, amortization and asset impairments and stock compensation expense” should be considered in addition to, and not as a substitute for, other measures of financial performance prepared in accordance with U.S. GAAP.

Revenues

We have determined that our business segments are U.S. Media and International Media. U.S. Media consists of an online network focused on four content categories: technology, entertainment, business and community. International Media includes the delivery of online technology information and several technology and gaming print publications in non-U.S. markets. Within these business segments, we earn revenues from:

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

Expenses

Our operating expenses primarily consist of cost of revenues, sales and marketing and general and administrative costs, which are primarily cash-related expense activities. The majority of our cash-related expenses are costs associated with employee compensation, benefits and facilities, which represented approximately 58% and 60% of our total cash operating expenses for the three months ended September 30, 2006 and 2005, respectively, and 60% and 59% of our total cash operating expenses for the nine months ended September 30, 2006 and 2005, respectively. Noncash-related expenses consist of depreciation, amortization of intangible assets, asset impairment and stock compensation expense and are included in our operating income (loss).

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

Sales and marketing expenses consist primarily of compensation and related expenses, including associated costs for facilities and equipment, consulting fees and advertising expenses.

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

On September 12, 2006, we entered into a new one-year credit agreement. Under the terms of this agreement, we can borrow up to an aggregate principal amount of $60 million, which can be drawn down as revolving loans or term loans. Interest rates applicable to amounts outstanding under term loans or revolvers are at our option, either the base rate or the Eurodollar rate, where the base rate is the higher of the Federal Funds rate plus 0.5% or the lender’s prime rate: the Eurodollar rate is LIBOR plus an applicable margin based on our leverage. The borrowings are secured by most of our assets, excluding goodwill and certain intangible assets. The credit agreement contains various restrictive covenants that include limitation of additional indebtedness and restrictions related to the payment of dividends and the prepayment of other indebtedness. Additionally, we are required to meet certain monthly and quarterly financial covenants, including minimum levels of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), unrestricted net liquidity and a minimum liquid capital to total debt ratio. We were in compliance with all covenants at September 30, 2006.

On September 13, 2006, CNET Networks announced that it had commenced a solicitation of consents from holders of its outstanding $125.0 million principal, 0.75% Senior Convertible Notes due 2024 (the “Notes). The consents were to waive and amend certain obligations under the indenture governing the notes to timely file with the Securities and Exchange Commission any required reports or filings. On October 11, 2006, CNET Networks modified and extended its solicitation of consents. The consent solicitation was modified to offer holders a two-year extension of the call protection period so that such period would end on April 20, 2011 rather than April 20, 2009. The solicitation expired on October 18, 2006 and CNET Networks did not receive a sufficient number of consents from holders to satisfy the 70% requisite consent threshold. On October 25, 2006, CNET Networks received a notice of acceleration under the indenture from Wells Fargo Bank, National Association, the trustee for the holders of the Notes. The acceleration letter declared the principal amount outstanding under the Notes, together with any accrued and unpaid interest were immediately due and payable. CNET Networks retired all the Notes in response to the notice of acceleration with existing cash and available borrowings.

RESULTS OF OPERATIONS

Revenues

The following table sets forth our revenues for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Revenues:
Marketing services	$80,652	$71,138	$231,680	$200,706
Licensing, fees and user	12,643	11,125	37,642	33,655

	$93,295	$82,263	$269,322	$234,361

As a Percentage of Revenues:
Marketing services	86%	86%	86%	86%
Licensing, fees and user	14%	14%	14%	14%

	100%	100%	100%	100%

•	Marketing Services: sales of advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement is viewed by users of our websites) or activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners, or download a software application or a whitepaper), and sales of advertisements in our print publications

•	Licensing, Fees and User: licensing our product database and online content, subscriptions to online services and print publications, and other paid services.

Total Revenues. Total revenues were $93.3 million and $82.3 million for the three months ended September 30, 2006 and 2005, and were $269.3 million and $234.4 million for the nine months ended September 30, 2006 and 2005, respectively. Total revenues increased 13% and 15% for the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005 primarily due to growth in our marketing services revenues.

For the three and nine months ended September 30, 2006, approximately $4.1 million and $11.6 million, respectively, of our revenues were derived from barter transactions. For the three and nine months ended September 30, 2005, approximately $3.3 million and $9.4 million, respectively, of our revenues were derived from barter transactions. Barter transactions occur when we deliver marketing services for the marketing services of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements delivered.

Marketing Services Revenues. Marketing services revenues were $80.7 million and $71.2 million for the three months ended September 30, 2006 and 2005, respectively, and represented 86% of total revenues in both periods. Marketing services revenues were $231.7 million and $200.7 million for the nine months ended September 30, 2006 and 2005, respectively, and represented 86% of total revenues in both periods. The increase in marketing services revenues of $9.5 million, or 13%, and $31.0 million, or 15%, for the three and nine months ended September 30, 2006, respectively, as compared to the same periods of the prior year reflects growth in brand advertising in the categories where we have traditionally seen demand, such as computing, consumer electronics and games, and to a lesser extent from increased advertising from new categories, such as automobiles, consumer packaged goods, movies and music, reflecting the expansion of our content offerings and broadening user audiences. The growth in brand advertising revenue was partially offset by a decrease in transactional activity among our users, resulting in lower revenue from leads to merchants, as well as a decrease in advertising in our international print publications.

Although our marketing services revenues have increased in the current year periods as compared to the prior year periods, the rate of growth has been adversely impacted by certain product delays in the personal computing and gaming industries as these and other industries await a transition to a new version of Microsoft operating system. In March 2006, Microsoft announced a delay in this transition to 2007 resulting in deferred advertising spending anticipated with the release of the new operating system. Additionally, two video game hardware manufacturers were expected to launch new platforms toward the end of 2006. During hardware transitions, game publishers launch fewer games as they wait for new platform availability, resulting in a reduction in marketing expenditures and fewer video game sales. The slowdown in marketing spending associated with product delays and product transitions has adversely impacted our growth rates for revenues and operating income when comparing current year results with the corresponding periods of the prior year spending in the second half of this year.

Licensing, Fees and Users Revenues. Licensing, fees and user revenues were $12.6 million and $11.1 million for the three-month periods ended September 30, 2006 and 2005, respectively, and represented 14% of total revenues in both periods. Licensing, fees and user revenues were $37.6 million and $33.7 million and represented 14% of total revenues for both nine-month periods. The $1.5 million or 14% increase in the three months ended September 30, 2006, and the $3.9 million or 12% increase in the nine months ended September 30, 2006 as compared to the similar periods in 2005 reflect growth from existing operations.

Operating Expenses

	Three Months Ended September 30,
	2006			2005
(in thousands)	Operating Expense	Noncash Expense	Cash Expense	Operating Expense	Noncash Expense	Cash Expense
Operating expenses:
Cost of revenues	$42,282	$2,148	$40,134	$38,166	$444	$37,722
Sales and marketing	23,290	1,003	22,287	19,535	206	19,329
General and administrative	14,227	1,853	12,374	12,221	1,511	10,710
Stock option investigation	5,825	—	5,825	—	—	—
Depreciation	5,880	5,880	—	4,493	4,493	—
Amortization	3,203	3,203	—	2,947	2,947	—
Impairments	1,418	1,418	—	1,613	1,613	—

Total operating expenses	$96,125	$15,505	$80,620	$78,975	$11,214	$67,761

	Nine Months Ended September 30,
	2006			2005
(in thousands)	Operating Expense	Noncash Expense	Cash Expense	Operating Expense	Noncash Expense	Cash Expense
Operating expenses:
Cost of revenues	$124,253	$6,084	$118,169	$112,727	$1,491	$111,236
Sales and marketing	70,942	2,775	68,167	57,777	651	57,126
General and administrative	41,189	5,534	35,655	35,169	3,256	31,913
Stock option investigation	7,226	—	7,226	—	—	—
Depreciation	15,967	15,967	—	12,782	12,782	—
Amortization	8,652	8,652	—	7,400	7,400	—
Impairments	1,418	1,418	—	1,613	1,613	—

Total operating expenses	$269,647	$40,430	$229,217	$227,468	$27,193	$200,275

Cost of Revenues, Sales and Marketing, General and Administrative. We refer to cost of revenues, sales and marketing and general and administrative expenses (excluding non-cash stock compensation expense) as “cash-related expenses”. We incurred cash-related expenses in aggregate of $80.6 million and $67.8 million for the three months ended September 30, 2006 and 2005, respectively, representing approximately 86% and 82% of total revenues, respectively. We incurred cash-related expenses in aggregate of $229.2 million and $200.3 million for the nine months ended September 30, 2006 and 2005, respectively, representing approximately 85% of total revenues in both periods. The majority of our cash-related expenses are costs associated with employee compensation, benefits and facilities, which represented approximately 58% and 60% of our total cash operating expenses during the three and nine months ended September 30, 2006, respectively. Total cash-related expenses increased approximately 19% and 14% for the three and nine months ended September 30, 2006 when compared to the prior year, respectively. The increase was due to higher compensation and benefits costs resulting from an approximate 10% increase in our headcount for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Also, contributing to the increase were professional fees related to an investigation into our stock option practices and related accounting of $5.8 million and $7.2 million for the three and nine months ended September 30, 2006, respectively.

Non-cash stock compensation expense was $5.0 million and $2.2 million for the three months ended September 30, 2006 and 2005, respectively and was $14.4 million and $5.4 million for the nine months ended September 30, 2006 and 2005, respectively. Non-cash stock compensation expense included in cost of revenues was $2.1 million and $0.5 million, in sales and marketing was $1.0 million and $0.2 million, and in general and administrative was $1.9 million and $1.5 million for the three months ended September 30, 2006 and 2005, respectively. Non-cash stock compensation expense included in cost of revenues was $6.1 million and $1.5 million, in sales and marketing was $2.8 million and $0.7 million, and in general and administrative was $5.5 million and $3.2 million for the nine months ended September 30, 2006 and 2005, respectively.

Stock Option Investigation. We have recorded expenses of $5.8 million and $7.2 million for the three and nine months ended September 30, 2006 related to costs incurred in connection with the investigation of our stock option dating practices and the adjustment of our historical financial statements to correct errors found in the investigation. These expenses represent costs for outside legal counsel and outside accounting experts that were engaged by both the special committee of the Board of directors and management in performing an internal investigation relating to past option grants, the timing of such grants and related accounting matters. For more information regarding the restatement, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements,” and Note 2 of the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K/A for the year ended December 31, 2005.

Depreciation and Amortization. Depreciation expense was $5.9 million and $4.5 million for the three months ended September 30, 2006 and 2005, and was $16.0 million and $12.8 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in depreciation expense is due to increased capital expenditures as we continue to the launch of new products and accommodate growth in users and usage.

Amortization expense of intangible assets was $3.2 million and $2.9 million for the three months ended September 30, 2006 and 2005, and $8.7 million and $7.4 million for the nine months ended September 30, 2006 and 2005, respectively. Our amortization expense has increased due to the amortization of intangible assets that were acquired in 2006.

Impairments. We performed our annual evaluation of the carrying value of goodwill and other intangibles compared to the fair value of each of our reporting units under the provisions of Statement of Financial Accounting Standards No. 142 as of August 31, 2006. The evaluation was prepared based on our current and projected performance for the identified reporting units. The fair value of our reporting units was determined using a combination of the income and market approaches. Based on this evaluation, we determined that the implied fair value exceeded the carrying value of goodwill and other intangible assets for each of our reporting units as of August 31, 2006. In the application of these methodologies, we were required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates, including changes in the economy, the business environment in which we operate, and/or our own relative performance. Any differences in actual results compared to our estimates could result in further future impairments.

During the third quarter of 2006, a decision was made to cease operations of our U.S. Media events business. In connection with this decision, an impairment charge of $1.4 million was recorded for the goodwill associated with these operations.

During the third quarter of 2005, a charge of $1.6 million was taken related to an asset held for sale, which consists of a building we own in Switzerland. This asset was written down to its estimated fair value based on current market data.

Operating Income (Loss)

Operating loss for the three and nine months ended September 30, 2006 was $2.8 million and $0.3 million, respectively, compared to operating income of $3.3 million and $6.9 million for the three and nine months ended September 30, 2005, respectively. The decrease in operating income was due primarily to an increase in operating costs of $17.2 million and $42.2 million, which included $5.0 million and $14.4 million of non-cash stock compensation expense, partially offset by an increase in revenues of $11.0 million and $34.9 million for the three and nine months ended September 30, 2006, respectively, as compared to the prior year.

The following table reconciles operating income before depreciation, amortization, asset impairments and stock compensation expense to operating income (loss) as calculated in accordance with GAAP for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Operating income (loss)	$(2,830)	$3,288	$(325)	$6,893
Stock compensation expense	5,004	2,161	14,393	5,398
Depreciation	5,880	4,493	15,967	12,782
Amortization	3,203	2,947	8,652	7,400
Impairments	1,418	1,613	1,418	1,613

Operating income before depreciation, amortization, impairments and stock compensation expense	$12,675	$14,502	$40,105	$34,086

For the nine months ended September 30, 2006, our operating income before depreciation, amortization, impairments and stock compensation has increased as a result of increased revenue, resulting in incremental profit margin of 31%. We expect the lower revenue growth rates in 2006 compared to 2005, combined with our continued focus on investing in the business and adding new products, services and content categories in order to expand our audience and customer bases, are expected to translate into lower incremental profit margins in 2006 compared to 2005. Incremental profit margin is another non-GAAP financial measurement that our management uses to evaluate our results. This measure reflects the change in the current period’s operating income before depreciation, amortization, impairment and stock compensation as compared to the same period in the prior year, divided by the change in revenues for the corresponding period.

Nonoperating Income and Expense

Realized gains (losses) on investments, net. We recognized gains of $0.1 million and $0.6 million during the three and nine months ended September 30, 2006, respectively, from the sale of certain privately-held investments. We recognized a net loss of $1.9 million and $1.5 million during the three and nine months ended September 30, 2005, respectively, from impairments of certain privately-held investments.

Interest Income and Interest Expense. Interest income is earned on our cash and cash equivalents and investments in marketable debt securities. Interest income increased by approximately $1.2 million and $2.7 million for the three and nine months ended September 30, 2006, respectively, as compared to the three and nine months ended September 30, 2005, due to higher cash and investment balances and an increase in interest rates. Interest expense increased to $0.7 million in the three months ended September 30, 2006 as compared to $0.5 million in the same period of the prior year primarily due to interest associated with a tax-related item.

Discontinued Operations

Discontinued operations represents the results of operations for our Computer Shopper business which was sold on February 2, 2006. Current year results include a $0.8 million gain on the sale of this business, as well as a net operating loss $0.8 million for the nine months ended September 30, 2006. Net operating loss from discontinued operations for the three and nine months ended September 30, 2005 was $6.7 million and $6.2 million, respectively. The 2005 discontinued operations for Computer Shopper included an impairment charge of $7.3 million which was recorded in 2005 in connection with our annual evaluation of goodwill.

Segment Revenues and Operating Expenses

For the three and nine months ended September 30, 2006 as compared to prior year, revenues have increased for both the U.S. Media segment and the International Media segment. The increase in revenues for the U.S. Media is related to an increase in marketing services revenues. The increase in revenues for the International Media segment for the three months ended September 30, 2006 is from growth associated with an increase in interactive advertising revenue, the impact of changes in exchange rate on revenues denominated in certain foreign currencies, and from acquisitions, partially offset by lower publishing revenues. The increase in revenues for the International Media segment for the nine months ended September 30, 2006 is from growth due to an increase in interactive advertising revenue, acquisitions, and from exchange rate changes, offset by lower publishing revenues.

For the three and nine months ended September 30, 2006, the U.S. Media segment cash-related expenses as a percentage of revenues was relatively flat as compared to the prior year. The International Media segment cash-related expenses were 93% and 97% of revenues in the three and nine months ended September 30, 2006, respectively, compared to 98% and 104% of revenues in the three and nine months ended September 30, 2005, respectively.

Liquidity and Capital Resources

When evaluating our overall cash position for the purpose of assessing our liquidity, we consider our cash and cash equivalents, short-term and long-term investments in marketable debt securities and restricted cash.

(in thousands)	September 30, 2006	December 31, 2005
Cash and cash equivalents	$78,686	$55,895
Short-term marketable debt securities	45,047	41,591
Long-term marketable debt securities	15,892	12,432
Restricted cash	2,178	2,248

	$141,803	$112,166

We evaluate our liquidity primarily on the following key measurements:

•	Net cash provided by operating activities

•	Operating income (loss) before depreciation, amortization and stock compensation expense

•	Free cash flow

Other key factors that impact our liquidity include:

•	Capital expenditures

•	Cash used for investments and acquisitions

•	Debt obligations or debt retirement

•	Proceeds from sales of our stock through our stock option and employee stock purchase plans

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $53.2 million for the nine months ended September 30, 2006 reflected net income of $1.5 million increased by non-cash depreciation and amortization totaling $24.6 million, as well as non-cash stock compensation expense of $14.4 million. Net cash provided by operating activities also included cash generated by a decrease in working capital requirements, primarily accounts receivable of $8.4 million. Net cash provided by operating activities of $34.4 million for the nine months ended September 30, 2005 included a net loss of $1.2 million and depreciation and amortization totaling $20.3 million and non-cash stock compensation expense of $5.4 million. We may from time-to-time require cash for working capital purposes as our business expands.

Net Cash Used in Investing Activities

Net cash used in investing activities of $38.5 million and $11.3 million for the nine months ended September 30, 2006 and 2005, respectively, and consisted primarily of cash payments for capital expenditures, purchases of marketable debt securities and acquisitions and investments.

Acquisitions of property and equipment. Capital expenditures for the nine months ended September 30, 2006 were $26.9 million. Capital expenditures for the year ending December 31, 2006 are expected to be between $35.0 million and $38.0 million, an increase over the prior year due to the continued launch of new products and growth in users and usage.

Acquisitions and Investments. Cash used for acquisitions in the nine months ended September 30, 2006, represents payment of deferred consideration for the 2004 ZOL acquisition of $0.8 million as well as $8.8 million paid for five acquisitions in 2006. In the nine months ended September 30, 2005 we made cash payments of $11.0 million for four acquisitions and payments of $5.0 million related to deferred consideration from acquisitions completed in prior years. We routinely evaluate new business opportunities and ventures, including acquisitions, in a broad range of areas and expect to fund such investments through our existing cash and marketable debt securities, cash generated from operations and available bank borrowings.

Operating income before depreciation, amortization, impairments and stock compensation expense. Excluding non-cash charges consisting of depreciation, amortization, impairments and stock compensation expense, our operating income was $12.7 million and $14.5 million for the three months ended September 30, 2006 and 2005, respectively. Excluding non-cash charges consisting of depreciation, amortization, impairments and stock compensation expense, our operating income was $40.1 million and $34.1 million for the nine months ended September 30, 2006 and 2005, respectively. Operating income before depreciation, amortization, impairments and stock compensation expense is a key liquidity measurement as it can be one of the primary drivers of the cash provided by operating activities.

Free cash flow. Free cash flow is defined as net cash provided by operating activities less capital expenditures. Free cash flow for the nine months ended September 30, 2006 was $26.3 million (cash provided by operating activities of $53.2 million, less capital expenditures of $26.9 million). This compares to free cash flow for the nine months ended September 30, 2005 of $18.2 million (cash provided by operating activities of $34.4 million, less capital expenditures of $16.2 million).

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

Net Cash Provided by Financing Activities

Cash provided by financing activities of $7.2 million and $17.9 million for the nine months ended September 30, 2006 and 2005, respectively, was primarily due to the issuance of common stock through the exercise of stock options and the employee stock purchase plan.

Debt and Cash Balances

As of September 30, 2006, we had long-term obligations outstanding under notes payable totaling $2.4 million. This includes $2.4 million in notes payable related to acquisitions, which are due in 2008.

As of September 30, 2006, we had short-term obligations outstanding under notes payable totaling $141.0 million. Short term notes payable included $13.3 million related to acquisitions, which are due in 2007, as well as $2.7 million of Swiss Franc mortgage loans for buildings owned in Switzerland. In addition, notes payable included $125.0 million of 0.75% Convertible Senior Notes due in 2024. These notes were convertible, under certain circumstances, for shares of our common stock based on an initial effective conversion price of approximately $15.00 per share.

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

As of September 30, 2006, our aggregate cash balances totaled $141.8 million, consisting of $78.7 million in cash and cash equivalents, $60.9 million of short-term and long-term investments in available-for-sale marketable debt securities as well as $2.2 million of restricted cash. We believe that existing funds will be sufficient to meet our anticipated cash needs to cover operations and for working capital requirements and for capital expenditures for the next 12 months. However, as we routinely evaluate new business opportunities and ventures, including acquisitions, this could reduce our cash balances and may affect our liquidity and funding needs. As a result, we may determine to raise proceeds through the issuance of debt or equity securities. Our ability to raise such additional capital will depend on market conditions at the time.

RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board

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

On September 15, 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. Current industry practice will change as a result of SFAS 157’s definition of fair value, methods for measuring fair value, and expanded disclosure regarding fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15 2007, and interim periods within those fiscal years. We are currently evaluating the provisions of SFAS 157.

Securities and Exchange Commission

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 provides transition guidance for correcting errors and requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. In the year of adoption only, if the effect is determined to be material, SAB 108 allows registrants to record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 is to be applied to financial statements for the fiscal year ending after November 15, 2006. We are currently analyzing the effect on our financial statements due to the adoption of SAB 108.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to collectibility of receivables, goodwill and intangible assets, investments and contingencies. We base our estimates on our historical experience and on various other assumptions we believe to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We recognize revenues when all of the following criteria are met:

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

Collectibility of receivables

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our allowances on periodic assessment of our customers’ liquidity and financial condition through credit rating agency reports, financial statement reviews and historical collection trends. If the financial condition of our customers were to deteriorate and thereby result in an inability to make payments, additional allowances would be required. As of September 30, 2006 and December 31, 2005, our allowance for doubtful accounts was $7.2 million and $7.4 million, respectively.

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

Investment Risk. We invest in equity instruments of privately held, technology media companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method, as we do not have the ability to exert significant influence over the investee or their operations. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on investments when events and circumstances indicate that such assets might be impaired.

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

ITEM 4. Controls and Procedures

a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q to ensure that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms. Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2006, our disclosure controls and procedures were effective.

b)	Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Listing on the Nasdaq Stock Market

On December 5, 2006, we received notice that the Nasdaq Listing Qualifications Panel granted CNET Networks’ request for continued listing of our common stock on The Nasdaq Global Select Market. The continued listing of our common stock is subject to the condition that on or before February 2, 2007, we file with the SEC our delinquent Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 and any necessary restatements of our prior financial statements. Although we believe the filing of this Form 10-Q and our concurrent filings of our amended Annual Report on Form 10-K/A for the year ended December 31, 2005, our amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006, and the delinquent Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 satisfy the Nasdaq Listing Qualifications Panel’s requirements, there can be no assurance that the Panel will be satisfied with these filings.

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

On May 22, 2006, we announced that our Board of Directors had appointed a Special Committee comprised of independent directors to conduct, with the assistance of legal counsel and outside accounting experts, an internal investigation relating to past option grants, the timing of such grants and related accounting matters. As described in our Annual Report on Form 10-K/A for the year ended December 31, 2006 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”. The Special Committee reached a preliminary conclusion in July 2006 concluding that the actual measurement dates for certain stock options granted between 1998 and 2001 differed from the recorded measurement dates. Charges related to the change in these stock option measurement dates were determined to be material and, as a result, we announced that we expected to restate our financial statements for 2005, 2004 and 2003 and possibly the first quarter of 2006. We announced the findings of the Special Committee’s review of our option granting practices on October 11, 2006, and management concluded its review in January 2007. As a result of these reviews, we have recorded substantial additional non-cash stock compensation expense, and related tax effects, related to stock option grants.

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

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

During the quarter ended September 30, 2006, there were no matters submitted to a vote of security holders.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

The following exhibits are filed as part of this Report:

10.1	Credit Agreement, dated as of September 12, 2006, between CNET Networks, Inc. and Bank of America, N.A. (Incorporated by reference from Exhibit 10.1 to CNET Networks’ Current Report on Form 8-K, filed on September 19, 2006)

31.1	Certificate of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of Principal Financial Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNET Networks, Inc
(Registrant)

/s/ George E. Mazzotta
George E. Mazzotta Executive Vice President, Chief Financial Officer

Dated: January 29, 2007

EXHIBIT INDEX

Exhibit Number	Description
10.1	Credit Agreement, dated as of September 12, 2006, between CNET Networks, Inc. and Bank of America, N.A. (Incorporated by reference from Exhibit 10.1 to CNET Networks’ Current Report on Form 8-K, filed on September 19, 2006)

31.1*	Certificate of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Principal Executive Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Certificate of Principal Financial Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herein.