Form 10-K
period 2006-12-31
CNET NETWORKS INC
filed 2007-03-01
CIK 1015577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

As of June 30, 2006, the aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing price for the registrant’s common stock as reported in the Nasdaq Global Market System was $671,785,343. Shares of common stock held by each officer and director and by each person who owns ten percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate is not necessarily a conclusive determination for any other purpose.

The total number of shares outstanding of the issuer’s common stock (its only class of equity securities), as of February 26, 2007 was 150,766,146.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference portions of its Proxy Statement for its 2007 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART I.

Item 1.	Business

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward- looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or “continue,” and any other words of similar meaning. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, delays in the development or release of new products, changes in customer demands, slower than anticipated adoption of new technology, slower than anticipated growth of new markets, our inability to compete in new markets, reduction in demand for or market acceptance of our products, competition, disruptions in our strategic relationships such as with our key suppliers, fluctuations in general economic conditions, international and political conditions, the loss of an important customer, our ability to safeguard our intellectual property, developments in remedial actions related to the stock option investigation, expenses related to and the outcome of litigation or regulatory actions relating to the stock option investigation or other matters, and the matters set forth in this Annual Report on Form 10-K. These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong and may cause our actual results to differ materially from forecasted or historical results. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those outlined above. Consequently, no forward-looking statement can be guaranteed. You are advised, therefore, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission. Also note that we provide cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

OVERVIEW

CNET Networks, Inc. (“CNET Networks”) is an interactive media company that builds brands for people and the things they are passionate about, such as technology, entertainment, business, food and parenting. The Company’s leading brands include CNET, GameSpot, MP3.com, ZDNet, TechRepublic, Webshots, CHOW and Urban Baby. Founded in 1992, CNET Networks has a strong presence in the United States, Asia and Europe.

AVAILABLE INFORMATION

Investors can obtain copies of our SEC filings, free of charge, on our website, www.cnetnetworks.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on our website is not and should not be deemed a part of this Annual Report on Form 10-K (“Form 10-K”) or a part of any other report or filing with the SEC.

CNET Networks, Inc. was incorporated in the state of Delaware in December 1992. Our principal executive offices are located at 235 Second Street, San Francisco, California 94105. Our phone number is (415) 344-2000.

PRODUCTS AND SERVICES

We operate a growing portfolio of branded media properties that fuel people’s passions, including technology, gaming, music, television, parenting and food. Through a combination of content and community features, our properties deliver quality experiences that engage, inform and delight our audiences across our portfolio. Our current brands include: CNET, GameSpot, TV.com, MP3.com, FilmSpot, ZDNet, TechRepublic, BNET, Webshots, CHOW and UrbanBaby. Many of our international sites operate under the same brands as our United States sites, with additional brands in local markets such as Arts-Culinaires in France, Silicon.de in Germany and ZOL and XCar in China. We expect to continue to add new brands in new areas of passion. This effort will further help develop CNET Networks as a leading media company and broaden both our user and advertiser base.

During 2006, we continued to realize the potential of our existing brands while at the same time identifying new growth opportunities. We made several advancements that highlight our focus on being at the cutting-edge of emerging media. We added richer, more engaging features and services including blogs (a user-generated website where entries are made in journal style), podcasts (an audio media file that is distributed over the Internet) and video to our websites during the year to further enhance the overall user experience and bring together the best audiences and content available. For example, in 2006, we demonstrated our ability to generate emerging media with the launch of CNET TV, which includes high quality video on topics covering technology, consumer electronics, and living the digital lifestyle as well as the success of the ZDNet blog network, where more than 30 well-known IT experts and journalists exclusively blog on the latest developments in the IT marketplace. These examples demonstrate our desire and ability to incorporate independent content into our branded environments to provide our users and marketers the best experience possible. We continued to expand our network of brands and to identify new growth opportunities during the year with the launch of CHOW and FilmSpot, the acquisition of UrbanBaby, and the acquisition of new brands such as Arts-Culinaires in France and XCar in China. These new brand additions represent a long-term growth opportunity for the company, providing the ability to extend our audience reach into broader demographic profiles as well as attract a broader advertiser base.

These efforts contributed to growth in the size of our audience and further established our position among the top ten Internet properties in the world. According to comScore Media Metrix, the audience measurement division of comScore Networks, CNET Networks was the ninth largest Internet network in the world based on total unique users in December 2006. Based on our internal log data, we had an average of 136 million unique users per month during the fourth quarter of 2006, generating nearly 85 million Web page views per day. During the fourth quarter of 2006, monthly unique users were up 17% and average daily page views were down 18% from the fourth quarter of 2005. Excluding our Webshots site, which experienced declines in traffic during the year due to increased competition, average daily page views in the fourth quarter were up 8% compared to the same period in 2005.

As the pace of change continues to accelerate across the media landscape, marketers are competing for the time and attention of an audience that has a multitude of media choices. Our brands provide large marketing platforms for advertisers to create brand awareness and market their products to an influential, passionate audience, which we believe represents some of the most desirable attributes and demographics for brand marketers. During 2006, we continued to expand our focus beyond our traditional customer base, which historically has been largely concentrated in the technology and video game categories, into new categories of general consumer advertising dollars. During 2006, we did business with 59 of the Advertising Age Top 100 US Advertisers, up from 54 in 2005. We believe advertisers recognize the value of the broad reach we have as one of the world’s largest Internet networks and that our brands provide targeted content to audiences that are passionate about these categories. The effort to extend our customer base into more general consumer categories was a contributor to growth late in 2006 and remains an opportunity for the coming years as these advertisers increasingly look to the Internet to place their marketing dollars.

As the media landscape rapidly evolves, the Internet continues to gain relevance as a marketing medium. In 2006, online advertising was expected to make up approximately 6% of total worldwide advertising, according to ZenithOptimedia, evidence that the online advertising market is still early in its development. As consumer media consumption continues to change, trending towards more Internet usage and interactive environments, we believe that the Internet will become even more relevant as a branding medium and that interactive media companies, like CNET Networks, should benefit from these trends.

In addition to our interactive operations, in 2006 we also managed print operations in China as well as events operations in the United States, United Kingdom and China. During the year, we took steps to simplify our business and exited some operations that we believed were either not strategic to our future or would not meet our growth and profit expectations. Specifically, in our international operations we discontinued our events operations in China and the United Kingdom and began the process of closing our South Korean media operations. In the United States, we sold the Release 1.0 newsletter and decided to cease production of PC Forum, an annual technology event.

CNET Networks’ primary areas of measurement and decision-making include two principal business segments, U.S. Media and International Media. U.S. Media consists of our media network with brands focused on people and the things they are passionate about. Our International Media business operates media properties under many of the same brands as our US sites, with additional brands represented in markets such as China and the United Kingdom. We also publish several print publications in China.

We earn revenues from:

•

Marketing Services: sales of advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement appears in pages viewed by users of our websites) and activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners, or search, or download a software application or a whitepaper); and sales of advertisements in our print publications.

•	Licensing, Fees and Users: licensing our product database, online content, subscriptions to online services, subscription and newsstand sales of print publications and other paid services.

U.S. MEDIA

Interactive Business

Our U.S. Media interactive business includes all aspects of our United States-based online media brands. This business offers information, community and commerce services in the areas such as technology, entertainment, business, food and parenting to millions of users each day. Most of our content is offered free of charge to users; however, we do provide some content on a subscription, fee or licensing basis. This content is delivered using sophisticated and scalable technology platforms that include several key components, such as content publishing and advertising delivery, and online commerce services.

Brands

CNET (www.cnet.com) is where people go to discover the latest in technology and consumer electronics. Driven by a trusted voice and a passionate community, CNET creates an open environment for people to find and use the best products to fit their lifestyle. The powerful combination of CNET’s award-winning news, lab-tested product reviews, safe and spyware-free downloads and user-generated content give people information and inspiration to live and thrive in today’s digital world. CNET News.com and CNET Download.com are integrated under the CNET brand.

GameSpot (www.gamespot.com) provides gamers with comprehensive, engaging and unbiased game information for console, PC and portable platforms. The site’s award-winning coverage includes previews and reviews on the hottest titles, breaking news, live Web casts, online tournaments, game downloads, videos, guides, hints and more. GameSpot also has one of the most active online gaming communities fueled by a free, innovative social networking service that makes it easy and fun for gamers to meet and interact with other like-minded enthusiasts. The GameSpot family also includes GameFAQs, Game Rankings and GameSpot Trax, the industry’s premier real-time market intelligence tool.

TV.com (www.tv.com) provides in-depth show summaries, episode guides and downloads, biographies, photos and news. This content is greatly enriched by an active, vocal community of tech-forward TV fanatics who express themselves via show summaries, reviews, ratings, blogs, forums, polls and videos. The site also features exclusive content such as live-event coverage, full episode streams and behind-the-scenes footage, plus expert editorial features and weekly podcasts.

MP3.com (www.mp3.com) is a comprehensive music Web site that caters to artists looking to promote their material and connect with listeners and to fans that thrive on discovering new music and expressing their opinions. Fueled by this vocal community of musicians and fans, MP3.com offers thousands of free music tracks, music videos, exclusive interviews, live sessions, daily news, charts and forums.

FilmSpot (www.filmspot.com), launched in late 2006, is an in-depth online movie resource that combines content and community features in an immersive environment that satisfies the interest of movie fans. The site features movie summaries, critical opinions, trailers, news, photos, actor and character guides, celebrity bios, theatrical and DVD release schedules and box-office results. Fans contribute to the content experience via movie reviews (both text and video), ratings, actor biographies, blogs, forums, polls, trivia and images.

TechRepublic (www.techrepublic.com) is a leading community for IT professionals that offers the ultimate peer-to-peer experience. TechRepublic provides information, tools and services created by IT professionals for IT professionals that help members get their jobs done. TechRepublic’s members, representing all segments of the IT industry, turn to the site for IT decision support and professional advice.

ZDNet (www.zdnet.com) is an online destination for professionals seeking to solve business technology problems and find new opportunities. The site provides a broad range of business technology coverage by experts across a number of industries. Features include daily news, blogs, podcasts, white papers, Webcasts, editorial analysis, peer feedback and ongoing research.

BNET (www.bnet.com) offers an extensive collection of classic and current business white papers, case studies, Webcasts, audiocasts and other interactive content, created and categorized for decision makers in a variety of business functions. Additionally, the site offers targeted email alerts and newsletters, syndicated content available through rich site summary (RSS) feeds and business blogs for professionals throughout the enterprise.

CHOW (www.chow.com) is an interactive online media property for food and drink enthusiasts. CHOW combines original editorial content from the team that created CHOW Magazine with the passionate community of Chowhounds to create a different kind of food website for those who live to eat. CHOW includes recipes, tips for entertaining, restaurant reviews, recent trends in food, personality features and the passionate and opinionated voice of its users.

Webshots (www.webshots.com) is one of the Internet’s largest photo and video sharing communities where users connect over shared interests spanning ten community-defined topics and thousands of sub-categories. Webshots enables “social theater” by providing stages for users to present content that ranges in scope from personal events to events of worldwide significance with message boards, “favorite user” capabilities, comment features and more. AllYouCanUpload.com provides free unlimited photo and video hosting on the proven Webshots infrastructure without the need to register.

UrbanBaby (www.UrbanBaby.com) is an award-winning media site targeting new and expectant mothers. This critically acclaimed site reaches a dedicated audience through an active website, daily email newsletters focusing on the hottest trends, vibrant message boards, helpful classifieds, offline events and direct-marketing initiatives. UrbanBaby’s recognition that life does not end with motherhood is apparent in the tone and content of this fashion-forward, urban lifestyle site.

Scalable Platforms

CNET Networks has standardized technology platforms which enable the delivery of content and advertising, search results, commerce as well as create universal data collection and registration systems. Our ability to scale and leverage infrastructure has allowed for greater ease of publication of our content and more effective delivery of network-wide advertising. In addition, this standardized platform brings leverage when building or acquiring new online properties. We continuously enhance and improve the functionality of these platforms to support business, customer and audience growth.

As part of our technology platform, we provide commerce, search, data and business intelligence services across our content categories.

Our commerce platforms are designed to link buyers with sellers of products and services. We help individuals and businesses decide what products to buy by providing news, reviews, recommendations, detailed product specifications, real-time prices from competing vendors, merchant ratings, product availability and shipping costs. We believe our shopping services, which provide comprehensive product and buying information, are valuable to users because they provide unbiased information and choice of merchants. These shopping services are valuable to merchants and advertisers because they provide a platform for creating brand awareness and generating sales leads.

In addition, with the integration of search functionality across our content categories, our users are provided with additional access to relevant content in the form of sponsored search links on our properties, while providing CNET Networks with additional revenue opportunities from a broader set of merchants. Sponsored search results are provided by our primary search partner, Google, Inc.

An important component of our technology platforms is the product data that powers these commerce services. Our product database contains more than 3.0 million technology and entertainment products and related product images, descriptions and specifications. Consistent, comprehensive and accurate product data is important not only to our commerce services but also to every business engaged in online commerce. We have been able to leverage this data by licensing it to third parties through our Channel Services business.

Our systems and overall network capabilities allow us to provide our advertising customers with data and business intelligence regarding user activity and the effectiveness of their marketing campaigns to enhance their business or marketing decision process.

INTERNATIONAL MEDIA

CNET Networks provides relevant online and offline content in local languages to the various markets we serve worldwide. We maintain an Internet presence in nine countries, which include China, the United Kingdom, France, Australia, Japan, South Korea, Germany, Singapore and Taiwan. Our international websites operate under many of the same brands as our sites in the United States sites, including CNET, ZDNet and GameSpot, with other local brands represented in markets such as China, France and the United Kingdom.

During 2006, we expanded our content coverage beyond our traditional IT focus into broader, more consumer-focused categories in key international markets. We continued to add brands like CNET and GameSpot in local international markets as well as add new brands in the auto and food categories in Asia and Europe. In July 2006, we acquired XCar (www.xcar.com.cn), one of China’s leading online automobile destinations that provides independent reviews and information for consumers considering car purchases. We also acquired Arts-Culinaires, one of France’s most recognized online food destinations, which provides recipes, directories and editorial content for food enthusiasts. We also launched CNET.com in Australia, CNET CarTech and News in France and GameSpot in the United Kingdom and Australia.

We also operate a direct marketing division, CNET Direct, which focuses on one-to-one marketing solutions serving direct marketing campaigns into more than 18 countries.

We publish magazines in China, primarily in the technology and entertainment categories. Through our print operations in China, we have built important customer relationships, relevant audiences and content that can be leveraged as our online presence grows over time.

MARKETING

We design our marketing activities to promote our multiple brands and to attract users, viewers and readers to our online network and print publications. Our marketing programs include interactive and print advertising campaigns and participation in trade shows, conferences and speaking engagements. In 2006, we spent $22.2 million (which includes $15.6 million in barter advertising expenses) to market our brands and services. We expect to continue to market our brands, products and services in the future.

CUSTOMERS

For the years ended December 31, 2006 and 2004, revenues from one customer, Google, Inc., represented 10% of total revenues. For the year ended December 31, 2005, revenues from any single customer did not exceed 10% of total revenues. Our top one hundred advertisers in the United States contributed 56%, 57% and 61% of our revenues in 2006, 2005 and 2004, respectively, reflecting the expansion of our customer base.

GEOGRAPHIC REGIONS

For information regarding the geographic areas in which we do business, please see Note 14, “Segments and Geographic Information” of Item 8—”Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

EMPLOYEES

At December 31, 2006, 2005 and 2004, we had approximately 2,620, 2,340 and 2,080 employees on a worldwide basis. We have not experienced work stoppages and believe our employee relations are good.

INTELLECTUAL PROPERTY

Trademarks, trade names, service marks and other proprietary rights, as well as our ability to use United States and foreign laws to protect our intellectual property are important to our success and competitive position.

We have obtained federal trademark registrations for a number of our marks in the United States, including CNET, ZDNet, TechRepublic, GameSpot and Webshots. United States trademark registrations may be renewed indefinitely based on our continued use. While we have applied for and obtained registration of many of our marks in countries outside of the United States where we do business, we have not been able to obtain registration of all of our key marks in such jurisdictions, in some cases due to opposition by individuals and companies employing similar marks. We also claim common law protection on certain names and marks that we have used in connection with our business activities.

We rely on copyright law to protect our original content. We rely on trade secrets, copyright laws, patent laws, confidentiality agreements with our employees and third parties and protective contractual provisions to protect the proprietary technologies that we have developed. We have 25 United States patent applications pending with respect to certain of our software systems, methods and related technologies and ten issued United States patents. United States patents have a twenty-year life from the date of first filing of the patent application. We have also registered numerous trademarks, domain names and logos in the United States and foreign countries.

We also rely on certain technology licensed from third parties. We may be required to license additional technology in the future for use in managing our Internet sites and providing related services to users and advertising customers.

For risks associated with intellectual property, see the Risk Factor entitled, “We have limited protection of our intellectual property and could be subject to infringement claims that may result in costly litigation, the payment of damages or the need to revise the way we conduct our business.”

COMPETITION

The media industry is intensely competitive and rapidly evolving. We compete for advertisers, users and business partners with numerous companies throughout the world and expect the market to become increasingly competitive as Internet usage and marketing continue to grow in acceptance. We compete with diversified media companies that provide both online and offline content, including magazines, cable television, network television, radio and newspapers. In addition, as diversified media companies continue to introduce and acquire more interactive media offerings, we will increasingly compete with them for consumers and advertisers. We believe that the Internet offers a competitive advantage over offline media for creating a rich and interactive environment for both users and marketers.

Our brands also compete with sites focused on the same vertical markets on which we focus. For example, our gaming properties compete with other gaming sites such as IGN Entertainment, and our business properties compete with smaller, niche sites such as TechTarget. As Internet media consumption and advertising continues to gain share, we compete with a variety of online properties for users and marketers, including the following: general purpose portals like AOL, MSN and Yahoo!, especially as these properties expand their content offering in our areas of expertise; search engines like Google, Yahoo! and MSN; online comparison shopping and retail properties, including Shopping.com, Amazon.com and eBay; social networking and community properties such as MySpace and Facebook; and emerging platforms such as blogs, podcasts and video properties. We believe our ability to marry content and community in a unique branded environment coupled with expertise in building online brands for people and the things they are passionate about provide us with many advantages over our competitors.

SEASONALITY AND CYCLICALITY

We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly with economic conditions. Because a majority of our revenues are derived from advertising, fluctuations in advertising spending generally, or with respect to Internet-based spending specifically, could adversely impact our revenue. In addition, given that we earn a significant portion of our revenue from key categories such as personal technology, consumer electronics and video games, any product cycles occurring in these industries could have an adverse impact on our revenue growth. In addition, online marketing spending follows seasonal consumer behavior throughout the calendar year to reflect trends during the calendar year, with spending. In recent years, approximately 30% of our annual revenues have been earned in the fourth quarter.

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

On May 22, 2006, we announced that our Board of Directors had appointed a Special Committee comprised of independent directors to conduct, with the assistance of legal counsel and outside accounting experts, an internal investigation relating to past option grants, the timing of such grants and related accounting matters. The Special Committee reached a preliminary conclusion in July 2006 concluding that the actual measurement dates for certain stock options granted between 1998 and 2001 differed from the recorded measurement dates. Charges related to the change in these stock option measurement dates were determined to be material and, as a result, on January 29, 2007, we filed restated financial statements for 2005, 2004 and 2003 and the first quarter of 2006.

Our review of our past stock option granting practices has required us to incur substantial expenses for legal, accounting, tax and other professional services, has diverted our management’s attention from our business, and could in the future harm our business, financial condition, results of operations and cash flows.

Our past stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. In June 2006, we received a grand jury document subpoena from the United States Attorney for the Northern District of California requesting records pertaining to the granting of stock options. In addition, in May 2006 we received notice that the Securities and Exchange Commission (SEC) was conducting an informal inquiry into our stock option grants. We are cooperating, and will continue to cooperate fully with the United States Attorney for the Northern District of California and the SEC. We cannot predict the outcome of these investigations. In addition, as described in Part II, Item 3, “Legal Proceedings”, several derivative complaints have been filed against our directors and certain of our executive officers pertaining to allegations relating to stock option grants. We cannot guarantee that new lawsuits related to the investigation or our restatements will not be filed, and we cannot predict the outcome of any current or potential future litigation or regulatory proceeding against CNET Networks or our directors or officers.

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

The matters relating to the Special Committee’s and Management’s review of our past stock option granting practices and the restatement of our consolidated financial statements may otherwise adversely impact our business.

As a result of our delayed filing of our Quarterly Report on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until November 2007. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Employees who were awarded options that were granted at a discount from fair market value and were all or partially unvested as of December 31, 2004, which we refer to as discount options, may be subject to income tax liability on the vesting date of those discount options in addition to a 20% excise tax under Internal Revenue Code Section 409A (“Section 409A”) and parallel states taxes. The Company is considering certain actions, which we believe would be in the best interests of our stockholders and employees and might substantially reduce or eliminate the Section 409A and adverse state tax liability for the Company’s employees. There is no guarantee that the Company will be successful in developing effective measures to address employees’ adverse tax consequences. Any such measures may cause the Company to incur additional cash or noncash compensation expense. Furthermore, such measures, or the failure of such measures, may require the Company to incur substantial expenses for legal, accounting, tax and other professional services and may divert our management’s attention from our business, which could in the future harm our business, financial condition, results of operations and cash flows.

Our revenues might not grow, and they might decrease.

Several factors, many of which are outside of our control, contribute to our revenues growth. Some scenarios that might impede our revenues growth in the future include:

•	our failure to maintain existing customers and to attract new marketing customers due to competition from other media outlets, dissatisfaction with our services or reduced advertising budgets;

•	our loss of advertising and other marketing opportunities to competitors, especially as other media companies increase their online presence in areas where we focus;

•	our inability to attract advertisers and users for our newer websites;

•	our inability to respond to ad-blocking technology might decrease the effectiveness of online advertising;

•	our failure to attract and retain users to our websites where advertising inventory is purchased;

•

weakness in corporate and consumer spending in the markets in which we operate, including in the United States, the United Kingdom, China, France and Japan, may lead to a decline in advertising, which is the primary source of our revenues;

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

We may not be able to achieve our targeted profit margins and accordingly we may fail to make expected improvements in our overall profit margins.

We have identified profit margins as a useful performance measure. We may fail to achieve our profit margin targets. Some of the factors that could cause us not to achieve these targets include:

•	greater than expected expenses due to a decision to invest in new products, services or websites;

•	acquisitions of businesses that cannot immediately achieve these profit margins;

•	greater than expected compensation expenses due to competition for qualified employees;

•	a failure to achieve projected revenues growth; or

•	a failure to manage the costs associated with innovation and growth.

Competition is intense and we might not compete successfully.

The media industry is intensely competitive and rapidly evolving. We compete for advertisers, users and business partners with numerous companies throughout the world and expect the market to become increasingly competitive as Internet usage and marketing continues to grow in acceptance. We compete with diversified media companies that provide both online and offline content, including magazines, cable television, network television, radio and newspapers. In addition, as diversified media companies continue to introduce and acquire more interactive media offerings, we will increasingly compete with them for consumers and advertisers. We believe that the Internet offers a competitive advantage over offline media for creating a rich and interactive environment for both users and marketers.

Our brands also compete with sites focused on the same vertical markets on which we focus. For example, our gaming properties compete with other gaming sites such as IGN Entertainment, and our business properties compete with smaller, niche sites such as TechTarget. As Internet media consumption and advertising continues to gain share, we compete with a variety of online properties for users and marketers, including the following: general purpose portals like AOL, MSN and Yahoo!, especially as these properties expand their content offering in our areas of expertise; search engines like Google, Yahoo! and MSN; online comparison shopping and retail properties, including Shopping.com, Amazon.com and eBay; social networking and community properties such as MySpace and Facebook; and emerging platforms such as blogs, podcasts and video properties. We believe our ability to marry content and community in a unique branded environment coupled with expertise in building online brands for people and the things they are passionate about provide us with many advantages over our competitors.

An inability to attract and retain key personnel could adversely affect our operations.

Our success depends to a large extent on the continued services of our senior management team and qualified skilled employees. We depend on our ability to identify, attract, develop, retain and motivate personnel in a competitive job environment. We currently have several key executive positions open, and we cannot assure you that we will find qualified candidates in a timely manner. Our inability to attract key executives and other employees or to retain and motivate existing executives and employees may adversely affect our ability to operate our business. We do not maintain “key person” life insurance policies on any of our officers or other employees. As the overall industry for interactive content and Internet advertising grows, our employees are increasingly sought after by competitors. In order to remain competitive in the employment market, we may need to increase compensation to retain or attract qualified employees, which could have an adverse effect our financial condition or operating results. Our inability to attain shareholder approval of equity compensation plans may affect our ability to attract and retain key employees.

Our advertising and other operating revenues may be subject to fluctuations, which could have a material adverse effect on our business, operating results and financial condition.

We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly with economic conditions. Because a majority of our revenues are derived from advertising, fluctuations in advertising spending generally, or with respect to Internet-based spending specifically, could adversely impact our revenues. In addition, marketing spending follows seasonal consumer behavior throughout the calendar year to reflect trends during the calendar year, with spending historically weighted towards the fourth quarter. Consistent with industry trends, our revenues in 2006 were weighted toward the end of the year, with 31% of our revenues being earned in the fourth quarter.

Most of our revenues are derived from short-term contracts which may not be renewed.

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

We depend on, and receive, a significant percentage of our revenues from a relatively small number of advertisers.

A relatively small number of advertisers contribute a significant percentage of our revenues. Our top one hundred customers in the United States contributed 56% of our revenues in 2006. These customers may not continue to use our services to the same extent, or at all, in the future. A significant reduction in advertising by one or more of our largest customers could have a material adverse effect on our financial condition and results of operation.

Users may not always accept, or may be drawn away from, our brands, content and services.

Our future success depends upon the strength of our brands and our ability to deliver original and compelling content and services that attract and retain users. We will endeavor to continue building existing brands and introducing new brands, that resonate with their audiences, but we may not be successful. The specialized nature of certain of our sites may limit those sites’ potential user base. Our content and services might not be attractive to a sufficient number of users to generate revenues consistent with our estimates. In addition, we might not develop new content or services in a timely or cost-effective manner. If we are not successful in growing our user base and increasing user interaction on our sites, then our ability to attract the advertisers who seek to market to the demographic represented by our user base may be affected which would in turn impact our revenues. Our ability to successfully develop and produce content and services is subject to numerous uncertainties, including the ability to:

•	anticipate and successfully respond to rapidly changing consumer tastes and preferences;

•	fund new program development;

•	attract and retain qualified editors, producers, writers, and technical personnel; and

•	successfully expand our content offerings into new platform and delivery mechanisms.

Our business may be impacted by any event that decreases the amount of the time that users spend on our properties, including but not limited to geopolitical events and natural disasters. During these times, our traffic and revenues may decrease.

Our failure to use third-party technologies or develop and maintain successful relationships with third parties may adversely impact our traffic.

We depend in part on third parties for Internet traffic to our websites and changes to their operations or our failure to develop and maintain relationships with them or use their technologies successfully could result in decreased traffic. Any reduction in users on our websites could negatively impact our ability to earn revenues. A significant portion of our users visit our websites by conducting a search on a search engine, such as Google, MSN or Yahoo!, and following a link displayed in the search results. Changes in the methodologies used by these search engines to display results or our failure to successfully optimize our sites for search engine ranking could result in our websites receiving less favorable placements, which could reduce the number of users who link to our sites from these search engines. In addition, we rely on the cooperation of owners and operators of other Internet sites with whom we have syndication and other arrangements to generate traffic for our Internet sites. Our ability to maintain these relationships will continue to be critical to the success of our Internet operations. If we are unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if our competitors are better able to capitalize on these relationships, we could see a reduction in the numbers of users of our websites, which could adversely impact our revenues.

A significant percentage of our revenues are derived from activity-based fees generated when our users visit the content of our partners, and we might not be able to attract qualified users for which our partners are willing to pay us activity-based fees.

We earn fees when users search the content of our partners. There are currently many other businesses that offer similar services. In addition, users may prefer to contact our partners directly rather than return to our sites. If we are unable to continue to attract users to our sites or to maintain the fees we charge our partners for these services, then our business, operating results and financial condition may be adversely affected. Most of our agreements with merchants under which activity-based fees are earned are terminable by either party on ten to thirty days notice.

We have limited protection of our intellectual property and could be subject to infringement claims that may result in costly litigation, the payment of damages or the need to revise the way we conduct our business.

Our success and ability to compete are dependent in part on the strength of our proprietary rights, on the goodwill associated with our trademarks, trade names, service marks, and on our ability to use United States and foreign laws to protect them. Our intellectual property includes our original content, our editorial features, logos, brands, domain names, the technology that we use to deliver our products and services, the various databases of information that we maintain and make available through our Internet sites or by license, and the appearance of our Internet sites. We claim common law protection on certain names and marks that we have used in connection with our business activities. While we have applied for and obtained registration of many of our marks in countries outside of the United States where we do business, we have not been able to obtain registration of all of our key marks in such jurisdictions, in some cases due to opposition by people employing similar marks. In addition to laws in the United States and foreign jurisdictions, we rely on confidentiality agreements with our employees and third parties, and protective contractual provisions to protect our intellectual property.

Worldwide policing of our intellectual property rights is a difficult task and we might not be able to identify infringers. Our content is widely distributed to third parties through licensing arrangements, and we cannot be certain our third party licensees will always take actions to protect the value of our proprietary rights and reputation. Intellectual property laws, our agreements and our patents may not be sufficient to prevent others from copying or otherwise obtaining and using our content or technologies. Others may develop technologies that are similar or superior to ours. In seeking to protect our trademarks, copyrights and other proprietary rights, or defending ourselves against claims of infringement brought by others, with or without merit, we could face costly litigation and the diversion of our management’s attention and resources.

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

Changes in regulations could adversely affect the way that we operate.

It is possible that new laws and regulations in the United States and elsewhere will be adopted covering issues affecting our business, including:

•	privacy and use of personally identifiable information;

•	copyrights, trademarks and domain names;

•	obscene or indecent communications;

•	pricing, characteristics and quality of Internet products and services;

•	marketing practices, such as direct marketing or adware;

•	the ability of children to access our services;

•	taxation of Internet usage and transactions; and

•	securities and tax regulations.

Increased government regulation, or the application of existing laws to online activities, could:

•	decrease the growth rate of the Internet;

•	reduce our revenues;

•	increase our operating expenses; and

•	expose us to significant liabilities.

We cannot be sure what effect any future material noncompliance by us with these laws and regulations or any material changes in these laws and regulations could have on our business, operating results and financial condition.

We may have difficulties with our acquisitions, investments and new product developments.

We intend to pursue new business opportunities and ventures to expand our business, including acquisitions, investments and new product developments in a broad range of content areas and in various domestic and international markets. Our decision to pursue these activities would be accompanied by risks, including, among others:

•	investment of a substantial amount of capital, which could have a material adverse effect on our financial condition and our ability to execute our existing business strategy;

•	issuance of additional equity interests, which would be dilutive to current stockholders;

•

the need to incur borrowings, which would impact future cash flows for the repayment of principal and interest payments, and which borrowing may also have restrictive covenants that could limit certain operating activities including our ability to make acquisitions;

•	additional burdens on our management personnel and financial and operational systems;

•	difficulty assimilating the operations, technology, corporate culture and personnel of the newly acquired businesses;

•	potential disruption to our ongoing business;

•	possible inability to retain key personnel;

•	additional operating losses and expenses associated with the activities and expansion of acquired businesses; including expenses associated with amortization of purchased intangible assets,

•	possible impairment of relationships with existing employees and advertising customers;

•	the impact of our recently completed stock option investigation and related lawsuits on our ability to attract business partners;

•	potential undisclosed liabilities associated with new or acquired businesses; and

•

for foreign acquisitions and investments, additional risks related to the integration of operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries.

In addition, our $60.0 million credit facility, which expires in October 2007, has significant restrictions on additional further borrowings which could impact our ability to fund acquisitions or to pay for capital purchases.

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

Our future effective tax rates could be unfavorably affected by changes in the valuation of our deferred tax assets and liabilities, changes in the mix of earnings in countries with differing statutory tax rates, or by changes in tax laws or their interpretations. In addition, we are subject to the continuous examination of our tax returns by the Internal Revenues Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from examinations may have an adverse effect on our business, operating results and financial condition.

We may be subject to system disruptions and other events that may impact use of our properties, which could adversely affect our revenues.

Our ability to attract and maintain relationships with users, advertisers, and strategic partners will depend on the satisfactory performance, reliability and availability of our Internet infrastructure. Our Internet advertising revenues relate directly to the number of advertisements and other marketing opportunities delivered to our users. System interruptions or delays that result in the unavailability of Internet sites or slower response times for users would reduce the number of impressions and leads delivered. This could reduce revenues as the attractiveness of our sites to users, strategic partners and advertisers decreases. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. Further, we do not have multiple site capacity for all of our services in the event of any such occurrence. We may experience service disruptions for the following reasons:

•	occasional scheduled maintenance;

•	equipment failure;

•	an increase in traffic volumes to our sites beyond our infrastructure’s capacity;

•	disruptions in the services provided to us by third parties; and

•	natural disasters, telecommunications failures, power failures, other system failures, maintenance, viruses, hacking or other events.

In addition, our business may be impacted by any event that decreases the amount of the time that users spend on our properties. During these times, our traffic and revenues may decrease. Such events include, but are not limited to, geopolitical events and natural disasters.

There is no guarantee that our disaster recovery plans will be effective in mitigating system disruptions caused by these and other events.

Our networks may be vulnerable to unauthorized persons accessing our systems, which could disrupt our Internet operations and result in the theft of our proprietary information.

A party who is able to circumvent our security measures could misappropriate either our proprietary information or the personal information of our users, customers and employees or cause interruptions or malfunctions in our Internet operations. We may be required to expend significant capital and resources to protect against the threat of security breaches or to alleviate problems caused by breaches in security. For example, so-called “spiders” have and can be used in efforts to copy our databases, including our database of technology products and prices. Our activities and the activities of third party contractors involve the storage and transmission of proprietary and personal information, such as computer software or credit card numbers. Accordingly, security breaches could expose us to a risk of loss or litigation and possible liability. We cannot assure you that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements.

There are a number of risks associated with international operations that could adversely affect our business.

We maintain an international presence through a variety of international structures and business operations. We have wholly-owned operations in Australia, France, Germany, Japan, Russia, Singapore, Switzerland and the United Kingdom and a majority-owned joint venture in South Korea, which we will be exiting in 2007. We also have license arrangements in various other countries throughout the world. We operate our operations in China through a variety of entities some of which are owned by local employees in order to comply with local ownership and regulatory licensing requirements. We believe our current ownership structure complies with all existing Chinese laws. It is possible; however, that the Chinese government may change the applicable laws or take a different interpretation of existing laws. If we were found to be in violation of any existing or future Chinese laws or regulations, we could be subject to fines and other financial penalties, have our licenses revoked, or be forced to discontinue our business entirely.

There are additional risks inherent in doing business in international markets, such as the following:

•	weak economic conditions in foreign markets, especially in the business sector;

•	challenges caused by distance, language and cultural differences and in doing business with foreign entities and governments;

•	uncertainty of product acceptance in different countries;

•	longer collection cycles in some countries;

•	current, and unforeseen changes in, legal and regulatory requirements;

•	difficulties in staffing and managing multi-national operations;

•	currency exchange rate fluctuations, which could reduce our revenues as determined under United States GAAP, increase our expenses, and dilute our operating margins;

•	difficulties in finding appropriate foreign licensees or joint venture partners;

•	potential adverse tax requirements;

•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States; and

•	foreign political and economic uncertainty.

Our debt obligations are restrictive and expose us to risks that could adversely affect our financial condition and prevent us from fulfilling our obligations.

We have a substantial level of debt and interest expense. At December 31, 2006 we had $78.3 million of outstanding indebtedness, of which $73.9 million was classified as a current liability, including $60.0 million outstanding on a line of credit due in October 2007. In addition, the terms of our $60.0 million credit facility limit the circumstances under which we can incur additional debt and require that we achieve minimum levels of earnings before interest, taxes, depreciation and amortization as well as minimum levels of unrestricted liquidity. The level of our indebtedness and the associated covenants, among other things, could:

•	make it difficult for us to satisfy our obligations with respect to our indebtedness;

•	make it difficult for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate operating purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to service interest and principal payments on our debt;

•	limit our flexibility in planning for or reacting to changes in our business;

•	reduce funds available for use in our operations;

•	place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources;

•	impair our ability to incur additional debt because of financial and other restrictive covenants; and

•	make us more vulnerable in the event of a downturn in our business or an increase in interest rates.

As of December 31, 2006, we had cash, cash equivalents and investments of $75.6 million. We have prepared a forecast for 2007 which is based on our current expectations regarding revenue growth and associated operating expense and capital spending levels. If our actual results should differ materially from our expectations, our liquidity may be adversely impacted. If that were to occur, we would take steps to adjust our operating costs and capital expenditures to levels necessary to support our incoming business. We may also need to raise additional equity or borrow additional funds to achieve our longer-term business objectives.

However, if we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various covenants of our $60.0 million credit facility, we would be in default, which would permit our lender to accelerate the maturity of the indebtedness. Any default under our credit facility could have a material adverse effect on our financial condition and adversely impact our business.

In addition, as a result of our delayed filing of our Quarterly Report on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until November 2007. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Our business, operating results and financial condition may be impacted by certain contingencies related to our guarantee of certain lease obligations.

In conjunction with the ZDNet acquisition in 2000, we assumed a guarantee of the obligations of Ziff Davis Media Inc., an unaffiliated company and primary lessee, under a New York City office lease for a total of 399,773 square feet. This lease expires in 2019. The annual average cost per square foot is approximately thirty dollars over the remaining term of the lease. Ziff Davis Media Inc. currently occupies 144,682 square feet of this space. Ziff Davis Media Inc. subleases 205,951 square feet to The Bank of New York, FOJP Risk Management and Softbank. In addition, we currently sublease and occupy 49,140 square feet of the office space from Ziff Davis Media Inc. These leases and subleases fully cover the current monthly lease payments.

As of December 31, 2006, the total lease payments remaining until the end of the lease term were $148.2 million, excluding the amounts attributable to our sublease with respect to the floor we occupy. If the financial condition of any of the sublessees or Ziff Davis Media Inc. were to deteriorate and thereby result in their inability to make lease payments, we would be required to make their lease payments under the guarantee. In addition, any expiration of any sublease, the potential resulting vacancy and the inability of Ziff Davis Media Inc. to make the primary lease payments could result in us being required to make lease payments on these vacancies.

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

In the past, we have generated operating losses, as well as net losses. Although we generated positive net income in 2006, our ability to generate positive net income in 2007 or subsequent periods may be negatively impacted by:

•

an inability to decrease expenses in a timely manner to offset any revenues shortfalls or expenses associated with cost-reduction measures, such as severance, lease termination payments, contract termination costs or impairment charges;

•	changes in the valuation of our deferred tax assets and liabilities or an adverse outcome of an examination of our tax returns by tax authorities;

•	payments associated with contingent liabilities, such as litigation or our guarantee of the New York lease of Ziff Davis Media Inc., as described in more detail in a prior risk factor; or

•	any unusual transactions such as impairments or losses on investments.

We will record substantial stock compensation expenses, which may have a material negative impact on our operating results for the foreseeable future.

Effective January 1, 2006, we adopted the SFAS 123R for stock-based employee compensation. Our stock compensation expense was $19.8 million in 2006 and is also expected to be significant in future periods, which will have an adverse impact on our operating income and net income. Our option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the amount of our stock compensation expense. Our estimated stock compensation expenses may also be greater than expected if the fair value of our stock increases. In addition, an increase in the competitiveness of the market for qualified employees could cause us to issue more stock options or other securities than expected, which would increase our stock compensation expense.

Changes in the interpretation of United States generally accepted accounting principles, or GAAP, may affect our reported results.

We prepare our financial statements in conformity with GAAP, which is subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these principles could have a significant effect on our reported results and may affect the reporting of transactions completed prior to the announcement of a change.

Accounting rules regarding goodwill could make our reported results more volatile.

Goodwill is tested for impairment annually or when an event occurs indicating the potential for impairment. The evaluation is prepared based on our current and projected performance for our identified reporting units. The fair value of our reporting units is determined using a combination of the cash flow and market comparable approaches. If we conclude at any time that the carrying value of our goodwill and other intangible assets for any of our reporting units exceeds its implied fair value, we will be required to recognize an impairment, which could materially reduce operating income and net income in the period in which such impairment is recognized.

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

We have a substantial number of shares of common stock subject to stock options. As of December 31, 2006, we had 13.2 million shares of common stock available for future grant under our stock option and employee stock purchase plans and 20.2 million issuable upon the future conversion of outstanding stock options. In addition, as of December 31, 2006, we have approximately 250 million shares of authorized but unissued shares of our common stock that are available for future sale. We cannot predict the effect, if any, that future sales of shares of our common stock, or the availability of shares of our common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of our common stock, including shares issued in connection with acquisitions or upon the exercise of stock options or warrants or the conversion of debt securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

The trading value of our common stock may be volatile and decline substantially.

The trading price of our common stock is subject to wide fluctuations, which are a result of a number of events and factors, including:

•	quarterly variations in operating results;

•	announcements of innovations requiring significant expenditures;

•	new products, strategic developments or business combinations by us or our competitors;

•	changes in our financial estimates or that of securities analysts;

•	announcements relating the appointment or resignation of a member of senior management;

•	restatements of previously issued financial results;

•	our sale of common stock or other securities in the future;

•	changes in recommendations of securities analysts;

•	developments in litigations or other governmental proceedings against us, or new litigations or governmental proceedings;

•	the operating and securities price performance of other companies that investors may deem comparable to us; and

•	news reports, including those relating to trends in the Internet.

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

Any shortfall in revenues or earnings compared to our or analysts’ or investors’ expectations could cause, and has in the past caused an immediate and significant decline in the trading price of our common stock. In addition, we may not learn of such shortfalls or delays until late in the fiscal quarter, which could result in an even more immediate and greater decline in the trading price of our common stock.

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

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we cannot assure you that our disclosure controls and procedures or internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, particularly a material weakness in internal control over financial reporting, which may occur in the future, could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operation, financial condition or liquidity.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We are headquartered in San Francisco, California, where we occupy approximately 283,000 square feet of leased office space. In addition to our San Francisco office, we have several leased offices throughout the United States, including New York City; Cambridge, Massachusetts; and Louisville, Kentucky. We also have leased offices in Europe, Asia and Australia.

Item 3.	Legal Proceedings

Two shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York on

August 16, 2001 and September 26, 2001, against Ziff Davis, Eric Hippeau and Timothy O’Brien, and investment banks that were the underwriters of the public offering of ZDNet series of Ziff Davis stock (the ZDNet Offering). One of the complaints also names CNET Networks as a defendant, as successor in liability to Ziff Davis. The complaints are similar and allege violations of the Securities Act of 1933, and one of the complaints also alleges violations of the Securities Exchange Act of 1934. The complaints allege the receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the ZDNet Offering and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the ZDNet Offering was false and misleading and in violation of the securities laws because it did not disclose the arrangements. A Consolidated Amended Complaint, which is now the operative complaint, was filed in the Southern District of New York on April 19, 2002. The action seeks damages in an unspecified amount. The action is being coordinated with over 300 nearly identical actions filed against other companies and their underwriters. On February 19, 2003, the Court granted our motion to dismiss the Section 10(b) claim with leave to replead, and denied the motion to dismiss the Section 11 claim. Plaintiffs did not replead the Section 10(b) claim, and the time to replead that claim has expired. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit vacated the district court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs have not yet moved to certify a class in the CNET Networks case.

The majority of the issuers, including CNET Networks, and their insurers have approved a settlement agreement and related agreements. The agreements set forth the terms of a settlement between CNET Networks, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. It is unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will have on the settlement, which has not been finally approved by the Court. On December 14, 2006, the District court judge held a hearing. Plaintiffs informed the Court that they planned to file a petition for rehearing and rehearing en banc. The Court stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on Plaintiffs’ petition for rehearing. Plaintiffs filed the petition for rehearing and rehearing en banc on January 5, 2007.

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

We anticipate that any potential financial obligation of ours to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, we do not expect that the settlement will involve any payment by us. Based on the amount of our insurance and the agreement of the insurers to cover legal expenses after June 1, 2003, we do not anticipate additional expenses or liability if the settlement is approved. We are currently not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from our insurance carriers. We believe our carriers are solvent, and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by us. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from our insurance carriers should arise, our maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase settlement is finally approved, our maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $2.7 million.

We cannot assure you that the Court will grant final approval to the settlement. If the settlement is not approved and we are found liable, it is anticipated that any potential financial obligation of CNET Networks to plaintiffs will be covered by existing insurance.

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

On August 3, 2004, two private citizens filed an action, Cisneros, et al. v. Yahoo! Inc., et al., San Francisco Superior Court, Case No.

CGC 04433518, against CNET Networks, and a number of other defendants claiming that the defendants posted website advertisements for Internet gambling sites in violation of California Business and Professions Code Section 17200. The plaintiffs sought a variety of remedies including disgorgement, restitution, and an injunction. In preliminary hearings, the court has ruled that disgorgement or restitution claims are limited. On December 1, 2005, plaintiffs filed a motion seeking a preliminary injunction. The court has not heard that motion and the plaintiffs have suggested they may not seek a preliminary injunction but do no waive any right to seek a permanent injunction. An additional plaintiff was recently made a party to the case. The Court has scheduled hearings on April 13, 2007 to determine whether plaintiffs are entitled to non-restitutionary disgorgement and to determine whether plaintiffs’ case has been preempted by the recent enactment of The Unlawful Internet Gambling Enforcement Act which comprises Title VIII of the SAFE Port Act, 31 U.S.C. §§5361 et seq. Accordingly, it is not possible to predict the impact of this litigation on our financial results.

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

On June 19, 2006, a purported shareholder derivative complaint was filed in the United States District Court for the Northern District of California by a party identifying itself as a shareholder of CNET Networks purporting to act on behalf of CNET Networks against the directors of CNET Networks and certain present and former officers of CNET Networks. CNET Networks is also named as a “nominal defendant.” The suit, captioned Melzer v. Bonnie, et al., alleged violations of federal securities law, California securities law, as well as breach of fiduciary duty, unjust enrichment, and insider trading arising from stock options granted between 1997 and 2003. On July 13, 2006, another purported shareholder derivative complaint, captioned Finn v. Bonnie et al., was filed in the same court containing identical allegations. These purported shareholder derivative actions pending before the United States District Court for the Northern District of California were consolidated on August 31, 2006 and the plaintiffs in those cases have subsequently filed a consolidated complaint on September 28, 2006. That consolidated complaint was amended on November 9, 2006 and again on February 12, 2007. The complaint, as amended, seeks unspecific monetary damages, disgorgement, an accounting and a constructive trust and other relief against the defendants on behalf of CNET Networks, including an award of attorneys’ fees and costs. The amended complaint also seeks an order directing CNET to undertake certain corporate governance procedures.

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

There are no other legal proceedings to which we are a party that are reasonably expected to be material to our business or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Global Select Market System of the Nasdaq Stock Market (“Nasdaq”) under the symbol “CNET.”

The following table sets forth the ranges of high and low trading prices of the common stock for the quarterly periods indicated, as reported by Nasdaq.

	2006		2005
	High	Low	High	Low
First quarter	$16.09	$12.72	$11.65	$8.80
Second quarter	$14.35	$7.50	$12.00	$9.24
Third quarter	$10.15	$7.07	$14.24	$11.30
Fourth quarter	$9.98	$8.22	$15.98	$12.44

We have never declared or paid a cash dividend on our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future. We intend to retain any earnings to fund operations and working capital requirements, as well as capital expenditures and expansion.

At February 26, 2007, the closing price for our common stock as reported by Nasdaq was $9.23, and the number of holders of record of our common stock was 876.

The following graph compares the cumulative total return of the common stock during the period commencing December 31, 2001 to December 31, 2006, with the Nasdaq Global Market Index and the Amex Interactive Week Internet Index (the “Peer Group Index”). The Nasdaq Composite Index, which includes over 3,000 companies, measures all Nasdaq domestic and international based common type stocks listed on the Nasdaq Stock Market. The graph depicts the results of investing $100 in the common stock, the Nasdaq Global Market and the Peer Group Index at closing prices on December 31, 2001, and assumes that all dividends were reinvested.

Item 6.	Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data and other operating information. The financial data and operating information do not purport to indicate results of operations as of any future date or for any future period. The financial data and operating information should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Fiscal Year Ended
	2006	2005	2004(a)	2003	2002
(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$387,376	$338,047	$272,181	$210,031	$193,689
Total operating expenses (b)(c)(d)	378,979	308,197	274,207	248,380	606,535
Operating income (loss)	8,397	29,850	(2,026)	(38,349)	(412,846)
Total non-operating income (expense) (e)(f)	(190)	(1,248)	10,186	(4,358)	967
Net income (loss) (g)	6,836	19,583	1,839	(33,836)	(382,560)
Basic net income (loss) per share	$0.05	$0.13	$0.01	$(0.24)	$(2.78)
Diluted net income (loss) per share	$0.04	$0.13	$0.01	$(0.24)	$(2.78)
Shares used in basic per share calculation	149,076	146,030	142,162	139,127	137,748
Shares used in diluted per share calculation	152,313	152,615	148,017	139,127	137,748

Consolidated Balance Sheet Data:
Cash and cash equivalents	$31,327	$55,895	$29,560	$65,913	$47,199
Total marketable debt securities	44,287	54,023	44,392	51,267	79,841
Working capital	(2,764)	134,013	55,924	80,205	64,666
Total assets	433,807	455,566	408,479	353,229	378,859
Total debt (f)	18,348	141,766	139,621	118,128	117,958
Stockholders’ equity	$264,343	$252,536	$194,917	$171,891	$187,621

a)	We have made several acquisitions over the past five years. The most significant of which was Twofold Photos, Inc. (Webshots), which we acquired on August 2, 2004. Also, see Note 3, Acquisitions, of Item 8—”Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. No financial data or operating information related to these acquired companies is included in the Selected Consolidated Financial Data prior to the dates of acquisition.
b)	Operating expenses included amortization of intangible assets of $11.9 million, $9.9 million, $5.8 million and $6.1 million for the years ended December 31, 2006, 2005, 2004 and 2003, respectively. Operating expenses for the year ended December 31, 2002 included amortization of goodwill and intangible assets of $34.5 million.
c)	During 2006, we recorded goodwill impairment of $2.8 million related to the termination of our events operations. During the year ended December 31, 2005, we recorded an impairment of $1.6 million on a building held for sale in Switzerland. The results of our annual impairment test, as of August 31, 2002, determined that impairment charges of $238.8 million for goodwill and of $40.5 million for intangible assets of our U.S. Media reporting unit were required. Additionally, a loss on the disposal of fixed assets of $11.2 million was recorded in 2002.
d)	In 2006, we recorded expenses of $13.7 million related to costs incurred in connection with the investigation of our stock option accounting practices and the restatement of our historical financial statements to correct errors found in the investigation. In 2003 and 2002, a total of $9.8 million and $12.4 million, respectively, were included in operating expenses representing costs to realign our business.
e)	In 2006, we recorded a loss of $0.6 million on the sale of HaoSi, our events business in China. In 2004, we recognized net gains of $14.9 million on the sale of our privately held investments by third parties. In 2002, we incurred impairment losses of $15.4 million on privately held investments, for which other-than-temporary declines in value were deemed to have occurred.
f)	In 2006, we repaid $125.0 million of 0.75% Senior Convertible Notes upon receipt of a notice of acceleration under the indenture governing the notes. Due to this note repayment, we wrote off $2.2 million of related deferred debt issuance costs in 2006. In 2004, we redeemed the outstanding balance of $113.7 million of our 5% Convertible Subordinated Notes with the proceeds from the offering of $125.0 million of 0.75% Senior Convertible Notes. The redemption of the 5% notes resulted in the write-off of approximately $1.0 million of deferred debt issuance costs and a $1.6 million prepayment penalty. In 2002, we repurchased $59.2 million principal amount of our 5% Convertible Subordinated Notes for $36.7 million, resulting in a gain of $21.6 million, net of the write-off of related deferred debt issuance costs of $0.9 million.

g)	Net income included loss from discontinued operations related to the sale of the Computer Shopper reporting unit of less than $0.1 million for the year ended December 31, 2006. Loss from discontinued operations is $9.1 million, $6.4 million, $9.0 million and $8.8 million for the years ended December 31, 2005, 2004, 2003 and 2002, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CNET Networks, Inc. is an interactive media company that builds brands for people and the things they are passionate about, such as technology, entertainment, business, food and parenting. The Company’s leading brands include CNET, GameSpot, TV.com, MP3.com, ZDNet, TechRepublic, Webshots, CHOW and UrbanBaby. Founded in 1992, CNET Networks has a strong presence in the United States, Asia, and Europe.

We have determined that our business segments are U.S. Media and International Media. U.S. Media consists of an online media network focused on topics that people are highly interested in such as technology, entertainment, community and business. International Media includes media properties under several of the same brands as our sites in the United States, with additional brands represented in markets such as China and the United Kingdom and several print publications in China. Within these business segments, we earn revenues from:

•

Marketing Services: sales of advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement appears in pages viewed by users of our websites) and activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners, or search, or download a software application or a whitepaper); and sales of advertisements in our print publications.

•	Licensing, Fees and Users: licensing our product database and online content, subscriptions to our online services and print publications, and other paid services.

We had an average of 136 million unique users per month in the fourth quarter of 2006, compared to 116 million unique users in the fourth quarter of 2005, an increase of 17%. The increase in unique users reflects growth primarily from our entertainment properties. Users generated over 85 million Web page views per day during the fourth quarter 2006 compared to 103 million in the fourth quarter 2005, an 18% decrease in page views due to a reduction in traffic to our Webshots property resulting from increased competition. Excluding our Webshots site, average daily page views in the fourth quarter were up 8% compared to the same period in 2005. While increases or decreases in unique users and daily average page views are not necessarily indicative of increases or decreases in financial results, we believe that these statistics are helpful because they provide insight into the use of the Internet as an advertising medium resulting from increased user adoption and demand for CNET Networks’ properties in particular.

Operating expenses included in determining our operating income before depreciation, amortization, impairments and stock compensation expense consist of cost of revenues, sales and marketing and general and administrative costs and stock investigation expense, which are comprised primarily of cash-related expenses. The majority of our cash-related expenses are costs associated with employee compensation (excluding stock compensation), benefits and facilities, which represented 58% of our total operating expenses in 2006. Noncash operating expenses consist of depreciation, amortization of intangible assets, impairments and stock compensation expense and are included in our operating income.

Cost of revenues includes costs associated with producing and maintaining our Internet sites and print publications and creation of our product database and related technology. The principal elements of cost of revenues for our operations are compensation and related expenses for the editorial, production and technology staff and associated costs for facilities and equipment. A substantial portion of expenses included in our cost of revenues remain consistent from period to period and do not necessarily fluctuate proportionately with fluctuations in revenues.

Sales and marketing expenses consist primarily of compensation and related expenses, consulting fees, advertising expenses and associated costs for facilities and equipment.

General and administrative expenses consist of compensation and related expenses for executive, finance, legal and administrative personnel, professional fees, other general corporate expenses and associated costs for facilities and equipment.

We evaluate our financial performance primarily on the following key measurements:

•	Revenues

•	Operating income

We evaluate our liquidity primarily on the following key measurements:

•	Operating income before depreciation, amortization, asset impairment and stock compensation expense

•	Net cash provided by (used in) operating activities

•	Free cash flow

2006 Results

During 2006, we continued to realize the potential of our existing brands while at the same time identifying new growth opportunities. Revenues grew by $49.3 million as we expanded our offerings both domestically and internationally with new products, partnerships and acquisitions. Examples of new properties include CHOW, UrbanBaby, XCar in China, CNET.com in Australia and Arts-Culinaires and CNET News in France.

Our operating income was $8.4 million in 2006. Although our revenues increased, our operating income decreased from the prior year as we continued to invest in both new and existing businesses. Our operating income was adversely impacted by $13.7 million of stock investigation costs, a $13.4 million increase in noncash stock compensation expense and expenses related to business closures and severance.

Annual Results of Operations

Year Ended December 31, 2006 vs. Year Ended December 31, 2005

Revenues

Revenues for the years ended December 31, 2006 and 2005 were:

	Year Ended December 31,
	2006			2005
(in thousands)	Total	U.S. Media	International Media	Total	U.S. Media	International Media
Revenues:
Marketing services	$337,010	$266,241	$70,769	$293,315	$233,203	$60,112
Licensing, fees and users	50,366	41,388	8,978	44,732	37,824	6,908

	$387,376	$307,629	$79,747	$338,047	$271,027	$67,020

Increase over prior year	15%	14%	19%	24%	26%	17%

As a Percentage of Revenues:
Marketing Services	87%	69%	18%	87%	69%	18%
Licensing, fees and users	13%	11%	2%	13%	11%	2%

	100%	80%	20%	100%	80%	20%

Total Revenues

Total revenues were $387.4 million and $338.0 million for the years ended December 31, 2006 and 2005, respectively. Total revenues increased 15% in 2006 due to an increase in interactive revenues, which were comprised of marketing services revenues and licensing, fees and users revenues.

The increase in revenues for U.S. Media is primarily related to an increase in marketing services revenues. International revenue growth in 2006 was driven by interactive revenue increase, as well as growth from acquisitions and the favorable impact of changes in foreign exchange rates.

During 2006, we decided to terminate our events operations in China, the United States, and the United Kingdom and to begin the process of closing operations in South Korea, which we expect to complete in the first quarter of 2007. The combined revenue of these operations was $8.4 million in 2006.

For the year ended December 31, 2006, $12.4 million of our U.S. Media revenues and $2.8 million of our International Media revenues, respectively, were derived from barter transactions. For the year ended December 31, 2005, $10.7 million of our U.S. Media revenues and $2.1 million of our International Media revenues, respectively, were derived from barter transactions. Barter revenues are transactions whereby we deliver marketing services in exchange for marketing services of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements delivered.

Marketing Services Revenues

The increase in marketing services revenues of $43.7 million, or 15%, in 2006 compared to the prior year was primarily due to an increase in marketing spending by our customers and the addition of new customers, and also reflects growth in our content areas, particularly within entertainment and technology.

Licensing, Fees and Users Revenues

The increase in our licensing, fees and users revenues of $5.6 million, or 13%, in 2006 was primarily due to increased sales from our CNET Channel data licensing business.

Operating Expenses

	Year Ended December 31,
	2006				2005
	Operating Expense	Noncash expense	Cash expense		Operating Expense	Noncash expense	Cash expense
(in thousands)			Operating Expense	Percent of Revenue			Operating Expense	Percent of Revenue
Operating expenses:
Cost of revenues	$170,328	$7,709	$162,619	42%	$152,215	$1,664	$150,551	45%
Sales and marketing	98,283	3,604	94,679	24%	78,940	743	78,197	23%
General and administrative	59,086	8,438	50,648	13%	48,192	3,937	44,255	13%
Stock option investigation	13,745	—	13,745	4%	—	—	—
Depreciation	22,848	22,848	—		17,331	17,331	—
Amortization	11,896	11,896	—		9,906	9,906	—
Asset impairments	2,793	2,793	—		1,613	1,613	—

Total operating expenses	$378,979	$57,288	$321,691	83%	$308,197	$35,194	$273,003	81%

Increase over prior year	23%		18%

Cost of Revenues, Sales and Marketing, General and Administrative

We refer to cost of revenues, sales and marketing, and general and administrative expenses (excluding noncash stock compensation expense) as “cash-related expenses.” The majority of our cash-related expenses are costs associated with employee compensation, benefits and facilities. The total increase in cash-related expenses was $48.7 million, or 18%, and was primarily due to an increase in employees and the related employee costs as we continue to invest in our businesses. We anticipate we will continue to experience an increase in cash operating expenses as our business expands.

For the year ended December 31, 2006, the U.S. Media segment cash-related expenses were 76% of revenues compared to 77% in 2005, and the International Media segment cash-related expenses were 94% of revenues compared to 97% in 2005. The decrease in cash-related expenses as a percentage of revenues reflects improved operating margin resulting from revenue growth and cost control initiatives. The operating margins for our International Media segment showed improvement in 2006 but are currently lower than those of our U.S. Media segment due to the earlier stage of development of the online advertising markets in the countries in which we do business.

Noncash stock compensation expense included in our statements of operations was as follows:

	Year Ended December 31,
	2006	2005
(in thousands)
Cost of revenues	$7,709	$1,664
Sales and marketing	3,604	743
General and administrative	8,438	3,937

	$19,751	$6,344

Employees who were awarded options that were granted at a discount from fair market value and were all or partially unvested as of December 31, 2004, which we refer to as discount options, may be subject to income tax liability on the vesting date of those discount options in addition to a 20% excise tax under Internal Revenue Code Section 409A (“Section 409A”) and parallel state taxes. The Company is considering certain actions, which we believe would be in the best interests of our stockholders and employees that might substantially reduce or eliminate the Section 409A and adverse state tax liability for the Company’s employees. Depending on the outcome of the actions under consideration, this may result in additional operating expense for the Company in the future.

Stock Option Investigation

We incurred expenses of $13.7 million during 2006 related to costs incurred in connection with an internal investigation of our stock option accounting practices and related matters which resulted in the adjustment of our historical financial statements to correct errors found in the investigation. These expenses represent costs for outside legal counsel and outside accounting experts that were engaged by both the special committee of the Board of Directors and management in performing the investigation of our stock option accounting and legal fees associated with the related derivative suits and governmental inquiries. A portion of our legal expenses incurred related to the derivative suits may be subject to reimbursement under our insurance coverage. We expect additional expenses to be recorded in 2007 in connection with management’s investigation of our stock option accounting practices and adjustment of our historical financial statements, as well as additional expenses related to the derivative suits and governmental inquiries.

Depreciation and Amortization

The increase in depreciation expense in 2006 was due to capital expenditures in 2006 of $32.8 million as compared to $23.4 million in 2005. The increase in amortization expense is primarily due to intangible assets acquired from acquisitions during 2006 and the end of 2005.

Impairments

As of August 31, 2006 CNET Networks performed its annual evaluation of the carrying value of goodwill compared to the fair value of each of the reporting units. The evaluation was prepared based on CNET Networks’ current and projected performance for the identified reporting units. The fair value of our reporting units was determined using a combination of the income and market approaches. Based on this evaluation, CNET Networks determined that the fair value exceeded the carrying value of each of its reporting units as of August 31, 2006 resulting in no impairment to goodwill.

In connection with 2006 decisions to terminate the events business in the United States and to cease operations in South Korea, we recorded impairments to goodwill totaling $2.8 million.

In 2005, a charge of $1.6 million was taken related to an asset held for sale, which consists of a building we own in Switzerland. This asset was written down to its estimated fair value based on current market data.

Operating Income

We had operating income of $8.4 million and $29.9 million for the years ended December 31, 2006 and 2005, respectively. Although our revenues increased by $49.3 million in 2006 as compared to 2005, our operating income decreased due to stock option investigation expenses of $13.7 million, higher noncash stock compensation expense of $13.4 million and increased expenses driven by the investment of additional personnel in both our new and existing businesses.

Non-operating Income and Expense

Realized Gains (Losses) on Sale of Investments, Net

We recognized gains of $0.6 million and $1.9 million during the years ended December 31, 2006 and 2005, respectively, from the sale or dissolution of certain privately-held investments. The gain in 2005 was offset by an impairment loss of $2.1 million on other privately-held investments.

Interest Income and Expense

Interest income is derived from our cash and cash equivalents and investments in marketable debt securities. Interest income increased in 2006 as compared to 2005 due to higher cash and investment balances prior to the October 2006 repayment of our convertible notes and, to a lesser extent, due to higher interest rates than in 2005.

Interest expense was $5.0 million and $3.1 million for 2006 and 2005, respectively. The increase in interest expense during 2006 was primarily due to the write off of $2.2 million of deferred debt issuance costs related to the $125.0 million Convertible Senior Notes that were repaid in October 2006 as well as interest incurred on our revolving credit facility during the fourth quarter of 2006.

Income Taxes

We recorded a tax provision of $1.3 million in 2006 representing an effective tax rate of 16%. In 2005, we recorded a tax benefit of $0.1 million resulting in an effective tax rate of 0%. (See Note 8, Income Taxes, in Item 8 – “Financial Statements and Supplementary Date” in this Annual Report on Form 10-K for a reconciliation of expected tax expense calculated by applying the statutory federal income tax rate compared to actual tax expense for 2006 and 2005.)

At December 31, 2006, we had United States federal net operating losses of $482.4 million. These losses may be subject to limitations on their utilization due to change in ownership and will expire in varying amounts beginning in 2010 through 2026. We also had California state net operating losses of $166.5 million, which will expire in varying amounts beginning in 2013 through 2016. We also had cumulative foreign net operating losses of $90.0 million. Operating losses generated in 2006 for income tax purposes were primarily related to amortization of intangible assets and deductions related to employee stock option exercises. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and accordingly, a full valuation allowance has been provided against gross deferred tax assets for most jurisdictions.

We have potential future tax benefits, or deferred tax assets, associated with historical net operating losses and other future tax deductions that, because they were fully reserved by a valuation allowance, were not previously reported on our balance sheet. Management determined that the valuation allowance is appropriate based on its analysis of historical results and projected future net income. Based upon management’s review of recent income trends and future projections, we believe that it is reasonably possible that we will release a significant portion of the valuation allowance in the near term. Any such release would result in recognizing a tax benefit that would increase net income in the period the allowance is released. Any valuation allowance release will have no impact on the amount of cash paid for income taxes.

Discontinued Operations

Discontinued operations represent the results of operations for our Computer Shopper business which was sold on February 2, 2006. Results in 2006 included a $0.8 million gain on the sale of this business, as well as a net operating loss of $0.8 million. Net operating loss from discontinued operations for the year ended December 31, 2005 was $9.1 million. The 2005 discontinued operations for Computer Shopper included impairment charges of $10.7 million, partially offset by operating profit of $1.6 million.

Year Ended December 31, 2005 vs. Year Ended December 31, 2004

Revenues

Revenues for the years ended December 31, 2005 and 2004 were:

	Year Ended December 31,
	2005			2004
(in thousands)	Total	U.S. Media	International Media	Total	U.S. Media	International Media
Revenues:
Marketing services	$293,315	$233,203	$60,112	$234,920	$185,283	$49,637
Licensing, fees and users	44,732	37,824	6,908	37,261	29,814	7,447

	$338,047	$271,027	$67,020	$272,181	$215,097	$57,084

Increase over prior year	24%	26%	17%

As a Percentage of Revenues:
Marketing Services	87%	69%	18%	86%	68%	18%
Licensing, fees and users	13%	11%	2%	14%	11%	3%

	100%	80%	20%	100%	79%	21%

Total Revenues

Total revenues were $338.0 million and $272.2 million for the years ended December 31, 2005 and 2004, respectively. Total revenues increased 24% in 2005 due to an increase in interactive revenues, which were comprised of marketing services revenues and licensing, fees and users revenues.

For the year ended December 31, 2005 as compared to prior year, revenues have increased for both the U.S. Media and the International Media segments. The increase in revenues for U.S. Media is primarily related to an increase in marketing services revenues combined with incremental revenues from acquisitions. The increase in revenues for the International Media segment is from growth due to acquisitions and an increase in interactive advertising revenues.

For the year ended December 31, 2005, $10.7 million of our U.S. Media revenues and $2.1 million of our International Media revenues, respectively, were derived from barter transactions. For the year ended December 31, 2004, $10.6 million of our U.S. Media revenues and $1.7 million of our International Media revenues, respectively, were derived from barter transactions.

Marketing Services Revenues

The increase in marketing services revenues of $58.4 million, or 25%, in 2005 compared to the prior year was primarily due to an increase in marketing spending by our customers, as well as the addition of new customers, and reflects growth in our content areas with significant growth in entertainment and technology.

Licensing, Fees and Users Revenues

The increase in our licensing, fees and users revenues of $7.5 million, or 20%, was primarily due to increased sales from our CNET Channel data licensing business.

Operating Expenses

	Year Ended December 31,
	2005				2004
			Cash expense				Cash expense
(in thousands)	Operating Expense	Noncash expense	Cash expense	Percent of Revenue	Operating Expense	Noncash expense	Cash expense	Percent of Revenue
Operating expenses:
Cost of revenues	$152,215	$1,664	$150,551	45%	$133,469	$2,431	$131,038	48%
Sales and marketing	78,940	743	78,197	23%	71,530	988	70,542	26%
General and administrative	48,192	3,937	44,255	13%	43,803	5,572	38,231	14%
Depreciation	17,331	17,331	—		19,604	19,604	—
Amortization	9,906	9,906	—		5,801	5,801	—
Asset impairments	1,613	1,613	—		—	—	—

Total operating expenses	$308,197	$35,194	$273,003	81%	$274,207	$34,396	$239,811	88%

Increase over prior year	12%		14%

Cost of Revenues, Sales and Marketing, General and Administrative

We refer to cash-related expenses as cost of revenues, sales and marketing and general and administrative expenses (excluding noncash stock compensation expense). The majority of our cash-related expenses are costs associated with employee compensation, benefits and facilities. The total increase in cash-related expenses was $33.2 million, or 14%. The increase related primarily to an increase in compensation and benefits as our average headcount increased by 16% from 2004 to 2005.

Noncash stock compensation expense included in our statements of operations was as follows:

	Year Ended December 31,
	2005	2004
(in thousands)
Cost of revenues	$1,664	$2,431
Sales and marketing	743	988
General and administrative	3,937	5,572

	$6,344	$8,991

For the year ended December 31, 2005, the U.S. Media segment cash-related expenses were 77% of revenues compared to 84% in 2004, and the International Media segment cash-related expenses were 97% of revenues compared to 103% in 2004. The decrease in cash-related expenses as a percentage of revenues reflects improved operating margin resulting from revenue growth and cost control initiatives. The operating margins for our International Media segment showed improvement in 2005 but are lower than those of our U.S. Media due to the earlier stage of development of the online advertising markets in the countries in which we do business.

Depreciation and Amortization

The decrease in depreciation expense in 2005 is primarily due to additional depreciation expense of $3.5 million recorded in 2004 related to buildings and fixed assets in Switzerland, which were written down to their estimated fair value. The operations in Switzerland, which were the headquarters of our Channel Services operations, were transitioned to the United States in the second quarter of 2004. As part of that transition, we were attempting to sell these buildings. We reclassified the land and building to assets held for sale, which was subsequently reclassified to property and equipment in 2006.

The increase in amortization expense is primarily due to intangible assets acquired through the PCHome and HeyPix acquisitions during 2005, and the acquisition of Webshots in the latter half of 2004.

Impairments

In 2005, a charge of $1.6 million was taken related to an asset held for sale, which consists of a building we own in Switzerland. This asset was written down to its estimated fair value based on current market data.

Operating Income

We had operating income of $29.9 million for the year ended December 31, 2005 and we incurred an operating loss of $2.0 million for the year ended December 31, 2004. Our operating income increased primarily due our growth in revenues, partially offset by our investment in our new and existing businesses to fuel that growth.

Non-operating Income and Expense

Realized Gains (Losses) on Sale of Investments, Net

We recognized gains of $1.9 million and $16.6 million during the years ended December 31, 2005 and 2004, respectively, from the sale or dissolution of certain privately-held investments. These gains were offset by impairment losses of $2.1 million and $1.8 million on other privately-held investments for the years ended December 31, 2005 and 2004, respectively.

Interest Income and Expense

Interest income is derived from our cash and cash equivalents and investments in marketable debt securities. Interest income was $2.0 million and $1.9 million for 2005 and 2004, respectively.

Interest expense was primarily incurred on our convertible notes. Interest expense was $3.1 million and $6.1 million for 2005 and 2004, respectively. The decrease in interest expense in 2005 was due to the redemption of our $113.7 million 5% Convertible Senior Notes during 2024 from the proceeds of our $125.0 million 0.75% Senior Convertible Notes.

Income Taxes

In both 2005 and 2004, we recorded a tax benefit of $0.1 million resulting in an effective of tax rate in of 0% and a benefit of 1%, respectively. (See Note 8, Income Taxes, of Item 8—”Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for a reconciliation of expected tax expense calculated by applying the statutory federal income tax rate compared to actual tax expense for 2005 and 2004.)

Discontinued Operations

Discontinued operations represent the results of operations for our Computer Shopper business which was sold on February 2, 2006. Net operating loss from discontinued operations for 2005 was $9.1 million. Results in 2005 include an impairment charge of $10.7 million which was partially offset by an operating profit of $1.6 million. Net operating loss from discontinued operations for 2004 was $6.4 million. The 2004 discontinued operations included an impairment charge of $8.9 million, partially offset by an operating profit of $2.5 million.

Liquidity and Capital Resources as of and for the Year Ended December 31, 2006

When evaluating our overall cash position for the purpose of assessing our liquidity, we consider our cash and cash equivalents and short-term and long-term investments in marketable debt securities.

	December 31, 2006	December 31, 2005	December 31, 2004
(in thousands)
Cash and cash equivalents	$31,327	$55,895	$29,560
Short-term marketable debt securities	30,372	41,591	22,193
Long-term marketable debt securities	13,915	12,432	22,199

Total cash and investments	$75,614	$109,918	$73,952

We evaluate our liquidity primarily on the following key measurements:

•	Net cash provided by operating activities

•	Operating income before depreciation, amortization, impairments and stock compensation expense

•	Free cash flow

Other key factors that impact our liquidity include:

•	Capital expenditures

•	Cash used for investments and acquisitions

•	Debt obligations, including the repayment of principal and the payment of interest

•	Proceeds from stock options and employee stock purchase plans.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the years ended December 31, 2006, 2005 and 2004 was $64.0 million, $43.2 million and $11.0 million, respectively.

Net cash provided by operating activities for the year ended December 31, 2006 included net income of $6.8 million adjusted for noncash expenses including depreciation and amortization of $34.7 million, stock compensation expense of $19.8 million, impairment charges of $2.8 million and noncash interest of $1.6 million. These amounts were partially offset by $4.0 million used in operating activities primarily resulting from a $6.4 million increase in net accounts receivable at December 31, 2006 as compared to December 31, 2005 due to a growth in revenues during the fourth quarter of 2006 as compared to the fourth quarter of 2005. We anticipate we will continue to require cash for working capital purposes as our business expands.

Operating activities for the year ended December 31, 2005 included net income of $19.6 million adjusted for noncash expenses including depreciation and amortization of $27.4 million, impairments of $12.3 million and $6.3 million of stock compensation expense. Net cash provided by operations was partially offset by the use of cash for other operating activities of $24.9 million, primarily due to a $20.0 million increase net accounts receivable at December 31, 2005 as compared to December 31, 2004 due to the increase in revenues in 2005 as compared to 2004.

Operating activities for the year ended December 31, 2004 included net income of $1.8 million adjusted for noncash expenses including depreciation and amortization of $25.6 million, stock compensation expense of $9.0 million and net gains on private investments of $14.8 million. Net cash provided by operations was partially offset by cash used for operating activities of $25.3 million primarily reflecting a $14.5 million increase in net accounts receivable at December 31, 2004 as compared to December 31, 2003 due to the increase in revenues in 2004 as compared to 2003.

Net Cash Used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2006, 2005 and 2004 was $32.1 million, $40.7 million and $67.1 million, respectively, and primarily related to capital expenditures and cash paid for acquisitions.

Capital Expenditures. Capital expenditures for the year ended December 31, 2006 were $32.8 million. Capital expenditures for 2007 are expected to be between $35.0 million and $40.0 million, an increase over the prior year due to the investment in infrastructure to support the continued launch of new products and growth in users and usage.

Acquisitions and Investments. During 2006, cash paid for acquisitions was $14.5 million which included cash payments for eight acquisitions in 2006 and $1.4 million related to deferred consideration from acquisitions completed in prior years. The 2006 acquisitions also have $3.3 million of deferred consideration payable in 2007 and 2008. We regularly evaluate investment opportunities, and it is likely that we will make additional investments or acquisitions in the future.

During 2005, cash paid for acquisitions was $25.1 million which included six acquisitions in 2005 and cash payments of approximately $5.0 million related to deferred consideration from acquisitions completed in prior years.

Release of Restrictions on Cash. During 2005, CNET Networks obtained a new letter of credit for $15.0 million, which serves as a security deposit for a lease guarantee we have on facilities in New York City. This letter of credit did not require collateralization by a deposit in escrow, which was included in restricted cash, as did the previous letter of credit. Therefore, $15.2 million was released from restriction. (See Note 13, Commitments and Contingencies, of Item 8—”Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.) Additionally, $2.3 million of cash restricted as collateral under certain letters of credit was released as those letters of credit were no longer required.

Operating income before depreciation, amortization, impairments and stock compensation expense.

The following table reconciles operating income before depreciation, amortization, impairments and stock compensation expense to operating income (loss) as calculated in accordance with GAAP for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
(in thousands, except per share data)
Operating income (loss)	$8,397	$29,850	$(2,026)

Stock compensation expense	19,751	6,344	8,991
Depreciation	22,848	17,331	19,604
Amortization of intangible assets	11,896	9,906	5,801
Impairments	2,793	1,613	—

Operating income before depreciation, amortization, impairments and stock compensation expense	$65,685	$65,044	$32,370

We believe that “operating income before depreciation, amortization, impairments and stock compensation expense” is useful to management and investors as a supplement to our GAAP (accounting principles generally accepted in the United States) financial measures for evaluating the ability of the business to generate cash from operations. Depreciation and amortization are noncash items and include within them amounts related to past transactions and expenditures that are not necessarily reflective of the current cash or capital requirements of the business. Impairments and stock compensation expense are noncash items that do not reflect upon the ability of the business to generate cash from operations.

Management refers to “operating income before depreciation, amortization, impairments and stock compensation expense” in making operating decisions and for planning and compensation purposes. A limitation associated with this measure is that it does not reflect the costs of certain capitalized tangible and intangible assets used in generating revenues. Management compensates for these limitations by relying primarily on our GAAP financial measures, such as capital expenditures, and using “operating income before depreciation, amortization, impairments and stock compensation expense” only on a supplemental basis. Although depreciation and amortization are noncash charges, the capitalized assets being depreciated and amortized will often have to be replaced in the future, and “operating income before depreciation, amortization, impairments and stock compensation expense” does not reflect any cash requirements for such replacements. Similarly, our stock compensation reduces deferred compensation expense, a component of our stockholders’ equity, which has no impact on current or future cash. This measure also does not take into account interest expense, or the cash requirements necessary to service interest or principal payments on our debt. Nor does the measure reflect changes in, or cash requirements for, our working capital needs. “Operating income before depreciation, amortization, impairments and stock compensation expense” should be considered in addition to, and not as a substitute for, other measures of financial performance prepared in accordance with GAAP.

Excluding noncash charges consisting of depreciation, amortization, impairments and stock compensation expense, our operating income was $65.7 million and $65.0 million for the years ended December 31, 2006 and 2005, respectively. The increase in operating income before depreciation, amortization, impairments and stock compensation expense in 2006 as compared to 2005 was due to an increase in revenues partially offset by increased investment in additional personnel for both our new and existing businesses and costs of our stock option investigation.

Operating income before depreciation, amortization, impairments and stock compensation expense is a key liquidity measurement as it can be the primary driver of the cash provided by operating activities. It is also a measure used by the financial institution with which we have a $60.0 million credit facility in determining compliance with certain financial covenants required under this borrowing arrangement. Operating income before depreciation, amortization, impairments and stock compensation expense should be considered in addition to, and not as a substitute for, other measures of financial performance prepared in accordance with United States GAAP.

Free cash flow. Free cash flow is defined as net cash provided by operating activities less capital expenditures. Free cash flow for the year ended December 31, 2006 was $31.2 million (cash provided by operating activities of $64.0 million, less capital expenditures of $32.8 million). This compares to free cash flow for the year ended December 31, 2005 of $19.8 million (cash provided by operating activities of $43.2 million, less capital expenditures of $23.4 million).

We believe that free cash flow provides useful information about the ability of our business operations to generate cash after the purchase of property and equipment. A limitation of free cash flow is that it does not represent the total increase or decrease in the cash balance for the period due to activities such as acquisitions and debt or equity transactions. Free cash flow should be considered in addition to, and not as a substitute for, other measures of financial performance prepared in accordance with United States GAAP.

Net Cash Provided by (used in) Financing Activities

Net cash provided by (used in) financing activities for the years ended December 31, 2006, 2005 and 2004 was $(57.8) million, $24.8 million and $21.8 million, respectively.

Cash used in financing activities for the year ended December 31, 2006 was primarily due to the repayment of our $125.0 million 0.75% Convertible Senior Notes partially offset by proceeds from borrowings on a revolving credit facility of $60.0 million.

Financing activities for the year ended December 31, 2005, included the issuance of common stock through the exercise of stock options and the employee stock purchase plan, offset by the repayment of the outstanding balance on the revolving credit facility.

Financing activities for the year ended December 31, 2004 included proceeds from the exercise of stock options and shares issued in connection with our employee stock purchase plan of $9.9 million. Financing activities in 2004 also included net cash provided of $120.8 million from a debt offering of our 0.75% Convertible Senior Notes and $5.0 million of proceeds from borrowings on our revolving credit facility, offset by cash used of $113.7 million to redeem our 5.0% Senior Subordinated Notes.

Debt and Cash Balances

As of December 31, 2006, we had $78.3 million of outstanding indebtedness, of which $73.9 million was classified as current, which included $60.0 million outstanding on a line of credit due in October 2007. We were in compliance with all debt covenants at December 31, 2006 and expect to remain in compliance with these covenants through the term of the borrowing. As of December 31, 2006, we had long-term obligations outstanding under notes payable totaling $4.5 million comprised of $2.6 million of Swiss Mortgage notes payable, $1.3 million payable from an acquisition in 2006 and a $0.6 million note payable.

On September 12, 2006, we entered into a new credit agreement which expires in October 2007. Under the terms of this agreement, we can borrow up to an aggregate principal amount of $60.0 million, which can be drawn down as revolving loans or term loans. Interest rates applicable to amounts outstanding under this facility are at variable rates based on either the Federal Funds rate plus 0.5% or the LIBOR plus and applicable margin based on a ratio of our consolidated debt to earnings as defined in the agreement. The interest rate on this borrowing was 6.88% at December 31, 2006. Covenants under this credit facility require that we maintain certain liquidity ratios and minimum earnings before depreciation, amortization, interest, taxes, stock compensation expense and certain other charges.

On September 13, 2006, we announced that we had commenced a solicitation of consents from holders of our outstanding $125.0 million 0.75% Convertible Senior Notes due 2024. The consents were to waive and amend certain obligations under the indenture resulting from our failure to timely file with the SEC any required reports or filings. The prepared amendments and waivers pertained to our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and the possible delisting of our common stock from the Nasdaq Global Select Market.

On October 11, 2006, we modified and extended the solicitation of consents to offer holders a two-year extension of the call protection period so that such period would end on April 20, 2011 rather than April 20, 2009. The solicitation expired on October 18, 2006 and we did not receive a sufficient number of consents from holders to satisfy the 70% requisite consent threshold. On October 25, 2006, we received a notice of acceleration under the indenture from Wells Fargo Bank, National Association, the trustee for the holders of the 0.75% Convertible Senior Notes. The acceleration letter declared the principal amount outstanding under the 0.75% Convertible Senior Notes, together with any accrued and unpaid interest immediately due and payable. On October 30, 2006, we retired the entire $125.0 million balance of the 0.75% Convertible Senior Notes with existing cash and by fully drawing on the $60.0 million credit facility discussed above.

As of December 31, 2006, we had cash, cash equivalents and investments of $75.6 million. We have prepared a forecast for 2007 which is based on our current expectations regarding revenue growth and associated operating expense and capital spending levels. If our actual results should differ materially from our expectations, our liquidity may be adversely impacted. If that were to occur, we would take steps to adjust our operating costs and capital expenditures to levels necessary to support our anticipated business levels. We may also need to raise additional equity or borrow additional funds to achieve our longer-term business objectives. We cannot assure you, however, that such equity or borrowings will be available or, if available, will be at rates or prices which are acceptable to us. Our ability to raise such additional capital, however, will depend on market conditions at the time. In addition, our $60.0 million credit facility prohibits further borrowings which could impact our ability to fund acquisitions, support cash needed to fund our operations or to pay for capital purchases. We believe that our anticipated cash flows from operating activities coupled with existing cash and investment balances will be sufficient to fund our working capital, debt service and purchases of property, plant and equipment through December 31, 2007, including the $60.0 million outstanding on a one-year credit facility which expires in October 2007. The performance of our business is dependent on many factors and subject to risks and uncertainties as discussed under “Risk Factors that May Affect Future Operating Performance” in Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Obligations

The following summarizes our contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

(in thousands)	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Long-term debt, including current portion	$18,348	$13,850	$2,064	$200	2,234
Non-cancellable operating lease obligations	169,205	19,243	35,044	33,805	81,113

	$187,553	$33,093	$37,108	$34,005	83,347

On October 30, 2006, we retired the $125.0 million of Convertible Senior Notes with existing cash and by fully drawing on a $60.0 million, one-year credit facility due in October 2007. At December 31, 2006, our total indebtedness was $78.3 million.

Off Balance Sheet Arrangements

The following item is a contingency, which may affect our liquidity in future periods. In conjunction with the ZDNet acquisition in 2000, CNET Networks assumed a guarantee of the obligations of Ziff Davis Media Inc., an unaffiliated company and primary lessee, under a New York City office lease for a total of 399,773 square feet. This lease expires in 2019. The annual average cost per square foot is approximately thirty dollars over the remaining term of the lease. Ziff Davis Media Inc. currently occupies 144,682 square feet of this space. Ziff Davis Media Inc. subleases the remaining 205,951 square feet to The Bank of New York, FOJP Risk Management and Softbank, collectively. In addition, we currently sublease and occupy 49,140 square feet of the office space from Ziff Davis Media Inc. These leases and subleases currently cover the monthly lease payments.

As of December 31, 2006, the total lease payments remaining until the end of the lease term were $148.2 million, excluding the amounts attributable to our sublease with respect to the floor we occupy. If the financial condition of any of the sublessees or the primary lessee, Ziff Davis Media, Inc., were to deteriorate and thereby result in an inability to make their lease payments, we would be required to make their lease payments under the guarantee. In addition, any termination of a sublease or any deterioration in the commercial real estate market in New York City could adversely impact the timing and lease rates received from new sub-lessees of this space. Any shortfalls in lease payments resulting from vacancies, including space currently occupied by us and Ziff Davis Media Inc., as well as any sub-lease rental rates below amounts contractually owed by Ziff Davis Media Inc., could adversely impact our financial results and could result in a significant use of cash.

In connection with that guarantee, we also have a letter of credit for $15.0 million outstanding as a security deposit. As there is no present obligation to make any payments in connection with this guarantee, CNET Networks has not recorded any liability for this guarantee in its financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent liabilities. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, collectibility of receivables, stock compensation expense, goodwill and intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions and other available information we believe to be reasonable under the circumstances, which form the basis for making judgments about revenues, expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We recognize revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104, Revenue Recognition, and as such we recognize revenues once the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery of our obligations to our customer has occurred;

•	The price to be charged to the buyer is fixed or determinable; and

•	Collectibility of the fees to be charged is reasonably assured.

We have several revenue streams. For each revenue stream, evidence of the arrangement, delivery and pricing may be different. For all revenue streams, we determine that collectibility is reasonably assured through a standardized credit review to determine each customer’s credit worthiness.

Marketing Services

We recognize revenues from the sale of impression-based advertisements on our online network in the period in which the advertisements are delivered. The arrangements are evidenced by insertion orders that stipulate the types of advertising to be delivered and pricing. Our customers are billed based on pricing as determined on the insertion order, which may include certain discounts from list price. No amounts are subject to refund. When recognizing revenues, any discounts granted are evenly applied to each type of advertisement purchased in the insertion order.

In certain arrangements, we sell multiple deliverables to customers as part of a multiple-element arrangement. We consider these arrangements single units of accounting, and revenues are recognized in these arrangements on a proportional performance basis as we deliver on our obligations.

We refer to the fees charged to merchants based on the number of users who click on an advertisement or text link to visit the websites of our search, merchant, download or white paper partners as “activity-based advertising.” The arrangements for activity-based advertising are evidenced by a contract that stipulates the fee per activity. The fee becomes fixed and determinable upon a user clicking on an advertisement. These revenues are recognized in the period in which the activity occurs, and are not subject to refund.

We trade advertising on our Internet sites in exchange for marketing services of other companies, referred to as “barter revenues.” These revenues are recognized in the period in which the advertisements are delivered based on the fair market value of the advertising delivered. We determine the fair market value of the advertising delivered based upon amounts charged for similar advertising in non-barter arrangements within the previous six-month period. We also ensure that the value of barter delivered in on any site does not exceed the value of cash based revenues for that site in the same period.

Licensing, Fees and Users

Revenues for subscriptions to our Internet sites and product databases are recognized on a straight-line basis over the term of the subscription. We complete our obligation to customers for these arrangements by granting them access to our sites or databases. Upon execution of a contract, billing and commencement of the services, we record deferred revenues for the fee charged. These deferred revenues are recognized on a straight-line basis over the period of the arrangement. The amounts under contract are not refundable after the customer has used the service.

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

Significant contract interpretation is sometimes required to determine the appropriate accounting for our revenue transactions including: (1) whether an arrangement exists; (2) how the arrangement consideration should be allocated among potential multiple elements; (3) when to recognize revenue on the deliverables; (4) whether all elements of the arrangement have been delivered; (5) whether the arrangements should be reported gross as a principal versus net as an agent; and (6) whether we receive a separately identifiable benefit from purchase arrangements with our customers for which we can reasonably estimate fair value. In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

Collectibility of receivables

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our allowances on periodic assessment of our customers’ liquidity and financial condition through credit rating agency reports, financial statement review and analysis and historical collection trends. If the financial condition of our customers were to deteriorate and thereby result in an inability to make payments, additional allowances would be required. Our allowance for doubtful accounts amounted to $6.9 million, or 7% of gross receivables at December 31, 2006 and $7.4 million, or 8% of gross receivables at December 31, 2005. The lower percentage of the allowance for doubtful accounts as a percent of gross accounts receivable at December 31, 2006 as compared to December 31, 2005 was based on improvement in certain accounts receivable metrics, most notably the aging of our receivable portfolio.

Advertising agencies account for a significant portion of our net revenues and accounts receivable balances and comprise several individually large accounts. If the credit exposure associated with a large advertising relationship increased, affecting its ability to make payments, an additional provision for doubtful accounts may be required. Historically, we have not experienced significant losses on trade receivables related to any particular industry or geographic region.

Stock compensation expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based awards made to our employees and directors including employee stock options and shares issued through our employee stock purchase plan based on estimated fair values.

We use the Black-Scholes pricing model in our determination of the compensation expense associated with share-based awards. Our determination of estimated fair value of share-based awards is affected by our stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the expected term of the awards and actual and projected employee stock option exercise behaviors. The use of an option pricing model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and expected life of options.

Our computation of expected volatility is based on a combination of historical and implied stock price volatility consistent with SFAS 123(R) and the Securities and Exchange Commission’s Staff Accounting Bulletin 107. Prior to the first quarter of fiscal 2006, we used our historical stock price volatility in accordance with SFAS 123 for purposes of our pro forma information. The selection of the implied volatility approach was based upon our assessment that a mix of historical and implied volatility is more representative of future stock price trends than historical volatility.

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

See Note 9, Stock-Based Compensation, in Item 8 – “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information regarding the SFAS 123(R) disclosures.

Goodwill and Long-Lived Assets

Goodwill of a reporting unit is reviewed for impairment if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below the unit’s carrying amount. Conditions that indicate that impairment of goodwill should be evaluated include, but are not limited to, a sustained decrease in our market value or an adverse change in our business climate as a whole or for a particular reporting unit within CNET Networks. Impairment of a reporting unit’s goodwill is evaluated based on a comparison of the reporting unit’s carrying value to the fair value of the reporting unit. The evaluation is prepared based on our current and projected performance for each identified reporting unit. In the application of these methodologies, we are required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates, including changes in the economy, the business environment in which we operate and/or our own relative performance. Any differences in actual results compared to our estimates could result in further future impairments. Even if there has not been an indicator of impairment, we evaluate goodwill for impairment on at least an annual basis, with August 31 having been established as the date on which this annual review takes place.

We depreciate or amortize long-lived assets, including property and equipment and other amortizable intangible assets, over their estimated useful lives. We record an impairment charge on these assets when we determine that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Based on the existence of one or more indicators of impairment, we measure any impairment of long-lived assets based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect the calculation of the fair value of our long-lived assets which could trigger impairment.

Fair Value

Estimates are used in the determination of the fair value of our intangible assets and reporting units to evaluate whether impairment exists at balance sheet dates. The fair value is the amount at which that asset or reporting unit could be bought or sold in a current transaction between willing parties. Therefore, quoted market prices in active markets are the best evidence of fair value and should be used when available. If quoted market prices are not available, the estimate of fair value is based on the best information available, including prices for similar assets and the use of other valuation techniques. CNET Networks generally consults with an independent external valuation expert to determine fair value. Valuation techniques include present value analysis, multiples of earnings or revenue or a similar performance measure. The use of these techniques involve assumptions by management about factors that are highly uncertain and can result in a range of values, including future cash flows, the appropriate discount rate and other factors and inputs. Different assumptions for these inputs or valuation methodologies could create materially different results.

Estimates are also used in the course of acquisitions to determine the fair value of the assets acquired and liabilities assumed. If any intangible assets are identified, depending on the type of asset and the complexity of determining its fair value, CNET Networks either consults with an independent external valuation expert or develops the fair value internally, using an appropriate valuation technique. Valuation techniques used can be a combination of or an element of cost, market price or net present value, depending on the type of asset and the availability of information. Although the management of CNET Networks believes that its estimates are appropriate, changes in assumptions or circumstances could require changes in the analysis. This could lead to additional impairment charges in the future.

Income Taxes

Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from net operating losses, tax carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. SFAS 109, Accounting for Income Taxes, also requires that deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Cumulative losses incurred in the United States and certain foreign jurisdictions in recent years represented sufficient negative evidence to require valuation allowances in these jurisdictions, which we intend to maintain until sufficient positive evidence exists to support the reversal of the valuation allowance. Future reversals or increases to our valuation allowance could have a significant impact on our future earnings.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest will be due. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Contingencies

We evaluate whether a liability must be recorded for contingencies based on whether a liability is probable and estimable. Our most significant contingency is related to our lease guarantee for office space in New York City (as described in Note 13, Commitments and Contingencies, of Item 8—”Financial Statements and Supplementary Data” in this Annual Report on Form 10-K). If the financial condition of any of the sublessees or the primary lessee were to deteriorate and thereby result in an inability to make their lease payments, we would be required to make additional lease payments under the guarantee. In addition, any expiration of any sublease and the potential resulting vacancy along with the inability of Ziff Davis Media Inc., the primary lessee, to cover the vacancy lease payments could result in CNET Networks being required to make lease payments on those vacancies. As of December 31, 2006, the total lease payments remaining until the end of the lease term were $148.2 million, excluding the amounts attributable to our sublease with respect to the floor we occupy.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not anticipate a material adjustment to the liability for unrecognized tax benefits and associated interest and penalties as a result of the implementation of FIN 48.

On September 15, 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. Current industry practice will change as a result of SFAS 157’s definition of fair value, methods for measuring fair value and expanded disclosure regarding fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15 2007 and interim periods within those fiscal years. We are currently evaluating the provisions of SFAS 157.

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

We also have exposure to market rate risk for changes in interest rates related primarily to our available-for-sale investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the United States Government and its agencies and in high-quality corporate issuers that, by policy, limit the amount of credit exposure to any one issuer. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. We mitigate interest rate volatility by investing in instruments with relatively short maturities. We ensure the safety and preservation of our invested funds by placing these investments with high credit-quality issuers. We maintain portfolio liquidity by ensuring that underlying investments have active secondary or resale markets. Our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2006, net unrealized losses on these investments were not material.

Investment Risk

We have and may continue to invest in equity instruments of privately-held, online media information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method, as we do not have the ability to exert significant influence over the investee or their operations. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on investments when events and circumstances indicate that such assets might be impaired. The carrying value of investments in privately held companies was $9.2 million at December 31, 2006 and is a component of other long-term assets on our consolidated balance sheets.

Foreign Currency Risk

The revenues and expenses associated with our overseas operations are exposed to foreign currency risk. To the extent the United States dollar weakens against foreign currencies, the translation of these foreign-currency denominated transactions results in increased revenues and expenses. When the United States dollar strengthens against foreign currencies, revenues and operating expenses will decrease for our foreign operations. As most of our foreign operations generate moderate operating profits, any changes in revenues resulting for foreign currency fluctuations would be somewhat negated by offsetting changes in expenses resulting from changes in exchange rates. Therefore, any impact on net income would not be expected to be material.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CNET Networks, Inc.:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that CNET Networks, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CNET Networks, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that CNET Networks, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CNET Networks, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CNET Networks, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006 financial statements of CNET Networks, Inc. and our report dated February 28, 2007 expressed an unqualified opinion.

/s/ KPMG LLP

San Francisco, California
February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CNET Networks, Inc.:

We have audited the accompanying consolidated balance sheets of CNET Networks, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNET Networks, Inc. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financials statements, the Company changed its method of accounting for stock-based compensation upon adoption of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CNET Networks, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and an unqualified opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California
February 28, 2007

CNET NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues	$387,376	$338,047	$272,181

Operating expenses:
Cost of revenues (1)	170,328	152,215	133,469
Sales and marketing (1)	98,283	78,940	71,530
General and administrative (1)	59,086	48,192	43,803
Stock option investigation	13,745	—	—
Depreciation	22,848	17,331	19,604
Amortization of intangible assets	11,896	9,906	5,801
Asset impairments	—	1,613	—
Goodwill impairments	2,793	—	—

Total operating expenses	378,979	308,197	274,207

Operating income (loss)	8,397	29,850	(2,026)

Non-operating income (expense):
Realized gains on sales of investments	558	1,913	16,605
Impairments of privately held investments	—	(2,083)	(1,753)
Interest income	4,871	1,989	1,872
Interest expense	(5,023)	(3,086)	(6,149)
Other, net	(596)	19	(389)

Total non-operating income (expense)	(190)	(1,248)	10,186

Income before income taxes	8,207	28,602	8,160
Income tax expense (benefit)	1,334	(80)	(83)

Income from continuing operations	6,873	28,682	8,243

Discontinued operations:
Loss from discontinued operations	(37)	(9,099)	(6,404)

Net income	$6,836	$19,583	$1,839

Basic net income per share	$0.05	$0.13	$0.01

Diluted net income per share	$0.04	$0.13	$0.01

Shares used in calculating basic net income per share	149,076	146,030	142,162

Shares used in calculating diluted net income per share	152,313	152,615	148,017

(1) Includes stock compensation expense, which was allocated as follows:

(in thousands)
Cost of revenues	$7,709	$1,664	$2,431
Sales and marketing	3,604	743	988
General and administrative	8,438	3,937	5,572

	$19,751	$6,344	$8,991

The accompanying notes are an integral part of these financial statements.

CNET NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$31,327	$55,895
Investments in marketable debt securities	30,372	41,591
Accounts receivable, net of allowance for doubtful accounts of $6,918 at December 31, 2006 and of $7,448 at December 31, 2005	89,265	85,312
Other current assets	10,512	14,337

Total current assets	161,476	197,135

Investments in marketable debt securities	13,915	12,432
Restricted cash	2,200	2,248
Property and equipment, net	72,625	57,765
Other assets	15,554	18,948
Intangible assets, net	34,978	37,380
Goodwill	133,059	129,658

Total assets	$433,807	$455,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,055	$8,330
Accrued liabilities	80,335	52,140
Revolving credit facility	60,000	—
Current portion of long-term debt	13,850	2,652

Total current liabilities	164,240	63,122

Non-current liabilities:
Long-term debt	4,498	139,114
Other liabilities	726	794

Total liabilities	169,464	203,030

Stockholders’ equity:
Common stock; $0.0001 par value; 400,000 shares authorized; 151,315 issued at December 31, 2006 and 150,195 issued at December 31, 2005	15	15
Additional paid-in-capital	2,857,238	2,857,175
Deferred stock compensation	—	(2,871)
Accumulated other comprehensive loss	(11,357)	(13,394)
Treasury stock, at cost, 1,510 shares at December 31, 2006 and 2005	(30,453)	(30,453)
Accumulated deficit	(2,551,100)	(2,557,936)

Total stockholders’ equity	264,343	252,536

Total liabilities and stockholders’ equity	$433,807	$455,566

The accompanying notes are an integral part of these financial statements.

CNET NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$6,836	$19,583	$1,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,744	27,405	25,581
Asset impairments	2,793	12,257	8,931
Asset disposals	292	133	433
Deferred taxes	336	159	153
Noncash interest	1,580	290	733
Loss on debt retirement	—	—	950
Noncash stock compensation	19,751	6,344	8,991
Provision for doubtful accounts	2,475	1,769	3,513
Gain on sale of business, net	(298)	—	—
Realized gains on investments	(558)	(1,913)	(16,605)
Realized losses on investments	10	2,083	1,753
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,392)	(19,958)	(14,463)
Other assets	(2,752)	1,341	(2,375)
Accounts payable	1,400	1,415	(1,953)
Accrued liabilities	3,853	(7,620)	(4,922)
Other liabilities	(59)	(60)	(1,575)

Net cash provided by operating activities	64,011	43,228	10,984

Cash flows from investing activities:
Purchases of marketable debt securities	(45,546)	(58,803)	(40,108)
Proceeds from sales of marketable debt securities	57,620	49,049	47,522
Proceeds from sales of investments in privately held companies	3,058	1,913	18,022
Cash paid for investments in privately held companies	—	(1,934)	(2,600)
Release of restricted funds, net	69	17,526	—
Cash paid for acquisitions, net of cash acquired	(14,482)	(25,105)	(75,635)
Capital expenditures	(32,833)	(23,359)	(14,339)

Net cash used in investing activities	(32,114)	(40,713)	(67,138)

Cash flows from financing activities:
Payments received on stockholders’ notes		—	137
Net proceeds from employee stock purchase plan	780	1,266	1,032
Net proceeds from exercise of stock options	6,500	29,417	8,874
Proceeds from borrowings on revolving credit facility	60,000	—	5,000
Proceeds from borrowings	—	—	120,800
Principal payments on borrowings and debt retirements	(125,096)	(5,873)	(114,032)

Net cash provided by (used in) financing activities	(57,816)	24,810	21,811

Net increase (decrease) in cash and cash equivalents	(25,919)	27,325	(34,343)
Effect of exchange rate differences on cash and cash equivalents	1,351	(990)	(2,010)
Cash and cash equivalents at the beginning of the period	55,895	29,560	65,913

Cash and cash equivalents at the end of the period	$31,327	$55,895	$29,560

Supplemental disclosure of cash flow information:
Interest paid	$2,406	$2,553	$5,470
Income taxes paid	$1,392	$2,993	$1,802
Supplemental disclosure of noncash transactions:
Issuance of common stock for acquisitions	$—	$1,956	$500
Issuance of notes payable for acquisitions	$1,500	$3,500	$10,000

The accompanying notes are an integral part of these financial statements.

CNET NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock		Notes Receivable from Stockholders	Deferred Stock Compensation	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balances as of December 31, 2003	142,100	$14	$(137)	$(15,821)	$2,811,959	$(14,338)	(1,108)	$(30,428)	$(2,579,358)	$171,891
Exercise of stock options	2,158	—	—	—	8,866	—	—	—	—	8,866
Employee stock purchase plan	147	—	—	—	1,032	—	—	—	—	1,032
Stock compensation amortization	—	—	—	8,991	—	—	—	—	—	8,991
Deferred stock compensation	—	—	—	(2,891)	2,891	—	—	—	—	—
Forfeitures	—	—	—	1,261	(1,261)	—	—	—	—	—
Comprehensive loss:
Net unrealized losses on investments, net	—	—	—	—	—	(375)	—	—	—	(375)
Deferred taxes related to unrealized holding gains (losses)	—	—	—	—	—	244	—	—	—	244
Foreign currency translation adjustment	—	—	—	—	—	1,817	—	—	—	1,817
Common stock issued for acquisitions	50	—	—	—	500	—	—	—	—	500
Repayment of stockholders’ notes	—	—	137	—	—	—	—	—	—	137
Repurchases of common stock	—	—	—	—	—	—	(20)	(25)	—	(25)
Net income	—	—	—	—	—	—	—	—	1,839	1,839

Balances as of December 31, 2004	144,455	14	—	(8,460)	2,823,987	(12,652)	(1,128)	(30,453)	(2,577,519)	194,917
Exercise of stock options	5,364	1	—	—	29,177	—	—	—	—	29,178
Employee stock purchase plan	135	—	—	—	1,266	—	—	—	—	1,266
Tax benefits from exercises of stock options	—	—	—	—	21	—	—	—	—	21
Capitalized stock compensation	—	—	—	13	—	—	—	—	—	13
Stock compensation amortization	—	—	—	6,344	—	—	—	—	—	6,344
Deferred stock compensation	—	—	—	(1,456)	1,456	—	—	—	—	—
Forfeitures	—	—	—	688	(688)	—	—	—	—	—
Comprehensive loss:
Net unrealized gains on investments, net	—	—	—	—	—	170	—	—	—	170
Foreign currency translation adjustment	—	—	—	—	—	(912)	—	—	—	(912)
Common stock issued for acquisitions	241	—	—	—	1,956	—	—	—	—	1,956
Adjustment to treasury stock shares	—	—	—	—	—	—	(382)	—	—	—
Net income	—	—	—	—	—	—	—	—	19,583	19,583

Balances as of December 31, 2005	150,195	15	—	(2,871)	2,857,175	(13,394)	(1,510)	(30,453)	(2,557,936)	252,536
Exercise of stock options	1,031	—	—	—	6,496	—	—	—	—	6,496
Employee stock purchase plan	89	—	—	—	780	—	—	—	—	780
Stock compensation amortization	—	—	—	—	19,751	—	—	—	—	19,751
Transfer of deferred stock compensation upon adoption of SFAS 123(R)	—	—	—	2,871	(2,871)	—	—	—	—	—
Modification of stock options	—	—	—	—	(24,093)	—	—	—	—	(24,093)
Comprehensive loss:
Net unrealized gains on investments, net	—	—	—	—	—	121	—	—	—	121
Foreign currency translation adjustment	—	—	—	—	—	1,916	—	—	—	1,916
Net income	—	—	—	—	—	—	—	—	6,836	6,836

Balances as of December 31, 2006	151,315	$15	$—	$—	$2,857,238	$(11,357)	$(1,510)	$(30,453)	$(2,551,100)	$264,343

The accompanying notes are an integral part of these financial statements.

CNET NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(1) DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

CNET Networks, Inc. (CNET Networks or the Company) is an interactive media company that builds brands for people and the things they are passionate about, such as gaming, music, entertainment, technology, business, food and parenting. The Company’s leading brands include CNET, GameSpot, TV.com, MP3.com, ZDNet, TechRepublic, Webshots, CHOW and UrbanBaby. CNET Networks has a strong presence in the United States, Asia and Europe. CNET Networks was incorporated in the state of Delaware in December 1992.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CNET Networks and its wholly and majority owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

For operations in countries where the functional currency is other than the United States dollar, revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at end-of-period rates. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

USE OF ESTIMATES

CNET Networks’ management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of CNET Networks’ cash and cash equivalents, marketable debt securities, accounts receivable, accounts payable and revolving credit facility approximate their respective fair values due to the short-term nature of these items.

CASH AND CASH EQUIVALENTS

CNET Networks invests its excess cash in debt instruments of the United States Government and its agencies and in high-quality corporate issuers. All highly liquid instruments with original maturities of three months or less at the date of purchase are considered cash equivalents.

RESTRICTED CASH

The restricted cash balance is related to letters of credit used primarily as deposits associated with benefit plans. These letters of credit are collateralized by deposits in escrow.

SHORT AND LONG-TERM DEBT INVESTMENTS

Investments in marketable debt securities with original maturities greater than three months at the date of purchase and maturities less than twelve months from the balance sheet date are considered current assets. Those with maturities greater than twelve months from the balance sheet date are considered non-current assets.

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

CONCENTRATION OF CREDIT RISK

Financial instruments potentially subjecting CNET Networks to concentrations of credit risk consist primarily of cash equivalents, marketable debt securities and trade accounts receivable. CNET Networks invests excess cash in low risk, highly liquid instruments with major financial institutions with high credit standing. The Company is exposed to credit risks related to its cash equivalents and short and long-term investments in the event of default or a decrease in the credit worthiness of one of the issuers of the investments. CNET Networks limits its concentration in individual securities and types of investments that exist within its portfolio. In addition, all of its investments must carry high quality credit ratings.

The majority of CNET Networks’ accounts receivable is derived from sales to advertising agencies, located in the United States. CNET Networks controls credit risk related to its accounts receivable through credit approvals and routine monitoring procedures.

For the years ended December 31, 2006 and 2004, revenues from one customer, Google, Inc., represented 10% of total revenues. For the year ended December 31, 2005, revenues from any single customer did not exceed 10% of total revenues.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The principal estimated useful lives are: buildings, 40 years; furniture and equipment, 3 to 7 years; and computer equipment, software and website development costs, 2 to 5 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or their estimated useful lives, ranging from 3 to 20 years. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

WEBSITE DEVELOPMENT COSTS

CNET Networks capitalizes the cost of software developed for internal use in accordance with Statement of Opinion (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and the FASB’s Emerging Issues Task Force (EITF) Issue 00-02, Accounting for Website Development Costs. The estimated useful life of costs capitalized is evaluated for each specific project. Internal costs for website development of $5.2 million and $3.9 million have been capitalized pursuant to SOP 98-1 and EITF 00-02 in 2006 and 2005, respectively.

INCOME TAXES

CNET Networks records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for the operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. CNET Networks records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and accordingly, a full valuation allowance has been provided against net deferred tax assets for most jurisdictions. Tax expense has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty. The Company also accounts for any income tax contingencies in accordance with SFAS 5, Accounting for Contingencies.

IMPAIRMENT OF GOODWILL

Goodwill of a reporting unit is reviewed for impairment at least annually but more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below the unit’s carrying amount. Impairment of reporting unit goodwill is evaluated based on a comparison of the reporting unit’s carrying value to the fair value of the reporting unit. If the carrying value exceeds the fair value of the reporting unit, CNET Networks performs the second step of the goodwill impairment test to determine the implied amount of goodwill and the potential impairment loss. CNET Networks has established August 31 as the valuation date on which this annual review takes place. (See Note 6, Intangible Assets and Goodwill.)

IMPAIRMENT OF LONG-LIVED ASSETS

CNET Networks long-lived assets consist of property and equipment and amortizable intangible assets. For assets to be held and used, CNET Networks initiates its review of potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the expected future undiscounted cash flows expected to be generated by the asset. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

CNET Networks has invested in equity instruments of privately held companies for business and strategic purposes. The carrying value of these investments is included in other assets in the non-current section of the balance sheet. These investments are accounted for under the cost method, as CNET Networks holds less than 20% ownership and does not have the ability to exert significant influence over the investees or their operations and is not required to provide any future funding to these companies. Impairment losses are recognized on these investments when CNET Networks determines that there has been a decline in the fair value of the investment that is other-than-temporary determined after considering, among other factors, the investee’s current and projected operating results and financing alternatives. On a quarterly basis, these non-quoted investments are reviewed for indications of an other-than-temporary impairment. CNET Networks’ evaluation of certain of its privately held investments during 2005 and 2004 determined that impairment should be recorded. Accordingly, charges of $2.1 million and $1.8 million were recorded to impair certain privately held investments during the years ended December 31 2005 and 2004, respectively. At December 31, 2006, other long-term assets included privately held investments with a carrying value of $9.2 million

REVENUE RECOGNITION AND COLLECTIBILITY OF RELATED RECEIVABLES

CNET Networks recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104, Revenue Recognition, and as such CNET Networks recognizes revenue once the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery of CNET Networks’ obligations to its customer has occurred;

•	The price is fixed or determinable; and

•	Collectibility of the related receivable is reasonably assured.

CNET Networks has several revenue streams. For each revenue stream, evidence of the arrangement, delivery and pricing may be different. For all revenue streams, CNET Networks determines that collectibility is reasonably assured through a standardized credit review to determine each customer’s credit worthiness.

Marketing Services

CNET Networks recognizes revenues from the sale of impression-based advertisements on its online network in the period in which the advertisements are delivered. The arrangements are evidenced by insertion orders that stipulate the types of advertising to be delivered and pricing. CNET Networks’ customers are billed based on pricing as determined on the insertion order, which may include certain discounts from list price. No amounts are subject to refund. When recognizing revenues, any discounts granted are evenly applied to each type of advertisement purchased in the insertion order.

In certain arrangements, CNET Networks sells multiple deliverables to customers as part of a multiple-element arrangement. CNET Networks considers these arrangements single units of accounting, and revenues are recognized in these arrangements on a proportional performance basis as CNET Networks delivers on its obligations.

CNET Networks refers to the fees generated by users and charged to merchants based on the number of users who click on an advertisement or text link to visit the websites of CNET Networks’ search, merchant, download or white paper partners as “activity-based advertising.” The arrangements for activity-based advertising are evidenced by a contract that stipulates the fee per activity. The fee becomes fixed and determinable upon a user clicking on an advertisement. These revenues are recognized in the period in which the activity occurs, and are not subject to refund.

CNET Networks trades advertising on its Internet sites in exchange for marketing services of other companies, referred to as “barter revenues.” These revenues are recognized in the period in which the advertisements are delivered based on the fair market value of the advertising delivered. CNET Networks determines the fair market value of the advertising delivered based upon amounts charged for similar advertising in non-barter arrangements within the previous six-month period. CNET Networks also ensures that the value of barter delivered on any site does not exceed the value of cash based revenues for that site in the same period. Barter revenues were $15.2 million, $12.8 million and $12.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Licensing, Fees and Users

Revenues for subscriptions to CNET Networks’ Internet sites and product database are recognized on a straight-line basis over the term of the subscription. CNET Networks completes its obligation to customers for these arrangements by granting them access to its sites or databases. Upon execution of a contract, billing and commencement of the services, CNET Networks records deferred revenue for the fee charged. These deferred revenues are recognized on a straight-line basis over the period of the arrangement. The amounts under contract are not refundable after the customer has used the service.

Publishing

Advertising revenues from CNET Networks’ print publications are recognized in the month that the related publications become available at newsstands. Newsstand revenues from print publications are recognized when the publications are delivered to the newsstand at which time a reserve is recorded against the value of the publications delivered based on the number of magazines that CNET Networks expects to be returned. To ensure these reserves are adequate, CNET Networks reviews the sell-through history of the publications on a monthly basis.

Collectibility of Receivables

CNET Networks maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. CNET Networks bases its allowances on periodic assessment of its customers’ liquidity and financial condition through credit rating agencies reports, financial statement review and analysis and historical collection trends.

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. Such costs are included in sales and marketing expense and totaled approximately $22.2 million, $17.4 million and $16.3 million during the years ended December 31, 2006, 2005 and 2004, respectively. Included in the cost of advertising for the years ended December 31, 2006, 2005 and 2004 are barter expenses of $15.6 million, $12.3 million and $12.5 million, respectively.

STOCK COMPENSATION EXPENSE

On January 1, 2006, CNET Networks adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). CNET Networks has applied the provisions of SAB 107 in its adoption of SFAS 123(R). CNET Networks adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006. CNET Networks’ financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, CNET Networks’ financial statements for prior periods do not include the impact of SFAS 123(R).

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense recognized in CNET Networks’ statement of operations for 2006 includes compensation expense related to share-based awards granted prior to January 1, 2006 that vested during the current period based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Stock compensation expense in 2006 also includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

SFAS 123(R) requires the calculation of the beginning balance of the pool of excess tax benefits (additional paid-in capital pool or “APIC pool”) available to absorb tax deficiencies recognized subsequent to its adoption. SFAS 123(R) states that this beginning APIC pool shall include the net excess tax benefits that would have arisen had the company adopted the original Statement 123. FASB Staff Position (“FSP”) 123(R)-3 provides a simplified method for determining this APIC pool, which CNET Networks may elect to adopt up to one year from its initial adoption of SFAS 123(R). CNET Networks has made the decision to elect the simplified method for determining its APIC pool as provided in FSP 123(R)-3. CNET Networks will recognize tax attributes associated with changes in the APIC pool based on provisions in the tax law that identify the sequence in which those amounts are utilized for tax purposes.

Prior to the adoption of SFAS 123(R), CNET Networks accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of SFAS 123, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense is recorded on a straight-line basis over the vesting period of the grant.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion 20, Accounting Changes and SFAS 3, Reporting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the effect of changing to the new accounting principle. Statement 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. CNET Networks adopted SFAS 154 on January 1, 2006 and this adoption did not have a material effect on its financial position, cash flows or results of operations.

On September 13, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 provides transition guidance for correcting errors and requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. In the year of adoption only, if the effect is determined to be material, SAB 108 allows registrants to record the effect as a cumulative effect adjustment to beginning of year retained earnings. SAB 108 is to be applied to financial statements for fiscal years ending after November 15, 2006. CNET Networks adopted SAB 108 for the year ended December 31, 2006 without a material effect on its financial positions, cash flows or results of operations.

(2) BALANCE SHEET COMPONENTS

The following table summarizes certain balance sheet components:

	December 31,
	2006	2005
(in thousands)
Property and equipment:
Buildings (1)	$6,779	$2,387
Computer equipment	58,848	43,240
Furniture and equipment	9,591	8,513
Software and website development	45,808	37,671
Leasehold improvements	30,653	26,454
Assets in progress	2,983	2,962

	154,662	121,227

Less: accumulated depreciation and amortization	(82,037)	(63,462)

Property and equipment, net	$72,625	$57,765

Accrued liabilities:
Compensation and related benefits	$20,244	$20,625
Modification of stock options (2)	24,093	—
Stock option investigation (3)	2,652	—
Marketing and advertising	2,157	1,806
Deferred revenue	12,526	12,656
Tax-related liabilities	4,147	3,382
Acquisition purchase price payable	1,788	1,456
Other	12,728	12,215

Accrued liabilities	$80,335	$52,140

(1)

In 2004, CNET Networks recorded a $3.5 million charge in its statement of operations related to buildings and fixed assets in Switzerland, which were written down to their estimated fair values. Fair value of the buildings was determined by reviewing recent sales prices for comparable properties. The land and buildings were placed up for sale and reclassified to assets held for sale and were included in other current assets at December 31, 2004. In 2005, a charge of $1.6 million was recorded to further reduce the carrying value of the building held for sale to its estimated fair value based on current market data. At the end of 2006, a decision was made to take the property off the market and therefore, the building was reclassified to property and equipment. This decision was based on a belief that the current focus should be on the leasing activities of the building. In the fourth quarter of 2005, the building had an occupancy rate of 56%, but the occupancy rate increased to 72% as of December 31, 2006. CNET Networks will focus on leasing the building during 2007, to enable the Company to achieve an additional increase in occupancy and rental income.

(2)	See Note 9, Stock-Based Compensation.
(3)	This amount represents a total of $13.7 million expensed during 2006 related to costs incurred in connection with an internal investigation of CNET Networks’ stock option accounting practices and related matters which resulted in the adjustment of CNET Networks’ historical financial statements to correct for errors found as a result of the investigation. These expenses represent costs for outside legal counsel and outside accounting experts that were engaged by both the special committee of the Board of Directors and management in performing the investigation of the Company’s stock option accounting and legal fees associated with the related derivative suits and governmental inquiries.

(3) ACQUISITIONS

Through multiple acquisitions in 2006, 2005 and 2004, CNET Networks sought to expand its content categories, site functionality, audiences and customer base. Purchase consideration for all acquisitions completed in 2006, 2005 and 2004 was as follows:

	Year Ended December 31,
	2006	2005	2004
(in thousands)
Cash	$12,601	$20,050	$77,075
Employee receivable	—	—	2,652
Stock issued	—	1,956	500
Deferred consideration	3,285	4,100	17,117
Direct acquisition costs	684	469	817

Net assets acquired	$16,570	$26,575	$98,161

The total purchase price as of the dates of acquisition has been allocated to assets and liabilities based on management’s estimate of fair value. To the extent that the purchase price of CNET Networks’ acquisitions exceeded the fair value of the related net tangible and identifiable intangible assets, goodwill has been recorded because CNET Networks believes these acquisitions will assist with its strategy of establishing and expanding its global online content environments. The purchase consideration has been allocated to the estimated fair values of the assets acquired and liabilities assumed for these acquisitions at the dates of acquisition as follows:

	Year Ended December 31,
	2006		2005		2004
(in thousands)	Acquired Assets and Liabilities	Weighted Average Life	Acquired Assets and Liabilities	Weighted Average Life	Acquired Assets and Liabilities	Weighted Average Life
Cash acquired	$243		$378		$2,258
Tangible assets acquired	492		485		4,955
Amortizable intangible assets:
Trade names	4,196	6 years	2,771	7 years	6,136	6 years
Developed technology	546	2 years	5,750	3 years	2,100	3 years
Registered users	130	5 years	350	6 years	—
Publishing rights	—		—		1,078	3 years
Existing relationships	1,352	6 years	1,449	6 years	13,410	7 years
Content	3,202	4 years	1,196	3 years	1,662	3 years
Noncompete agreements	129	3 years	98	3 years	500	2 years
Goodwill	6,605		15,304		73,059

Total assets acquired	16,895		27,781		105,158

Liabilities assumed	(325)		(1,206)		(6,997)

Net assets acquired	$16,570		$26,575		$98,161

The weighted average life for intangible assets acquired in 2006, 2005 and 2004 was 5 years, 4 years and 5 years, respectively.

The results of operations of these acquisitions, which were not material to CNET Networks’ consolidated results, have been included in the statement of operations from the dates of their respective acquisition.

2006 Acquisitions

Acquisitions in 2006 serve to broaden CNET Networks’ content coverage and expand its opportunity to reach new categories of advertisers and users.

U.S. Media

During the year ended December 31, 2006, the U.S. Media segment of CNET Networks made two acquisitions. These were both acquired in the second quarter of 2006 and consisted of UrbanBaby, Inc (“UrbanBaby”), which is an online resource that contains a guide for expectant and new mothers, and Instant Comma, Inc. (“CHOW”), which is an online resource dedicated to providing content in the areas of food and lifestyle. Under the terms of the agreements, CNET Networks paid an aggregate purchase price of $6.6 million, consisting of $5.1 million paid in cash and a $1.5 million note payable due in two installments over the next two years bearing interest at a rate of 7.84% per year.

International

During the year ended December 31, 2006, the International segment of CNET Networks made five acquisitions. These consisted of the purchase of Western IT Networking Co., Ltd (“West IT”) in the second quarter of 2006, which is located in China, and is an independent online resource dedicated to providing news, reviews, and information about IT products and digital products. In the third quarter of 2006, CNET Networks acquired XCar Power Technology & Trade Co., Ltd. (“XCar”) and GoCar, which will help power the interactive environment for auto-related information and communities in China. In the fourth quarter of 2006, CNET Networks purchased Goosto (“Arts-Culinaires”), a French media company focused on food, entertaining and lifestyle information to culinary enthusiasts as well as Silicon.de GMBH (“Silicon.de”) in Germany, which is a website that targets Chief Information Officers through technology strategy content and services. The aggregate purchase price, including direct transaction costs, was $10.0 million, consisting of $7.5 million paid in cash, $1.8 million payable in January 2007 and $0.7 million of direct costs.

2005 Acquisitions

On April 19, 2005, CNET Networks acquired a 90% interest in the assets of PCHome located in Shanghai, China through Chinese affiliates in cooperation with unaffiliated Chinese entities. As part of the transaction, CNET Networks agreed to acquire the remaining 10% interest, at the sellers’ option exercisable on the second and third anniversary of the acquisition, for a per share price equal to that paid for the original 90% interest. The purchase price paid for the 90% interest in PCHome totaled $11.1 million, consisting of $5.1 million paid in cash and $6.0 million of deferred consideration, which was paid in the fourth quarter of 2005.

During 2005, CNET Networks made five other acquisitions for $15.4 million. Consideration consisted of 240,540 unregistered shares of CNET Networks’ common stock valued at $2.0 million based on the average closing price of CNET Networks’ common stock for the five days prior to closing and discounted for non-liquidity. Consideration for the acquisitions also included $9.3 million paid in cash and $3.5 million of notes payable (due in 2007, bearing interest at rates of 3.0% and 4.04% per year), and $0.6 million which was paid in December 2006.

The $15.3 million excess of the purchase consideration over the fair value of the net assets acquired for all 2005 acquisitions was allocated to goodwill, of which $4.4 million is deductible for tax purposes. Goodwill is not amortized and is tested for impairment at least annually.

2004 Acquisitions

Webshots

On August 2, 2004, CNET Networks acquired Twofold Photos, Inc. which operates the website at www.webshots.com (Twofold Photos, Inc. and Webshots, is collectively referred to as “Webshots”). Under the terms of the agreement, CNET Networks paid a total of $71.5 million of which $11.0 million was deferred consideration. $10.0 million of deferred consideration is payable in 2007 bearing interest at a rate of 3.0% per year and $1.0 million was paid in the first quarter of 2005. The $60.0 million of consideration paid at closing was paid in cash net of the discharge of employee loans in the amount of $2.6 million.

For the Webshots acquisition, $17.4 million has been allocated to amortizable intangible assets consisting of existing technology and content, which both have an estimated useful life of three years, and tradename and existing relationships, which both have estimated useful lives of seven years. The excess of the purchase consideration over the fair value of the net tangible and intangible assets acquired of $53.8 million was allocated to goodwill. Webshots’ goodwill is deductible for tax purposes. Other tangible assets acquired totaled $4.5 million, as well as $1.4 million in cash. Additionally; liabilities of $5.6 million were assumed in the acquisition.

The results of Webshots’ operations have been included in CNET Networks’ statement of operations from the date of acquisition. This acquisition operates within the U.S. reporting unit.

Other 2004 Acquisitions

CNET Networks entered into an agreement to acquire NetFriends magazine and the rights to distribute and circulate TV Game magazine in China, through Chinese affiliates in cooperation with unaffiliated Chinese entities. In November 2004, CNET Networks acquired the assets of ZOL and Fengniao, in cooperation with Chinese subsidiaries and affiliates. ZOL is a provider of online technology-related content and shopping services in Northern China, and Fengniao is one of China’s leading digital photography properties. The aggregate cash price paid for these acquisitions was $20.7 million, of which $5.0 million was paid in 2005 and $0.8 million was paid in 2006. The aggregate purchase price was allocated to intangible assets of $5.8 million that are being amortized over a three-year period for publishing rights and tradenames, a two-year period for content and developed technology and a seven-year period for existing advertising relationships. The excess of purchase consideration over the fair value of the net tangible and intangible assets of $14.8 million was allocated to goodwill, which is deductible for tax purposes. These acquisitions operate within the Asia reporting unit.

During 2004, CNET Networks made three other acquisitions, all of which operate within the U.S. reporting unit. These acquisitions provided additional functionality and product enhancements. The aggregate purchase price for these transactions was $6.0 million consisting of 50,566 shares of CNET Networks stock valued at $0.5 million, based on the average closing price of CNET Networks’ common stock for the ten trading days ending two trading days prior to close, and $5.2 million in cash, of which $0.3 million was paid in cash in 2005. The total purchase price was allocated to the tangible and intangible assets based on estimates of their respective fair values. The purchase price of $6.0 million was allocated to intangible assets of approximately $1.8 million (with an amortizable life of two-years for a noncompete agreement and developed technology and five-years for tradenames), goodwill of approximately $4.3 million (of which $1.4 million is tax deductible), current assets of $1.2 million and current liabilities of $1.3 million.

(4) DISPOSALS

Discontinued Operations

On February 2, 2006, CNET Networks sold its Computer Shopper magazine business to SX2 Media Labs LLC. The Computer Shopper magazine business was part of the U.S. Media segment. In accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, CNET Networks accounted for this disposal as a discontinued operation. The results of this business in all periods has been reclassified from continuing operations and shown as discontinued operations on the consolidated statement of operations. CNET Networks has recorded a gain of $0.8 million associated with the sale, which is also included in discontinued operations.

The following is summarized financial information for Computer Shopper:

	Year Ended December 31,
	2006	2005	2004
(in thousands, except share data)
Revenues	$987	$16,162	$19,786

Net operating loss from discontinued operations	$(815)	$(9,099)	$(6,404)
Gain on sale, net of tax	778	—	—

Loss from discontinued operations, net of tax	$(37)	$(9,099)	$(6,404)

Basic and diluted loss per share of discontinued operations	N/A	$(0.06)	$(0.05)

Closure of Operations

During 2006, CNET Networks decided to exit the events operations in China, the United States and the United Kingdom. The Company also began the process of closing its operations in South Korea, which is expected to be completed during the first quarter of 2007. The combined revenue of these operations was $8.4 million in 2006. These operations were not fully integrated into their respective reporting units, and therefore the goodwill related to these operations did not have any continuing benefit to CNET Networks. The closure of the events operation in the United States resulted in a goodwill impairment of $1.4 million, and the closure of the South Korean operations resulted in a goodwill impairment of $1.4 million. In addition to the impairment of goodwill, the closure of these operations resulted in expenses of $1.6 million in 2006.

(5) MARKETABLE DEBT SECURITIES

The following is a summary of available-for-sale marketable debt investments:

	Year Ended December 31, 2006
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Short-term investments
Corporate obligations	$21,930	$—	$(27)	$21,903
U.S. government agency securities	8,473	—	(4)	8,469

	30,403	—	(31)	30,372

Long-term investments
Corporate obligations	7,981	1	—	7,982
U.S. government agency securities	5,932	1	—	5,933

	13,913	2	—	13,915

	$44,316	$2	$(31)	$44,287

	Year Ended December 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate obligations	$19,413	$—	$(14)	$19,399
U.S. government agency securities	22,288	—	(96)	22,192

	41,701	—	(110)	41,591

Long-term investments
Corporate obligations	7,467	—	(21)	7,446
U.S. government agency securities	5,002	—	(16)	4,986

	12,469	—	(37)	12,432

	$54,170	$—	$(147)	$54,023

The contractual maturities of CNET Networks’ short-term investments at December 31, 2006 were one year or less while CNET Networks’ long-term investments had contractual maturities between one and two years. Actual maturities may differ from contractual maturities because issuers of the securities have the right to prepay or call obligations without prepayment penalties.

In accordance with the disclosure requirements of EITF 03-1, The Meaning of Other-Than-Temporary Impairments and its Application to Certain Investments, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2006:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Gains (Losses)	Fair Value	Unrealized Losses	Fair Value	Unrealized Gains (Losses)
Short-term investments
Corporate obligations	$19,412	$(16)	$2,491	$(11)	$21,903	$(27)
United States government agency securities	3,473	(1)	4,996	(3)	8,469	(4)

	22,885	(17)	7,487	(14)	30,372	(31)

Long-term investments
Corporate obligations	7,982	1	—	—	7,982	1
United States government agency securities	5,933	1	—	—	5,933	1

	13,915	2	—	—	13,915	2

	$36,800	$(15)	$7,487	$(14)	$44,287	$(29)

Corporate Obligations

CNET Networks’ unrealized losses on corporate obligations were caused by interest rate increases. The contractual terms of these investments do not permit the investments to settle at a price less than the amortized cost of the investments. The credit ratings on these obligations are either AAA, AA, or A rated (Standard & Poor’s). As the decline in market value is attributable to changes in interest rates and not credit quality and because CNET Networks has sufficient cash balances, and since CNET Networks has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider these investments to be other than temporarily impaired at December 31, 2006.

United States Government Agency Securities

CNET Networks’ unrealized losses on United States government agency securities were caused by interest rate increases. CNET Networks purchased these investments at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the United States government. Accordingly, it is expected that the securities would be settled at a price less than the amortized cost of the investments. As the decline in market value is attributable to changes in interest rates and not credit quality and because CNET Networks has the ability and intent to hold this investment until a recovery of fair value, which may be maturity, it does not consider these investments to be other than temporarily impaired at December 31, 2006.

(6) INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2006
Amortized intangible assets:
Tradenames/trademarks	$42,351	$(27,121)	$15,230
Existing relationships	16,827	(5,321)	11,506
Developed technology	8,015	(4,588)	3,427
Content	6,097	(2,699)	3,398
Other	3,528	(2,111)	1,417

Total	$76,818	$(41,840)	$34,978

December 31, 2005
Amortized intangible assets:
Tradenames/trademarks	$41,574	$(25,424)	$16,150
Existing relationships	15,331	(2,928)	12,403
Developed technology	8,475	(2,877)	5,598
Content	3,358	(1,538)	1,820
Other	2,777	(1,368)	1,409

Total	$71,515	$(34,135)	$37,380

Amortizable intangible assets are amortized on a straight-line basis and have estimated useful lives as follows: tradenames/trademarks over two to fifteen years, existing relationships over three to seven years, developed technology over two to three years, content over two to five years and other over one to five years. Useful lives are reviewed regularly to ensure that a change in circumstances has not occurred that would result in a change in the estimated useful life of the underlying asset. Estimated future amortization expense related to intangible assets at December 31, 2006 was as follows:

(in thousands)
2007	$10,943
2008	7,841
2009	6,266
2010	5,562
2011	3,263
Thereafter	1,103

$34,978

Goodwill

The following table sets forth the changes in goodwill by reporting unit for the years ended December 31, 2006 and 2005:

(in thousands)	U.S. Media	Computer Shopper	Channel Services	Asia	Europe	Total
Balances as of December 31, 2004	$89,036	$10,728	$5,674	$18,179	$2,241	$125,858
Acquisitions	7,834	—	(48)	7,469	—	15,255
Foreign currency translation adjustments	—	—	—	5	(227)	(222)
Tax benefit	(805)	—	—	—	—	(805)
Impairment		(10,428)	—	—	—	(10,428)

Balances as of December 31, 2005	96,065	300	5,626	25,653	2,014	129,658
Acquisitions	2,400	—	—	2,170	2,035	6,605
Disposals	—	(300)	—	(480)	—	(780)
Foreign currency translation adjustments	—	—	—	17	352	369
Impairments	(1,418)	—	—	(1,375)	—	(2,793)

Balances as of December 31, 2006	$97,047	$—	$5,626	$25,985	$4,401	$133,059

The U.S. Media and Channel Services reporting units operate in CNET Networks’ U.S. Media segment, as did the Computer Shopper business until its sale in the first quarter of 2006 and therefore is no longer a reporting unit. The Asia and Europe reporting units operate in CNET Networks’ International segment.

The increase in goodwill in 2006 was due to acquisitions. This increase was partially offset by the sale of the Company’s Computer Shopper business, the impairment of goodwill of $1.4 million related to the exit of CNET Networks’ United States events operations, impairment of $1.4 million related to the decision to close operations in South Korea and $0.5 million related to the sale of a business in China (the effects of the sale of this business are recorded in other Nonoperating expense).

Impairments

As of August 31, 2006 CNET Networks performed its annual evaluation of the carrying value of goodwill compared to the fair value of each of the reporting units under the provisions of SFAS 142, Goodwill and Other Intangible Assets. Based on this evaluation, CNET Networks determined that the fair value exceeded the carrying value of each of its reporting units as of August 31, 2006. At August 31, 2005, CNET Networks determined that the fair value exceeded the carrying value of each of its reporting units, except the Computer Shopper reporting unit for which the fair value was less than the carrying value as of that date.

The Computer Shopper reporting unit was a print publishing business within the U.S. Media segment. As the trend of migration of advertising spending from print to online continues, the reduction in forecasted revenues of Computer Shopper resulted in a decrease in the estimated future cash flows of the reporting unit. The results of the August 31, 2005 impairment test indicated the carrying value of goodwill for the Computer Shopper reporting unit exceeded its implied fair value, and an impairment charge was required. On February 2, 2006, CNET Networks sold the Computer Shopper magazine. The sales price indicated that at December 31, 2005, the carrying value of the reporting unit was in excess of the fair value and an additional impairment charge was required. As a result, impairment charges of $10.7 million were recorded for the year, of which $10.4 million related to goodwill and $0.3 million to tradenames, which are included in loss from discontinued operations.

(7) DEBT

Revolving Credit Facility

On September 12, 2006, CNET Networks entered into a new credit agreement, which expires in October 2007. Under the terms of this agreement, the Company can borrow up to an aggregate principal amount of $60.0 million, which can be drawn down as revolving loans or term loans. Interest rates applicable to amounts outstanding under term loans or revolving loans are, at the Company’s option, either the base rate or the Eurodollar rate, where the base rate is the higher of the Federal Funds rate plus 0.5% or the lender’s prime rate: The Eurodollar rate is LIBOR plus an applicable margin based on the Company’s leverage. The borrowings are secured by most of CNET Networks’ assets, excluding goodwill and certain intangible assets. At December 31, 2006, assets with a value of $280.0 million were assigned as security interests under this agreement. The credit agreement contains various restrictive covenants that include limitation of additional indebtedness and restrictions related to the payment of dividends and the prepayment of other indebtedness. Additionally, CNET Networks is required to meet certain monthly and quarterly financial covenants, including minimum levels of consolidated earnings before interest, taxes, depreciation and amortization, unrestricted net liquidity and a minimum liquid capital to total debt ratio. CNET Networks was in compliance with all covenants at December 31, 2006. The credit facility carries a non-use fee of 0.2%. At December 31, 2006, $60.0 million in revolving/term borrowings was outstanding at an interest rate of 6.88%.

Repayment of Debt

In April 2004, CNET Networks sold $125.0 million of 0.75% Convertible Senior Notes due 2024 to qualified institutional buyers in a private placement. In September 2006, CNET Networks announced that it had commenced a solicitation of consents from holders of these notes. The prepared amendments and waivers pertained to CNET Networks’ failure to timely file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. The solicitation expired on October 18, 2006 and CNET Networks did not receive a sufficient number of consents from holders to satisfy the 70% requisite consent threshold. On October 25, 2006, CNET Networks received a notice of acceleration under the indenture from Wells Fargo Bank, National Association, the trustee for the holders of the Notes. The acceleration letter declared the principal amount outstanding under the Notes, together with any accrued and unpaid interest immediately due and payable. On October 30, 2006, CNET Networks repaid the $125.0 million with existing cash and by fully drawing on a $60.0 million, one-year credit facility. In conjunction with the repayment, $2.2 million of deferred debt issuance costs were written-off.

Notes Payable

Below is a summary of CNET Networks’ notes payable:

	December 31,
	2006	2005
(in thousands)
0.75% Convertible Senior Notes	$—	$125,000
Other obligations	18,348	16,766

	18,348	141,766
Less current maturities	(13,850)	(2,652)

	$4,498	$139,114

CNET Networks issued a $10.0 million note payable related to the 2004 Webshots acquisition, as well as $3.5 million in notes payable related to three acquisitions in 2005, all of which are due in 2007 and bear interest at rates from 3.0% to 4.04%. An additional note payable was issued in connection with a 2006 acquisition bearing interest at 7.84% with $0.3 million payable in 2007 and the remaining $1.2 million payable in 2008.

CNET Networks had Swiss Franc mortgage loans for buildings owned in Switzerland. In June 2005, CNET Networks sold one of the buildings and repaid one of the loans. The remaining Swiss Franc mortgage loan amortizes over 20 years from date of issue which was in April 2000. At December 31, 2006, CNET Networks has Swiss Franc mortgage loans outstanding in Swiss Francs of 2.7 million and 0.6 million with effective interest rates of 4.00% and 3.25%, respectively. At December 31, 2006, CNET Networks’ obligation under these loans was $2.7 million (United States dollars).

As a result of the ZDNet acquisition on October 17, 2000, CNET Networks assumed $614,000 of 8 1/2% Senior Subordinated Notes due 2008 with interest payable semiannually on May 1 and November 1.

The aggregate annual principal payments for the notes payable outstanding as of December 31, 2006 were as follows:

(in thousands)
2007	$13,850
2008	1,964
2009	100
2010	100
2011	100
Thereafter	2,234

$18,348

Letters of Credit

CNET Networks has $17.2 million of letters of credit outstanding at December 31, 2006 with $2.2 million of these letters of credit collateralized by deposits in escrow and used primarily as deposits associated with benefit plans. The remaining $15.0 million of letters of credit outstanding relates to a security deposit in connection with an assumed guarantee (see Note 13, Commitments and Contingencies).

(8) INCOME TAXES

The components of income from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2006	2005	2004
(in thousands)
United States	$7,121	$31,781	$18,422
Foreign	1,086	(3,179)	(10,262)

Income before income taxes	$8,207	$28,602	$8,160

The expense (benefit) from income taxes is as follows:

	Year Ended December 31,
	2006	2005	2004
(in thousands)
Current:
Federal	$1	$370	$—
State	(43)	770	712
Foreign	1,686	(957)	(795)

Total current	1,644	183	(83)

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(310)	(263)	—

Total deferred	(310)	(263)	—

	$1,334	$(80)	$(83)

The reconciliation of the expected statutory federal income tax rate of 35% to CNET Networks’ actual tax rate is presented in the following schedule:

	Year Ended December 31,
	2006	2005	2004
Income tax expense at statutory rate	35.0%	35.0%	35.0%
Non deductible goodwill impairment	—	12.4	34.5
Permanent differences	22.4	2.4	(8.2)
State and foreign tax	16.2	3.9	(2.4)
Other	—	(2.3)	—
Valuation allowance	(57.4)	(51.7)	(59.8)

Effective tax rate	16.2%	(0.3)%	(0.9)%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are presented below:

	Year Ended December 31,
	2006	2005	2004
(in thousands)
Net operating loss carryforwards	$206,246	$186,196	$183,270
Properties and intangibles	55,259	90,174	102,829
Reserves and accruals (current)	2,574	5,362	7,952
Deferred loss from privately held investments	43,681	44,550	44,396
Stock option compensation	21,296	15,573	16,483
Tax credit carryforwards	2,630	2,630	2,630
State taxes	1	51	—
Other	(654)	(930)	(468)

	331,033	343,606	357,092
Less valuation allowance	(330,241)	(343,150)	(357,199)

	$792	$456	$(107)

The net change in the valuation allowance for the years ended December 31, 2006 and 2005 was a decrease of $12.9 million and $14.0 million, respectively. The net change in the valuation allowance for the year ended December 31, 2004 was an increase of $3.5 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Income tax expense has been recorded based on an effective tax rate for the year ended December 31, 2006. The estimated tax rate has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty. Management believes as of December 31, 2006 that sufficient uncertainty exists regarding the future realization of deferred tax assets and accordingly, a full valuation allowance has been provided for most jurisdictions. In the event the tax benefits relating to the valuation allowance are realized $32.1 million of such benefits would reduce goodwill. Additionally, $14.5 million of valuation allowances related to stock option compensation deductions would be credited to paid in capital in the event the related tax benefits are realized.

Management determined that the valuation allowance is appropriate based on its analysis of historical results and projected future net income. Based upon management’s review of recent income trends and future projections, CNET Networks believes that it is reasonably possible that it will release a significant portion of the valuation allowance in the near term. Any such release would result in recognizing a tax benefit that would increase net income in the period the allowance is released (less adjustments to goodwill and paid in capital, as discussed above). Any valuation allowance release will have no impact on the amount of cash paid for income taxes.

At December 31, 2006, CNET Networks had United States federal net operating losses of $482.4 million. These losses may be subject to limitations on their utilization due to change in ownership and will expire in varying amounts beginning in 2010 through 2026. CNET Networks also had California state net operating losses of $166.5 million which will expire in varying amounts beginning in 2013 through 2016. CNET Networks also had cumulative foreign net operating losses of $90.0 million. Operating losses generated in 2006 were primarily related to amortization of intangible assets and deductions related to employee stock option exercises.

CNET Networks has Federal research credit carryforwards totaling approximately $1.9 million. These credits may be subject to limitations on their utilization due to change in ownership and will expire in varying amounts beginning in 2010 through 2022. CNET Networks also has California research credit carryforwards totaling approximately $1.1 million, which will carry forward indefinitely until utilized.

(9) STOCK BASED COMPENSATION

STOCK OPTION PLANS

Stock Option Program Description

As of December 31, 2006, CNET Networks had the following stock option incentive plans:

Plan Name	Number of Shares Authorized	Number of Shares Outstanding	Number of Shares Available for Grant
(in thousands)
Plans approved by stockholders	41,000	15,068	7,207
Plans not approved by stockholders	8,827	3,976	1,032
Assumed plans	Not applicable	1,173	—

Total		20,217	8,239

Stock options for the 1994 Stock Option Plan, the CNET 1997 Stock Option Plan, the CNET 2000 Stock Incentive Plan and the CNET 2004 Incentive Stock Plan were approved by the Company’s stockholders. Stock options for the 2001 CNET Networks, Inc. Stock Incentive Plan and the TwoFold Photos, Inc. 2003 Common Stock Incentive Plan were not approved by the Company’s stockholders. Assumed plans are stock option plans that CNET Networks assumed in connection with various acquisitions. All stock options have terms of 10 years, except for options issued to employees in Switzerland which have a term of 12 years, and generally vest and become fully exercisable four years from the date of grant. The vesting schedule for stock option grants are generally as follows: 25% of the grant vests one year from date of grant with the remainder of the grant vesting in 36 equal monthly installments thereafter.

On May 24, 2006 the stockholders of CNET Networks approved the Amended and Restated 2004 CNET Networks, Inc. Incentive Stock Award Plan which, among other things, approved an increase in the number of shares authorized for issuance under the 2004 Plan by 7.6 million shares.

General Option Information

The following summarizes stock option activity during the years ended December 31, 2006, 2005 and 2004:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance at December 31, 2003	19,498	$7.57
Granted	5,286	9.30
Exercised	(2,158)	4.11
Canceled	(1,478)	10.85

Balance at December 31, 2004	21,148	8.12
Granted	4,644	13.24
Exercised	(5,365)	5.44
Canceled	(1,468)	9.72

Balance at December 31, 2005	18,959	9.99	6.51	$107,882

Granted	5,028	8.97
Exercised	(1,031)	6.30
Canceled	(2,739)	10.70

Balance at December 31, 2006	20,217	$9.76	6.97	$29,255

Vested and expected to vest at December 31, 2006	19,611	$9.76	6.58	$28,093

Options exercisable at December 31, 2006	11,666	$9.86	5.44	$29,328

Throughout most of the last half of 2006, there were no option exercises due to the temporary suspension of the plans resulting from the inability of CNET Networks to file required reports with the Securities and Exchange Commission.

Intrinsic value is calculated as the difference between the market value of stock on a given date and the exercise price of the shares. The aggregate intrinsic value of $29.3 million and $107.9 million as of December 31, 2006 and 2005, respectively is based on CNET

Networks’ closing stock price of $9.09 on December 31, 2006 and $14.69 on December 31, 2005 and represents the total pretax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the year ended December 31, 2006 was $6.7 million.

As of December 31, 2006, 2005 and 2004, the number of options exercisable was (in thousands) 11,666, 9,970 and 11,587, respectively, and the weighted average exercise price of those options were $9.86, $9.67 and $8.88, respectively.

As of December 31, 2006, there was $47.8 million of total unrecognized compensation cost related to nonvested share-based awards granted under the option plans. That cost is expected to be recognized over a weighted-average period of 2.82 years.

The following table summarizes information about stock options outstanding as of December 31, 2006:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding As of 12/31/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of 12/31/06	Weighted Average Exercise Price
		(in thousands)			(in thousands)
$0.90	$1.12	85	5.0	$0.96	85	$0.96
1.75	2.54	612	3.4	2.48	608	2.48
2.79	3.69	1,033	4.4	3.32	1,033	3.32
4.19	6.04	2,748	4.7	5.05	2,444	5.07
6.46	9.58	7,891	7.9	8.64	2,572	8.42
9.74	14.25	6,564	6.6	12.22	3,759	11.74
14.98	21.88	680	5.3	17.64	558	18.18
24.56	36.25	421	1.7	26.88	417	26.88
38.81	57.63	79	2.6	54.29	79	54.29
58.69	65.00	104	0.3	58.80	104	58.80

$0.90	$65.00	20,217	6.4	$9.94	11,659	$9.86

Valuation and Expense Information under SFAS 123(R)

For the six months ended December 31, 2006, no expense was recorded under SFAS 123(R) related to the employee stock purchase plan since there were no exercises due to the temporary suspension of the plan. The following table summarizes stock compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the years ended December 31, 2006:

Year Ended December 31, 2006

(in thousands)
Cost of revenues	$7,709
Sales and marketing	3,604
General and administrative	8,438

$19,751

The weighted-average estimated grant date fair value of employee stock options granted in 2006, 2005 and 2004 was $5.29, $7.47 and $5.60, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
Stock options:
Dividend yield	0%	0%	0%
Expected volatility	56.9% - 76.8%	83.50-84.60%	84.00-98.00%
Risk-free interest rate	4.38% - 5.21%	3.52-4.32%	2.22-3.07%
Expected life (in years)	3.7 - 4.6	3	3 - 5

Employee Stock Purchase Plan:
Dividend yield	0%	0%	0%
Expected volatility	34.0% - 62.0%	31.70-73.00%	73.00-85.00%
Risk-free interest rate	3.98% - 4.63%	2.23-3.50%	0.90-1.74%
Expected life (in years)	0.25-0.50	0.25-0.50	0.25-0.50

In accordance with the terms of the plan, the Employee Stock Purchase Plan was temporarily suspended during the six months ended December 31, 2006, due to the inability of CNET Networks to file required reports with the Securities and Exchange Commission. Consequently, the assumptions provided for this plan for the year ended December 31, 2006 are the same as those used during the six months ended June 30, 2006.

CNET Networks’ computation of expected volatility is based on a combination of historical and implied stock-price volatility. The risk-free interest rate assumption is based upon United States Treasury bond rates appropriate for the term of CNET Networks’ employee stock options. The dividend yield assumption is based on CNET Networks’ history and current expectation of not paying dividends.

The expected term of employee stock options represents the period the stock options are expected to remain outstanding from date of grant and is based on the historical average holding period of exercised options and the expected holding period of outstanding shares.

Pro Forma Information under SFAS 123 for Period Prior to 2006

The table below reflects pro forma net income (loss) and diluted net income (loss) per share as if CNET Networks had applied the fair value recognition of SFAS 123 to stock-based compensation for the year ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2005	2004
(in thousands, except per share data)
Net income —as reported	$19,583	$1,839
Add: Stock-based employee compensation expense included in reported net income, net of tax	6,344	8,991
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	(22,997)	(36,675)

Net income (loss), including the effect of stock compensation expense	$2,930	$(25,845)

Basic and diluted net income (loss) per share:
Diluted net income per share—as reported	$0.13	$0.01
Diluted net income (loss) per share, including the effect of stock-based compensation expense	$0.02	$(0.18)

Modifications of Stock Options

Under the terms of the CNET Networks’ option plans, affected terminated employees who have vested and exercisable stock options have 90 days after the date of termination to exercise the options. The Form S-8 registration statements for shares of common stock issuable under the option plans were not available from August 2006 through January 2007 due to delays in the filing of financial information with the SEC as a result of the stock option investigation and the restatement of the 2005 financial statements. Therefore, terminated employees were precluded from exercising options until January 2007 when CNET Networks was again in compliance with applicable federal securities laws. To address this with CNET Networks’ affected former employees, the Compensation Committee of the Board of Directors approved a modification for these individuals by extending the normal 90-day exercise period after termination date to 30 days after the date that CNET Networks became compliant with SEC filings and the registration of the option shares was once again effective, which 30-day period commenced on January 29, 2007. The liability associated with this modification will be relieved during the first quarter of 2007 either through the exercise of these options or expiration of the remaining unexercised stock options.

When the rights conveyed by a stock-based compensation award are no longer dependent on the holder being an employee, the award ceased to be accounted for under SFAS 123 (R) and became subject to the recognition and measurement requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which resulted in a change of the classification from equity to liability classification and measurement of the awards. On the dates of modification, the options with the extended exercise terms were initially measured at fair value and compensation cost of $24.0 million that would have been recognized as expense if the awards had retained their equity classification was reclassified from stockholders’ equity to liability classification. Incremental compensation cost determined on the dates of modification was $0.1 million. Subsequent changes in fair value are reported in earnings and disclosed in the financial statements as long as the options remain classified as liabilities. When the options classified as liabilities are ultimately settled in stock, any gains or losses on those options will be included in earnings.

Amendment of Exercise Prices

On December 20, 2006, certain of CNET Networks’ executive officers holding stock options which were granted with per share exercise prices below the fair market value of a share of CNET Networks common stock on the date of grant (referred to as discount stock options) each entered into agreements in which they agreed to amend the exercise price of the discount stock options to the extent not vested as of December 31, 2004 and still outstanding at December 20, 2006. These executive officers held approximately 1.0 million discount stock options with a weighted average exercise price of approximately $9.03 per share which were repriced to their fair market value. Under these agreements, the amended exercise prices of such options have been changed to and are equal to the fair market value of a share of CNET Networks’ common stock on the date of grant of each option. Based on the re-pricing, the 1.0 million options had a revised weighted average exercise price of approximately $9.92 per share

The non-executive members of CNET Networks’ Board of Directors each entered into similar agreements to those entered into by the executive officers described above except that each non-executive director also agreed to re-price any discount option, whether or not vested as of December 31, 2004. The non-executive directors also agreed, with respect to any discount options which were previously exercised, to repay to the Company an amount equal to the difference between the original exercise price and the fair market value of CNET Networks’ common stock on the date of grant of such options, net of taxes. Approximately 283,000 discount stock options with a weighted average exercise price of $9.40 per share held by non-executive members of CNET Networks’ Board of Directors were repriced to their fair market value. The weighted average exercise price of these 283,000 shares after the re-pricing was $10.07 per share. The estimated amount of repayment to the Company for the difference between the original exercise price and the fair value of approximately 27,000 options which were previously exercised by these directors is approximately $16,000 before taxes.

CNET Networks’ former Chairman and Chief Executive Officer and a member of CNET Networks’ Board of Directors, entered into a similar agreement to those entered into by the Company’s non-executive directors covering 700,000 discount options outstanding with a weighted average exercise price of $3.96 per share and were repriced to their fair market value. This agreement did not provide for the repayment of amounts related to previously exercised options because the former Chairman had not exercised any options. The weighted average exercise price of these 700,000 shares after the repricing was $8.57 per share.

These amendments did not result in any incremental compensation expense to the Company.

EMPLOYEE STOCK PURCHASE PLAN

In July 1996, CNET Networks adopted an Employee Stock Purchase Plan that covers substantially all United States employees, whereby participants may elect to purchase CNET Networks’ stock. The purchase price varies each quarter and is 85% of the lower of the closing price at the beginning of the quarter and the closing price at the end of the quarter for the first and third quarters of the year or the lower of the closing price at the beginning of the prior quarter and the closing price at the end of the current quarter for the second and fourth quarters of the year. Employee contributions consist of a percentage of their compensation. The maximum percentage of compensation that an employee may contribute to purchase CNET Networks stock is 15% subject to a limitation of $25,000 (of total value) in a calendar year. The number of shares available for purchase under the Employee Stock Purchase Plan at December 31, 2006 was 4,986,336.

(10) PREFERRED STOCK

CNET Networks has 5.0 million shares of authorized preferred stock, $0.01 par value per share, none of which is outstanding. Under the terms of the Company’s Certificate of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

(11) BENEFIT PLAN

In 1996, CNET Networks adopted a 401(k) Profit Sharing Plan (the 401(k) Plan) that is intended to qualify under Section 401(k) of the Internal Revenues Code of 1986, as amended. The 401(k) Plan covers substantially all of CNET Networks’ employees based in the United States, who may contribute up to 25% of their annual compensation, subject to a limitation of $15,000 in 2006. In addition to the regular contribution limits, employees who reached at least age 50 by December 31, 2006 were eligible to contribute an extra amount up to $5,000 in 2006. Employees vest immediately in their contributions and earnings thereon. The plan allows for company matching contributions which amount to 50% of the employee’s contribution, up to 4%, with a maximum annual match for 2006 of $1,500. Employees vest in CNET Networks’ contributions at 50% after one year of service and 100% after two years of service. For the years ended December 31, 2006, 2005 and 2004, CNET Networks made matching contributions of $1.2 million, $1.1 million, $0.9 million, respectively.

(12) NET INCOME PER SHARE

The following table sets forth the computation of net income per share:

	Year Ended December 31,
(in thousands, except per share data)	2006	2005	2004
Income available to common stockholders	$6,836	$19,583	$1,839

Weighted average shares—basic	149,076	146,030	142,162
Stock options	3,237	6,585	5,855

Weighted average shares—diluted	152,313	152,615	148,017

Basic income per common share	$0.05	$0.13	$0.01

Diluted income per common share	$0.04	$0.13	$0.01

Basic net income per share is computed using the weighted average number of outstanding shares of common stock and diluted net income per share is computed using the weighted average number of outstanding shares of common stock and dilutive potential common shares during the period. Potential common shares that are anti-dilutive are excluded from the computation of diluted net income per share.

SFAS 128, Earnings per Share, requires that employee equity share options, nonvested shares and similar equity instruments granted by CNET Networks be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that CNET Networks has not yet recognized, and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

The following table summarizes potential common shares outstanding excluded from the calculation of diluted net income per share for the years ended December 31, 2006, 2005 and 2004, because their effect is anti-dilutive:

	Year Ended December 31
	2006		2005		2004
(in thousands)	Weighted Average Shares	Weighted Average Exercise Price	Weighted Average Shares	Weighted Average Exercise Price	Weighted Average Shares	Weighted Average Exercise Price
Shares issuable under stock options	11,872	$12.86	5,603	$17.11	5,456	$15.47
Shares issuable pursuant to 0.75% Convertible Senior Notes	3,237	$15.00	8,333	$15.00	5,648	15.00

(13) COMMITMENTS AND CONTINGENCIES

Leases

CNET Networks has several non-cancelable operating leases primarily for general office facilities and equipment that expire over the next 13 years. Future minimum lease payments at December 31, 2006 under these leases were as follows:

(in thousands)
2007	$19,243
2008	18,012
2009	17,032
2010	16,514
2011	17,291
Thereafter	81,113

$169,205

Rent expense related to operating leases is recognized on a straight-line basis and totaled $19.7 million, $18.9 million and $19.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Guarantee

In conjunction with the ZDNet acquisition in 2000, CNET Networks assumed a guarantee of the obligations of Ziff Davis Media Inc., an unaffiliated company and primary lessee, under a New York City office lease for a total of 399,773 square feet. This lease expires in 2019. The annual average cost per square foot is approximately thirty dollars over the remaining term of the lease. Ziff Davis Media Inc. currently occupies 144,682 square feet of this space. Ziff Davis Media Inc. subleases a total of 205,951 square feet to The Bank of New York, FOJP Risk Management and Softbank. In addition, CNET Networks currently subleases from Ziff Davis Media Inc. and occupies 49,140 square feet of the office space. These leases and subleases fully cover the current monthly lease payments.

As of December 31, 2006, the total lease payments remaining until the end of the lease term were $148.2 million, excluding the amounts attributable to CNET Networks’ sublease with respect to the space it occupies. If the financial condition of any of the sublessees or the primary lessee, Ziff Davis Media Inc., were to deteriorate and thereby result in an inability to make their lease payments, CNET Networks would be required to make their lease payments under the guarantee.

In connection with that guarantee, CNET Networks also has a letter of credit for $15.0 million outstanding as a security deposit. As there is no present obligation to make any payments in connection with this guarantee, CNET Networks has not recorded any liability for this guarantee in its financial statements.

Legal

Two shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York on August 16, 2001 and September 26, 2001, against Ziff Davis, Eric Hippeau and Timothy O’Brien, and investment banks that were the underwriters of the public offering of ZDNet series of Ziff Davis stock (the ZDNet Offering). One of the complaints also names CNET Networks as a defendant, as successor in liability to Ziff Davis. The complaints are similar and allege violations of the Securities Act of 1933, and one of the complaints also alleges violations of the Securities Exchange Act of 1934. The complaints allege the receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the ZDNet Offering and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the ZDNet Offering was false and misleading and in violation of the securities laws because it did not disclose the arrangements. A Consolidated Amended Complaint, which is now the operative complaint, was filed in the Southern District of New York on April 19, 2002. The action seeks damages in an unspecified amount. The action is being coordinated with over 300 nearly identical actions filed against other companies and their underwriters. On February 19, 2003, the Court granted CNET Networks’ motion to dismiss the Section 10(b) claim with leave to replead, and denied the motion to dismiss the Section 11 claim. Plaintiffs did not replead the Section 10(b) claim, and the time to replead that claim has expired. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit vacated the district court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs have not yet moved to certify a class in the CNET Networks case.

The majority of the issuers, including CNET Networks, and their insurers have approved a settlement agreement and related agreements. The agreements set forth the terms of a settlement between CNET Networks, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. It is unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will have on the settlement, which has not been finally approved by the Court. On December 14, 2006, the District

Court judge held a hearing. Plaintiffs informed the Court that they planned to file a petition for rehearing and rehearing en banc. The Court stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on Plaintiffs’ petition for rehearing. Plaintiffs filed the petition for rehearing and rehearing en banc on January 5, 2007.

Pursuant to the settlement and related agreements, if the settlement receives final approval by the Court, CNET Networks’ insurers would participate in an undertaking to guarantee a minimum recovery by the plaintiffs as described below. Among other provisions, the settlement provides for a release of CNET and the individual defendants for the conduct alleged in the action to be wrongful. CNET Networks would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement for a settlement for $425 million. The JPMorgan Chase preliminary agreement has not yet been approved by the Court. In an amendment to the issuers’ settlement agreement, the issuers’ insurers agreed that the JP Morgan preliminary agreement, if approved, would offset the insurers’ obligation to cover the remainder of Plaintiffs’ guaranteed $1 billion recovery by 50% of the value of the JP Morgan settlement, or $212.5 million. Therefore, if the JP Morgan preliminary agreement to settle is finalized, and finally approved by the Court, then the maximum amount that the issuers’ insurers will be potentially liable for is $787.5 million. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the JP Morgan Chase preliminary agreement.

It is anticipated that any potential financial obligation of CNET Networks to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, CNET Networks does not expect that the settlement will involve any payment by the Company. Based on the amount of CNET Networks’ insurance and the agreement of the insurers to cover legal expenses after June 1, 2003, the Company does not anticipate additional expenses or liability if the settlement is approved. CNET Networks is currently not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from our insurance carriers. The Company believes our carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, CNET Networks does not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company’s insurance carriers should arise, CNET Networks’ maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase preliminary agreement is finalized, then preliminarily and finally approved, our maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be less than $2.7 million.

There is no assurance that the court will grant final approval to the settlement. If the settlement is not approved and CNET Networks is found liable, it is anticipated that any potential financial obligation of CNET Networks to plaintiffs will be covered by existing insurance.

Regardless of whether the settlement is approved, and even if material limitations arise with respect to CNET Networks’ expected recovery of any potential obligations to plaintiffs from the Company’s insurance carriers, the Company does not expect that any payments required to be made by CNET Networks will be material.

On August 3, 2004, two private citizens filed an action, Cisneros, et al. v. Yahoo! Inc., et al., San Francisco Superior Court, Case No. CGC 04433518, against CNET Networks, and a number of other defendants claiming that the defendants posted website advertisements for Internet gambling sites in violation of California Business and Professions Code Section 17200. The plaintiffs sought a variety of remedies including disgorgement, restitution, and an injunction. In preliminary hearings, the court has ruled that disgorgement or restitution claims are limited. On December 1, 2005, plaintiffs filed a motion seeking a preliminary injunction. The court has not heard that motion and the plaintiffs have suggested they may not seek a preliminary injunction but do no waive any right to seek a permanent injunction. An additional plaintiff was recently made a party to the case. The Court has scheduled hearings on April 13, 2007 to determine whether plaintiffs are entitled to non-restitutionary disgorgement and to determine whether plaintiffs’ case has been preempted by the recent enactment of The Unlawful Internet Gambling Enforcement Act which comprises Title VIII of the SAFE Port Act, 31 U.S.C. §§5361 et seq. Accordingly, it is not possible to predict the impact of this litigation on CNET Networks’ financial results.

Shareholder Derivative Suits

On May 31, 2006, a purported shareholder derivative complaint was filed in the Superior Court of California, County of San Francisco, by a party identifying itself as a shareholder of CNET Networks purporting to act on behalf of CNET Networks against the directors of CNET Networks and certain present and former officers of CNET Networks. CNET Networks is also named as a “nominal defendant.” The suit, captioned Paskar v. Bonnie, et al., alleges breaches of fiduciary duty and unjust enrichment arising from stock options granted between 1996 and 2004. The complaint seeks monetary damages, disgorgement, rescission of stock options and other relief against the defendants on behalf of CNET Networks. The complaint does not seek monetary damages from, or the imposition of equitable remedies on, CNET Networks. Subsequently, on June 2, 2006, June 19, 2006 and September 22, 2006, three additional purported shareholder derivative actions were filed in the Superior Court of California, County of San Francisco. These three complaints, captioned Hutton v. Bonnie, et al., Raniolo v. Bonnie et al. and Berger v. Bonnie, et al., contain substantially similar allegations as the aforementioned shareholder derivative complaint. These four shareholder derivative cases were consolidated on October 23, 2006 and the plaintiffs filed a consolidated complaint on November 16, 2006. CNET Networks filed a motion to stay these purported shareholder derivative actions pending before the California Superior Court. At a hearing on January 3, 2007, the Superior Court denied the Company’s motion to stay but ordered that no discovery or substantive motion practice shall proceed until further order of the Court.

On June 19, 2006, a purported shareholder derivative complaint was filed in the United States District Court for the Northern District of California by a party identifying itself as a shareholder of CNET Networks purporting to act on behalf of CNET Networks against the directors of CNET Networks and certain present and former officers of CNET Networks. CNET Networks is also named as a “nominal defendant.” The suit, captioned Melzer v. Bonnie, et al., alleged violations of federal securities law, California securities law, as well as breach of fiduciary duty, unjust enrichment, and insider trading arising from stock options granted between 1997 and 2003. On July 13, 2006, another purported shareholder derivative complaint, captioned Finn v. Bonnie et al., was filed in the same court containing identical allegations. These purported shareholder derivative actions pending before the United States District Court for the Northern District of California were consolidated on August 31, 2006 and the plaintiffs in those cases have subsequently filed a consolidated complaint on September 28, 2006. That consolidated complaint was amended on November 9, 2006 and again on February 12, 2007. The complaint, as amended, seeks unspecific monetary damages, disgorgement, an accounting and a constructive trust and other relief against the defendants on behalf of CNET Networks, including an award of attorneys’ fees and costs. The amended complaint also seeks an order directing CNET Networks to undertake certain corporate governance procedures.

United States Attorney and SEC Inquiries

On June 26, 2006, CNET Networks received a grand jury document subpoena from the United States Attorney for the Northern District of California requesting records pertaining to the granting of stock options. In addition, in May 2006 CNET Networks received notice that the Securities and Exchange Commission (SEC) was conducting an informal inquiry into the Company’s stock option grants. CNET Networks is cooperating, and will continue to cooperate fully with the United States Attorney for the Northern District of California and the SEC. CNET Networks cannot predict the outcome of these investigations.

There are no other legal proceedings to which CNET Networks is a party that are reasonably expected to be material to the Company’s business or financial condition.

(14) SEGMENTS AND GEOGRAPHIC INFORMATION

Segments

CNET Networks’ primary areas of measurement and decision-making include two principal business segments, U.S. Media and International Media. U.S. Media consists of an online media network focused on topics that people are highly interested in such as technology, entertainment, community and business. International Media includes media properties under several of the same brands as our sites in the United States, with additional brands represented in markets such as China and the Untied Kingdom and several print publications in China.

Summarized information by segment as excerpted from the internal management reports is as follows:

(in thousands)	U.S. Media	International Media	Other	Total
Year Ended December 31, 2006
Revenues	$307,629	$79,747	$—	$387,376
Operating expenses	233,188	74,758	71,033	378,979

Operating income	$74,441	$4,989	$(71,033)	$8,397

Year Ended December 31, 2005
Revenues	$271,027	$67,020	$—	$338,047
Operating expenses	208,327	64,676	35,194	308,197

Operating income	$62,700	$2,344	$(35,194)	$29,850

Year Ended December 31, 2004
Revenues	$215,097	$57,084	$—	$272,181
Operating expenses	181,078	58,733	34,396	274,207

Operating income (loss)	$34,019	$(1,649)	$(34,396)	$(2,026)

Since operating income before depreciation, amortization, impairments, stock option investigation fees and stock compensation expense is the measure of operating performance that management uses for making decisions and allocating resources, certain operating costs are not allocated across segments. These unallocated operating costs, included in “Other” in the tables above, represent all depreciation and amortization expenses, impairment charges, stock investigation fees and stock compensation expense.

For the year ended December 31, 2006, “Other” included depreciation and amortization expenses of $34.7 million, stock compensation expense of $19.8 million, impairment charges of $2.8 million and stock option investigation fees of $13.7 million. For the year ended December 31, 2005, “Other” included depreciation and amortization expenses of $27.2 million, stock compensation expense of $6.4 million and impairment charges of $1.6 million. For the year ended December 31, 2004, “Other” included depreciation and amortization expenses of $25.4 million and stock compensation expense of $9.0 million.

Assets are not allocated to segments for internal reporting purposes. Segment operating income before impairment charges depreciation, amortization, stock option investigation fees and stock compensation expense should not be considered a substitute for operating income, net income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

Geographic Information

CNET Networks has wholly-owned operations in Australia, France, Germany, Japan, Russia, Singapore, Switzerland and the United Kingdom. In addition, CNET Networks has majority-owned entities in China and South Korea, which are accounted for on a consolidated basis and have aggregate assets of approximately $16.8 million at December 31, 2006. Any losses incurred by these companies will be funded by CNET Networks.

Revenues are attributed to individual countries according to the international online property or print publication that generated the revenues. Identifiable assets are attributed to individual countries according to the legal entity that has title to the asset. International revenues accounted for 21%, 19% and 21% of net revenues during the years ended December 31, 2006, 2005 and 2004, respectively. No single foreign country accounted for more than 10% of net revenues for the year ended December 31, 2006.

The following table sets forth net revenues and long-lived assets information for geographic areas:

(in thousands)	U.S.	International	Total
2006
Net revenues	$307,050	$80,326	$387,376
Long-lived assets	208,412	32,250	240,662
2005
Net revenues	$287,969	$66,240	$354,209
Long-lived assets	202,756	22,047	224,803
2004
Net revenues	$230,972	$60,995	$291,967
Long-lived assets	200,865	10,299	211,164

Long-lived assets consist of property and equipment, intangible assets and goodwill.

(15) QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2006
Revenues	$83,650	$92,377	$93,295	$118,054
Operating income (loss) (1)(2)	(2,322)	4,827	(2,830)	8,722
Income (loss) before income taxes(3) (4)	(1,189)	5,365	(1,910)	5,941
Net income (loss) (5)	(1,302)	5,160	(2,330)	5,308
Basic net income (loss) per share	$(0.01)	$0.03	$(0.02)	$0.04
Diluted net income (loss) per share	$(0.01)	$0.03	$(0.02)	$0.03

2005
Revenues	$71,405	$80,693	$82,263	$103,686
Operating income (loss) (1)(2)	(1,077)	4,682	3,288	22,957
Income (loss) before income taxes(3) (4)	(987)	3,974	1,160	24,455
Net income (loss) (5)	(814)	5,331	(5,675)	20,741
Basic net income (loss) per share	$(0.01)	$0.04	$(0.04)	$0.14
Diluted net income (loss) per share	$(0.01)	$0.04	$(0.04)	$0.13

(1)	In the third quarter of 2006, an impairment charge of $1.4 million was recorded associated with the decision to exit the United States events business. In the fourth quarter of 2006, an impairment charge of $1.4 million was recorded related to the decision to cease operations in South Korea. Impairment charges of $1.6 million related to an asset held for sale was recorded in the third quarter of 2005.
(2)	Quarterly charges for stock compensation were as follows:

	Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31
2006	$4,756	$4,633	$5,004	$5,358

2005	$936	$2,301	$2,161	$946

(3)	Realized losses on the impairment of investments of $0.2 million and $1.9 million were recorded in the second and third quarters of 2005, respectively.
(4)	CNET Networks recognized a gain from the sale of private investments of $0.5 and $0.6 million in the first quarter of 2006 and 2005, respectively. A realized gain of $1.3 million was also realized in the fourth quarter of 2005 from the sale of private investments.
(5)	In the first quarter of 2006, CNET Networks recorded a loss of less than $0.1 million related to discontinued operations associated with the sale of the Computer Shopper business. In the first and second quarters of 2005, CNET Networks recorded income of $0.2 million and $0.4 million, respectively related to discontinued operations. In the third and fourth quarters of 2005, CNET Networks recorded a loss of $6.7 million and $2.9 million, respectively, related to discontinued operations.

SCHEDULE II

CNET NETWORKS, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
2006
Allowance for doubtful accounts	$7,448	$2,475	$3,005	$6,918

2005
Allowance for doubtful accounts	$10,549	$1,769	$4,870	$7,448

2004
Allowance for doubtful accounts	$11,914	$3,513	$4,878	$10,549

(1)	Amounts written off

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of CNET Networks’ management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Securities and Exchange Commission rules). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. Therefore, even those internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of the Company’s external financial statements, including estimates and judgments, in accordance with accounting principles generally accepted in the United States of America.

The Company’s management under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their reports appearing on pages 36 and 37.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Subsequent to the filing of our Current Report on Form 8-K on January 29, 2007 that included our press release in which we furnished our unaudited financial results for the fourth quarter and year ended December 31, 2006, information became available to the Company concerning changes in certain revenue and expense estimates that, consistent with our policy of accounting for subsequent events, resulted in differences between the financial statements contained in this Annual Report on Form 10-K from the information furnished in the January 29, 2007 press release. The adjustments had the effect of reducing revenues by approximately $0.3 million and increasing operating expenses by $0.7 million. As a result of these adjustments, net income was reduced by $1.0 million, and diluted earnings per share were reduced by $0.01 per share.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference from the Proxy Statement for CNET Networks’ 2007 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, under the caption “Information regarding Executive Officers and Directors Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

Incorporated by reference from the Proxy Statement for CNET Networks’ 2007 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, under the caption “Executive Compensation,” but specifically excluding the information under the caption “— Compensation Committee’s Report on Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the Proxy Statement for CNET Networks’ 2007 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, under the caption “Stock Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions

Incorporated by reference from the Proxy Statement for CNET Networks’ 2007 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

Incorporated by reference from the Proxy Statement for CNET Networks’ 2007 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, under the caption “Principal Accounting Fees and Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)	Financial Statements. The following consolidated financial statements are filed as a part of this report under Item 8 — “Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Cash Flow for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. The following financial statement schedule is filed as part of this report:

Schedule II Valuation and Qualifying Accounts

Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of July 14, 2004, by and among CNET Networks, Inc., a Delaware Corporation, Cheese Acquisition Sub, Inc., a California corporation, Twofold Photos, Inc., a California corporation and Nicholas Wilder as Shareholder Representative (Incorporated by reference from Exhibit 2.1 to CNET Networks’ Current Report on Form 8-K, filed on July 21, 2004)

3.1	Restated Certificate of Incorporation of CNET Networks (Incorporated by reference from Exhibit 3.(i) to CNET Networks’ Current Report on Form 8-K, filed on January 19, 2005)

3.2	Amended and Restated Bylaws of CNET Networks (Incorporated by reference from Exhibit 3.1 to CNET Networks’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed on May 3, 2004)

4.1	Specimen of Common Stock Certificate (Incorporated by reference from a previously filed exhibit to CNET Networks’ Registration Statement on Form SB-2 (registration no. 333-4752-LA), filed on May 13, 1996)

10.1+	Employment Agreement, effective as of December 20, 2006, by and between Neil Ashe and CNET Networks, Inc. (Incorporated by reference from Exhibit 10.1 to CNET Networks’ Current Report on Form 8-K, filed on December 26, 2006)

10.2+	Employment Agreement, effective as of December 20, 2006, by and between George Mazzotta and CNET Networks, Inc. (Incorporated by reference from Exhibit 10.2 to CNET Networks’ Current Report on Form 8-K, filed on December 26, 2006)

10.3+	General Release and Separation Agreement, executed December 21, 2006, between Barry Briggs and CNET Networks, Inc. (Incorporated by reference from Exhibit 10.3 to CNET Networks’ Current Report on Form 8-K, filed on December 26, 2006)

10.4+	1997 CNET Networks, Inc. Stock Option Plan (Incorporated by reference from Exhibit A to CNET Networks’ definitive Proxy Statement on Schedule 14A, filed on April 28, 1997)

10.5+	2000 CNET Networks, Inc. Stock Incentive Plan (Incorporated by reference from Exhibit 4.2 to CNET Networks’ Registration Statement on Form S-8 (File No. 333-58724), filed on April 11, 2001)

10.6+	2001 CNET Networks, Inc. Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to CNET Networks’ Registration Statement on Form S-8 (File No. 333-85374), filed on April 2, 2002)

10.7+	Amended and Restated 2004 CNET Networks, Inc. Stock Incentive Plan (Incorporated by reference from Appendix B of CNET Networks’ 2006 definitive Proxy Statement on Schedule 14A, filed on May 11, 2006)

10.8+	The Twofold Photos, Inc. 2003 Stock Incentive Plan (Incorporated by reference from Exhibit 4.1 to CNET Networks’ Registration Statement on Form S-8 (File No. 333-127785), filed on August 23, 2005).

10.9+	CNET Networks, Inc. Amended and Restated 1996 Employee Stock Purchase Plan (Incorporated by reference from Appendix A of CNET Networks’ 2003 definitive Proxy Statement on Schedule 14A, filed on April 10, 2003)

10.10+	Form of Indemnification Agreement with certain of the Registrant’s Officers and Directors (Incorporated by reference from Exhibit 10.1 to CNET Networks’ Annual Report on Form 10-K for the year ended December 31, 2003, filed on February 27, 2004)

10.11+	Form of Stock Option Agreement with the Registrant’s named executive officers (Incorporated by reference from Exhibit 10.2 to CNET Networks’ Annual Report on Form 10-K for the year ended December 31, 2003, filed on February 27, 2004)

10.12+*	CNET Networks 2007 Incentive Plan

10.13+	CNET Networks, Inc. Outside Director Compensation Plan (Incorporated by reference from Exhibit 10.7 to CNET Networks’ Current Report on Form 8-K, filed on December 26, 2006)

10.14+	CNET Networks, Inc. Stock Option Agreement (Non-Employee Directors) (Incorporated by reference from Exhibit 10.11 to CNET Network’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006)

10.15+	Amendment of Stock Option Agreement, effective as of December 20, 2006, between Shelby Bonnie and CNET Networks, Inc. (Incorporated by reference from Exhibit 10.4 to CNET Networks’ Current Report on Form 8-K, filed on December 26, 2006)

10.16+	Form of Amendment of Stock Option Agreement between CNET Networks, Inc. and Executive Officers (Incorporated by reference from Exhibit 10.5 to CNET Networks’ Current Report on Form 8-K, filed on December 26, 2006)

10.17+	Form of Amendment of Stock Option Agreement and Stock Option Repayment Agreement between CNET Networks, Inc. and Non-Executive Directors (Incorporated by reference from Exhibit 10.6 to CNET Networks’ Current Report on Form 8-K, filed on December 26, 2006)

10.18	Credit Agreement dated as of September 12, 2006 between CNET Networks, Inc. and Bank of America, N.A. (Incorporated by reference from Exhibit 10.1 to CNET Networks’ Current Report on Form 8-K, filed on September 18, 2006)

10.19	Lease of Ziff Davis Inc.’s headquarters at 28 East 28th Street, New York, New York (Incorporated by reference from Exhibit 10.12 to Amendment No. 1 to Ziff Davis Inc.’s Registration Statement on Form S-1 (File No. 333-46493), filed on April 1, 1998)

10.20	Agreement and Consent to Assignment, dated as of April 4, 2000, by and among 63 Madison Associates, L.P., ZD Inc. and Ziff Davis Publishing Inc. (Incorporated by reference from Exhibit 10.25 to Ziff Davis, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on April 13, 2000)

10.21	Assignment and Assumption of Lease, dated as of April 5, 2000, between ZD Inc. and Ziff Davis Publishing Inc. (Incorporated by reference from Exhibit 10.26 to Ziff Davis, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on April 13, 2000)

10.22	Office Lease by and between 235 Second Street LLC and the Company (Incorporated by reference from a previously filed exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.23	Third Amendment of Office Lease (Incorporated by reference from a previously filed exhibit to the Company’s current Report on Form 8-K filed September 9, 2002).

14.1	Code of Ethics (Incorporated by reference from Exhibit 14.1 to CNET Networks’ Annual Report on Form 10-K for the year ended December 31, 2003, filed on February 27, 2004)

21.1*	List of Subsidiary Corporations

23.1*	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page hereto)

31.1*	Certificate of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Principal Executive Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Certificate of Principal Financial Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNET Networks, Inc.

By:	/s/ NEIL M. ASHE
Neil M. Ashe
Chief Executive Officer and Director

Date:	February 28, 2007

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neil M. Ashe and George E. Mazzotta, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ NEIL M. ASHE
Neil M. Ashe
Chief Executive Officer and Director

Date:	February 28, 2007

By:	/s/ GEORGE E. MAZZOTTA
George E. Mazzotta
Chief Financial Officer
(Principal Financial Officer)

Date:	February 28, 2007

By:	/s/ DAVID C. BERNSTEIN
David C. Bernstein
Senior Vice President, Finance
(Principal Accounting Officer)

Date:	February 28, 2007

By:	/s/ SHELBY W. BONNIE
Shelby W. Bonnie
Director

Date:	February 28, 2007

By:	/s/ JOHN C. “BUD” COLLIGAN
John C. “Bud” Colligan
Director

Date:	February 28, 2007

By:	/s/ PETER L. S. CURRIE
Peter L. S. Currie
Director

Date:	February 28, 2007

By:	/s/ JARL MOHN
Jarl Mohn
Director

Date:	February 28, 2007

By:	/s/ BETSEY NELSON
Betsey Nelson
Director

Date:	February 28, 2007

By:	/s/ ERIC ROBISON
Eric Robison
Director

Date:	February 28, 2007