Form 10-Q
period 2007-03-31
CNET NETWORKS INC
filed 2007-05-03
CIK 1015577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

As of April 30, 2007 there were 151,216,779 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.

CNET NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31, 2007
	2007	2006
Revenues	$92,097	$83,650

Operating expenses:
Cost of revenues (1)	43,482	41,419
Sales and marketing (1)	25,926	22,963
General and administrative (1)	16,080	14,029
Stock option investigation and related matters	4,429	—
Depreciation	7,489	4,822
Amortization of intangible assets	3,220	2,739

Total operating expenses	100,626	85,972

Operating loss	(8,529)	(2,322)

Non-operating income (expense):
Realized gains on investments	—	500
Interest income	638	1,152
Interest expense	(1,346)	(659)
Other, net	301	140

Total non-operating income (expense)	(407)	1,133

Loss from continuing operations before income taxes	(8,936)	(1,189)
Income tax expense	182	76

Loss from continuing operations	(9,118)	(1,265)
Loss from discontinued operations	—	(37)

Net loss	$(9,118)	$(1,302)

Basic and diluted net loss per share	$(0.06)	$(0.01)

Shares used in calculating basic and diluted net loss per share	150,386	148,733

(1) Includes stock compensation expense, which was allocated as follows:

Cost of revenues	$1,765	$1,964
Sales and marketing	843	896
General and administrative	2,555	1,896

	$5,163	$4,756

See accompanying Notes to Condensed Consolidated Financial Statements.

CNET NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)

	March 31, 2007	December 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$45,282	$31,327
Investments in marketable debt securities	24,881	30,372
Accounts receivable, net of allowance for doubtful accounts of $6,995 and $6,918 at March 31, 2007 and December 31, 2006, respectively	76,190	89,265
Other current assets	12,740	10,512

Total current assets	159,093	161,476

Investments in marketable debt securities	2,500	13,915
Restricted cash	2,216	2,200
Property and equipment, net	75,719	72,625
Other assets	15,685	15,554
Intangible assets, net	35,981	34,978
Goodwill	140,888	133,059

Total assets	$432,082	$433,807

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,831	$10,055
Accrued liabilities	51,989	80,335
Revolving credit facility	60,000	60,000
Current portion of long-term debt	11,521	13,850

Total current liabilities	131,341	164,240

Non-current liabilities:
Long-term debt	5,483	4,498
Other liabilities	4,325	726

Total liabilities	141,149	169,464
Commitments and contingencies
Stockholders' equity:
Common stock; $0.0001 par value; 400,000 shares authorized; 152,546 and 151,315 outstanding at
March 31, 2007 and December 31, 2006, respectively	15	15
Additional paid-in-capital	2,892,237	2,857,238
Accumulated other comprehensive loss	(10,909)	(11,357)
Treasury stock, at cost; 1,510 shares at
March 31, 2007 and December 31, 2006	(30,453)	(30,453)
Cumulative effect on retained earnings due to change in accounting principle	261	—
Accumulated deficit	(2,560,218)	(2,551,100)

Total stockholders' equity	290,933	264,343

Total liabilities and stockholders' equity	$432,082	$433,807

See accompanying Notes to Condensed Consolidated Financial Statements.

CNET NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(9,118)	$(1,302)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,709	7,561
Noncash stock compensation expense	5,163	4,756
Asset disposals	—	52
Noncash interest expense	(59)	(126)
Provision for doubtful accounts	363	837
Gain on sale of business, net	—	(778)
Gains on sales of marketable securities and privately held investments	—	(500)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	13,611	19,727
Other assets	(2,992)	3,211
Accounts payable	(2,573)	(217)
Accrued liabilities	(3,298)	(4,010)
Other long-term liabilities	(770)	(33)

Net cash provided by operating activities	11,036	29,178

Cash flows from investing activities:
Purchase of marketable debt securities	(6,372)	(18,043)
Proceeds from sales of marketable debt securities	24,161	10,070
Proceeds from sales of investments in privately held companies	—	2,562
Investments in privately held companies	—	(31)
Purchases of other intangible assets	(181)	—
Cash paid for acquisitions, net of cash acquired	(14,108)	(840)
Sale of leasehold improvements	2,349	—
Purchases of property and equipment	(9,540)	(8,711)

Net cash used in investing activities	(3,691)	(14,993)

Cash flows from financing activities:
Net proceeds from issuance of stock	6,454	4,293

Net cash provided by financing activities	6,454	4,293

Net increase in cash and cash equivalents	13,799	18,478
Effect of exchange rate changes on cash and cash equivalents	156	(215)
Cash and cash equivalents at the beginning of the period	31,327	55,895

Cash and cash equivalents at the end of the period	$45,282	$74,158

Supplemental disclosure of cash flow information:
Interest paid	$1,369	$318
Taxes paid	$260	$489
Issuance of note payable for acquisition	$896	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

CNET NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(1) BASIS OF FINANCIAL STATEMENTS

BUSINESS AND BASIS OF PRESENTATION

CNET Networks, Inc. (CNET Networks or the Company) is an interactive media company that builds brands for people and the things they are passionate about, such as gaming, music, entertainment, technology, business, food and parenting. The Company's leading brands include CNET, GameSpot, TV.com, MP3.com, ZDNet, TechRepublic, CHOW and UrbanBaby. CNET Networks has a strong presence in the United States, Asia and Europe. CNET Networks was incorporated in the state of Delaware in December 1992.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in CNET Networks’ Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission, which contains additional financial and operating information and information concerning the significant accounting policies followed by CNET Networks.

The condensed consolidated results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other future period.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in CNET Networks’ significant accounting policies during the three months ended March 31, 2007 as compared to what was previously disclosed in CNET Networks’ Annual Report on 10-K for the year ended December 31, 2006.

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

Revenues from one customer, Google, Inc., approximated 12% and 10% of total revenues for the three months ended March 31, 2007 and 2006, respectively.

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

CNET Networks files federal income tax returns in the U.S., and also files returns in various state and foreign jurisdictions. CNET Networks is no longer subject to U.S. state, or non-U.S. income tax examinations by tax authorities for years before 2001. Certain U.S. Federal returns for years 1995 and following are not closed by relevant statutes of limitation due to unused net operating losses reported on those returns.

CNET Networks adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $261,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance as of December 31, 2006	$261
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	23,645
Reductions for tax positions of prior years	(261)

Balance as of March 31, 2007	$23,645

Included in the balance at March 31, 2007 is $23.6 million of tax positions for which the ultimate impact resulted in an adjustment to net operating loss carryforwards. The Company currently maintains a full valuation allowance against the deferred tax assets arising from these net operating losses. Accordingly, the recognition of these unrecognized tax benefits would not affect the annual effective tax rate.

CNET Networks recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses. During the quarter ended March 31, 2007, CNET Networks recognized and accrued approximately $110,000 of penalties. There were no penalties recognized and accrued during the quarter ended March 31, 2006.

(2) ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

For the three months ended March 31, 2007, purchase consideration for all acquisitions was as follows:

(in thousands)
Cash	$10,248
Deferred consideration	876
Direct acquisition costs	267

Net assets acquired	$11,391

During the three months ended March 31, 2007, CNET Networks acquired Gamekult in France and acquired the assets of ea3w.com and Stor-Age in China. Gamekult is a video game content site, while ea3w.com is a home consumer electronics buying guide, and Stor-Age is an online media site focused on providing information on storage technology. These acquisitions serve to broaden CNET Networks’ content coverage and expand its opportunity to reach new categories of advertisers. Under the terms of the agreements, CNET Networks paid an aggregate purchase price, totaling $11.4 million for these acquisitions, consisting of $10.2 million paid in cash, $0.3 million in direct acquisition costs and a $0.9 million note payable due in July 2008 bearing interest of 4.0% annually.

The purchase consideration of the acquisitions during the three months ended March 31, 2007 has been allocated to the estimated fair values of the assets acquired and liabilities assumed for these acquisitions at the dates of the acquisitions as follows:

(in thousands)	Total	Weighted Average Life
Cash acquired	$202
Tangible assets acquired	1,104
Amortizable intangible assets:		4 years
Trade names	1,733	5 years
Existing relationships	689	4 years
Content	1,455	2 years
Noncompete agreements	82	2 years
Goodwill	7,733

Total assets acquired	12,998
Liabilities assumed	(1,607)

Net assets acquired	$11,391

Discontinued Operations

On February 2, 2006, CNET Networks sold its Computer Shopper magazine business. The Computer Shopper magazine business was part of the U.S. Media segment. In accordance with the provisions of SFAS 144, CNET Networks has accounted for this disposal as a discontinued operation. CNET Networks recorded a gain of $0.8 million associated with the sale, which is also included in discontinued operations.

(3) GOODWILL AND INTANGIBLE ASSETS

Acquired Intangible Assets

The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

(in thousands)	March 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount

Amortized intangible assets:
Tradename and trademarks	$44,112	$(28,215)	$15,897	$15,230
Existing relationships	17,532	(5,980)	11,552	11,506
Developed technology	8,015	(5,251)	2,764	3,427
Content	7,590	(3,364)	4,226	3,398
Other	3,795	(2,253)	1,542	1,417

Total	$81,044	$(45,063)	$35,981	$34,978

Intangible assets that are subject to amortization are amortized on a straight-line basis and have original estimated useful lives as follows: tradenames and trademarks, two to fifteen years; existing relationships, three to seven years; developed technology, two to three years; content, one to five years; and other, one to five years. Useful lives are reviewed regularly to ensure that a change in circumstances has not occurred that would result in a change in useful life. Estimated future amortization expense related to other intangible assets at March 31, 2007 was as follows:

(in thousands)
Remainder of 2007	$8,970
2008	9,140
2009	6,908
2010	6,127
2011	3,675
Thereafter	1,161

$35,981

Goodwill

The following table sets forth the changes in goodwill by reporting unit for the three months ended March 31, 2007:

(in thousands)	U.S. Media	Channel Services	Asia	Europe	Total
Balances as of December 31, 2006	$97,047	$5,626	$25,985	$4,401	$133,059
Additions	—	—	—	7,733	7,733
Foreign translation adjustments	—	—	4	92	96

Balances as of March 31, 2007	$97,047	$5,626	$25,989	$12,226	$140,888

The U.S. Media and Channel Services reporting units operate in the U.S. Media segment. The Asia and Europe reporting units operate in CNET Networks’ International segment.

(4) STOCK BASED COMPENSATION

EMPLOYEE STOCK OPTION PLANS

Stock Option Program Description

As of March 31, 2007, CNET Networks had the following stock option incentive plans:

	Number of Shares Authorized	Number of Shares Outstanding	Number of Shares Available for Grant
(in thousands)
Plan Name
Stockholder-approved Plans	41,000	12,475	8,882
Plans not approved by stockholders	8,827	3,398	1,387
Assumed Plans	Not Applicable	1,065	—

Total		16,938	10,269

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

General Option Information

The following table summarizes stock option activity for the three months ended March 31, 2007:

(in thousands, except per share data)	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options
Outstanding at December 31, 2006	20,217	$9.76	6.97

Granted	396	8.87
Exercised	(1,231)	5.24
Forfeited or expired	(2,444)	13.15

Outstanding at March 31, 2007	16,938	$9.79	7.05

Intrinsic value is calculated as the difference between the market value of stock on a given date and the exercise price of the shares. The aggregate intrinsic value of $17.1 million and $92.7 million as of March 31, 2007 and 2006, respectively, is based on CNET Networks’ closing stock price of $8.71 and $14.21 on those dates, respectively, and represents the total pretax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of that date.

Valuation Information under SFAS 123(R)

The weighted-average estimated grant date fair value of employee stock options granted during the three months ended March 31, 2007 and 2006 was $4.51 and $6.55 per share, respectively. The fair value of stock options granted under stock-based compensation plans was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants during the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Stock options:
Dividend yield	0%	0%
Expected volatility	50.2-59.3%	56.9%-61.8%
Risk-free interest rate	4.7-4.9%	4.4%-4.8%
Expected term (in years)	3.7-4.6	3.7-4.6

Employee Stock Purchase Plan:
Dividend yield	0%	0%
Expected volatility	40.4%	34.0%
Risk-free interest rate	5.0%	4.0%
Expected term (in years)	0.39	0.25

CNET Networks’ computation of expected volatility is based on a combination of historical and implied stock price volatility. The risk-free interest rate assumption is based upon U.S. Treasury bond rates appropriate for the term of CNET Networks’ employee stock options. The dividend yield assumption is based on CNET Networks’ history and current expectation of no dividend payouts.

The expected option term is estimated by analyzing the historical term period from grant to exercise and also considering the expected term for those options that are still outstanding.

As of March 31, 2007, there was $32.4 million of unrecognized compensation cost adjusted for estimated forfeitures related to non-vested stock-based payment awards granted under option plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Modifications of Stock Options

Under the terms of the CNET Networks’ option plans, terminated employees who have vested and exercisable stock options have 90 days after the date of termination to exercise the options. The Form S-8 registration statements for shares of common stock issuable under the option plans were not available from August 2006 through January 2007 due to delays in the filing of financial information with the SEC as a result of the stock option investigation and the restatement of the 2005 financial statements. Therefore, terminated employees were precluded from exercising options until January 2007 when CNET Networks was again in compliance with applicable federal securities laws. In 2006, the Compensation Committee of the Board of Directors approved a modification for these individuals by extending the normal 90-day exercise period after termination date to 30 days after the date that CNET Networks became compliant with SEC filings and the registration of the option shares was once again effective, which 30-day period commenced on January 29, 2007. The liability associated with this modification of approximately $24.0 million was relieved during the first quarter of 2007 either through the exercise of those options or expiration of the remaining unexercised stock options.

EMPLOYEE STOCK PURCHASE PLAN

In July 1996, CNET Networks adopted an Employee Stock Purchase Plan (ESPP) that covers substantially all domestic employees, whereby participants may elect to purchase CNET Networks' stock. The purchase price varies each quarter and is 85% of the lower of the closing price at the beginning of the quarter and the closing price at the end of the quarter for the first and third quarters of the year or the lower of the closing price at the beginning of the prior quarter and the closing price at the end of the current quarter for the second and fourth quarters of the year. Employee contributions consist of a percentage of their compensation. The maximum percentage of compensation that an employee may contribute to purchase CNET Networks stock is 15% subject to a limitation of $25,000 (of total value) in a calendar year. There were not purchases under the ESPP for the three months ended March 31, 2007. The number of shares available for purchase under the ESPP at March 31, 2007 was 4,986,336.

(5) NET LOSS PER SHARE

The following table sets forth the computation of net loss per share:

(in thousands, except per share data)	Three Months Ended March 31,
	2007	2006
Loss from continuing operations	$(9,118)	$(1,265)

Weighted average shares—basic and diluted	150,386	148,733

Basic and diluted loss per common share	$(0.06)	$(0.01)

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

The following table summarizes potential common shares outstanding excluded from the calculation of diluted net loss per share for the three months ended March 31, 2007 and 2006, because their effect is anti-dilutive:

(in thousands, except per share data)	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Weighted Average Shares	Weighted Average Exercise Price	Weighted Average Shares	Weighted Average Exercise Price
Shares issuable under stock options	16,938	$9.79	18,073	$10.16
Shares issuable pursuant to 0.75% Convertible Senior Notes	NA	NA	8,333	$15.00

(6) COMPREHENSIVE LOSS

The components of other comprehensive loss for the three months ended March 31, 2007 and 2006 are as follows:

(in thousands)	Three Months Ended March 31,
	2007	2006
Net loss	$(9,118)	$(1,302)
Other comprehensive loss:
Unrealized holding gains arising during the period, net of tax	47	36
Unrealized holding losses arising during the period, net of tax	(15)	(53)
Foreign currency translation loss	(416)	(135)

Comprehensive loss	$(9,502)	$(1,454)

(7) SEGMENTS

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

Summarized information by segment as excerpted from the internal management reports is as follows:

(in thousands)	U.S. Media	Inter- national Media	Other	Total
Three Months Ended
March 31, 2007
Revenues	$74,238	$17,859	$—	$92,097
Operating expenses	59,981	20,344	20,301	100,626

Operating income (loss)	$14,257	$(2,485)	$(20,301)	$(8,529)

Three Months Ended
March 31, 2006
Revenues	$67,763	$15,887	$—	$83,650
Operating expenses	56,519	17,137	12,316	85,972

Operating income (loss)	$11,244	$(1,250)	$(12,316)	$(2,322)

Since operating income (loss) before depreciation, amortization and stock compensation expense is the measure of operating performance that management uses for making decisions and allocating resources, certain operating costs are not allocated across segments. These unallocated operating costs, included in "Other" in the table above, represent all depreciation and amortization expenses, as well as stock compensation expense.

For the three months ended March 31, 2007, "Other" includes depreciation and amortization expenses of $10.7 million, stock compensation expense of $5.2 million and stock option investigation and related matters of $4.4 million. For the three months ended March 31, 2006, "Other" includes $7.6 million of depreciation and amortization expense and $4.8 million of stock compensation expense.

Assets are not allocated to segments for internal reporting purposes. Segment operating income (loss) before depreciation, amortization and stock compensation expense should not be considered a substitute for operating income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

(8) COMMITMENTS AND CONTINGENCIES

Class Action Suits

Two shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York on August 16, 2001 and September 26, 2001, against Ziff-Davis, Eric Hippeau and Timothy O’Brien, and investment banks that were the underwriters of the initial public offering of ZDNet series of Ziff-Davis stock (the ZDNet Offering). One of the complaints also names CNET Networks as a defendant, as successor in liability to Ziff-Davis. The complaints are similar and allege violations of the Securities Act of 1933, and one of the complaints also alleges violations of the Securities Exchange Act of 1934. The complaints allege the receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the ZDNet Offering and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the ZDNet Offering was false and misleading and in violation of the securities laws because it did not disclose the arrangements. A Consolidated Amended Complaint, which is now the operative complaint, was filed in the Southern District of New York on April 19, 2002. For more details on this matter, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Second Circuit denied Plaintiffs' petition for rehearing of the Court's reversal of the district court's order granting class certification. The Second Circuit noted, however, that Plaintiffs could ask the district court to certify a more narrow class than the one that was rejected.

Shareholder Derivative Suits

On June 19, 2006, a purported shareholder derivative complaint was filed in the United States District Court for the Northern District of California by a party identifying itself as a shareholder of CNET Networks purporting to act on behalf of CNET Networks against the directors of CNET Networks and certain present and former officers of CNET Networks. CNET Networks is also named as a “nominal defendant.” The suit, captioned Melzer v. Bonnie, et al., alleged violations of federal securities law, California securities law, as well as breach of fiduciary duty, unjust enrichment, and insider trading arising from stock options granted between 1997 and 2003. On July 13, 2006, another purported shareholder derivative complaint, captioned Finn v. Bonnie et al., was filed in the same court containing identical allegations. These purported shareholder derivative actions pending before the United States District Court for the Northern District of California were consolidated on August 31, 2006 and the plaintiffs in those cases have subsequently filed a consolidated complaint on September 28, 2006. That consolidated complaint was amended on November 9, 2006. The complaint seeks monetary damages, disgorgement, an accounting and constructive trust, rescission of stock options and other relief against the defendants on behalf of CNET Networks. The amended complaint also seeks an order directing CNET Networks to undertake certain corporate governance procedures. The complaint does not seek monetary damages from, or the imposition of equitable remedies on, CNET Networks.

On April 11, 2007, the District Court granted our motion to dismiss for failure to present a litigation demand, but granted leave for plaintiffs to further amend their complaint in a separate order on April 30, 2007.

Except as disclosed above, there have been no material developments in the legal proceedings disclosed in CNET Networks’ Annual Report on Form 10-K for the year ended December 31, 2006. The Company’s accounting policy is to accrue a liability for those matters when both probable loss has occurred and the amount of loss is reasonably estimable.

(9) SUBSEQUENT EVENT

Tender Offer to Amend Exercise Prices

On March 7, 2007, CNET Networks filed a Tender Offer Statement on Schedule TO with the U.S. Securities and Exchange Commission and commenced an offer (the “Offer”) to amend certain options that had been granted to employees with exercise prices per share that were less than the fair market value per share used for financial accounting purposes which options are referred to as discount options.

Under the terms of the Offer, individuals eligible to participate in the offer must have been: (i) a U.S.-based employee on April 7, 2007, the date on which the offer expired; and (ii) holding a discount option grant that was unvested as of December 31, 2004 (“Eligible Options”). Officers and Directors of CNET Networks were not eligible to participate in the Offer.

The terms of the Offer provided that employees could elect to have Eligible Options amended to increase their exercise price per share to be equal to the fair market value used for financial reporting purposes and to receive a cash payment with respect to such amended options equal to the difference between the amended exercise price and the original exercise price of each Eligible Option, less applicable withholding taxes.

As of April 4, 2007, the date on which the offer expired, the Company had received election forms from eligible employees agreeing to amend and increase to fair value the exercise price with respect to 897,465 Eligible Options. Under the terms of the Offer, the Company will make cash payments in January 2008 totaling approximately $2.1 million to the individuals who have amended their Eligible Options. The cost associated with the amendment (the future cash payment) will be recorded in April 2007 as that is when the offer expired.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially. Further information about these forward-looking statements and risks associated with our business can be found in Part II, ITEM 1A “Risk Factors."

OVERVIEW

CNET Networks, Inc., or CNET Networks, is an interactive media company that builds brands for people and the things they are passionate about, such as technology, entertainment, business, food and parenting. The Company's leading brands include CNET, GameSpot, TV.com, MP3.com, ZDNet, TechRepublic, CHOW and UrbanBaby. Founded in 1992, CNET Networks has a strong presence in the United States, Asia and Europe.

We have determined that our business segments are U.S. Media and International Media. U.S. Media consists of an online media network focused on topics that people are highly interested in, such as technology, entertainment, community and business. International Media includes media properties under several of the same brands as our sites in the United States, with additional brands represented in markets such as China and the United Kingdom and several print publications in China. Within these business segments, we earn revenues from:

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

We had an average of 143.7 million unique users per month in the first quarter of 2007, compared to 116.8 million unique users in the first quarter of 2006, an increase of 23%. The increase in unique user growth was experienced across all of our properties, especially in the Entertainment and Business properties. These users generated over 81.2 million Web page views per day during the first quarter of 2007 compared to 98.7 million in the first quarter of 2006, an 18% decrease. The decline in page views was driven primarily by Webshots, which has experienced increasing competitive pressures. Our focus is on audience development and creating more engaging experiences for our users. With the addition of more video, audio and other emerging media formats to our properties, we expect to see page views grow at a slower rate. While increases or decreases in unique users and daily average page views are not necessarily indicative of increases or decreases in financial results, we believe that these statistics are helpful because they provide insight into the growth of the Internet as an advertising medium resulting from increased user adoption and increased user demand for CNET Networks’ properties in particular.

Operating expenses included in our operating income (loss) before depreciation, amortization, and stock compensation expense consist of cost of revenues, sales and marketing, general and administrative costs and stock option and related matters costs, which are primarily cash related expense activities. The majority of our cash related expenses are costs associated with employee compensation, benefits and facilities. Non-cash related expenses consist of depreciation, amortization of intangible assets and stock compensation expense and are included in our operating income (loss).

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

We evaluate our financial performance primarily on the following key measurements:

•	Revenues

•	Operating income

We evaluate our liquidity primarily on the following key measurements:

•	Operating income (loss) before depreciation, amortization and stock compensation expense

•	Net cash provided by (used in) operating activities

•	Free cash flow

RESULTS OF OPERATIONS

Revenues

The following table sets forth our revenues for the three months ended March 31, 2007 and 2006;

	Three Months Ended March 31,
(in thousands)	2007			2006
	Total	U.S. Media	International Media	Total	U.S. Media	International Media
Revenues:
Marketing services	$80,445	$64,165	$16,280	$71,233	$56,981	$14,252
Licensing, fees and user	11,652	10,073	1,579	12,417	10,788	1,629

	$92,097	$74,238	$17,859	$83,650	$67,769	$15,881

Increase over prior year	10%	10%	12%	17%	15%	26%

As a Percentage of Revenues:
Marketing Services	87%	86%	91%	85%	84%	90%
Licensing, fees and user	13%	14%	9%	15%	16%	10%

	100%	100%	100%	100%	100%	100%

Total Revenues. Total revenues were $92.1 million and $83.7 million for the three months ended March 31, 2007 and 2006, respectively. Total revenues increased 10% for the quarter ended March 31, 2007 as compared to the corresponding period in 2006 due to growth in our marketing services revenues.

For the three months ended March 31, 2007 as compared to prior year, revenues have increased for both the U.S. Media segment and the International Media segment. The increase in revenues for the U.S. Media segment is related to an increase in marketing services revenue. The increase in revenues for the International Media segment is from growth due to the impact of changes in exchange rates on revenues denominated in certain foreign currencies and an increase from acquisitions offset by lower publishing revenues.

For the three-month periods ended March 31, 2007 and 2006, approximately $3.9 million and $3.5 million of our revenues were derived from barter transactions, respectively. Barter transactions occur when we deliver marketing services for the marketing services of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements delivered.

Marketing Services Revenues. Marketing services revenues were $80.4 million and $71.2 million and represented 87% and 85% of total revenues for the three months ended March 31, 2007 and 2006, respectively. Marketing services revenues increased by $9.2 million, or 13%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase in marketing services revenues was driven by growth in branding advertising in the categories where we have traditionally seen demand, such as consumer electronics, games and computing, and to a lesser extent from increased advertising from new categories, such as automobiles, media and entertainment, reflecting the expansion of our content offerings and broadening user audiences. The growth in branding advertising revenue was partially offset by a decrease in transactional activity among our users, resulting in lower revenue from leads to merchants, as well as a decrease in advertising in our international print publications.

Licensing, Fees and User. Licensing, fees and user revenues were $11.7 million and $12.4 million and represented 13% and 15% of total revenues for the three-month periods ended March 31, 2007 and 2006, respectively. The $0.7 million, or 6% decrease in the three months ended March 31, 2007 reflects the discontinuance of the events business in the United States, which held its main event in the first quarter of each year.

Operating Expenses

	Three Months Ended March 31,
	2007			2006
(in thousands)	Operating Expense	Noncash expense	Cash expense	Operating Expense	Noncash expense	Cash expense
Operating expenses:
Cost of revenues	$43,482	$1,765	$41,717	$41,419	$1,964	$39,455
Sales and marketing	25,926	843	25,083	22,963	896	22,067
General and administrative	16,080	2,555	13,525	14,029	1,896	12,133
Stock option investigation and related matters	4,429	—	4,429	—	—	—
Depreciation	7,489	7,489	—	4,822	4,822	—
Amortization	3,220	3,220	—	2,739	2,739	—

Total operating expenses	$100,626	$15,872	$84,754	$85,972	$12,317	$73,655

Increase over prior year	17%		15%	19%		13%

Cost of Revenues, Sales and Marketing, General and Administrative. We refer to cost of revenues, sales and marketing, and general and administrative expenses (excluding non-cash stock compensation expense) as “cash-related expenses”. We incurred cash-related expenses in aggregate of $84.8 million and $73.7 million for the three months ended March 31, 2007 and 2006, respectively, representing approximately 92% and 88% of total revenues, respectively. The majority of our cash-related expenses were costs associated with employee compensation, benefits and facilities. Total cash-related expenses increased approximately 15% for the three months ended March 31, 2007 when compared to the prior year. The increase related primarily to higher compensation and benefit costs resulting from an approximate 13% increase in our headcount from first quarter 2006 to first quarter 2007 as we invest in longer-term growth opportunities. We expect cash-related expenses to increase as there were several executive positions open during the first quarter of 2007 which we expect to hire into in the second quarter of 2007.

For the three months ended March 31, 2007, the U.S. Media segment cash-related expenses as a percentage of revenues were relatively flat as compared to the prior year. The International Media segment cash related expenses were 114% of revenues in the three months ended March 31, 2007, compared to 108% of revenues in the three months ended March 31, 2006. The increase in cash related expenses in the International Media segment is primarily due to headcount increases and the impact of foreign exchange.

Noncash stock compensation expense included in our statement of operations was as follows:

(in thousands)	Three Months Ended March 31,
	2007	2006
Stock compensation expense included in:
Cost of revenues	$1,765	$1,964
Sales and marketing	843	896
General and administrative	2,555	1,896

Stock compensation expense	$5,163	$4,756

Stock Option Investigation and Related Matters. We incurred expenses of $4.4 million during the first quarter of 2007 related to costs incurred in connection with an internal investigation of our stock option accounting practices and related matters. These expenses represent costs for outside legal counsel and outside accounting experts that were engaged by management in performing the investigation of our stock option accounting and related restatement of our historical financial statements to correct errors found in the investigation and legal fees associated with government inquiries. We expect additional expenses to be recorded in 2007 primarily in connection with the derivative suits and government inquiries, but can not estimate how much these expenses might be. A portion of our legal expenses incurred related to the derivative suits may be subject to reimbursement under our insurance coverage. If and when we do receive reimbursements for our legal expenses incurred, we will record the reimbursement when received.

Depreciation and Amortization. Depreciation expense was $7.5 million and $4.8 million for the three months ended March 31, 2007 and 2006, respectively. The increase in depreciation expense is due to increased capital expenditure spending related to the launch of new products and to accommodate growth in users and usage.

Intangible asset amortization expense was $3.2 million and $2.7 million for the three months ended March 31, 2007 and 2006, respectively. Our amortization expense increased due to the amortization of intangible assets that were acquired in 2006.

Operating Loss

Operating loss for the three months ended March 31, 2007 was $8.5 million compared to an operating loss of $2.3 million in 2006. Although our revenues increased by $8.4 million in the first quarter of 2007 as compared to 2006, our operating income decreased due to stock option investigation expenses of $4.4 million and increased expenses driven by the investment of additional personnel in both our new and existing businesses.

Nonoperating Income and Expense

Realized Gains on Investments. We recognized gains of $0.5 million during the three months ended March 31, 2006 from sales of certain privately-held investments to third parties. There were no sales of investments during the quarter ended March 31, 2007.

Interest Income and Interest Expense. Interest income is earned on our cash and cash equivalents and investments in marketable debt securities. Interest income decreased by approximately $0.5 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due to lower cash and investment balances.

Interest expense increased in the first quarter of 2007 due to a higher interest rate on our outstanding balance on our $60.0 million line of credit as compared to the interest incurred in the first quarter of 2006 on our $125.0 million 0.75% Convertible Senior Notes that were repaid in October 2006.

Other, net. Other, net included a gain on derivative of $0.7 million, offset by a net loss on foreign exchange transactions of approximately $0.2 million and tax penalties of $0.2 million for the three months ended March 31, 2007. The gain on derivative resulted from a liability recorded in 2006 related to a modification of stock option awards for certain terminated employees which allowed an extension of the normal 90-day exercise period after termination date to 30 days after the date that CNET Networks became compliant with SEC filings and the registration of the option shares was once again effective, which 30-day period commenced on January 29, 2007. As the holders of these options were no longer employees, the liability associated with this modification was accounted for in accordance with Emerging Issues Task Force Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. On the dates of modification, the options with the extended exercise terms were initially measured at fair value and subsequent changes in fair value are reported in earnings. The gain on derivative recorded in the first quarter of 2007 represented such a change in fair value. The remaining liability was relieved upon the expiration of the affected options.

Other, net for the three months ended March 31, 2006 primarily represented net gain on foreign exchange transactions of $0.1 million.

Liquidity and Capital Resources

When evaluating our overall cash position for the purpose of assessing our liquidity, we consider our cash and cash equivalents, short-term and long-term investments in marketable debt securities and restricted cash.

(in thousands)	March 31, 2007	December 31, 2006
Cash and cash equivalents	$45,282	$31,327
Short-term marketable debt securities	24,881	30,372
Long-term marketable debt securities	2,500	13,915

Total cash, cash equivalents and investments	$72,663	$75,614

We evaluate our liquidity primarily on the following key measurements:

•	Net cash provided by operating activities

•	Operating income (loss) before depreciation, amortization and stock compensation expense

•	Free cash flow

Other key factors that impact our liquidity include:

•	Capital expenditures

•	Cash used for investments and acquisitions

•	Debt obligations or debt retirement

•	Proceeds from sales of our stock through stock option and employee stock purchase plan.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $11.0 million for the three months ended March 31, 2007 included a net loss of $9.1 million and non-cash depreciation and amortization charges totaling $10.7 million, as well as non-cash stock compensation expense of $5.2 million. Net cash provided by operating activities also included cash generated from working capital items, primarily $13.6 million from accounts receivable. Net cash provided by operating activities of $29.2 million for the three months ended March 31, 2006 included a net loss of $1.3 million, depreciation and amortization totaling $7.6 million, non-cash stock compensation expense of $4.8 million and an increase in working capital primarily from accounts receivable. We may from time-to-time require cash for working capital purposes as our business expands.

Net Cash Used in Investing Activities

Net cash used in investing activities of $3.7 million for the three months ended March 31, 2007 was primarily due to capital expenditures and cash used for acquisitions, offset by proceeds from the sale of marketable debt securities. The net cash used in investing activities for the three months ended March 31, 2006 of $15.0 million was primarily due to capital expenditures, purchases of marketable debt securities and acquisitions and investments.

Acquisitions of property and equipment. Capital expenditures for the three months ended March 31, 2007 were $9.5 million. These capital expenditures include improvements made on our new U.K. office space for the benefit of our landlord. The landlord reimbursed us $2.3 million for certain improvements to the leased facility in a transaction accounted for as a sale-leaseback. Capital expenditures for the full year 2007 are expected to be between $35.0 million and $40.0 million, an increase over the prior year due to the continued launch of new products and growth in users.

Acquisitions and Investments. Cash used for acquisitions in the first quarter of 2007, represents payment of deferred consideration totaling $3.8 million for the 2005 TV Tome acquisition and the 2006 XCar acquisition, as well as the acquisition of Gamekult in France and two asset acquisitions in China. We routinely evaluate new business opportunities and ventures, including acquisitions, in a broad range of areas and expect to fund such investments through our existing cash and marketable debt securities, cash generated from operations and available bank borrowings.

Operating income before depreciation, amortization and stock compensation expense. The following table reconciles operating income before depreciation, amortization and stock compensation expense to operating loss as calculated in accordance with GAAP (accounting principles generally accepted in the United States) for three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
(in thousands)	2007	2006
Operating loss	$(8,529)	$(2,322)
Stock compensation expense	5,163	4,756
Depreciation	7,489	4,822
Amortization	3,220	2,739

Operating income before depreciation, amortization and stock compensation expense	$7,343	$9,995

We believe that “operating income before depreciation, amortization and stock compensation expense” is useful to management and investors as a supplement to our GAAP financial measures for evaluating the ability of the business to generate cash from operations. Depreciation and amortization are noncash items and include within them amounts related to past transactions and expenditures that are not necessarily reflective of the current cash or capital requirements of the business. Stock compensation expense is a noncash item that does not reflect upon the ability of the business to generate cash from operations.

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

Excluding noncash charges consisting of depreciation, amortization and stock compensation expense, our operating income was $7.3 million and $10.0 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in operating income before depreciation, amortization and stock compensation expense in 2007 as compared to 2006 was due to an increase in revenues offset by increased investment in additional personnel for both our new and existing businesses and costs of our stock option investigation and related matters.

Operating income before depreciation, amortization and stock compensation expense is a key liquidity measurement as it can be the primary driver of the cash provided by operating activities. It is also a measure used by the financial institution with which we have a $60.0 million credit facility in determining compliance with certain financial covenants required under this borrowing. Operating income before depreciation, amortization and stock compensation expense should be considered in addition to, and not as a substitute for, other measures of financial performance prepared in accordance with GAAP.

Free cash flow. Free cash flow is defined as net cash provided by operating activities less capital expenditures. Free cash flow for the three months ended March 31, 2007 was $1.5 million (cash provided by operating activities of $11.0 million, less capital expenditures of $9.5 million, which includes the $2.3 million reimbursement from the landlord for improvements to our leased space in the United Kingdom that was accounted for as a sale-leaseback). This compares to free cash flow for the three months ended March 31, 2006 of $20.5 million (cash provided by operating activities of $29.2 million, less capital expenditures of $8.7 million). The decrease in free cash flow in the first quarter of 2007 as compared to the same period in 2006 resulted from a greater net loss primarily due to less cash from working capital items including cash resulting from changes in accounts receivable and was also due in part to costs associated with our stock option investigation and related matters.

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

Net Cash Provided by Financing Activities

Cash provided by financing activities of $6.5 million and $4.3 million for the three months ended March 31, 2007 and 2006, respectively, was due to the issuance of common stock through the exercise of stock options in both quarters and the purchase of stock through our employee stock purchase plan in the three months ended March 31, 2006.

Debt and Cash Balances

As of March 31, 2007, we had $77.0 million of outstanding indebtedness, of which $71.5 million was classified as current, which included $60.0 million outstanding on a line of credit due in October 2007. We were in compliance with all debt covenants at March 31, 2007 and expect to remain in compliance with these covenants through the term of the borrowing. As of March 31, 2007, we had long-term borrowings under notes payable totaling $5.5 million comprised of $2.7 million of Swiss mortgage notes payable, $2.2 million in notes payable related to acquisitions and a $0.6 million note payable.

As of March 31, 2007, we had cash and investments of $72.7 million. We have prepared a forecast for 2007 which is based on our current expectations regarding revenue growth and associated operating expense and capital spending levels. If our actual results should differ materially from our expectations, our liquidity may be adversely impacted. If that were to occur, we would take steps to adjust our operating costs and capital expenditures to levels necessary to support our anticipated business levels. We may also need to raise additional equity or borrow additional funds to achieve our longer-term business objectives. We cannot assure you, however, that such equity or borrowings will be available or, if available, will be at rates or prices which are acceptable to us. Our ability to raise such additional capital, however, will depend on market conditions at the time. In addition, our $60.0 million credit facility limits further borrowings which could impact our ability to fund acquisitions, support cash needed to fund our operations or to pay for capital purchases. We believe that our anticipated cash flows from operating activities coupled with existing cash and investment balances will be sufficient to fund our working capital, debt service and purchases of property, plant and equipment through March 31, 2008, including the $60.0 million outstanding on a one-year credit facility which expires in October 2007. The performance of our business is dependent on many factors and subject to risks and uncertainties as discussed under “Risk Factors that May Affect Future Operating Performance” in Part II, ITEM 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in our 2006 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

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

a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q to ensure that information we are required to disclose in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms. Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2007, our disclosure controls and procedures were effective.

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

Given the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Further, the design of a control system must reflect the fact that there are resource constraints, and that benefits of controls must be considered relative to their costs. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Class Action Suits

Two shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York on August 16, 2001 and September 26, 2001, against Ziff-Davis, Eric Hippeau and Timothy O’Brien, and investment banks that were the underwriters of the public offering of ZDNet series of Ziff-Davis stock (the ZDNet Offering). One of the complaints also names CNET Networks as a defendant, as successor in liability to Ziff-Davis. The complaints are similar and allege violations of the Securities Act of 1933, and one of the complaints also alleges violations of the Securities Exchange Act of 1934. The complaints allege the receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the ZDNet Offering and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the ZDNet Offering was false and misleading and in violation of the securities laws because it did not disclose the arrangements. A Consolidated Amended Complaint, which is now the operative complaint, was filed in the Southern District of New York on April 19, 2002. For more details on this matter, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Second Circuit denied Plaintiffs' petition for rehearing of the Court's reversal of the district court's order granting class certification. The Second Circuit noted, however, that Plaintiffs could ask the district court to certify a more narrow class than the one that was rejected.

Shareholder Derivative Suits

On June 19, 2006, a purported shareholder derivative complaint was filed in the United States District Court for the Northern District of California by a party identifying itself as a shareholder of CNET Networks purporting to act on behalf of CNET Networks against the directors of CNET Networks and certain present and former officers of CNET Networks. CNET Networks is also named as a “nominal defendant.” The suit, captioned Melzer v. Bonnie, et al., alleged violations of federal securities law, California securities law, as well as breach of fiduciary duty, unjust enrichment, and insider trading arising from stock options granted between 1997 and 2003. On July 13, 2006, another purported shareholder derivative complaint, captioned Finn v. Bonnie et al., was filed in the same court containing identical allegations. These purported shareholder derivative actions pending before the United States District Court for the Northern District of California were consolidated on August 31, 2006 and the plaintiffs in those cases have subsequently filed a consolidated complaint on September 28, 2006. That consolidated complaint was amended on November 9, 2006. The complaint seeks monetary damages, disgorgement, an accounting and constructive trust, rescission of stock options and other relief against the defendants on behalf of CNET Networks. The amended complaint also seeks an order directing us to undertake certain corporate governance procedures. The complaint does not seek monetary damages from, or the imposition of equitable remedies on, CNET Networks.

On April 11, 2007, the District Court granted our motion to dismiss for failure to present a litigation demand, but granted leave for plaintiffs to further amend their complaint in a separate order on April 30, 2007.

Except as disclosed above, there have been no material developments in the legal proceedings disclosed in CNET Networks’ Annual Report on Form 10-K for the year ended December 31, 2006.

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

The matters relating to the Special Committee’s and Management’s review of our past stock option granting practices and the restatement of our consolidated financial statements have resulted in expanded litigation and regulatory proceedings and may result in future litigation and regulatory proceedings which could harm our financial results.

On May 22, 2006, we announced that our Board of Directors had appointed a Special Committee comprised of independent directors to conduct, with the assistance of legal counsel and outside accounting experts, an internal investigation relating to past option grants, the timing of such grants and related accounting matters. The Special Committee reached a preliminary conclusion in July 2006, concluding that the actual measurement dates for certain stock options granted between 1998 and 2001 differed from the recorded measurement dates. Charges related to the change in these stock option measurement dates were determined to be material and, as a result, on January 29, 2007, we filed restated financial statements for 2005, 2004 and 2003 and the first quarter of 2006.

Our review of our past stock option granting practices has required us to incur substantial expenses for legal, accounting, tax and other professional services, has diverted our management’s attention from our business, and could in the future harm our business, financial condition, results of operations and cash flows.

Our past stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. In June 2006, we received a grand jury document subpoena from the United States Attorney for the Northern District of California requesting records pertaining to the granting of stock options. In addition, in May 2006 we received notice that the Securities and Exchange Commission (SEC) was conducting an informal inquiry into our stock option grants. We are cooperating, and will continue to cooperate fully with the United States Attorney for the Northern District of California and the SEC. We cannot predict the outcome of these investigations. In addition, as described in Part II, Item 3, “Legal Proceedings”, several derivative complaints have been filed against our directors and certain of our executive officers pertaining to allegations relating to stock option grants. We cannot guarantee that new lawsuits from third parties or regulatory proceedings from additional government agencies, including but not limited to the Internal Revenue Service, related to the investigation or our restatements will not be filed, and we cannot predict the outcome of any current or potential future litigation or regulatory proceeding against CNET Networks or our directors or officers.

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

As a result of our delayed filing of our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until November 2007. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Employees who were awarded options that were granted at a discount from fair market value and were all or partially unvested as of December 31, 2004, which we refer to as discount options, may be subject to income tax liability on the vesting date of those discount options in addition to a 20% excise tax under Internal Revenue Code Section 409A (“Section 409A”) and parallel state taxes. In March 2007, CNET Networks notified the IRS of its intent to participate in the IRS’ 409A compliance relief program. In March of 2007, the Company also elected to participate in a similar program offered by the California Franchise Tax Board. Under these programs, the Company intends to pay state and federal income taxes incurred under Section 409A on behalf of employees for whom such taxes apply as a result of their exercise of discount options during 2006. The Company intends to make a further tax reimbursement payment to such employees in order to defray the tax consequences of the Company’s payment of Section 409A taxes on the employees’ behalf. In order to assist current non-executive employees holding discount options to avoid future adverse tax consequences, we launched a tender offer in March. Under the terms of the offer, which closed in early April, employees were given the opportunity to voluntarily increase the exercise price of their option to the appropriate fair value in exchange for a cash payment equal to the amount of the increase, which will be payable in January 2008. There is no guarantee that these actions will effectively address employees’ adverse tax consequences as a result of having held discount options. Any unforeseen measures may cause the Company to incur additional cash or noncash compensation expense. Furthermore, such measures, or the failure of such measures, may require the Company to incur substantial expenses for legal, accounting, tax and other professional services and may divert our management’s attention from our business, which could in the future harm our business, financial condition, results of operations and cash flows.

Our revenues might not grow, and they might decrease.

Several factors, many of which are outside of our control, contribute to our revenue growth. Some scenarios that might impede our revenue growth in the future include:

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

We may not be able to achieve our targeted profit measures and accordingly we may fail to make expected improvements in our overall profit measures.

We have identified various profit measures as a useful way to evaluate operating performance. We may fail to achieve our profit measure targets. Some of the factors that could cause us not to achieve these targets include:

•	greater than expected expenses due to a decision to invest in new products, services or websites;

•	acquisitions of businesses that cannot immediately achieve these profit measures;

•	greater than expected compensation expenses due to competition for qualified employees;

•	a failure to achieve projected revenues growth;

•	a failure to manage the costs associated with innovation and growth; or

•	an inability to achieve or to execute on an effective sales strategy.

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

Our success depends to a large extent on the continued services of our senior management team and qualified skilled employees. We depend on our ability to identify, attract, develop, retain and motivate personnel in a competitive job environment. We currently have key executive positions open, and we cannot assure you that we will find qualified candidates in a timely manner. Our inability to attract key executives and other employees or to retain and motivate existing executives and employees may adversely affect our ability to operate our business. We do not maintain “key person” life insurance policies on any of our officers or other employees. As the overall industry for interactive content and Internet advertising grows, our employees are increasingly sought after by competitors. In order to remain competitive in the employment market, we may need to increase compensation to retain or attract qualified employees, which could have an adverse effect our financial condition or operating results. Our inability to attain shareholder approval of equity compensation plans may affect our ability to attract and retain key employees.

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

A relatively small number of advertisers contribute a significant percentage of our revenues. Our top one hundred customers in the United States contributed 57% of our revenues in the quarter ended March 31, 2007. These customers may not continue to use our services to the same extent, or at all, in the future. A significant reduction in advertising by one or more of our largest customers could have a material adverse effect on our financial condition and results of operation.

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

We intend to continue to pursue new business opportunities and ventures to expand our business, including acquisitions, investments and new product developments in a broad range of content areas and in various domestic and international markets. Our decision to pursue these activities would be accompanied by risks, including, among others:

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

Changes in our tax rate and the outcomes of routine tax audits could affect our future results.

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

We have a substantial level of debt and interest expense. At March 31, 2007 we had $77.0 million of outstanding indebtedness, of which $71.5 million was classified as a current liability, including $60.0 million outstanding on a line of credit due in October 2007. In addition, the terms of our $60.0 million credit facility limit the circumstances under which we can incur additional debt and require that we achieve minimum levels of earnings before interest, taxes, depreciation and amortization as well as minimum levels of unrestricted liquidity. The level of our indebtedness and the associated covenants, among other things, could:

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

As of March 31, 2007, we had cash and investments of $72.7 million. We have prepared a forecast for 2007 which is based on our current expectations regarding revenue growth and associated operating expense and capital spending levels. If our actual results should differ materially from our expectations, our liquidity may be adversely impacted. If that were to occur, we would take steps to adjust our operating costs and capital expenditures to levels necessary to support our incoming business. We may also need to raise additional equity or borrow additional funds to achieve our longer-term business objectives. In addition if we are unable to extend or refinance our $60.0 million credit facility before it matures in October 2007, our capital resources will be significantly impacted.

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

As of March 31, 2007, the total lease payments remaining until the end of the lease term were $145.7 million, excluding the amounts attributable to our sublease with respect to the floor we occupy. If the financial condition of any of the sublessees or Ziff Davis Media Inc. were to deteriorate and thereby result in their inability to make lease payments, we would be required to make their lease payments under the guarantee. In addition, any expiration of any sublease, the potential resulting vacancy and the inability of Ziff Davis Media Inc. to make the primary lease payments could result in us being required to make lease payments on these vacancies.

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

In the past, we have generated operating losses, as well as net losses, as was the case in the quarter ended March 31, 2007. Although we generated positive net income in 2006, our ability to generate positive net income in 2007 or subsequent periods may be negatively impacted by:

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

Effective January 1, 2006, we adopted the SFAS 123R for stock-based employee compensation. Our stock compensation expense was $5.2 million in the quarter ended March 31, 2007 and is also expected to be significant in future periods, which will have an adverse impact on our operating income and net income. Our option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the amount of our stock compensation expense. Our estimated stock compensation expenses may also be greater than expected if the fair value of our stock increases. In addition, an increase in the competitiveness of the market for qualified employees could cause us to issue more stock options or other securities than expected, which would increase our stock compensation expense.

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

We have a substantial number of shares of common stock subject to stock options. As of March 31, 2007, we had 10.3 million shares of common stock available for future grant under our stock option and employee stock purchase plans and 16.9 million issuable upon the future conversion of outstanding stock options. In addition, as of March 31, 2007, we have approximately 250 million shares of authorized but unissued shares of our common stock that are available for future sale. We cannot predict the effect, if any, that future sales of shares of our common stock, or the availability of shares of our common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of our common stock, including shares issued in connection with acquisitions or upon the exercise of stock options or warrants or the conversion of debt securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

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

CNET Networks, Inc.

(Registrant)

/s/George E. Mazzotta
George E. Mazzotta Chief Financial Officer

Dated: May 2, 2007

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