Form 10-Q
period 2007-06-30
CNET NETWORKS INC
filed 2007-08-01
CIK 1015577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

As of July 24, 2007 there were 151,650,305 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.

CNET NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:	$97,191	$92,377	$189,288	$176,027
Operating expenses:
Cost of revenues (1)	41,743	39,862	85,225	80,551
Sales and marketing (1)	27,405	24,689	53,331	47,652
General and administrative (1)	15,949	13,623	32,029	28,382
Stock option investigation and related matters	2,859	1,401	7,288	1,401
Depreciation	6,991	5,265	14,480	10,087
Amortization of intangible assets	3,209	2,710	6,429	5,449

Total operating expenses	98,156	87,550	198,782	173,522

Operating income (loss)	(965)	4,827	(9,494)	2,505
Non-operating income (expense):
Realized gains on investments	1,600	—	1,600	500
Interest income	934	1,280	1,572	2,432
Interest expense	(1,327)	(659)	(2,673)	(1,318)
Other, net	(223)	(83)	78	57

Total non-operating income (expense)	984	538	577	1,671

Income (loss) from continuing operations before income taxes	19	5,365	(8,917)	4,176
Income tax expense	95	205	277	281

Income (loss) from continuing operations	(76)	5,160	(9,194)	3,895

Loss from discontinued operations	—	—	—	(37)

Net income (loss)	$(76)	$5,160	$(9,194)	$3,858

Basic net income (loss) per share	$0.00	$0.03	$(0.06)	$0.03

Diluted net income (loss) per share	$0.00	$0.03	$(0.06)	$0.03

Shares used in calculating basic net income (loss) per share	151,333	149,549	150,858	148,857

Shares used in calculating diluted net income (loss) per share	151,333	152,775	150,858	152,927

(1) Includes stock compensation expense, which was allocated as follows:

Cost of revenues	$1,209	$1,939	$2,974	$3,873
Sales and marketing	573	876	1,416	1,773
General and administrative	2,275	1,818	4,830	3,743

See accompanying Notes to Condensed Consolidated Financial Statements.

CNET NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$59,514	$31,327
Investments in marketable debt securities	25,920	30,372
Accounts receivable, net of allowance for doubtful accounts of $6,920 and $6,918 at June 30, 2007 and December 31, 2006, respectively	71,839	89,265
Other current assets	11,970	10,512

Total current assets	169,243	161,476
Investments in marketable debt securities	—	13,915
Restricted cash	1,634	2,200
Property and equipment, net	73,985	72,625
Other assets	14,815	15,554
Intangible assets, net	33,148	34,978
Goodwill	141,252	133,059

Total assets	$434,077	$433,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,365	$10,055
Accrued liabilities	48,230	80,335
Revolving credit facility	60,000	60,000
Current portion of long-term debt	12,155	13,850

Total current liabilities	128,750	164,240
Non-current liabilities:
Long-term debt	3,587	4,498
Other liabilities	4,506	726

Total liabilities	136,843	169,464

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.0001 par value; 400,000 shares authorized; 151,598 and 151,315 issued at June 30, 2007 and December 31, 2006, respectively	15	15
Additional paid-in-capital	2,897,898	2,857,238
Accumulated other comprehensive loss	(10,193)	(11,357)
Treasury stock, at cost; 1,510 shares at June 30, 2007 and December 31, 2006	(30,453)	(30,453)
Accumulated deficit	(2,560,033)	(2,551,100)

Total stockholders’ equity	297,234	264,343

Total liabilities and stockholders’ equity	$434,077	$433,807

See accompanying Notes to Condensed Consolidated Financial Statements.

CNET NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(9,194)	$3,858
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,909	15,536
Fair value remeasurement of stock option liability instruments	(702)	—
Noncash stock compensation expense	9,220	9,389
Other noncash items, net	(107)	(253)
Provision for doubtful accounts	1,023	1,740
Gain on sale of business, net	—	(778)
Gains on sales of marketable securities and privately held investments	(1,600)	(500)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	17,376	15,806
Other assets	(1,434)	2,215
Accounts payable	(2,101)	862
Accrued liabilities	(6,252)	(3,806)
Other long-term liabilities	1,385	(19)

Net cash provided by operating activities	28,523	44,050

Cash flows from investing activities:
Purchase of marketable debt securities	(8,839)	(31,090)
Proceeds from sales of marketable debt securities	28,259	23,812
Proceeds from sales of investments in privately held companies	1,600	2,531
Release of restricted cash	604	—
Purchases of other intangible assets	(293)	—
Cash paid for acquisitions, net of cash acquired	(15,701)	(6,259)
Sale of leasehold improvements	2,349	—
Purchases of property and equipment	(18,055)	(17,431)

Net cash used in investing activities	(10,076)	(28,437)

Cash flows from financing activities:
Proceeds from issuance of stock	9,305	7,018
Principal payments on borrowings	(27)	(47)

Net cash provided by financing activities	9,278	6,971

Net increase in cash and cash equivalents	27,725	22,584
Effect of exchange rate changes on cash and cash equivalents	462	561
Cash and cash equivalents at the beginning of the period	31,327	55,895

Cash and cash equivalents at the end of the period	$59,514	$79,040

Supplemental disclosure of cash flow information:
Interest paid	$2,784	$934
Taxes paid	$1,413	$658
Supplemental disclosure of noncash investing and financing activities:
Issuance of notes payable for acquisitions	$934	$1,500
Asset retirement obligations on leased facilities	$1,320	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

CNET NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(1) BASIS OF FINANCIAL STATEMENTS

BUSINESS AND BASIS OF PRESENTATION

CNET Networks, Inc. (CNET Networks or the Company) is an interactive media company that builds brands for people and the things they are passionate about, such as gaming, music, entertainment, technology, business, food and parenting. The Company’s leading brands include CNET, GameSpot, TV.com, MP3.com, ZDNet, TechRepublic, CHOW and UrbanBaby. CNET Networks has a strong presence in the United States, Asia and Europe. CNET Networks was incorporated in the state of Delaware in December 1992.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, considered necessary for a fair statement of the financial condition, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in CNET Networks’ Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission, which contains additional financial and operating information and information concerning the significant accounting policies followed by CNET Networks.

The condensed consolidated results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other future period.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in CNET Networks’ significant accounting policies during the six months ended June 30, 2007 as compared to what was previously disclosed in CNET Networks’ Annual Report on 10-K for the year ended December 31, 2006, except as noted below in “Accounting Pronouncements Adopted in the Current Year”.

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

Revenues from one customer, Google, Inc., were 10% and 11% of total revenues for the three and six months ended June 30, 2007, respectively, and 10% for the six months ended June 30, 2006. There was no customer with revenues exceeding 10% for the three months ended June 30, 2006. As of June 30, 2007 and 2006, there were no customers that accounted for more than 10% of net accounts receivable.

ASSET RETIREMENT OBLIGATIONS

In accordance with SFAS 143, CNET Networks has recorded asset retirement obligations related to leased facilities in France, Germany and the United Kingdom. Under the terms of the lease agreements, the tenant may be required to remove any leasehold improvements made by the tenant upon vacating the premises. Activity related to asset retirement obligations for the six months ended June 30, 2007 is as follows:

(in thousands)
Asset retirement obligations at December 31, 2006	$—
Liabilities incurred during the period	1,320
Accretion expense	13
Foreign exchange	27

$1,360

STOCK OPTION INVESTIGATION AND RELATED MATTERS

In May 2006, CNET Networks Board of Directors appointed a Special Committee comprised of independent directors to conduct, with the assistance of legal counsel and outside accounting experts, an internal investigation relating to past option grants, the timing of such grants and related accounting matters. The Special Committee reached a preliminary conclusion in July 2006, concluding that the actual measurement dates for certain stock options granted between 1998 and 2001 differed from the recorded measurement dates. Charges related to the change in these stock option measurement dates were determined to be material and, as a result, CNET Networks announced that CNET Networks expected to restate its financial statements. In October 2006, the Special Committee completed its report and announced its findings. On January 29, 2007, CNET Networks filed restated financial statements for 2005, 2004 and 2003 and the first quarter of 2006. CNET Networks’ review of past stock option granting practices has required it to incur expenses for accounting, tax and other professional services including ongoing legal expenses associated with litigation (see Note 10), which are included in the related caption in the statement of operations.

RECLASSIFICATION

Certain amounts in the three and six months ended June 30, 2006 financial statements and notes thereto have been reclassified to conform to the current year financial statement classification. Specifically, expenses associated with an internal support group have been reclassified from cost of revenues to general and administrative expenses to more accurately reflect their current function within the Company. The amount reclassified for the three and six months ended June 30, 2006 was $0.7 million and $1.4 million, respectively. There was no impact on operating income or net income due to this reclassification.

ACCOUNTING PRONOUNCEMENTS ADOPTED IN THE CURRENT YEAR

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

CNET Networks adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.3 million decrease in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of accumulated deficit. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance as of December 31, 2006	$261
Additions based on tax positions related to the current year	349
Additions for tax positions of prior years	23,645
Reductions for tax positions of prior years	(261)

Balance as of June 30, 2007	$23,994

Included in the balance at June 30, 2007, is $23.6 million of tax positions for which the ultimate impact resulted in an adjustment to net operating loss carryforwards. The Company currently maintains a full valuation allowance against the deferred tax assets arising from these net operating losses. Accordingly, the recognition of these unrecognized tax benefits would not affect the annual effective tax rate.

CNET Networks recognizes interest accrued related to unrecognized tax benefits in interest expense, and penalties are recognized in other, net. During the six months ended June 30, 2007, CNET Networks recognized and accrued approximately $110,000 of penalties. There were no penalties recognized and accrued during the three months ended June 30, 2007 or during the three and six months ended June 30, 2006.

(2) ACQUISITIONS

Purchase consideration for acquisitions made during the six months ended June 30, 2007 was as follows:

(in thousands)
Cash	$10,556
Deferred consideration	934
Direct acquisition costs	320

Net assets acquired	$11,810

During the six months ended June 30, 2007, CNET Networks acquired Gamekult (Gameamp) in France and Land-is in Japan, and acquired the assets of ea3w.com and Stor-Age in China. Gamekult is a video game content site, while Land-is is an online media site which produces white papers targeted at information technology professionals. Ea3w.com is a home consumer electronics buying guide and Stor-Age is an online media site focused on providing information on storage technology. These acquisitions serve to broaden CNET Networks’ content coverage into newer categories and into other geographical locations. CNET Networks paid an aggregate purchase price totaling $11.8 million for these acquisitions, consisting of $10.6 million paid in cash, $0.3 million in direct acquisition costs and a $0.9 million note payable due in July 2008 bearing interest at the rate of 4.0%.

The purchase consideration of acquisitions completed during the six months ended June 30, 2007 has been allocated to the estimated fair values of the assets acquired and liabilities assumed for these acquisitions at the dates of the acquisitions as follows:

(in thousands)	Total	Weighted Average Life
Cash acquired	$220
Fair value of assets acquired	1,237
Amortizable intangible assets:		4
Tradenames	1,774	5
Existing relationships	689	4
Content	1,455	2
Noncompete agreements	229	2
Goodwill	7,914

Total assets acquired	13,518
Liabilities assumed	(1,708)

Net assets acquired	$11,810

(3) DISCONTINUED OPERATIONS AND OTHER INVESTMENT-RELATED ACTIVITY

Discontinued Operations

On February 2, 2006, CNET Networks sold its Computer Shopper magazine business. The Computer Shopper magazine business was part of the U.S. Media segment. In accordance with the provisions of FASB 144 (“SFAS 144”), Accounting for Impairment or Disposal of Long-Lived Assets, CNET Networks has accounted for this disposal as a discontinued operation. CNET Networks recorded a gain of $0.8 million associated with the sale, which is also included in Discontinued Operations.

Other Investment-Related Activity

A gain of $1.6 million was recognized during the three and six months ended June 30, 2007 from the repayment of a note receivable from a privately-held company that had previously been written-off as uncollectible. Also included in the three and six months ended June 30, 2007 in other, net was a foreign exchange loss of $0.3 million resulting from the release of the cumulative translation adjustment relating to the dissolution of the Company’s Korean subsidiary.

(4) GOODWILL AND INTANGIBLE ASSETS

Acquired Intangible Assets

The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

	June 30, 2007			December 31, 2006
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Tradename and trademarks	$44,279	$(29,279)	$15,000	$15,230
Existing relationships	17,544	(6,655)	10,889	11,506
Developed technology	8,016	(5,914)	2,102	3,427
Content	7,628	(4,067)	3,561	3,398
Other	3,980	(2,384)	1,596	1,417

Total intangible assets, net	$81,447	$(48,299)	$33,148	$34,978

Intangible assets that are subject to amortization are amortized on a straight-line basis and have original estimated useful lives as follows: tradenames and trademarks, two to fifteen years; existing relationships, three to seven years; developed technology, two to three years; content, one to five years; and other, one to five years. Useful lives are reviewed regularly to ensure that a change in circumstances has not occurred that would result in a change in estimated useful life. Estimated future amortization expense related to other intangible assets at June 30, 2007 was as follows:

(in thousands)
Remainder of 2007	$5,873
2008	9,280
2009	6,979
2010	6,162
2011	3,695
Thereafter	1,159

$33,148

Goodwill

The following table sets forth the changes in goodwill by reporting unit for the six months ended June 30, 2007:

(in thousands)	U.S. Media	Channel Services	Asia	Europe	Total
Balances as of December 31, 2006	$97,047	$5,626	$25,985	$4,401	$133,059
Additions	—	—	198	7,716	7,914
Foreign translation adjustments	—	—	4	275	279

Balances as of June 30, 2007	$97,047	$5,626	$26,187	$12,392	$141,252

The U.S. Media and Channel Services reporting units operate in the U.S. Media segment. The Asia and Europe reporting units operate in CNET Networks’ International segment.

(5) STOCK BASED COMPENSATION

EMPLOYEE STOCK OPTION PLANS

General Option Information

The following table summarizes stock option activity for the six months ended June 30, 2007:

Options	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
	(in thousands)
Outstanding at December 31, 2006	20,217	$9.76	6.97

Granted	396	8.87
Exercised	(1,231)	5.24
Forfeited or expired	(2,444)	13.15

Outstanding at March 31, 2007	16,938	$9.79	7.05

Granted	516	8.91
Exercised	(506)	4.98
Forfeited or expired	(1,357)	13.92

Outstanding at June 30, 2007	15,591	$9.70	7.02

Options exercisable at June 30, 2007	8,531	$9.52	5.52

Valuation Information under SFAS 123(R)

The weighted-average estimated grant date fair value of employee stock options granted during the three months ended June 30, 2007 and 2006 was $4.75 and $5.22, respectively. The weighted-average estimated grant date fair value of employee stock options granted during the six months ended June 30, 2007 and 2006 was $4.64 and $5.92 per share, respectively. The fair value of stock options granted under stock-based compensation plans was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants during the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock options:
Dividend yield	0%	0%	0%	0%
Expected volatility	50.14% - 62.14%	71.5% - 76.8%	50.14% - 62.14%	56.9% - 76.8%
Risk-free interest rate	4.51% - 5.02%	4.80% - 5.0%	4.48% - 5.02%	4.38% - 5.0%
Expected life (in years)	3.8 - 4.6	3.7 - 4.6	3.8 - 4.6	3.7 - 4.6
Employee Stock Purchase Plan:
Dividend yield	0%	0%	0%	0%
Expected volatility	44.1%	56.5% - 62.0%	44.1%	34.0% - 62.0%
Risk-free interest rate	5.14%	4.33% - 4.63%	5.14%	3.98% - 4.63%
Expected life (in years)	0.40	0.25 - 0.50	0.40	0.25 - 0.50

CNET Networks’ computation of expected volatility is based on a combination of historical and implied stock price volatility. CNET Networks uses implied volatility based on options freely traded in the open market, as CNET Networks believes implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. In determining the appropriateness of implied volatility, CNET Networks considered: the volume of market activity of freely traded options, and determined that there was sufficient market activity; the ability to reasonably match the input variables of options freely traded to those of options granted by the company, such as the date of grant and the exercise price, and determined that the input assumptions were comparable; and the length of term of freely traded options used to derive implied volatility, which is generally one to two years, and determined that the length of term was sufficient.

The risk-free interest rate assumption is based upon U.S. Treasury bond rates appropriate for the term of CNET Networks’ employee stock options. The dividend yield assumption is based on CNET Networks’ history and current expectation of no dividend payouts.

The expected option term is estimated by analyzing the historical period from grant to exercise and also considering the expected term for those options that are still outstanding.

As of June 30, 2007, there was $36.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payment awards granted under option plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Modifications of Stock Options

Under the terms of the CNET Networks’ option plans, terminated employees who have vested and exercisable stock options have 90 days after the date of termination to exercise the options. The Form S-8 registration statements for shares of common stock issuable under the option plans were not available from August 2006 through January 29, 2007 due to delays in the filing of financial information with the SEC as a result of the stock option investigation and the restatement of the 2005 financial statements. Therefore, terminated employees were precluded from exercising options until January 2007 when CNET Networks was again in compliance with applicable federal securities laws. In 2006, the Compensation Committee of the Board of Directors approved a modification for these individuals by extending the normal 90-day exercise period after termination date to 30 days after the date that CNET Networks became compliant with SEC filings and the registration of the option shares was once again effective, which 30-day period commenced on January 29, 2007.

When the rights conveyed by a stock-based compensation award are no longer dependent on the holder being an employee, the award ceases to be accounted for under SFAS 123 (R) and becomes subject to the recognition and measurement requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which resulted in a change of the classification from equity to liability classification with periodic remeasurement to fair value. Subsequent changes in fair value are reported in earnings and disclosed in the financial statements as long as the options remain classified as liabilities. When the options classified as liabilities are ultimately settled in stock, any gains or losses on those options will be included in earnings. Thus, on the dates of modification, the options with the extended exercise terms were initially measured at fair value and compensation cost of $24.1 million that would have been recognized as expense if the awards had retained their equity classification was reclassified from stockholders’ equity to liability classification. The liability associated with this modification of approximately $24.1 million was released during the first quarter of 2007 upon the exercise or expiration of the remaining unexercised stock options as well as the recognition of a $0.7 million gain upon the remeasurement of the liability during the period it was outstanding.

Tender Offer to Amend Exercise Prices

On March 7, 2007, CNET Networks filed a Tender Offer Statement on Schedule TO with the U.S. Securities and Exchange Commission and commenced an offer (the “Offer”) to amend certain options that had been granted to employees with exercise prices per share that were less than the fair market value per share used for financial accounting purposes, which options are referred to as discount options.

Under the terms of the Offer, individuals eligible to participate in the offer must have been: (i) a U.S.-based employee on April 4, 2007, the date on which the offer expired; and (ii) holding a discount option that was unvested as of December 31, 2004 (“Eligible Options”). Officers and directors of CNET Networks were not eligible to participate in the Offer.

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

As of April 4, 2007, the date on which the offer expired, the Company had received election forms from eligible employees agreeing to amend and increase to fair value the exercise price with respect to 897,465 Eligible Options. Under the terms of the Offer, the Company will make cash payments in January 2008 totaling approximately $2.1 million to the individuals who elected to amend their Eligible Options. As of June 30, 2007 the Company recognized an incremental expense to stock option investigation and related matters of $0.9 million representing the incremental fair value of the options following the modification to increase the exercise price and to settle the difference in cash. In addition, the Company recorded the remaining portion of the cash payment of $1.2 million as a charge to stockholders’ equity, as the payment represents a cash settlement of a portion of the original award that had been previously expensed.

EMPLOYEE STOCK PURCHASE PLAN

In accordance with the terms of the plan, the Employee Stock Purchase Plan (“ESPP”) was temporarily suspended during the last half of 2006 through January 2007, due to the inability of CNET Networks to file required reports with the Securities and Exchange Commission. Once CNET Networks became compliant with SEC filing requirements at the end of January 2007, the ESPP was reactivated in January 2007, with the first purchase of 55,550 shares made at June 30, 2007. The number of shares available for purchase under the ESPP at June 30, 2007 was 4,930,786.

(6) NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per share:

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income (loss) available to common stockholders	$(76)	$5,160	$(9,194)	$3,858

Weighted average shares - basic	151,333	149,549	150,858	148,857
Stock options	—	3,226	—	4,070

Weighted average shares - diluted	151,333	152,775	150,858	152,927

Basic income (loss) per common share	$0.00	$0.03	$(0.06)	$0.03

Diluted income (loss) per common share	$0.00	$0.03	$(0.06)	$0.03

Basic net income (loss) per share is computed using the weighted average number of outstanding shares of common stock and diluted net income per share is computed using the weighted average number of outstanding shares of common stock and potentially dilutive common shares during the period. Common shares that are potentially anti-dilutive are excluded from the computation of diluted net income per share.

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires that employee equity share options, nonvested shares and similar equity instruments granted by CNET Networks be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which are calculated based on the average share price during each period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that CNET Networks has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Diluted net loss per share for the three and six months ended June 30, 2007 does not include the effect of 15,848,169 and 17,341,092 common shares, respectively, related to options because their effect is anti-dilutive. Diluted net income per share for the three and six months ended June 30, 2006 does not include the effect of 10,934,252 and 7,306,806 common shares related to options because their effect is anti-dilutive. Diluted net income per share for the three and six months ended June 30, 2006 also does not include the effect of 8,333,337 common shares related to the 0.75% Convertible Senior Notes with an average conversion price of $15.00 per share.

(7) COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(76)	$5,160	$(9,194)	$3,858
Other comprehensive income:
Change in unrealized losses, net of tax	(12)	(92)	20	(109)
Foreign currency translation loss	(729)	(895)	(1,144)	(760)

Comprehensive income (loss)	$(817)	$4,173	$(10,318)	$2,989

(8) STOCKHOLDERS’ EQUITY

The following table summarizes the stockholder’s equity activity for the six months ended June 30, 2007:

(in thousands)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances as of December 31, 2006	151,315	$15	$2,857,238	$(11,357)	(1,510)	$(30,453)	$(2,551,100)	$264,343
Exercise of stock options	1,730	—	8,911	—	—	—	—	8,911
Employee stock purchase plan	56	—	387	—	—	—	—	387
Stock compensation amortization	—	—	9,220	—	—	—	—	9,220
Modification of stock options	—	—	(1,249)	—	—	—	—	(1,249)
Release of liability relating to stock option extensions	—	—	23,391	—	—	—	—	23,391
Comprehensive loss:
Net unrealized gains on investments, net of tax	—	—	—	20	—	—	—	20
Foreign currency translation adjustment	—	—	—	1,144	—	—	—	1,144
Cumulative effect from change in accounting principle	—	—	—	—	—	—	261	261
Net loss	—	—	—	—	—	—	(9,194)	(9,194)

Balances as of June 30, 2007	153,101	$15	$2,897,898	$(10,193)	(1,510)	$(30,453)	$(2,560,033)	$297,234

(9) SEGMENTS

CNET Networks’ primary areas of measurement and decision-making include two principal business segments, U.S. Media and International Media. U.S. Media consists of an online media network focused on topics that people are highly interested in such as technology, entertainment, community and business. International Media includes media properties under several of the same brands as the Company’s sites in the United States, with additional brands represented in markets such as China, France, Germany and the United Kingdom and several print publications in China.

Summarized information by segment as excerpted from the internal management reports is as follows:

(in thousands)	U.S. Media	Inter- national Media	Other	Total
Three Months Ended June 30, 2007
Revenues	$73,676	$23,515	$—	$97,191
Operating expenses	59,453	21,587	17,116	98,156

Operating income (loss)	$14,223	$1,928	$(17,116)	$(965)

Three Months Ended June 30, 2006
Revenues	$72,795	$19,582	$—	$92,377
Operating expenses	55,333	18,206	14,011	87,550

Operating income	$17,462	$1,376	$(14,011)	$4,827

Six Months Ended June 30, 2007
Revenues	$147,914	$41,374	$—	$189,288
Operating expenses	119,434	41,931	37,417	198,782

Operating income (loss)	$28,480	$(557)	$(37,417)	$(9,494)

Six Months Ended June 30, 2006
Revenues	$140,560	$35,467	$—	$176,027
Operating expenses	111,854	35,341	26,327	173,522

Operating income	$28,706	$126	$(26,327)	$2,505

Since operating income (loss) before depreciation, amortization and stock compensation expense is the measure of operating performance that management uses for making decisions and allocating resources, certain operating costs are not allocated across segments. These unallocated operating costs, included in “Other” in the table above, represent all depreciation and amortization expenses, as well as stock compensation expense and stock investigation and related matters.

For the three and six months ended June, 2007, “Other” includes depreciation and amortization expenses of $10.2 million and $20.9 million, stock compensation expense of $4.0 million and $9.2 million and stock option investigation and related matters of $2.9 million and $7.3 million, respectively. For the three and six months ended June 30, 2006, “Other” includes $8.0 million and $15.5 million of depreciation and amortization expense and $4.6 million and $9.4 million of stock compensation expense. “Other” also includes $1.4 million of stock option investigation and related matters for both the three and six months ended June 30, 2006.

Assets are not allocated to segments for internal reporting purposes. Segment operating income (loss) before depreciation, amortization and stock compensation expense should not be considered a substitute for operating income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

(10) COMMITMENTS AND CONTINGENCIES

United States Attorney and SEC Inquiries

On June 26, 2006, CNET Networks received a grand jury document subpoena from the United States Attorney for the Northern District of California requesting records pertaining to the granting of stock options. In addition in May 2006, CNET Networks received notice that the Securities and Exchange Commission (SEC) was conducting an informal inquiry into CNET Networks’ stock option grants. In May 2007, CNET Networks learned that the SEC issued a formal order of investigation and served subpoenas on certain of CNET Networks’ former officers in connection with its inquiry. CNET Networks is cooperating, and will continue to cooperate fully with the United States Attorney for the Northern District of California and the SEC. CNET Networks cannot predict the outcome of these investigations nor the impact of them on its business, financial condition or results of operations.

Class Action Suits

Two shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York on August 16, 2001 and September 26, 2001, against Ziff-Davis, Eric Hippeau and Timothy O’Brien, and investment banks that were the underwriters of the public offering of ZDNet series of Ziff-Davis stock (the ZDNet Offering). One of the complaints also names CNET Networks as a defendant, as successor in liability to Ziff-Davis. The complaints are similar and allege violations of the Securities Act of 1933, and one of the complaints also alleges violations of the Securities Exchange Act of 1934. The complaints allege the receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the ZDNet Offering and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the ZDNet Offering was false and misleading and in violation of the securities laws because it did not disclose the arrangements. A Consolidated Amended Complaint, which is now the operative complaint, was filed in the Southern District of New York on April 19, 2002. For more details on this matter, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Second Circuit denied Plaintiffs’ petition for rehearing of the Court’s reversal of the district court’s order granting class certification. The Second Circuit noted, however, that Plaintiffs could ask the district court to certify a more narrow class than the one that was rejected. Prior to the Second Circuit opinion, Plaintiffs, Ziff-Davis, CNET and other issuer defendants sued in similar cases had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement agreement could no longer be approved, because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the Court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. Due to the inherent uncertainties of litigation, CNET Networks cannot accurately predict the ultimate outcome of the matter. The plaintiffs now plan to replead their complaints and move for class certification again. CNET Networks cannot predict the impact of this litigation on its business, financial condition, results of operations or cash flows.

Shareholder Derivative Suits

On June 19, 2006, a purported shareholder derivative complaint was filed in the United States District Court for the Northern District of California by a party identifying itself as a shareholder of CNET Networks purporting to act on behalf of CNET Networks against the directors of CNET Networks and certain present and former officers of CNET Networks. CNET Networks is also named as a “nominal defendant.” The suit, captioned Melzer v. Bonnie, et al., alleged violations of federal securities law, California securities law, as well as breach of fiduciary duty, unjust enrichment, and insider trading arising from stock options granted between 1997 and 2003. On July 13, 2006, another purported shareholder derivative complaint, captioned Finn v. Bonnie et al., was filed in the same court containing identical allegations. These purported shareholder derivative actions pending before the United States District Court for the Northern District of California were consolidated on August 31, 2006 and the plaintiffs in those cases have subsequently filed a consolidated complaint on September 28, 2006. That consolidated complaint was amended on November 9, 2006, and again on February 12, 2007. The complaint seeks monetary damages, disgorgement, an accounting and constructive trust, rescission of stock options and other relief against the defendants on behalf of CNET Networks. The amended complaint also seeks an order directing CNET Networks to undertake certain corporate governance procedures. The complaint does not seek monetary damages from, or the imposition of equitable remedies on, CNET Networks.

On April 11, 2007, the District Court granted CNET Networks’ motion to dismiss for failure to present a litigation demand, but granted leave for plaintiffs to further amend their complaint in a separate order on April 30, 2007. On May 9, 2007, the Court stayed these purported shareholder derivative actions pending a books and records demand under 8 Del. C. § 220 by the plaintiffs before the Delaware Chancery Court. On June 14, 2007, plaintiffs filed a complaint in the Delaware Chancery Court seeking to inspect various CNET Networks books and records relating to its historical stock option granting practices. The matter has been set for trial in September.

Between May 31 and September 22, 2006, four purported shareholder derivative complaints, which were consolidated, were filed in the Superior Court of California, County of San Francisco, by parties identifying themselves as shareholders of CNET Networks purporting to act on its behalf against its directors and certain of its present and former officers. CNET Networks was also named as “nominal defendants.” The suits generally allege breaches of fiduciary duty and unjust enrichment arising from stock options granted between 1996 and 2004 and seek monetary damages, disgorgement, rescission of stock options and other relief against the defendants on behalf of CNET Networks. The complaints do not seek monetary damages from, or the imposition of equitable remedies on, CNET Networks.

CNET Networks filed a motion to stay these purported shareholder derivative actions pending before the California Superior Court. At a hearing on January 3, 2007, the Superior Court denied CNET Networks’ motion to stay but ordered that no discovery or substantive motion practice proceed until further order of the Court. On June 27, 2007, the Superior Court ordered that plaintiffs may serve document requests upon CNET Networks identical to the documents requested in the Delaware books and records demand as noted above, but ordered that the Superior Court will decide if CNET Networks must produce documents only after the Delaware books and records demand is resolved.

CNET Networks cannot predict the impact of this litigation on its business, financial condition, results of operations or cash flows. Except as disclosed above, there have been no material developments in the legal proceedings disclosed in CNET Networks’ Annual Report on Form 10-K for the year ended December 31, 2006.

Guarantee

In conjunction with the ZDNet acquisition in 2000, CNET Networks assumed a guarantee of the obligations of Ziff Davis Media Inc., an unaffiliated company and primary lessee, under a New York City office lease for a total of 399,773 square feet. This lease expires in 2019. The annual average cost per square foot is approximately thirty dollars over the remaining term of the lease. Ziff Davis Media Inc. currently occupies 144,682 square feet of this space. Ziff Davis Media Inc. subleases 205,951 square feet to The Bank of New York, FOJP Risk Management and Softbank. In addition, CNET Networks currently sublease and occupy 49,140 square feet of the office space from Ziff Davis Media Inc. These leases and subleases fully cover the current monthly lease payments.

As of June 30, 2007, the total lease payments remaining until the end of the lease term were $143.1 million, excluding the amounts attributable to the sublease with respect to the floor CNET Networks occupies. If the financial condition of any of the sublessees or Ziff Davis Media Inc. were to deteriorate and thereby result in their inability to make lease payments, CNET Networks would be required to make their lease payments under the guarantee. In addition, any expiration of any sublease, the potential resulting vacancy and the inability of Ziff Davis Media Inc. to make the primary lease payments could result in CNET Networks being required to make lease payments on these vacancies.

In connection with that guarantee, CNET Networks has a letter of credit for $15.0 million outstanding as a security deposit. As there is no present obligation to make any payments in connection with this guarantee, CNET Networks has not recorded any liability for this guarantee in the financial statements.

Financial Commitments

Under the terms of CNET Networks’ credit agreement, interest rates applicable to amounts outstanding under CNET Networks’ revolving loan are, at the Company’s option, either the base rate or the Eurodollar rate, where the base rate is the higher of the Federal Funds rate plus 0.5% or the lender’s prime rate. The Eurodollar rate is LIBOR plus an applicable margin based on the Company’s leverage. CNET Networks is required to meet certain monthly and quarterly financial covenants, including minimum levels of consolidated earnings before interest, taxes, depreciation and amortization, unrestricted net liquidity and a minimum liquid capital to total debt ratio. At June 30, 2007, $60.0 million in revolving borrowings was outstanding at an interest rate of 6.89%, and CNET Networks was in compliance with all covenants. This credit facility will expire in October 2007 at which time the $60.0 million outstanding on this facility will be due in full. In addition, a $10.0 million note payable issued by CNET Networks in connection with the 2004 Webshots acquisition is due in August 2007.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially. Further information about these forward-looking statements and risks associated with our business can be found in Part II, ITEM 1A “Risk Factors.”

OVERVIEW

CNET Networks, Inc., or CNET Networks, is an interactive media company that builds brands for people and the things they are passionate about, such as technology, entertainment, business, food and parenting. Our leading brands include CNET, GameSpot, TV.com, MP3.com, ZDNet, TechRepublic, CHOW and UrbanBaby. Founded in 1992, we have a strong presence in the United States, Asia and Europe.

We have determined that our business segments are U.S. Media and International Media. U.S. Media consists of an online media network focused on topics that people are highly interested in, such as technology, entertainment, community and business. International Media includes media properties under several of the same brands as our sites in the United States, with additional brands represented in markets such as China, France, Germany and the United Kingdom and several print publications in China. Within these business segments, we earn revenues from:

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

We had an average of 137.4 million unique users per month in the second quarter of 2007, compared to 116.2 million unique users in the second quarter of 2006, an increase of 18%. The increase in unique user growth was experienced across all of our properties, especially in the Entertainment and Business properties. These users generated 74.9 million Web page views per day during the second quarter of 2007 down from 92.8 million in the second quarter of 2006, a 19% decrease, driven primarily by Webshots which experienced a significant decline in page views due to increased competition. Our focus remains on audience development and creating more engaging experiences for our users. We expect our page views to grow, but at a slower rate than historically experienced. With the addition of more video, audio and other emerging media formats to our properties, we have changed the design on some of our sites to create a more engaging experience for our users by reducing the number of pages a user needs to view while visiting our sites. While increases or decreases in unique users and daily average page views are not necessarily indicative of increases or decreases in revenues, we believe that these statistics are helpful because they provide insight into the growth of the Internet as an advertising medium resulting from increased user adoption and increased user demand for CNET Networks’ properties in particular.

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

RESULTS OF OPERATIONS

Revenues

The following table sets forth our revenues for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
(in thousands)	2007			2006
	Total	U.S. Media	International Media	Total	U.S. Media	International Media
Revenues:
Marketing services	$85,415	$64,028	$21,387	$79,796	$62,387	$17,409
Licensing, fees and user	11,776	9,648	2,128	12,581	10,408	2,173

	$97,191	$73,676	$23,515	$92,377	$72,795	$19,582

Increase over prior year	5%	1%	20%	14%	15%	13%

As a Percentage of Revenues:
Marketing Services	88%	87%	91%	86%	86%	89%
Licensing, fees and user	12%	13%	9%	14%	14%	11%

	100%	100%	100%	100%	100%	100%

	Six Months Ended June 30,
	2007			2006
	Total	U.S. Media	International Media	Total	U.S. Media	International Media
Revenues:
Marketing services	$165,860	$128,193	$37,667	$151,029	$119,364	$31,665
Licensing, fees and user	23,428	19,721	3,707	24,998	21,196	3,802

	$189,288	$147,914	$41,374	$176,027	$140,560	$35,467

Increase over prior year	8%	5%	17%	16%	19%	15%

As a Percentage of Revenues:
Marketing Services	88%	87%	91%	86%	85%	89%
Licensing, fees and user	12%	13%	9%	14%	15%	11%

	100%	100%	100%	100%	100%	100%

Total Revenues. Total revenues increased 5% and 8% for the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006 due to growth in our marketing services revenues.

For the three and six months ended June 30, 2007 as compared to the prior year, revenues increased for both the U.S. Media segment and the International Media segment. The increase in revenues for the U.S. Media segment is related to an increase in marketing services revenue partially offset by a decline in licensing revenue due to the exit of certain event businesses in 2006. For the three months ended June 30, 2007 as compared to the same period in prior year, the increase in revenue for the International Media segment is from acquisitions, organic growth and the impact of changes in exchange rates on revenues denominated in certain foreign currencies. For the six months ended June 30, 2007, the increase in revenues for the International Media segment resulted from growth due to the impact of changes in exchange rates on revenues denominated in certain foreign currencies as well as from acquisitions, partially offset by businesses exited during the last half of 2006 and lower publishing revenues.

For the three and six month periods ended June 30, 2007, approximately $5.2 million and $9.2 million, respectively, of our revenues were derived from barter transactions. For the three and six months ended June 30, 2006, approximately $3.9 million and $7.4 million, respectively, of our revenues were derived from barter transactions. Barter transactions occur when we deliver marketing services in exchange for the marketing services of other companies. These revenues and marketing expenses are recognized at the fair value of the advertisements delivered.

Marketing Services Revenues. Marketing services revenues were $85.4 million and $79.8 million for the three months ended June 30, 2007 and 2006, respectively, and represented 88% and 86% of total revenues. Marketing services revenues were $165.9 million and $151.0 million and represented 88% and 86% of revenues for the six months ended June 30, 2007 and 2006, respectively. Marketing services revenues increased by $5.6 million, or 7%, and $14.8 million or 10% for the three and six months ended June 30, 2007, respectively, as compared to the same periods of the prior year which reflects growth in branded advertising in categories such as consumer electronics. This growth in branded advertising was offset by a softness in advertising spending from personal computing and related industry customers, as well as a decrease in advertising in our international print publications.

Licensing, Fees and User Revenues. Licensing, fees and user revenues were $11.8 million and $12.6 million for the three-month periods ended June 30, 2007 and 2006, respectively, and represented 12% and 14% of total revenues for both three-month periods. Licensing, fees and user revenues were $23.4 million and $25.0 million and represented 12% and 14% of total revenues for the six-month periods ended June 30, 2007 and 2006, respectively. The $0.8 million, or 6% decrease in the three months ended June 30, 2007 and the $1.6 million or 6% decrease in the six months ended June 30, 2007 as compared to the same periods in the prior year primarily reflects the discontinuance of the events business in the United States.

Operating Expenses

Cost of Revenues, Sales and Marketing, General and Administrative. Total cost of revenues, sales and marketing and general and administrative expenses were $85.1 million and $78.2 million for the three months ended June 30, 2007 and 2006, representing approximately 88% and 85% of total revenues, respectively. Total cost of revenues, sales and marketing and general administrative expenses were $170.6 million and $156.6 million for the six months ended June 30, 2007 and 2006, representing approximately 90% and 89% of total revenues, respectively. This increase related primarily to expanding our workforce to accommodate our anticipated growth. For the three months ended June 30, 2007 and 2006, $4.0 million and $4.6 million, respectively, of noncash stock compensation expense was included in cost of revenues, sales and marketing, and general and administrative. For the six months ended June 30, 2007 and 2006, $9.2 million and $9.4 million, respectively, of noncash stock compensation expense was included in cost of revenues, sales and marketing, and general and administrative.

The majority of our cost of revenues, sales and marketing and general and administrative expenses were costs associated with employee compensation, benefits and facilities. These expenses increased in total by approximately 9% for both the three and six months ended June 30, 2007 when compared to the prior year. The increase related primarily to higher compensation and benefit costs resulting from an approximate 10% and 11% increase in our average headcount for the three and six months ended June 30, 2007, respectively, as compared to the same periods in the prior year as we invest in longer-term growth opportunities.

Noncash stock compensation expense included in our statement of operations was as follows:

(in thousands)	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Stock compensation expense included in:
Cost of revenues	$1,209	$1,939	$2,974	$3,873
Sales and marketing	573	876	1,416	1,773
General and administrative	2,275	1,818	4,830	3,743

Stock compensation expense	$4,057	$4,633	$9,220	$9,389

For the three and six months ended June 30, 2007, the U.S. Media segment expenses as a percentage of revenues were 81% for both periods, compared to 76% and 80% of revenues in the three and six months ended June 30, 2006, respectively. The International Media segment expenses remained relatively flat as compared to the same periods in the prior year. The increase in expenses in the US Media segment is primarily due to headcount increases.

Stock Option Investigation and Related Matters. We incurred expenses of $2.9 million and $7.3 million during the three and six months ended June 30, 2007, respectively, and $1.4 million during both the three months and six months ended June 30, 2006, related to costs incurred in connection with an internal investigation of our stock option accounting practices and related matters. These expenses represent costs for outside legal counsel and outside accounting experts that were engaged by management in performing the investigation of our stock option accounting and legal fees associated with shareholder derivative suits and government inquiries. Included in the three and six months ended June 30, 2007 is $0.9 million representing the incremental fair value of options following our tender offer that resulted in a modification to those options to increase the exercise price and to settle the difference in cash. Also included in the six months ended June 30, 2007 was $0.4 million from our payment of state and federal income taxes incurred under Section 409A on behalf of employees for whom such taxes apply as a result of their exercise of discount options We expect additional expenses to be recorded in 2007 primarily in connection with the derivative suits and government inquiries, but cannot estimate how much these expenses might be in future periods. A portion of our legal expenses incurred related to the derivative suits and may be subject to reimbursement under our insurance coverage. If and when we do receive reimbursements for our legal expenses incurred, we will record the reimbursement when receivable.

Depreciation and Amortization. Depreciation expense was $7.0 million and $5.3 million for the three months ended June 30, 2007 and 2006, and was $14.5 million and $10.1 million for the six months ended June 30, 2007 and 2006, respectively. The increase in depreciation expense is due to increased capital expenditure spending related to the launch of new products and to accommodate anticipated growth in users and usage.

Intangible asset amortization expense was $3.2 million and $2.7 million for the three months ended June 30, 2007 and 2006, respectively, and was $6.4 million and $5.4 million for the six months ended June 30, 2007 and 2006, respectively. Our amortization expense increased due to the amortization of intangible assets that were acquired in 2006 and 2007.

Operating Loss

Our operating loss for the three and six months ended June 30, 2007 was $1.0 million and $9.5 million, respectively, compared to operating income of $4.8 million and $2.5 million for the three and six months ended June 30, 2006, respectively. Although our revenues increased by $4.8 million and $13.3 million in the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, our operating income decreased due to increased personnel and occupancy costs to support both our new and existing businesses, and an increase of stock option investigation and related expenses of $1.5 million and $5.9 million for the three and six months ended June 30, 2007, respectively.

Nonoperating Income and Expense

Realized Gains on Investments. We recognized gains of $1.6 million during the three and six months ended June 30, 2007 from the repayment of a note receivable by a privately-held company that had previously been written-off as uncollectible. We recognized gains of $0.5 million during the six months ended June 30, 2006 related to sales of certain privately held investments.

Interest Income and Interest Expense. Interest income is earned on our cash and cash equivalents and investments in marketable debt securities. Interest income decreased by approximately $0.3 million and $0.9 million for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006, due to lower average cash and investment balances.

Interest expense increased in the first six months of 2007 due to a higher interest rate on our outstanding balance on our $60.0 million line of credit as compared to the interest incurred in the first half of 2006 on our $125.0 million 0.75% Convertible Senior Notes that were repaid in October 2006.

Other, net. For the three and six months ended June 30, 2007, other, net included a loss of $0.3 million resulting from the release of the cumulative translation adjustment relating to the dissolution of our Korean subsidiary. Additionally, for the six months ended June 30, 2007, other, net included a gain from the fair value remeasurement of stock option liability instruments of $0.7 million, offset by tax penalties of $0.2 million. The gain from the fair value remeasurement of stock option liability instruments resulted from a liability recorded in 2006 related to a modification of stock option awards for certain terminated employees which allowed an extension of the normal 90-day exercise period.

Income Taxes

Consistent with prior quarters, tax expense primarily reflects cash liabilities. The Company has not recorded U.S. taxes on an effective rate basis because we have not yet estimated projected taxable income with necessary precision. By the end of the third quarter, we expect to have sufficient visibility into our annual net income performance in the U.S. to confirm our estimates of full-year profitability, and at that point we expect to begin to recognize income tax expense for the year on an effective-rate basis.

Liquidity and Capital Resources

When evaluating our overall cash position for the purpose of assessing our liquidity, we consider our cash and cash equivalents and short-term and long-term investments in marketable debt securities.

(in thousands)	June 30, 2007	December 31, 2006
Cash and cash equivalents	$59,514	$31,327
Short-term marketable debt securities	25,920	30,372
Long-term marketable debt securities	—	13,915

	$85,434	$75,614

We evaluate our liquidity primarily on the following key measurements:

•	Net cash provided by operating activities

•	Operating income (loss) before depreciation, amortization and stock compensation expense

•	Free cash flow

Other key factors that impact our liquidity include:

•	Capital expenditures

•	Cash used for investments and acquisitions

•	Debt obligations or debt retirement

•	Proceeds from sales of our stock through stock option and employee stock purchase plans.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $28.5 million for the six months ended June 30, 2007 included a net loss of $9.2 million and non-cash depreciation and amortization charges totaling $20.9 million, as well as non-cash stock compensation expense of $9.2 million. Net cash provided by operating activities also included cash generated from working capital items, primarily $17.4 million from accounts receivable. Net cash provided by operating activities of $44.1 million for the six months ended June 30, 2006 included net income of $3.9 million, depreciation and amortization totaling $15.5 million, non-cash stock compensation expense of $9.4 million and an increase in working capital primarily from collections on accounts receivable. We may from time-to-time require cash for working capital purposes as our business expands.

Net Cash Used in Investing Activities

Net cash used in investing activities of $10.1 million for the six months ended June 30, 2007 was primarily due to capital expenditures and cash used for acquisitions, partially offset by proceeds from the sale of marketable debt securities. The net cash used in investing activities for the six months ended June 30, 2006 of $28.4 million was used to fund capital expenditures, purchases of marketable debt securities and acquisitions and investments.

Acquisitions of property and equipment. Capital expenditures for the six months ended June 30, 2007 were $18.1 million. These capital expenditures include improvements made on our leased office space in the United Kingdom for the benefit of our landlord. The landlord reimbursed us $2.3 million for certain improvements to the leased facility in a transaction accounted for as a sale-leaseback. Capital expenditures for the full year 2007 are expected to be between $35.0 million and $40.0 million.

Acquisitions and Investments. Cash used for acquisitions totaled $15.7 million in the six months ended June 30, 2007, represents payments for the acquisitions of Gamekult in France, Land-is in Japan, and two asset acquisitions in China, as well as the payment of deferred consideration of the 2005 TV Tome and the 2006 XCar acquisitions. We routinely evaluate new business opportunities and ventures, including acquisitions, in a broad range of areas and expect to fund such investments through our existing cash and marketable debt securities and cash generated from operations.

Operating income before depreciation, amortization and stock compensation expense. The following table reconciles operating income before depreciation, amortization and stock compensation expense to operating loss as calculated in accordance with GAAP (accounting principles generally accepted in the United States) for three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Operating income (loss)	$(965)	$4,827	$(9,494)	$2,505
Stock compensation expense	4,057	4,633	9,220	9,389
Depreciation	6,991	5,265	14,480	10,087
Amortization	3,209	2,710	6,429	5,449

Operating income before depreciation, amortization and stock compensation expense	$13,292	$17,435	$20,635	$27,430

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

Management refers to “operating income before depreciation, amortization and stock compensation expense” in making operating decisions and for planning and compensation purposes. A limitation associated with this measure is that it does not reflect the costs of certain capitalized tangible and intangible assets used in generating revenues. Management compensates for these limitations by relying primarily on our GAAP financial measures, such as capital expenditures, and using “operating income before depreciation, amortization and stock compensation expense” only on a supplemental basis. Although depreciation and amortization are noncash charges, the capitalized assets being depreciated and amortized will often have to be replaced in the future, and “operating income before depreciation, amortization and stock compensation expense” does not reflect any cash requirements for such replacements. Similarly, our stock compensation has no impact on current or future cash. This measure also does not take into account interest expense, or the cash requirements necessary to service interest or principal payments on our debt. Nor does the measure reflect changes in, or cash requirements for, our working capital needs. “Operating income before depreciation, amortization and stock compensation expense” should be considered in addition to, and not as a substitute for, other measures of financial performance prepared in accordance with GAAP.

Excluding noncash charges consisting of depreciation, amortization and stock compensation expense, our operating income was $13.3 million and $17.4 million for the three months ended June 30, 2007 and 2006, respectively. Excluding noncash charges consisting of depreciation, amortization and stock compensation expense, our operating income was $20.6 million and $27.4 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in operating income before depreciation, amortization and stock compensation expense in 2007 as compared to 2006 was due to an increased investment in additional personnel for both our new and existing businesses and costs of our stock option investigation and related matters partially offset by an increase in revenues.

Management believes that operating income before depreciation, amortization and stock compensation expense is a key liquidity measurement as it can be the primary driver of the cash provided by operating activities. It is also a measure used by the financial institution with which we have a $60.0 million credit facility in determining compliance with certain financial covenants required under this borrowing. Operating income before depreciation, amortization and stock compensation expense should be considered in addition to, and not as a substitute for, other measures of financial performance prepared in accordance with GAAP.

Free cash flow. Free cash flow is defined as net cash provided by operating activities less capital expenditures. Free cash flow for the six months ended June 30, 2007 was $10.4 million (cash provided by operating activities of $28.5 million, less capital expenditures of $18.1 million, which includes a $2.3 million reimbursement from the landlord for improvements to our leased space in the United Kingdom that was accounted for as a sale-leaseback). This compares to free cash flow for the six months ended June 30, 2006 of $26.6 million. The decrease in free cash flow in the first six months of 2007 as compared to the same period in 2006 resulted from our net loss in 2007 compared to net income in 2006.

The following table summarizes the components of free cash flows:

(in thousands)	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities	$28,523	$44,050
Capital expenditures	(18,055)	(17,431)

Free cash flow	$10,468	$26,619

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

Net Cash Provided by Financing Activities

Cash provided by financing activities of $9.3 million and $7.0 million for the six months ended June 30, 2007 and 2006, respectively, was due to the issuance of common stock through the exercise of stock options in both quarters and the purchase of stock through our employee stock purchase plan.

Debt and Cash Balances

As of June 30, 2007, we had $75.8 million of outstanding indebtedness, of which $72.2 million was classified as current, including $60.0 million outstanding on a line of credit due in October 2007, and a $10.0 million note payable due in August 2007 related to an acquisition. We were in compliance with all debt covenants at June 30, 2007 and expect to remain in compliance with these covenants through the term of the borrowing. As of June 30, 2007 we had long-term borrowings under notes payable totaling $3.6 million comprised of $2.7 million of Swiss mortgage notes payable and $0.9 million in notes payable related to acquisitions.

As of June 30, 2007, we had cash and investments of $85.4 million. We have prepared a forecast for 2007 which is based on our current expectations regarding revenue growth and associated operating expense and capital spending levels. If our actual results should differ materially from our expectations, our liquidity may be adversely impacted. If that were to occur, we may take steps to adjust our operating costs and capital expenditures to levels necessary to support our anticipated business levels. We may also need to raise additional equity or borrow additional funds to achieve our longer-term business objectives. We cannot assure you, however, that such equity or borrowings will be available or, if available, will be terms which are acceptable to us. Our ability to raise such additional capital, however, will depend on market conditions at the time. In addition, our $60.0 million credit facility limits further borrowings which could impact our ability to fund acquisitions, support cash needed to fund our operations or to pay for capital purchases.

We believe that our anticipated cash flows from operating activities coupled with existing cash and investment balances will be sufficient to fund our working capital, debt service and purchases of property, plant and equipment through June 30, 2008, including the repayment of the $60.0 million outstanding on a one-year credit facility which expires in October 2007 and the $10.0 million note payable due in August 2007. Although our revolving credit facility expires in October 2007, we believe that in the coming months we will continue to have access to debt financing from third parties with terms commensurate with prevailing market rates including the possible extension of our exiting facility or other similar borrowing arrangements. The performance of our business is dependent on many factors and subject to risks and uncertainties as discussed under “Risk Factors that May Affect Future Operating Performance” in Part II, ITEM 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

On September 15, 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. Current industry practice will change as a result of SFAS 157’s definition of fair value, methods for measuring fair value and expanded disclosure regarding fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15 2007 and interim periods within those fiscal years. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements.

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

Investment Risk. We invest in equity instruments of privately held, online services and information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method, as we do not have the ability to exert significant influence over the investee or their operations. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on investments when events and circumstances indicate that such assets might be impaired.

Foreign Currency Risk. The revenues and expenses associated with our overseas operations are exposed to foreign currency risk. Changes in value of the U.S. dollar against the currencies in which those operations are conducted causes increases or decreases in the ongoing financing of those operations, and results in an increase or decrease in our recorded revenues and expenses and may impact our operating income. We monitor our foreign currency exposures regularly to assess our risk and to evaluate whether we should hedge our currency positions.

ITEM 4.	Controls and Procedures

a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer evaluated the effectiveness of our “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer have concluded, subject to the limitations described below, that our disclosure controls and procedures are effective at a reasonable level of assurance to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

United States Attorney and SEC Inquiries

On June 26, 2006, we received a grand jury document subpoena from the United States Attorney for the Northern District of California requesting records pertaining to the granting of stock options. In addition in May 2006, we received notice that the Securities and Exchange Commission (SEC) was conducting an informal inquiry into our stock option grants. In May 2007, we learned that the SEC issued a formal order of investigation and served subpoenas on certain of our former officers in connection with its inquiry. We are cooperating, and will continue to cooperate fully with the United States Attorney for the Northern District of California and the SEC. We cannot predict the outcome of these investigations nor the impact of them on our business, financial condition, results of operations or cash flows.

Class Action Suits

Two shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York on August 16, 2001 and September 26, 2001, against Ziff-Davis, Eric Hippeau and Timothy O’Brien, and investment banks that were the underwriters of the public offering of ZDNet series of Ziff-Davis stock (the ZDNet Offering). One of the complaints also names CNET Networks as a defendant, as successor in liability to Ziff-Davis. The complaints are similar and allege violations of the Securities Act of 1933, and one of the complaints also alleges violations of the Securities Exchange Act of 1934. The complaints allege the receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the ZDNet Offering and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the ZDNet Offering was false and misleading and in violation of the securities laws because it did not disclose the arrangements. A Consolidated Amended Complaint, which is now the operative complaint, was filed in the Southern District of New York on April 19, 2002. For more details on this matter, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Second Circuit denied Plaintiffs’ petition for rehearing of the Court’s reversal of the district court’s order granting class certification. The Second Circuit noted, however, that Plaintiffs could ask the district court to certify a more narrow class than the one that was rejected. Prior to the Second Circuit opinion, Plaintiffs, Ziff-Davis, CNET and other issuer defendants sued in similar cases had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement agreement could no longer be approved, because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the Court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. The plaintiffs now plan to replead their complaints and move for class certification again. We cannot predict the impact of this litigation on our business, financial condition, results of operations or cash flows.

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

On July 13, 2006, another purported shareholder derivative complaint, captioned Finn v. Bonnie et al., was filed in the same court containing identical allegations. These purported shareholder derivative actions pending before the United States District Court for the Northern District of California were consolidated on August 31, 2006 and the plaintiffs in those cases have subsequently filed a consolidated complaint on September 28, 2006. That consolidated complaint was amended on November 9, 2006, and again on February 12, 2007. The complaint seeks monetary damages, disgorgement, an accounting and constructive trust, rescission of stock options and other relief against the defendants on behalf of CNET Networks. The amended complaint also seeks an order directing us to undertake certain corporate governance procedures. The complaint does not seek monetary damages from, or the imposition of equitable remedies on, CNET Networks.

On April 11, 2007, the District Court granted our motion to dismiss for failure to present a litigation demand, but granted leave for plaintiffs to further amend their complaint in a separate order on April 30, 2007. On May 9, 2007, the Court stayed these purported shareholder derivative actions pending a books and records demand under 8 Del. C. § 220 by the plaintiffs before the Delaware Chancery Court. On June 14, 2007, plaintiffs filed a complaint in the Delaware Chancery Court seeking to inspect various CNET Networks books and records relating to our historical stock option granting practices. The matter has been set for trial in September.

Between May 31 and September 22, 2006, four purported shareholder derivative complaints, which were consolidated, were filed in the Superior Court of California, County of San Francisco, by parties identifying themselves as shareholders of CNET Networks purporting to act on our behalf against our directors and certain of our present and former officers. We were also named as “nominal defendants.” The suits generally allege breaches of fiduciary duty and unjust enrichment arising from stock options granted between 1996 and 2004 and seek monetary damages, disgorgement, rescission of stock options and other relief against the defendants on behalf of CNET Networks. The complaints do not seek monetary damages from, or the imposition of equitable remedies on, CNET Networks.

We filed a motion to stay these purported shareholder derivative actions pending before the California Superior Court. At a hearing on January 3, 2007, the Superior Court denied our motion to stay but ordered that no discovery or substantive motion practice proceed until further order of the Court. On June 27, 2007, the Superior Court ordered that plaintiffs may serve document requests upon CNET Networks identical to the documents requested in the Delaware books and records demand as noted above, but ordered that the Superior Court will decide if CNET Networks must produce documents only after the Delaware books and records demand is resolved.

We cannot predict the impact of this litigation on our business, financial condition, results of operations or cash flows. Except as disclosed above, there have been no material developments in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 1A.	Risk Factors

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or “continue,” and any other words of similar meaning.

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

Our brands also compete with sites focused on the same vertical markets on which we focus. For example, our gaming properties compete with other gaming sites such as IGN Entertainment, and our business properties compete with smaller, niche sites such as TechTarget. As Internet media consumption and advertising continues to gain share, we compete with a variety of online properties for users and marketers, including the following: general purpose portals like AOL, MSN and Yahoo!, especially as these properties expand their content offering in our areas of expertise; search engines like Google, Yahoo! and MSN; online comparison shopping and retail properties, including Shopping.com, Amazon.com and eBay; social networking and community properties such as MySpace and

Facebook; and emerging platforms such as blogs, podcasts and video properties. We expect competition for advertisers and users to remain or become more intense and we may not be able to compete successfully in the market.

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

A relatively small number of advertisers contribute a significant percentage of our revenues. Our top one hundred customers in the United States contributed 52% of our revenues in the quarter ended June 30, 2007. These customers may not continue to use our services to the same extent, or at all, in the future. A significant reduction in advertising by one or more of our largest customers could have a material adverse effect on our financial condition and results of operation.

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

We may not innovate and adapt to market opportunities and industry changes at a successful pace.

Our industry is rapidly adopting new technologies, standards and business models to create and satisfy consumer demand and to more effectively address market opportunities. It is critical that we continue to innovate, anticipate and adapt to these changes to ensure that our content delivery platforms, services and products remain interesting to our users, advertisers and partners. In addition, we may discover that we must make significant expenditures to achieve this goal and to enable us to be positioned to benefit from market and industry changes. If we fail to accomplish these goals, our business, financial condition and results of operations may be adversely affected and we may lose users and the advertisers that seek to reach those users.

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

Our success depends to a large extent on the continued services of our senior management team and qualified skilled employees. We depend on our ability to identify, attract, develop, retain and motivate personnel in a competitive job environment. Our inability to attract and retain key executives and other employees or to retain and motivate existing executives and employees may adversely affect our ability to operate our business. We do not maintain “key person” life insurance policies on any of our officers or other employees. As the overall industry for interactive content and Internet advertising grows, our employees are increasingly sought after by competitors. In order to remain competitive in the employment market, we may need to increase compensation to retain or attract qualified employees, which could have an adverse effect our financial condition or operating results. Our inability to attain shareholder approval of equity compensation plans may affect our ability to attract and retain key employees.

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

Our past stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. In June 2006, we received a grand jury document subpoena from the United States Attorney for the Northern District of California requesting records pertaining to the granting of stock options. In addition, in May 2006 we received notice that the Securities and Exchange Commission (SEC) was conducting an informal inquiry into our stock option grants, which has since become a formal inquiry. We are cooperating, and will continue to cooperate fully with the United States Attorney for the Northern District of California and the SEC. We cannot predict the outcome of these investigations. In addition, as described in Part II, Item 3, “Legal Proceedings”, several derivative complaints have been filed against our directors and certain of our executive officers pertaining to allegations relating to stock option grants. We cannot guarantee that new lawsuits from third parties or regulatory proceedings from additional government agencies, including but not limited to the Internal Revenue Service, related to the investigation or our restatements will not be filed, and we cannot predict the outcome of any current or potential future litigation or regulatory proceeding against CNET Networks or our directors or officers.

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

As a result of our delayed filing of our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until after November 2007. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Employees who were awarded options that were granted at a discount from fair market value and were all or partially unvested as of December 31, 2004, which we refer to as discount options, may be subject to income tax liability on the vesting date of those discount options in addition to a 20% excise tax under Internal Revenue Code Section 409A (“Section 409A”) and parallel state taxes. In March 2007, CNET Networks notified the IRS of its intent to participate in the IRS’ 409A compliance relief program. In March of 2007, the Company also elected to participate in a similar program offered by the California Franchise Tax Board. Under these programs, the Company paid state and federal income taxes incurred under Section 409A on behalf of employees for whom such taxes apply as a result of their exercise of discount options during 2006. The Company has also made further tax reimbursement payments to such employees in order to defray the tax consequences of the Company’s payment of Section 409A taxes on the employees’ behalf. In order to assist current non-executive employees holding discount options to avoid future adverse tax consequences, we launched a tender offer in March. Under the terms of the offer, which closed in early April, employees were given the opportunity to voluntarily increase the exercise price of their option to the appropriate fair value in exchange for a cash payment equal to the amount of the increase, which will be payable in January 2008. There is no guarantee that these actions will effectively address employees’ adverse tax consequences as a result of having held discount options. Any unforeseen measures may cause the Company to incur additional cash or noncash compensation expense. Furthermore, such measures, or the failure of such measures, may require the Company to incur substantial expenses for legal, accounting, tax and other professional services and may divert our management’s attention from our business, which could in the future harm our business, financial condition, results of operations and cash flows.

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

Worldwide policing of our intellectual property rights is a difficult task and we might not be able to identify infringers. Our content is widely distributed to third parties through licensing arrangements, and we cannot be certain our third party licensees will always take actions to protect the value of our proprietary rights and reputation. Intellectual property laws, our agreements and our patents may not be sufficient to prevent others from copying or otherwise obtaining and using our content or technologies. Others may develop technologies that are similar or superior to ours, which could negatively impact our business. In seeking to protect our trademarks, copyrights, patents and other proprietary rights, or defending ourselves against claims of infringement brought by others, with or without merit, we could face costly litigation and the diversion of our management’s attention and resources.

Notwithstanding the efforts that we have taken to ensure that we have sufficient rights to the intellectual property that we use, we could still be subject to claims of infringement. For instance, there has been a recent increase in the granting and attempted enforcement of business process patents that cover practices that may be widely employed in the Internet industry. We have, on occasion, been approached by holders of patents alleging that our services infringe their patents. Many companies that offer services similar to ours have been approached and, in some cases, sued by other patent holders alleging patent infringement. We could be required to enter into costly royalty arrangements with the holders of these patents or to revise our services to ensure non-infringement or to avoid litigation. If we are unsuccessful in avoiding litigation, we would incur significant expenses and could be subject to damage awards, including damages for past infringement and royalties for future use of the patented method or technology. If we are found to violate any such patent, and we are unable to enter into a license agreement on reasonable terms, our ability to offer services could be materially and adversely affected. Even if we prevail against defending these claims, the fees and costs associated with the defense of these matters could be significant. We have not historically procured insurance for patent infringement.

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

•	additional burdens on our management personnel and financial and operational systems;

•	difficulty assimilating the operations, technology, corporate culture and personnel of the newly acquired businesses;

•	potential disruption to our ongoing business;

•	possible inability to retain key personnel;

•	additional operating losses and expenses associated with the activities and expansion of acquired businesses; including expenses associated with amortization of purchased intangible assets,

•	possible impairment of relationships with existing employees and advertising customers;

•	the impact of our recently completed stock option investigation and related litigations on our ability to attract business partners;

•	potential undisclosed liabilities associated with new or acquired businesses; and

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

We have a substantial level of debt and interest expense. At June 30, 2007 we had $75.8 million of outstanding indebtedness, of which $72.2 million was classified as a current liability, including $60.0 million outstanding on a line of credit due in October 2007. In addition, the terms of our $60.0 million credit facility limit the circumstances under which we can incur additional debt and require that we achieve minimum levels of earnings before interest, taxes, depreciation and amortization as well as minimum levels of unrestricted liquidity. The level of our indebtedness and the associated covenants, among other things, could:

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

As of June 30, 2007, we had cash and investments of $85.4 million. We have prepared a forecast for 2007 which is based on our current expectations regarding revenue growth and associated operating expense and capital spending levels. If our actual results should differ materially from our expectations, our liquidity may be adversely impacted. If that were to occur, we may take steps to adjust our operating costs and capital expenditures to levels necessary to support our incoming business. We may also need to raise additional equity or borrow additional funds to achieve our longer-term business objectives. In addition if we are unable to extend or refinance our $60.0 million credit facility before it matures in October 2007, our capital resources will be significantly impacted.

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

In addition, as a result of our delayed filing of our Quarterly Report on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until after November 2007. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

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

As of June 30, 2007, the total lease payments remaining until the end of the lease term were $143.1 million, excluding the amounts attributable to our sublease with respect to the floor we occupy. If the financial condition of any of the sublessees or Ziff Davis Media Inc. were to deteriorate and thereby result in their inability to make lease payments, we would be required to make their lease payments under the guarantee. In addition, any expiration of any sublease, the potential resulting vacancy and the inability of Ziff Davis Media Inc. to make the primary lease payments could result in us being required to make lease payments on these vacancies.

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

In the past, we have generated operating losses, as well as net losses, as was the case in the three and six months ended June 30, 2007. Although we generated positive net income in 2006, our ability to generate positive net income in 2007 or subsequent periods may be negatively impacted by:

•

an inability to decrease expenses in a timely manner to offset any revenues shortfalls or expenses associated with cost-reduction measures, such as severance, lease termination payments, contract termination costs or impairment charges;

•	an adverse outcome of an examination of our tax returns by tax authorities;

•	payments associated with contingent liabilities, such as litigation or our guarantee of the New York lease of Ziff Davis Media Inc., as described in more detail in a prior risk factor; or

•	any transactions such as impairments or losses on investments.

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

Effective January 1, 2006, we adopted the SFAS 123R for stock-based employee compensation. Our stock compensation expense was $4.1 million in the quarter ended June 30, 2007 and is also expected to be significant in future periods, which will have an adverse impact on our operating income and net income. Our option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the amount of our stock compensation expense. Our estimated stock compensation expenses may also be greater than expected if the fair value of our stock increases. In addition, an increase in the competitiveness of the market for qualified employees could cause us to issue more stock options or other securities than expected, which would increase our stock compensation expense.

A substantial number of shares of common stock may be sold, which could affect the trading price of our common stock.

We have a substantial number of shares of common stock subject to stock options. As of June 30, 2007, we had 10.7 million shares of common stock available for future grant under our stock option and employee stock purchase plans and 20.5 million issuable upon the future conversion of outstanding stock options. In addition, as of June 30, 2007, we have approximately 250 million shares of authorized but unissued shares of our common stock that are available for future sale. We cannot predict the effect, if any, that future sales of shares of our common stock, or the availability of shares of our common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of our common stock, including shares issued in connection with acquisitions or upon the exercise of stock options or warrants or the conversion of debt securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

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

On June 22, 2007, CNET Networks held its annual meeting of stockholders at which John C. “Bud” Colligan, Jarl Mohn and Mark C. Rosenthal were re-elected as Class II directors. The voting results are as follows:

	Votes Cast
Directors	For	Withheld	Broker non-votes
John C. “Bud” Colligan	94,444,095	46,861,919	—
Jarl Mohn	95,499,096	45,806,918	—
Mark C. Rosenthal	138,689,957	2,616,057	—

Susanne Lyons, Eric Robison, Betsey Nelson, Peter Currie and Neil Ashe continued as directors following the meeting.

ITEM 5. Other Information.

None.

ITEM 6.	Exhibits.

31.1	Certificate of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of Principal Financial Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNET Networks, Inc.

(Registrant)

/s/ George E. Mazzotta
George E. Mazzotta Chief Financial Officer

Dated: July 31, 2007

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