Form 10-Q
period 2007-09-30
CNET NETWORKS INC
filed 2007-11-05
CIK 1015577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

As of October 31, 2007 there were 151,973,545 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.

CNET NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:	$99,498	$93,295	$288,786	$269,322
Operating expenses:
Cost of revenues (1)	41,865	41,599	127,090	122,150
Sales and marketing (1)	27,334	23,290	80,665	70,942
General and administrative (1)	17,257	14,910	49,286	43,292
Stock option investigation and related matters, net	406	5,825	7,694	7,226
Depreciation	6,785	5,880	21,265	15,967
Amortization of intangible assets	3,305	3,203	9,734	8,652
Goodwill impairments	19,009	1,418	19,009	1,418

Total operating expenses	115,961	96,125	314,743	269,647

Operating loss	(16,463)	(2,830)	(25,957)	(325)
Non-operating income (expense):
Realized gains on investments	590	58	2,190	558
Interest income	1,019	1,565	2,591	3,997
Interest expense	(1,231)	(696)	(3,904)	(2,014)
Other, net	862	(7)	940	50

Total non-operating income	1,240	920	1,817	2,591

Income (loss) from continuing operations before income taxes	(15,223)	(1,910)	(24,140)	2,266
Income tax expense	1,426	420	1,703	701

Income (loss) from continuing operations	(16,649)	(2,330)	(25,843)	1,565

Loss from discontinued operations	—	—	—	(37)

Net income (loss)	$(16,649)	$(2,330)	$(25,843)	$1,528

Basic net income (loss) per share	$(0.11)	$(0.02)	$(0.17)	$0.01

Diluted net income (loss) per share	$(0.11)	$(0.02)	$(0.17)	$0.01

Shares used in calculating basic net income (loss) per share	151,665	149,792	151,127	148,981

Shares used in calculating diluted net income (loss) per share	151,665	149,792	151,127	152,506

(1) Includes stock compensation expense, which was allocated as follows:
Cost of revenues	$962	$2,122	$3,936	$5,996
Sales and marketing	544	1,003	1,961	2,775
General and administrative	3,179	1,879	8,009	5,622

See accompanying Notes to Condensed Consolidated Financial Statements.

CNET NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$54,901	$31,327
Investments in marketable debt securities	15,976	30,372
Accounts receivable, net of allowance for doubtful accounts of $7,051 and $6,918 at September 30, 2007 and December 31, 2006, respectively	79,136	89,265
Other current assets	11,051	10,512

Total current assets	161,064	161,476
Investments in marketable debt securities	509	13,915
Restricted cash	1,586	2,200
Property and equipment, net	71,754	72,625
Other assets	14,167	15,554
Intangible assets, net	37,592	34,978
Goodwill	132,525	133,059

Total assets	$419,197	$433,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,747	$10,055
Accrued liabilities	55,950	80,335
Revolving credit facility	60,000	60,000
Current portion of long-term debt	3,338	13,850

Total current liabilities	125,035	164,240
Non-current liabilities:
Long-term debt	2,808	4,498
Other liabilities	4,133	726

Total liabilities	131,976	169,464

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.0001 par value; 400,000 shares authorized; 151,812 and 151,315 issued at September 30, 2007 and December 31, 2006, respectively	15	15
Additional paid-in-capital	2,903,768	2,857,238
Accumulated other comprehensive loss	(9,427)	(11,357)
Treasury stock, at cost; 1,510 shares at September 30, 2007 and December 31, 2006	(30,453)	(30,453)
Accumulated deficit	(2,576,682)	(2,551,100)

Total stockholders’ equity	287,221	264,343

Total liabilities and stockholders’ equity	$419,197	$433,807

See accompanying Notes to Condensed Consolidated Financial Statements.

CNET NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(25,843)	$1,528
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,999	24,618
Fair value remeasurement of stock option liability instruments	(702)	—
Noncash stock compensation expense	13,906	14,393
Impairments	19,009	1,418
Other noncash items, net	(141)	(427)
Provision for doubtful accounts	1,624	1,831
Gain on sale of business, net	—	(778)
Gains on sales of marketable securities and privately held investments	(2,190)	(558)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	10,001	8,369
Other assets	(291)	1,221
Accounts payable	(4,719)	(1,128)
Accrued liabilities	(1,947)	2,809
Other long-term liabilities	1,011	(78)

Net cash provided by operating activities	40,717	53,218

Cash flows from investing activities:
Purchase of marketable debt securities	(9,359)	(44,546)
Proceeds from sales of marketable debt securities	38,735	39,450
Release of restricted cash	604	70
Proceeds from sales of Investments in privately held companies	2,190	3,058
Cash paid for other intangible assets	(428)	—
Cash paid for acquisitions, net of cash acquired	(39,778)	(9,666)
Sale of leasehold improvements	2,349	—
Purchases of property and equipment	(22,106)	(26,891)

Net cash used in investing activities	(27,793)	(38,525)

Cash flows from financing activities:
Proceeds from issuance of stock	10,489	7,280
Principal payments on borrowings	(51)	(47)

Net cash provided by financing activities	10,438	7,233

Net increase in cash and cash equivalents	23,362	21,926
Effect of exchange rate changes on cash and cash equivalents	212	865
Cash and cash equivalents at the beginning of the period	31,327	55,895

Cash and cash equivalents at the end of the period	$54,901	$78,686

Supplemental disclosure of cash flow information:
Interest paid	$4,105	$1,095
Taxes paid	$1,893	$1,017
Supplemental disclosure of noncash investing and financing activities:
Issuance of notes payable for acquisitions	$934	$1,500
Asset retirement obligations on leased facilities	$1,320	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

CNET NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

The condensed consolidated results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other future period.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in CNET Networks’ significant accounting policies during the nine months ended September 30, 2007 as compared to what was previously disclosed in CNET Networks’ Annual Report on 10-K for the year ended December 31, 2006, except as noted below in “Accounting Pronouncements Adopted in the Current Year”.

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

Revenues from one customer, Google, Inc., were 10% and 11% of consolidated revenues for the three and nine months ended September 30, 2007, respectively. Revenues from Google, Inc. were, 10% for the nine months ended September 30, 2006. No customer had revenues exceeding 10% of consolidated revenues for the three months ended September 30, 2006. As of September 30, 2007, there were no customers that accounted for more than 10% of net accounts receivable.

ASSET RETIREMENT OBLIGATIONS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, CNET Networks has recorded asset retirement obligations related to leased facilities in France, Germany and the United Kingdom. Under the terms of the lease agreements, the tenant may be required to remove any leasehold improvements made by the tenant upon vacating the premises. Activity related to asset retirement obligations for the nine months ended September 30, 2007 is as follows:

(in thousands)
Asset retirement obligations at December 31, 2006	$—
Liabilities established during the period	1,320
Accretion expense	59
Foreign exchange	42

Asset retirement obligations at September 30, 2007	$1,421

STOCK OPTION INVESTIGATION AND RELATED MATTERS

In May 2006, CNET Networks’ Board of Directors appointed a Special Committee comprised of independent directors to conduct, with the assistance of legal counsel and outside accounting experts, an internal investigation relating to past option grants, the timing of such grants and related accounting matters. The Special Committee reached a preliminary conclusion in July 2006, concluding that the actual measurement dates for certain stock options granted between 1998 and 2001 differed from the recorded measurement dates. Charges related to the change in these stock option measurement dates were determined to be material and, as a result, CNET Networks announced that the Company expected to restate its financial statements. In October 2006, the Special Committee completed its report and announced its findings. On January 29, 2007, CNET Networks filed restated financial statements for 2005, 2004 and 2003 and the first quarter of 2006. CNET Networks’ review of past stock option granting practices required it to incur expenses for accounting, tax and other professional services including ongoing legal expenses associated with litigation (see Note 10), which are included in the related caption in the statements of operations. The amounts recorded for the three and nine months ended September 30, 2007 are net of $0.3 million in insurance recoveries.

RECLASSIFICATION

Certain amounts in the three and nine months ended September 30, 2006 financial statements and notes thereto have been reclassified to conform to the current year financial statement classification. Specifically, expenses associated with an internal support group have been reclassified from cost of revenues to general and administrative expenses to more accurately reflect their current function within the Company. The amount reclassified for the three and nine months ended September 30, 2006 was $0.7 million and $2.1 million, respectively. There was no impact on operating income or net income due to this reclassification.

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

CNET Networks adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.3 million decrease in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of accumulated deficit. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance as of December 31, 2006	$261
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	23,208
Reductions for tax positions of prior years	(261)

Balance as of September 30, 2007	$23,208

Included in the balance of unrecognized tax benefits at September 30, 2007 is $23.1 million of tax positions for which the ultimate impact resulted in an adjustment to net operating loss carryforwards. The Company currently maintains a full valuation allowance against the deferred tax assets arising from these net operating losses. Accordingly, the recognition of these unrecognized tax benefits would not affect the annual effective tax rate.

CNET Networks recognizes interest accrued related to unrecognized tax benefits in interest expense, and penalties are recognized in other, net. During the nine-months ended September 30, 2007, CNET Networks recognized and accrued $0.1 million of penalties. There were no penalties recognized and accrued during the three and nine months ended September 30, 2006.

(2) ACQUISITIONS

Purchase consideration for acquisitions made during the nine months ended September 30, 2007 was as follows:

(in thousands)
Cash	$24,590
Deferred consideration	2,257
Direct acquisition costs	595

Net assets acquired	$27,442

During the nine months ended September 30, 2007, CNET Networks made seven acquisitions, of which three were accounted for as asset purchases and four were accounted for as business combinations. These acquisitions serve to broaden CNET Networks’ content coverage into newer categories and into other geographical locations. The aggregate purchase price for these acquisitions was $27.4 million, consisting of $24.6 million paid in cash, $0.6 million in direct acquisition costs and $2.2 million in deferred consideration costs, which includes a note payable of $0.9 million due in June 2008 bearing interest at the rate of 4.0%.

The purchase consideration of acquisitions completed during the nine months ended September 30, 2007 has been allocated to the estimated fair values of the assets acquired and liabilities assumed for these acquisitions at the dates of the acquisitions as follows:

(in thousands)	Total	Weighted Average Life
Cash acquired	$448
Fair value of tangible assets acquired	1,894
Amortizable intangible assets:		5
Tradenames	3,893	5
Developed technology	400	4
Existing relationships	4,489	6
Content	2,276	2
Noncompete agreements	489	2
Goodwill	17,689

Total assets acquired	31,578
Liabilities assumed	(4,136)

Net assets acquired	$27,442

(3) OTHER INVESTMENT-RELATED ACTIVITY AND DISCONTINUED OPERATIONS

Other Investment-Related Activity

Non operating income (expense) included gains realized on investments of $2.2 million that were recognized during the nine months ended September 30, 2007, which was primarily comprised of $1.6 million from the repayment of a note receivable from a privately-held company that had previously been written-off as uncollectible. The remaining $0.6 million related to the sale of certain privately held investments. Also included in the nine months ended September 30, 2007 in other, net was a foreign exchange loss of $0.3 million resulting from the release of the cumulative translation adjustment relating to the liquidation of the Company’s Korean subsidiary.

Discontinued Operations

On February 2, 2006, CNET Networks sold its Computer Shopper magazine business. The Computer Shopper magazine business was part of the U.S. Media segment. In accordance with the provisions of SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, CNET Networks has accounted for this disposal as a discontinued operation. During the nine months ended September 30, 2006, CNET Networks recorded a gain of $0.8 million associated with the sale, which is also included in Loss from Discontinued Operations.

(4) GOODWILL AND INTANGIBLE ASSETS

Acquired Intangible Assets

The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

(in thousands)	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
Amortizable intangible assets:
Tradename and trademarks	$44,202	$(28,042)	$16,160	$15,230
Existing relationships	21,381	(7,407)	13,974	11,506
Developed technology	6,829	(4,929)	1,900	3,427
Content	6,901	(3,162)	3,739	3,398
Other	3,238	(1,419)	1,819	1,417

Total intangible assets, net	$82,551	$(44,959)	$37,592	$34,978

Intangible assets that are subject to amortization are amortized on a straight-line basis and have original estimated useful lives as follows: tradenames and trademarks, two to fifteen years; existing relationships, three to seven years; developed technology, two to four years; content, one to five years; and other, one to five years. Useful lives are reviewed regularly to ensure that a change in circumstances has not occurred that would result in a change in estimated useful life. Estimated future amortization expense related to other intangible assets at September 30, 2007 was as follows:

(in thousands)
Remainder of 2007	$3,248
2008	11,022
2009	8,432
2010	7,443
2011	4,794
Thereafter	2,653

$37,592

Goodwill

The following table sets forth the changes in goodwill by reporting segments, determined in accordance with SFAS 131, for the nine months ended September 30, 2007:

(in thousands)	U.S. Media	International Media	Total
Balances as of December 31, 2006	$102,673	$30,386	$133,059
Additions	8,167	9,522	17,689
Impairment	(19,009)	—	(19,009)
Foreign translation adjustments	—	786	786

Balances as of September 30, 2007	$91,831	$40,694	$132,525

CNET Networks reviews goodwill and other intangibles for impairment annually as of August 31 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets. As part of this analysis, the Company compares the fair value of each reporting unit to its carrying value. For August 31, 2007, the evaluation was prepared based on CNET Networks’ current and projected performance for the identified reporting units. The fair value of its reporting units was determined using a combination of the income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, the Company estimates the fair value based on market multiples of revenue or earnings for comparable companies and comparable transactions. In the application of these methodologies, CNET Networks was required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates, including changes in the economy, the business environment in which the Company operates, and/or our own relative performance. Any differences in actual results compared to our estimates could result in further future impairments.

For the purpose of assessing goodwill impairment, CNET Networks regularly reviews the impact of any changes to its reporting units. In 2007, changes in management and its internal reporting structure, resulted in a change to its reporting units from four in 2006 to ten reporting units in 2007. Management concluded that the reporting structure was finalized in the third quarter of 2007. As a result of this change and as required by SFAS 142, goodwill was reassigned to all the affected reporting units.

Based on its annual SFAS 142 evaluation, CNET Networks determined that the estimated fair value exceeded the carrying value for each of its reporting units, except the Webshots reporting unit, and determined that its carrying value of goodwill exceeded the implied fair value of goodwill, which resulted in an impairment charge of $19.0 million at August 31, 2007. The impairment charge was calculated based on the sales price per our October 25 2007 agreement to dispose of the Webshots operations (refer to Subsequent Events, Note 11) as we believed such amount to be the best estimate of fair value at such earlier date.

(5) STOCK BASED COMPENSATION

EMPLOYEE STOCK OPTION PLANS

General Option Information

The following table summarizes stock option activity for the nine months ended September 30, 2007:

Options	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
	(in thousands)
Outstanding at December 31, 2006	20,217	$9.76	6.97

Granted	396	8.87
Exercised	(1,231)	5.24
Forfeited or expired	(2,444)	13.15

Outstanding at March 31, 2007	16,938	9.79	7.05

Granted	516	8.91
Exercised	(506)	4.98
Forfeited or expired	(1,357)	13.92

Outstanding at June 30, 2007	15,591	9.70	7.02

Granted	4,320	7.70
Exercised	(165)	4.91
Forfeited or expired	(697)	11.26

Outstanding at September 30, 2007	19,049	$9.23	7.52

Options exercisable at September 30, 2007	9,125	$9.49	5.63

Valuation Information under SFAS 123(R)

The weighted-average estimated grant date fair value of employee stock options granted during the three months ended September 30, 2007 and 2006 was $4.04 and $4.89, respectively. The weighted-average estimated grant date fair value of employee stock options granted during the nine months ended September 30, 2007 and 2006 was $4.14 and $5.03 per share, respectively. The fair value of stock options granted under stock-based compensation plans was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants during the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock options:
Dividend yield	0%	0%	0%	0%
Expected volatility	52.4 -62.2%	71.5 -76.8%	50.1 -62.2%	56.9 -76.8%
Risk-free interest rate	4.07 -4.98%	4.76 -5.21%	4.07 -5.02%	4.38 -5.21%
Expected life (in years)	3.7 - 4.6	3.7 - 4.6	3.7 - 4.6	3.7 - 4.6
Employee Stock Purchase Plan:
Dividend yield	0%	Not applicable	0%	0%
Expected volatility	44.4%	Not applicable	44.1 -44.4%	34.0 -62.0%
Risk-free interest rate	4.75%	Not applicable	4.75 -5.14%	3.98 -4.63%
Expected life (in years)	0.25	Not applicable	0.25-0.40	0.25-0.50

CNET Networks’ computation of expected volatility is based on a combination of historical and implied stock price volatility. CNET Networks uses implied volatility based on options freely traded in the open market, as CNET Networks believes implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. In determining the appropriateness of implied volatility, CNET Networks considered: the volume of market activity of freely traded options, and determined that there was sufficient market activity; the ability to reasonably match the input variables of options freely traded to those of options granted by the company, such as the date of grant and the exercise price, and determined that the input assumptions were comparable; and the length of term of freely and actively traded options used to derive implied volatility, and determined that the length of term was sufficient.

The risk-free interest rate assumption is based upon U.S. Treasury bond rates appropriate for the term of CNET Networks’ employee stock options. The dividend yield assumption is based on CNET Networks’ history and current expectation of no dividend payouts.

The expected option term is estimated by analyzing the historical period from grant to settlement of the option which includes exercise and post-vesting cancellation also considering the expected holding period for those options that are still outstanding.

As of September 30, 2007, there was $43.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payment awards granted under option plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

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

As of April 4, 2007, the date on which the offer expired, the Company had received election forms from eligible employees agreeing to amend and increase to fair value the exercise price with respect to 897,465 Eligible Options. Under the terms of the Offer, the Company will make cash payments in January 2008 totaling $2.1 million to the individuals who elected to amend their Eligible Options. During the nine months ended September 30, 2007, the Company recorded an expense to stock option investigation and related matters of $0.9 million representing the incremental fair value of the options following the modification to increase the exercise price and to settle the difference in cash. In addition as of September 30, 2007, the Company has recorded the remaining portion of the cash payment of $1.2 million as a charge to additional-paid-in-capital in stockholders’ equity, as the liability to make the payment represents a future cash settlement of a portion of the original award that had been previously expensed.

EMPLOYEE STOCK PURCHASE PLAN

In accordance with the terms of the plan, the Employee Stock Purchase Plan (“ESPP”) was temporarily suspended during the last half of 2006 through January 2007, due to the inability of CNET Networks to file required reports with the Securities and Exchange Commission. Once CNET Networks became compliant with SEC filing requirements at the end of January 2007, the ESPP was reactivated in February 2007. Purchases under the ESPP of 49,836 shares and 105,386 shares were made during the three and nine months ended September 30, 2007, respectively. The number of shares available for purchase under the ESPP at September 30, 2007 was 4.9 million.

(6) NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per share:

(in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income (loss) available to common stockholders	$(16,649)	$(2,330)	$(25,843)	$1,528

Weighted average shares - basic	151,665	149,792	151,127	148,981
Stock options	—	—	—	3,525

Weighted average shares - diluted	151,665	149,792	151,127	152,506

Basic income (loss) per common share	$(0.11)	$(0.02)	$(0.17)	$0.01

Diluted income (loss) per common share	$(0.11)	$(0.02)	$(0.17)	$0.01

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

SFAS No. 128, Earnings per Share, requires that employee equity share options, nonvested shares and similar equity instruments granted by CNET Networks be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which are calculated based on the average share price during each period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that CNET Networks has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Diluted net loss per share for the three and nine months ended September 30, 2007 does not include the effect of 14.5 million and 17.5 million common shares, respectively, related to options because their effect is anti-dilutive. Diluted net income (loss) per share for the three and nine months ended September 30, 2006 does not include the effect of 18.5 million and 10.2 million common shares related to options because their effect is anti-dilutive. Diluted net income (loss) per share for the three and nine months ended September 30, 2006 also does not include the effect of 8.3 million common shares related to the 0.75% Convertible Senior Notes with an average conversion price of $15.00 per share.

(7) COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 were as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(16,649)	$(2,330)	$(25,843)	$1,528
Other comprehensive income (loss):
Change in unrealized losses, net of tax	19	215	38	106
Foreign currency translation loss	(748)	(474)	(1,892)	(1,234)

Comprehensive income (loss)	$(17,378)	$(2,589)	$(27,697)	$400

(8) STOCKHOLDERS’ EQUITY

The following table summarizes the stockholder’s equity activity for the nine months ended September 30, 2007:

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)			Accumulated Deficit	Total Stockholders’ Equity
(in thousands)
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount
Balances as of December 31, 2006	151,315	$15	$2,857,238	$(11,357)	(1,510)	$(30,453)	$(2,551,100)	$264,343
Exercise of stock options	1,903	—	9,780	—	—	—	—	9,780
Employee stock purchase plan	105	—	702	—	—	—	—	702
Stock compensation amortization	—	—	12,657	—	—	—	—	12,657
Release of liability relating to stock option extensions (1)	—	—	23,391	—	—	—	—	23,391
Comprehensive loss:
Unrealized losses on investments, net of tax	—	—	—	38	—	—	—	38
Foreign currency translation loss	—	—	—	1,892	—	—	—	1,892
Cumulative effect from change in accounting principle	—	—	—	—	—	—	261	261
Net loss	—	—	—	—	—	—	(25,843)	(25,843)

Balances as of September 30, 2007	153,323	$15	$2,903,768	$(9,427)	(1,510)	$(30,453)	$(2,576,682)	$287,221

(1)	Since the Form S-8 registration statements for shares of common stock issuable under the option plans were not available from August 2006 through January 29, 2007 due to delays in the filing of financial information with the SEC as a result of the stock option investigation and the restatement of the 2005 financial statements, terminated employees were precluded from exercising options until CNET Networks was again in compliance with applicable federal securities laws. In 2006, the Compensation Committee of the Board of Directors approved a modification for these individuals by extending the normal 90-day exercise period after termination date to 30 days after the date that CNET Networks became compliant with SEC filings and the registration of the option shares was once again effective, which 30-day period commenced on January 29, 2007. As the individuals impacted by this modification were no longer employees, the awards ceased to be accounted for under SFAS 123(R) and became subject to the recognition and measurement requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which resulted in a change of the classification from equity to liability classification with periodic remeasurement to fair value. Subsequent changes in fair value are reported in earnings and disclosed in the financial statements as long as the options remain classified as liabilities. When the options classified as liabilities are ultimately settled in stock, any gains or losses on those options will be included in earnings. Thus, on the dates of modification, the options with the extended exercise terms were initially measured at fair value, and compensation cost of $24.1 million that would have been recognized as expense if the awards had retained their equity classification was reclassified from stockholders’ equity to liability classification. The liability associated with this modification of $24.1 million was released during the first quarter of 2007 upon the exercise or expiration of the remaining unexercised stock options as well as the recognition of a $0.7 million gain upon the remeasurement of the liability during the period it was outstanding.

(9) SEGMENTS

Due to changes in management and the internal reporting structure, CNET Networks reorganized the U.S. Media operating segment into seven operating segments to reflect changes in the primary areas of measurement and decision-making. This change in reporting structure was finalized in third quarter of 2007, and did not result in a change to the Company’s reportable segments. Since the new operating segments met the quantitative reporting thresholds and aggregation criteria under SFAS 131, the operations continue to be reported as U.S. Media. Our changes in management and internal reporting structure had no impact on our other operating segment reported as International Media.

U.S. Media consists of an online media network focused on topics that people are highly interested in such as technology, entertainment, lifestyle and business. International Media includes media properties under several of the same brands as the Company’s sites in the United States, with additional brands represented in markets such as China, France, Germany and the United Kingdom and several print publications in China.

Summarized information by segment as excerpted from the internal management reports is as follows:

(in thousands)	U.S. Media	International Media	Other	Total
Three Months Ended September 30, 2007
Revenues	$76,778	$22,720	$—	$99,498
Operating expenses	59,557	22,214	34,190	115,961

Operating income (loss)	$17,221	$506	$(34,190)	$(16,463)

Three Months Ended September 30, 2006
Revenues	$73,480	$19,815	$—	$93,295
Operating expenses	56,369	18,446	21,310	96,125

Operating income (loss)	$17,111	$1,369	$(21,310)	$(2,830)

Nine Months Ended September 30, 2007
Revenues	$224,692	$64,094	$—	$288,786
Operating expenses	178,990	64,145	71,608	314,743

Operating income (loss)	$45,702	$(51)	$(71,608)	$(25,957)

Nine Months Ended September 30, 2006
Revenues	$214,040	$55,282	$—	$269,322
Operating expenses	168,223	53,787	47,637	269,647

Operating income (loss)	$45,817	$1,495	$(47,637)	$(325)

Since operating income (loss) before depreciation, amortization, asset impairment, stock compensation expense and stock option investigation and related matters is the measure of operating performance that management uses for making decisions and allocating resources, these operating costs are not allocated across segments.

For the three and nine months ended September 30, 2007, “Other” includes depreciation and amortization expenses of $10.1 million and $31.0 million, asset impairment of $19.0 million and $19.0 million, stock compensation expenses of $4.7 million and $13.9 million, and stock option investigation and related matters of $0.4 million and $7.7 million, respectively. For the three and nine months ended September 30, 2006, “Other” includes depreciation, amortization and asset impairment expenses of $10.5 million and $26.0 million, stock compensation expense of $5.0 million and $14.4 million, and stock option investigation and related matters of $5.8 million and $7.2 million, respectively.

Assets are not allocated to segments for internal reporting purposes. Segment operating income (loss) before depreciation, amortization, asset impairments, stock compensation expense and stock option investigation and related matters should not be considered a substitute for operating income, cash flows or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America.

(10) COMMITMENTS AND CONTINGENCIES

United States Attorney and SEC Inquiries

On June 26, 2006, CNET Networks received a grand jury document subpoena from the U.S. Attorney for the Northern District of California requesting records pertaining to the granting of stock options. CNET Networks produced documents to the U.S. Attorney’s Office in late 2006, and the U.S. Attorney’s Office has not requested any further documents from CNET Networks since that time.

In May 2006, CNET Networks received notice that the Securities and Exchange Commission (“SEC”) was conducting an informal inquiry into CNET Networks’ stock option grants. In May 2007, CNET Networks learned that the SEC had issued a formal order of investigation and served subpoenas on certain of CNET Networks’ former officers and directors in connection with its inquiry. On September 4, 2007, CNET Networks was notified that the SEC’s investigation had been terminated, and no enforcement action had been recommended.

Class Action Suits

Two shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York on August 16, 2001 and September 26, 2001. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint names as defendants Eric Hippeau, Timothy O’Brien, and investment banks that were the underwriters of the public offering of ZDNet series of Ziff-Davis stock (the ZDNet Offering) and CNET Networks as successor in liability to Ziff-Davis. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The claims under the Securities Exchange Act were later dismissed, as were the claims against the individuals. The complaint alleges the receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the ZDNet Offering and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the ZDNet Offering was false and misleading and in violation of the securities laws because it did not disclose the arrangements. For more details on this matter, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Second Circuit vacated the district court’s order granting class certification in six of the approximately 300 nearly identical actions that are part of the consolidated litigation. These six cases are the class certification “focus cases,” which were selected by plaintiffs and do not include CNET Networks. The focus cases are intended to serve as test cases. The Second Circuit rejected the plaintiffs’ petition for rehearing, but noted that plaintiffs could ask the district court to certify a more narrow class than the one that was rejected. Prior to the Second Circuit opinion, plaintiffs, Ziff-Davis, CNET Networks and other issuer defendants sued in similar cases had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement agreement could no longer be approved, because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the Court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. If plaintiffs are successful in obtaining class certification, they are expected to amend the complaint against CNET Networks in the same manner that they amended the complaints against the focus case issuers and to seek certification of a class in the CNET Networks case. Due to the inherent uncertainties of litigation, CNET Networks cannot accurately predict the ultimate outcome of the matter or predict whether it will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. CNET Networks cannot predict the impact of this litigation on its business, financial condition, results of operations or cash flows.

Shareholder Derivative Suits

CNET Networks is named as a nominal defendant in two sets of consolidated derivative actions, one pending in the United States District Court for the Northern District of California (In re CNET Networks, Inc. Shareholder Derivative Litigation) and one pending in San Francisco County Superior Court (In re CNET Networks, Inc. Derivative Shareholder Litigation). In each case, the plaintiffs have alleged that certain of CNET Networks’ current and former officers and directors caused the Company to backdate employee stock option grants. The complaints, which purport to have been brought on CNET Networks’ behalf, seek to recover unspecified damages, for the Company’s benefit, from the individual defendants. The complaints do not seek any monetary relief against CNET Networks, although they seek an award of attorneys’ fees and costs.

The first federal court case was filed on June 19, 2006, and consolidated amended complaints were filed on November 9, 2006 and February 12, 2007. On April 11, 2007, the United States District Court for the Northern District of California dismissed the federal court complaint. On April 30, 2007, the court granted the federal court plaintiffs leave to amend but stayed the case pending a books and records inspection. On June 14, 2007, one of the federal court plaintiffs, together with another purported shareholder, filed a complaint in the Delaware Court of Chancery seeking an order permitting them to inspect various CNET Networks’ books and records. The Delaware case is scheduled for trial in November 2007.

The first state court case was filed on May 31, 2006, and consolidated amended complaints were filed on August 11, 2006 and November 16, 2006. On January 3, 2007, the Superior Court denied CNET Networks’ motion to stay the state court cases, without prejudice, but extended until further notice CNET Networks’ time to respond to the complaint and ordered that no discovery may take place pending further order of the court. The state court plaintiffs have filed a motion to compel CNET Networks to produce to them any documents produced to the federal court plaintiffs in connection with the Delaware books and records proceeding.

CNET Networks cannot predict the impact of this litigation on its business, financial condition, results of operations or cash flows. Except as disclosed above, there have been no material developments in the legal proceedings disclosed in CNET Networks’ Annual Report on Form 10-K for the year ended December 31, 2006.

Guarantee

In conjunction with the ZDNet acquisition in 2000, CNET Networks assumed a guarantee of the obligations of Ziff Davis Media Inc., an unaffiliated company and primary lessee, under a New York City office lease for a total of 399,773 square feet. This lease expires in 2019. The annual average cost per square foot is approximately thirty dollars over the remaining term of the lease. Ziff Davis Media Inc. currently occupies 144,682 square feet of this space. Ziff Davis Media Inc. subleases 205,951 square feet to various entities including The Bank of New York Mellon, FOJP Risk Management and Softbank. In addition, CNET Networks currently subleases and occupies 49,140 square feet of the office space from Ziff Davis Media Inc. These leases and subleases fully cover the current monthly lease payments.

As of September 30, 2007, the total lease payments remaining until the end of the lease term were $140.5 million, excluding the amounts attributable to the sublease with respect to the floor CNET Networks occupies. If the financial condition of any of the sublessees or Ziff Davis Media Inc. were to deteriorate and thereby result in their inability to make lease payments, CNET Networks would be required to make their lease payments under the guarantee. In addition, any expiration of any sublease, the potential resulting vacancy and the inability of Ziff Davis Media Inc. to make the primary lease payments could result in CNET Networks being required to make lease payments on these vacancies.

In connection with that guarantee, CNET Networks has a letter of credit for $15.0 million outstanding as a security deposit. As there is no present obligation to make any payments in connection with this guarantee, CNET Networks has not recorded any liability for this guarantee in its consolidated financial statements.

Financial Commitments

Under the terms of CNET Networks’ credit agreement that was in effect during the year to date period ended September 20, 2007, interest rates applicable to amounts outstanding under CNET Networks’ revolving loan are, at the Company’s option, either the base rate or the Eurodollar rate, where the base rate is the higher of the Federal Funds rate plus 0.5% or the lender’s prime rate. The Eurodollar rate is LIBOR plus an applicable margin based on the Company’s leverage. CNET Networks is required to meet certain monthly and quarterly financial covenants, including minimum levels of consolidated earnings before interest, taxes, depreciation and amortization, unrestricted net liquidity and a minimum liquid capital to total debt ratio. At September 30, 2007, $60.0 million in revolving borrowings was outstanding at an interest rate of 6.86%, and CNET Networks was in compliance with all covenants. This credit facility expired in October 2007 at which time the $60.0 million outstanding on this facility was paid in full.

(11) SUBSEQUENT EVENTS

Debt

On October 12, 2007, the Company entered into a four-year credit agreement with a group of lenders in which CNET Networks can borrow up to an aggregate principal amount of $250.0 million. The credit agreement includes a revolving credit facility (including a letter of credit and swing line subfacilities) with an aggregate principal amount of up to $190.0 million and a term loan in an aggregate principal amount of up to $60.0 million. The credit facility will be used for general corporate purposes and to replace the previous credit agreement. Under the terms of the agreement CNET Networks is required to maintain a maximum consolidated leverage ratio and a minimum fixed charge coverage ratio along with other restrictive covenants customary for agreements of this kind.

Various interest rate options are available under the credit agreement. Interest rates applicable to outstanding amounts under term loans or revolvers are, at the Company’s option, either the base rate or the Eurodollar rate, where the base rate is the higher of the Federal Funds rate plus 0.5% and the lender’s prime rate, and the Eurodollar rate is LIBOR, plus an applicable margin based on the Company’s leverage ratios.

The full amount of the term loan of $60.0 million was drawn down at close and used to repay CNET Networks’ revolving facility which matured on October 12, 2007. The initial interest rate is at 8.22%. The aggregate annual principal payments for the $60.0 million note payable outstanding as of October 12, 2007 are as follows:

(in thousands)
Remainder of 2007	$1,500
2008	6,000
2009	7,500
2010	18,000
2011	27,000

$60,000

Disposal

On October 25, 2007, CNET Networks entered into an asset purchase agreement with AG.com, Inc. (“AG”), a subsidiary of American Greetings Corporation, whereby AG purchased substantially all the assets and assumed certain liabilities of our Webshots reporting unit for approximately $45.0 million in cash. For the nine months ended September 30, 2007, Webshots reporting unit had revenues of $7.8 million and a loss from operations of $0.8 million, as well as a goodwill impairment charge of $19.0 million. In the fourth quarter of 2007, CNET Networks expects to record a gain associated with the sale. In accordance with the provisions of FASB 144, Accounting for Impairment or Disposal of Long-Lived Assets, CNET Networks will reflect this disposal as a discontinued operation.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially. Further information about these forward-looking statements and risks associated with our business can be found in Part II, ITEM 1A “Risk Factors.”

OVERVIEW

CNET Networks, Inc., or CNET Networks, is an interactive media company that builds brands for people and the things they are passionate about, such as technology, entertainment, business, food and parenting. Our leading brands include CNET, GameSpot, TV.com, MP3.com, ZDNet, TechRepublic, BNET, CHOW and UrbanBaby. Founded in 1992, we have a strong presence in the United States, Asia and Europe.

We have determined that our reporting segments are U.S. Media and International Media. U.S. Media consists of an online media network focused on topics that people are highly interested in, such as technology, entertainment, lifestyle and business. International Media includes media properties under several of the same brands as our sites in the United States, with additional brands represented in markets such as China, France, Germany and the United Kingdom and several print publications in China. Within these reporting segments, we earn revenues from:

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

We had an average of 141.1 million unique users per month in the third quarter of 2007 and 124.5 million unique users in the third quarter of 2006. These users generated 91.0 million Web page views per day during the third quarter of 2007 and 86.3 million Web pages views per day during the third quarter of 2006. In the third quarter of 2007, we completed the migration of our U.S. data reporting platforms to our international properties. As such, our user metrics now include the full effect of our new and developing properties in China and Europe. Therefore, these user and page view statistics are not on a comparable basis for 2007 as compared to 2006.

Our focus remains on audience development and creating more engaging experiences for our users. With the addition of more video, audio and other emerging media formats to our properties, we have changed the design on some of our sites to create a more engaging experience for our users by reducing the number of pages a user needs to view while visiting our sites resulting in slower page view growth than historically experienced. While increases or decreases in unique users and daily average page views are not necessarily indicative of increases or decreases in revenues, we believe that these statistics are helpful because they provide insight into the growth of the Internet as an advertising medium resulting from increased user adoption and increased user demand for CNET Networks’ properties in particular.

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

Sales and marketing expenses consist primarily of compensation and related expenses including associated costs for facilities and advertising expenses.

General and administrative expenses consist of compensation and related expenses for executive, finance, legal and administrative personnel and associated costs for facilities and equipment, professional fees and other general corporate expenses.

We evaluate our financial performance primarily on the following key measurements:

•	Revenues

•	Operating income

We evaluate our liquidity primarily on the following key measurements:

•	Operating income before depreciation, amortization, impairments and noncash stock compensation expense

•	Net cash provided by (used in) operating activities

•	Free cash flow

Recent Developments

Debt

On October 12, 2007, we entered into a four-year credit agreement with a group of lenders in which we can borrow up to an aggregate principal amount of $250.0 million. The credit agreement includes a revolving credit facility (including a letter of credit and swing line subfacilities) with an aggregate principal amount of up to $190.0 million and a term loan in an aggregate principal amount of up to $60.0 million. The credit facility will be used for general corporate purposes and to replace our previous credit agreement. Under the terms of the agreement CNET Networks is required to maintain a maximum consolidated leverage ratio and a minimum fixed charge coverage ratio along with other restrictive covenants customary for agreements of this kind.

Various interest rate options are available under the credit agreement. Interest rates applicable to outstanding amounts under term loans or revolvers are, at the Company’s option, either the base rate or the Eurodollar rate, where the base rate is the higher of the Federal Funds rate plus 0.5% and the lender’s prime rate, and the Eurodollar rate is LIBOR, plus an applicable margin based on the Company’s leverage ratio.

The full amount of the term loan of $60.0 million was drawn down at close and used to repay CNET Networks’ revolving facility which matured on October 12, 2007. The initial interest rate is at 8.22%.

Disposal

On October 25, 2007, CNET Networks entered into an asset purchase agreement with AG.com, Inc., a subsidiary of American Greetings Corporation, whereby AG purchased substantially all the assets and assumed certain liabilities of our Webshots reporting unit for approximately $45.0 million in cash. For the nine months ended September 30, 2007, Webshots generated revenues of $7.8 million and contributed $0.8 million of operating loss, excluding impairment. In the fourth quarter of 2007, we expect to record a gain associated with the sale.

RESULTS OF OPERATIONS

Revenues

The following table sets forth our revenues for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
(dollars in thousands)	2007			2006
	Total	U.S. Media	International Media	Total	U.S. Media	International Media
Revenues:
Marketing services	$87,185	$66,723	$20,462	$80,652	$62,664	$17,988
Licensing, fees and user	12,313	10,055	2,258	12,643	10,816	1,827

	$99,498	$76,778	$22,720	$93,295	$73,480	$19,815

Increase over prior year	7%	4%	15%	13%	12%	21%

As a Percentage of Revenues:
Marketing services	88%	87%	90%	86%	85%	91%
Licensing, fees and user	12%	13%	10%	14%	15%	9%

	100%	100%	100%	100%	100%	100%

	Nine Months Ended September 30,
	2007			2006
	Total	U.S. Media	International Media	Total	U.S. Media	International Media
Revenues:
Marketing services	$253,045	$194,916	$58,129	$231,681	$182,028	$49,653
Licensing, fees and user	35,741	29,776	5,965	37,641	32,012	5,629

	$288,786	$224,692	$64,094	$269,322	$214,040	$55,282

Increase over prior year	7%	5%	16%	15%	14%	19%

As a Percentage of Revenues:
Marketing services	88%	87%	91%	86%	85%	90%
Licensing, fees and user	12%	13%	9%	14%	15%	10%

	100%	100%	100%	100%	100%	100%

Total Revenues. Total revenues increased 7% for both the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006 due to growth in our marketing services revenues.

For the three and nine months ended September 30, 2007 as compared to the prior year, revenues increased for both the U.S. Media segment and the International Media segment. The increase in revenues for the U.S. Media segment is related to an increase in marketing services revenue partially offset by a decline in licensing revenue due to the exit of certain event businesses in 2006. For the three months ended September 30, 2007 as compared to the same period in prior year, the increase in revenue for the International Media segment is from acquisitions and the impact of changes in exchange rates on revenues denominated in certain foreign currencies. For the nine months ended September 30, 2007, the increase in revenues for the International Media segment resulted from growth due to acquisitions, the impact of changes in exchange rates on revenues denominated in certain foreign currencies as well as from organic growth, partially offset by businesses exited during the last half of 2006 and lower publishing revenues.

For the three and nine month periods ended September 30, 2007, revenues derived from barter transactions were $4.7 million and $13.9 million, respectively. For the three and nine months ended September 30, 2006, revenues derived from barter transactions were $4.1 million and $11.6 million, respectively. Barter transactions occur when we deliver marketing services in exchange for the marketing services of other companies. These revenues and marketing expenses are recognized at the fair value of the advertisements delivered.

Marketing Services Revenues. Marketing services revenues were $87.2 million and $80.7 million for the three months ended September 30, 2007 and 2006, respectively, and represented 88% and 86% of total revenues, respectively. Marketing services revenues were $253.0 million and $231.7 million and represented 88% and 86% of revenues for the nine months ended September 30, 2007 and 2006, respectively. Marketing services revenues increased by $6.5 million, or 8%, and $21.4 million or 9% for the three and nine months ended September 30, 2007, respectively, as compared to the same periods of the prior year which reflects growth in branded advertising in categories such as consumer electronics and gaming partially offset by decreases in advertising revenues from Webshots. This growth in branded advertising in both the U.S. and International markets was offset by softness in advertising spending from personal computing and related industry customers. The nine months ended September 30, 2007 also experienced a decrease in advertising in our international print publications as compared to the same period of prior year.

Licensing, Fees and User Revenues. Licensing, fees and user revenues were $12.3 million and $12.6 million for the three-month periods ended September 30, 2007 and 2006, respectively, and represented 12% and 14% of total revenues for both three-month periods. Licensing, fees and user revenues were $35.7 million and $37.6 million and represented 12% and 14% of total revenues for the nine-month periods ended September 30, 2007 and 2006, respectively. The $0.3 million, or 3% decrease in the three months ended September 30, 2007 was due to discontinued merchandise sales and a decrease in user revenues from Webshots. The $1.9 million or 5% decrease in the nine months ended September 30, 2007 as compared to the same period in the prior year primarily reflects the discontinuance of the events business in the United States and discontinued merchandise sales, as well as a decrease in user revenues from Webshots.

Operating Expenses

Cost of Revenues, Sales and Marketing, General and Administrative. Total cost of revenues, sales and marketing and general and administrative expenses were $86.5 million and $79.8 million for the three months ended September 30, 2007 and 2006, representing 87% and 86% of total revenues, respectively. Total cost of revenues, sales and marketing, and general and administrative expenses were $257.0 million and $236.4 million for the nine months ended September 30, 2007 and 2006, representing 89% and 88% of total revenues, respectively. These increases related primarily to expanding our workforce to accommodate our anticipated growth. The majority of our cost of revenues, sales and marketing and general and administrative expenses were costs associated with employee compensation, benefits and facilities. These employee-related expenses increased in total by 8% and 9% for the three and nine months ended September 30, 2007, respectively, when compared to the prior year. The increase in employee-related expenses resulted primarily due to higher compensation and benefit costs resulting from an approximate 7% and 9% increase in our average headcount for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in the prior year as we invest in longer-term growth opportunities.

For the three months ended September 30, 2007 and 2006, $4.7 million and $5.0 million, respectively, of noncash stock compensation expense was included in cost of revenues, sales and marketing, and general and administrative. For the nine months ended September 30, 2007 and 2006, $13.9 million and $14.4 million, respectively, of noncash stock compensation expense was included in cost of revenues, sales and marketing, and general and administrative. Noncash stock compensation expense for the three and nine months ended September 30, 2007, included reversals of $0.7 million and $0.6 million, respectively, for expense taken for forfeited and unvested options that pertained to prior periods. Noncash stock compensation expense included in our statement of operations was as follows:

(in thousands)	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Stock compensation expense included in:
Cost of revenues	$962	$2,122	$3,936	$5,996
Sales and marketing	544	1,003	1,961	2,775
General and administrative	3,179	1,879	8,009	5,622

Stock compensation expense	$4,685	$5,004	$13,906	$14,393

For the three and nine months ended September 30, 2007, the U.S. Media segment expenses as a percentage of revenues were 78% and 80%, respectively, compared to 77% and 79% of revenues in the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2007, the International Media segment expenses as a percentage of revenues were 98% and 100%, respectively, compared to 93% and 97% of revenues in the three and nine months ended September 30, 2006, respectively. The increase in expenses in absolute dollars and as a percent of revenues for both the U.S. Media and International segments was primarily due to increased headcount. The International Media operating margins are currently lower than those of our U.S. Media operations due to the earlier stage of development of the online advertising markets in the countries in which we do business.

Stock Option Investigation and Related Matters. We incurred expenses of $0.4 million and $7.7 million during the three and nine months ended September 30, 2007, respectively, and $5.8 million and $7.2 million during the three months and nine months ended September 30, 2006, respectively, related to costs incurred in connection with an internal investigation of our stock option accounting practices and related matters. These expenses represent costs for outside legal counsel and outside accounting experts that were engaged by management in performing the investigation of our stock option accounting and legal fees associated with shareholder derivative suits and government inquiries. Included in the nine months ended September 30, 2007 is $0.9 million representing the incremental fair value of options following our tender offer that resulted in a modification to those options to increase the exercise price and to repay the option holders the difference in cash. Also included in the nine months ended September 30, 2007 was $0.4 million from our payment of state and federal income taxes incurred under Internal Revenue Code Section 409A on behalf of employees for whom such taxes apply as a result of their exercise of discount options. We expect additional expenses to be recorded in 2007 primarily in connection with the derivative suits, but cannot estimate how much these expenses might be in future periods. A portion of our legal expenses incurred related to the our stock option investigation and related matters may be subject to further reimbursement under our insurance coverage, however, the amount of reimbursement cannot be estimated. In the third quarter of 2007, we received a partial reimbursement from our insurance carrier of $0.3 million which was recorded as a reduction of the related expense.

Depreciation and Amortization. Depreciation expense was $6.8 million and $5.9 million for the three months ended September 30, 2007 and 2006, respectively, and was $21.3 million and $16.0 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in depreciation expense is due to increased capital expenditure spending in the prior year related to the launch of new products and to accommodate anticipated growth in users and usage.

Intangible asset amortization expense was $3.3 million and $3.2 million for the three months ended September 30, 2007 and 2006, respectively, and was $9.7 million and $8.7 million for the nine months ended September 30, 2007 and 2006, respectively. Our amortization expense increased due to the amortization of intangible assets that were acquired in 2006 and 2007.

Impairments. We review goodwill and other intangibles for impairment annually as of August 31 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets. As part of this analysis, we compare the fair value of each reporting unit to its carrying value. The August 31, 2007 evaluation was prepared based on our current and projected performance for the identified reporting units. The fair value of our reporting units was determined using a combination of the income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for comparable companies and comparable transactions. In the application of these methodologies, we were required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates, including changes in the economy, the business environment in which we operate, and/or our own relative performance. Any differences in actual results compared to our estimates could result in further future impairments.

For the purpose of assessing goodwill impairment, we regularly review the impact of any changes to its reporting units. In 2007, changes in management and our internal reporting structure, resulted in a change to its reporting units from four in 2006 to ten reporting units in 2007. Management concluded that the reporting structure was finalized in the third quarter of 2007. As a result of this change and as required by SFAS 142, goodwill was reassigned to all the affected reporting units.

Based on its annual SFAS 142 evaluation, we determined that the estimated fair value exceeded the carrying value for each of our reporting units, except the Webshots reporting unit, and determined that our carrying value of goodwill exceeded the implied goodwill, which resulted in an impairment charge of $19.0 million at August 31, 2007.

During the third quarter of 2006, a decision was made to cease operations of our U.S. Media events business. In connection with this decision, an impairment charge of $1.4 million was recorded for the goodwill associated with these operations.

Operating Loss

Our operating loss for the three and nine months ended September 30, 2007 was $16.5 million and $26.0 million, respectively, compared to operating losses of $2.8 million and $0.3 million for the three and nine months ended September 30, 2006, respectively. Although our revenues increased by $6.2 million and $19.5 million in the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, our operating loss for the nine months ended September 30, 2007 increased due to our goodwill impairment and increased personnel costs to support both our new and existing businesses, as well as an increase of stock option investigation and related expenses of $0.8 million for the nine months ended September 30, 2007.

Nonoperating Income and Expense

Realized Gains on Investments. We recognized gains of $0.6 million during the three months ended September 30, 2007 related to sales of certain privately held investments. The gains of $2.2 million recognized during the nine months ended September 30, 2007 included both the gains from sales of privately held investments and the gain from the repayment of a note receivable by a privately-held company that had previously been written-off as uncollectible. We recognized gains of $0.1 million and $0.6 million during the three and nine months ended September 30, 2006, respectively, related to sales of certain privately held investments.

Interest Income and Interest Expense. Interest income is earned on our cash and cash equivalents and investments in marketable debt securities. Interest income decreased by $0.5 million and $1.4 million for the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, due to lower average cash and investment balances.

Interest expense increased in the first nine months of 2007 due to a higher interest rate on our outstanding balance on our $60.0 million line of credit as compared to the interest incurred in the first nine months of 2006 on our $125.0 million 0.75% Convertible Senior Notes that were repaid in October 2006.

Other, net. For the three months ended September 30, 2007, Other, net included a $0.3 million gain resulting from foreign exchange transactions and $0.3 million fair value remeasurement of a put obligation for a minority interest in a subsidiary associated with an acquisition-related liability. Additionally, for the nine months ended September 30, 2007, other, net included a gain from the fair value remeasurement of a stock option liability instrument of $0.7 million. This liability related to a modification of stock option awards for certain terminated employees which allowed an extension of the normal 90-day exercise period.

Income Taxes

Consistent with prior quarters, tax expense primarily reflects cash liabilities. We have not recorded U.S. taxes on an effective-rate basis because projected U.S. pretax accounting income for the year is at or near break-even. The effective U.S. tax rate derived from this break-even projection would change significantly if a small change in estimated income were to occur, thus the estimated effective rate at an interim basis is not reliable in this instance. Accordingly, U.S. taxes for the three and nine months ended September 30, 2007 have been calculated on a discrete basis (i.e., based on actual period-to-date results). Tax expenses for non-US operations other than China and Russia are also computed on a discrete basis because of projected losses or offsetting accumulated losses for which a tax benefit had not previously been recognized.

Liquidity and Capital Resources

When evaluating our overall cash position for the purpose of assessing our liquidity, we consider our cash and cash equivalents and short-term and long-term investments in marketable debt securities.

(in thousands)	September 30, 2007	December 31, 2006
Cash and cash equivalents	$54,901	$31,327
Short-term marketable debt securities	15,976	30,372
Long-term marketable debt securities	509	13,915

	$71,386	$75,614

We evaluate our liquidity primarily on the following key measurements:

•	Net cash provided by operating activities

•	Operating income before depreciation, amortization, impairments and noncash stock compensation expense

•	Free cash flow

Other key factors that impact our liquidity include:

•	Capital expenditures

•	Cash used for investments and acquisitions

•	Debt service, including payments of principal and interest

•	Proceeds from sales of our stock through stock option and employee stock purchase plans.

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $40.7 million for the nine months ended September 30, 2007 included a net loss of $25.8 million, which was offset by certain noncash items such as, depreciation and amortization charges totaling $31.0 million, an impairment charge of $19.0 million, and noncash stock compensation expense of $13.9 million. Net cash provided by operating activities also included cash generated from working capital items, primarily $10.0 million from accounts receivable. Net cash provided by operating activities of $53.2 million for the nine months ended September 30, 2006 included net income of $1.5 million, depreciation and amortization totaling $24.6 million and noncash stock compensation expense of $14.4 million. Net cash provided by operating activities also included cash generated from working capital, primarily $8.4 million for accounts receivable. We may from time-to-time require cash for working capital purposes as our business expands.

Net Cash Used in Investing Activities

Net cash used in investing activities of $27.8 million for the nine months ended September 30, 2007 was primarily due to cash used for acquisitions and capital expenditures, partially offset by proceeds from the sale of marketable debt securities. The net cash used in investing activities for the nine months ended September 30, 2006 of $38.5 million was used to fund capital expenditures and acquisitions.

Acquisitions of property and equipment. Capital expenditures for the nine months ended September 30, 2007 were $22.1 million. These capital expenditures include improvements made on our leased office space in the United Kingdom for the benefit of our landlord. The landlord reimbursed us $2.3 million for certain improvements to the leased facility in a transaction accounted for as a sale-leaseback. Capital expenditures for the full year 2007 are expected to be approximately $30.0 million.

Acquisitions and Investments. Cash used for acquisitions totaled $39.8 million in the nine months ended September 30, 2007, and represents payments for the acquisitions seven acquisitions, as well as the payment of deferred consideration of the 2004 acquisition of Webshots, the 2005 acquisition of TV Tome and the 2006 acquisition of XCar. We routinely evaluate new business opportunities and ventures, including acquisitions, in a broad range of areas and expect to fund such investments through our existing cash and marketable debt securities, cash generated from operations and available bank borrowings.

Operating income before depreciation, amortization, impairments and stock compensation expense. The following table reconciles operating income before depreciation, amortization, impairments and stock compensation expense to operating loss as calculated in accordance with U.S. GAAP for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Operating loss	$(16,463)	$(2,830)	$(25,957)	$(325)
Stock compensation expense	4,685	5,004	13,906	14,393
Depreciation	6,785	5,880	21,265	15,967
Amortization	3,305	3,203	9,734	8,652
Impairments	19,009	1,418	19,009	1,418

Operating income before depreciation, amortization, impairments and stock compensation expense	$17,321	$12,675	$37,957	$40,105

Management believes that operating income before depreciation, amortization, impairments and stock compensation expense is a key liquidity measurement as it can be the primary driver of the cash provided by operating activities, and is useful to management and investors as a supplement to our GAAP financial measures for evaluating the ability of the business to generate cash from operations. In addition, certain ratios used in determining compliance with certain financial covenants for our $250.0 million credit facility exclude from our reported results the impact of depreciation, amortization, stock compensation expense and non-recurring cash expenses. Operating income before depreciation, amortization, impairments and stock compensation expense should be considered in addition to, and not as a substitute for, other measures of financial performance prepared in accordance with GAAP.

Depreciation, amortization and impairments are noncash items and include within them amounts related to past transactions and expenditures that are not necessarily reflective of the current cash or capital requirements of the business. Stock compensation expense is a noncash item that does not reflect upon the ability of the business to generate cash from operations.

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

Excluding noncash charges consisting of depreciation, amortization, impairments and stock compensation expense, our operating income was $17.3 million and $12.7 million for the three months ended September 30, 2007 and 2006, respectively. Excluding noncash charges consisting of depreciation, amortization, impairments and stock compensation expense, our operating income was $38.0 million and $40.1 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in operating income before depreciation, amortization, impairments and stock compensation expense in 2007 as compared to 2006 was due to an increased investment in additional personnel for both our new and existing businesses and costs of our stock option investigation and related matters partially offset by an increase in revenues.

Free cash flow. Free cash flow is defined as net cash provided by operating activities less capital expenditures. Free cash flow for the nine months ended September 30, 2007 was $18.6 million (cash provided by operating activities of $40.7 million, less capital expenditures of $22.1 million that includes a $2.3 million reimbursement from the landlord for improvements to our leased space in the United Kingdom that was accounted for as a sale-leaseback). This compares to free cash flow for the nine months ended September 30, 2006 of $26.3 million. The decrease in free cash flow in the first nine months of 2007 as compared to the same period in 2006 resulted from our net loss in 2007 compared to net income in 2006.

The following table summarizes the components of free cash flows:

(in thousands)	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities	$40,717	$53,218
Capital expenditures	(22,106)	(26,891)

Free cash flow	$18,611	$26,327

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

Net Cash Provided by Financing Activities

Cash provided by financing activities of $10.4 million and $7.2 million for the nine months ended September 30, 2007 and 2006, respectively, was due to the issuance of common stock through the exercise of stock options in both periods and the purchase of stock through our employee stock purchase plan.

Debt and Cash Balances

As of September 30, 2007, we had $66.1 million of outstanding indebtedness, of which $63.3 million was classified as current, including $60.0 million outstanding on our former line of credit that was due in October 2007. We were in compliance with all debt covenants at September 30, 2007 and expect to be in compliance with the covenants under our new credit facility. As of September 30, 2007 we had long-term borrowings totaling $2.8 million comprised of Swiss mortgage notes payable.

As of September 30, 2007, we had cash and investments of $71.4 million. We have prepared a forecast for 2007 which is based on our current expectations regarding revenue growth and associated operating expense and capital spending levels. If our actual results should differ materially from our expectations, our liquidity may be adversely impacted. If that were to occur, we may take steps to adjust our operating costs and capital expenditures to levels necessary to support our anticipated business levels. We may also need to raise additional equity or borrow additional funds to achieve our longer-term business objectives. We cannot assure you, however, that such equity or borrowings will be available or, if available, will be terms which are acceptable to us. Our ability to raise such additional capital, however, will depend on market conditions at the time.

On October 12, 2007, we entered into a new four-year credit agreement under which we can borrow up to an aggregate principal amount of $250.0 million. The credit agreement includes a revolving credit facility with an aggregate principal amount of up to $190.0 million and a term loan in an aggregate principal amount of up to $60.0 million. The new credit agreement replaced the previous $60.0 million credit agreement, which was repaid with the term loan borrowings under the new credit agreement. Under the terms of the agreement CNET Networks is required to maintain a maximum consolidated leverage ratio and a minimum fixed change coverage ratio along with other restrictive covenants customary for agreements of this kind. Various interest rate options are available under the credit agreement. Interest rates applicable to outstanding amounts under term loans or revolver are, at the Company’s option, either the base rate or the Eurodollar rate, where the base rate is the higher of the Federal Funds rate plus 0.5% and the lender’s prime rate, and the Eurodollar rate is LIBOR, plus an applicable margin based on the Company’s leverage ratio. The initial interest rate applicable to the $60.0 million term loan borrowing is 8.22%.

On October 25, 2007, we entered into an asset purchase agreement with AG.com, Inc., a subsidiary of American Greetings Corporation, whereby AG purchased substantially all the assets and assumed certain liabilities of our Webshots reporting unit for approximately $45.0 million in cash.

We believe that our anticipated cash flows from operating activities coupled with existing cash and investment balances will be sufficient to fund our working capital, debt service and purchases of property, plant and equipment through September 30, 2008. The performance of our business is dependent on many factors and subject to risks and uncertainties as discussed under “Risk Factors that May Affect Future Operating Performance” in Part II, ITEM 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in our 2006 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

On September 15, 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. Current industry practice will change as a result of SFAS 157’s definition of fair value, methods for measuring fair value and expanded disclosure regarding fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes and changes in the market values of our investments.

Interest Rate Risk. We are exposed to market rate risk due to changes in interest rates on our credit facility that we entered into on October 12, 2007 under which we can borrow up to $250.0 million. Interest rates applicable to amounts outstanding under this facility are at variable rates based on the Eurodollar rate plus an applicable margin based on our leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows but does not impact the fair value of the instrument. We initially borrowed $60.0 million on this facility on October 12, 2007 as a term loan at a rate of approximately 8.2%. A one percent increase in the interest rate would increase annual interest expense from $4.9 million to $5.5 million.

We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. Investments in both fixed rate and floating rate interest bearing instruments carry a degree of interest rate risk. The fair market value of our fixed-rate securities may be adversely impacted due to a rise in interest rates. While floating rate securities generally are subject to less interest-rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. We invest our excess cash in debt instruments of the United States Government and its agencies, in high-quality corporate issuers and, by policy, limit both the term and amount of credit exposure to any one issuer. We do not currently hold any investments in asset-backed securities. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Accordingly, our future investment income may fluctuate due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

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

United States Attorney and SEC Inquiries

On June 26, 2006, we received a grand jury document subpoena from the U.S. Attorney for the Northern District of California requesting records pertaining to the granting of stock options. We produced documents to the U.S. Attorney’s Office in late 2006, and the U.S. Attorney’s Office has not requested any further documents from us since that time.

In May 2006, we received notice that the Securities and Exchange Commission (“SEC”) was conducting an informal inquiry into CNET Networks’ stock option grants. In May 2007, we learned that the SEC had issued a formal order of investigation and served subpoenas on certain of our former officers and directors in connection with its inquiry. On September 4, 2007, we received notice that the SEC’s investigation had been terminated and no enforcement action had been recommended.

Class Action Suits

Two shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York on August 16, 2001 and September 26, 2001. A Consolidated Amended Complaint, which is not the operative complaint, was filed on April 19, 2002. The complaint names as defendants Eric Hippeau, Timothy O’Brien, and investment banks that were the underwriters of the public offering of ZDNet series of Ziff-Davis stock (the ZDNet Offering), and CNET Networks as successor in liability to Ziff-Davis. The claims under the Securities Exchange Act were later dismissed, as were the claims against the individuals. The complaint alleges the receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the ZDNet Offering and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the ZDNet Offering was false and misleading and in violation of the securities laws because it did not disclose the arrangements. For more details on this matter, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Second Circuit vacated the district court’s order granting class certification in six of the approximately 300 nearly identical actions that are part of the consolidated litigation. These six cases are the class certification “focus cases,” which were selected by plaintiffs and do not include CNET Networks. The focus cases are intended to serve as test cases. The Second Circuit rejected the plaintiffs’ petition for rehearing, but noted that plaintiffs could ask the district court to certify a more narrow class than the one that was rejected. Prior to the Second Circuit opinion, Plaintiffs, Ziff-Davis, CNET Networks and other issuer defendants sued in similar cases had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement agreement could no longer be approved, because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the Court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. If plaintiffs are successful in obtaining class certification, they are expected to amend the complaint against the focus case issuers and to seek certification of a class in the CNET Networks case. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter or predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. We cannot predict the impact of this litigation on our business, financial condition, results of operations or cash flows.

Shareholder Derivative Suits

CNET Networks is named as a nominal defendant in two sets of consolidated derivative actions, one pending in the United States District Court for the Northern District of California (In re CNET Networks, Inc. Shareholder Derivative Litigation) and one pending in San Francisco County Superior Court (In re CNET Networks, Inc. Derivative Shareholder Litigation). In each case, the plaintiffs have alleged that certain of our current and former officers and directors caused the company to backdate employee stock option grants. The complaints, which purport to have been brought on CNET Networks’ behalf, seek to recover unspecified damages, for the company’s benefit, from the individual defendants. The complaints do not seek any monetary relief against CNET Networks, although they seek an award of attorneys’ fees and costs.

The first federal court case was filed on June 19, 2006, and consolidated amended complaints were filed on November 9, 2006 and February 12, 2007. On April 11, 2007, the United States District Court for the Northern District of California dismissed the federal court complaint. On April 30, 2007, the court granted the federal court plaintiffs leave to amend but stayed the case pending a books and records inspection. On June 14, 2007, one of the federal court plaintiffs, together with another purported shareholder, filed a complaint in the Delaware Court of Chancery seeking an order permitting them to inspect various CNET Networks books and records. The Delaware case is scheduled for trial in November 2007.

The first state court case was filed on May 31, 2006, and consolidated amended complaints were filed on August 11, 2006 and November 16, 2006. On January 3, 2007, the Superior Court denied our motion to stay the state court cases, without prejudice, but extended until further notice our time to respond to the complaint and ordered that no discovery may take place pending further order of the court. The state court plaintiffs have filed a motion to compel us to produce to them any documents produced to the federal court plaintiffs in connection with the Delaware books and records proceeding.

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

Several factors, many of which are outside of our control, contribute to our revenue growth. Some scenarios that might impede our revenue growth in the future include:

•	our failure to maintain existing customers and to attract new marketing customers due to competition from other media outlets, dissatisfaction with our services or reduced advertising budgets;

•	our loss of advertising and other marketing opportunities to competitors, especially as other media companies increase their online presence in areas where we focus;

•	our inability to attract advertisers and users for our newer websites;

•	our loss of revenue related to any sale or closure of an existing business;

•	our inability to respond to ad-blocking technology might decrease the effectiveness of online advertising;

•	our failure to attract and retain users to our websites where advertising inventory is purchased;

•

weakness in corporate and consumer spending in the markets in which we operate, including in the United States, the United Kingdom, China, France and Australia, may lead to a decline in advertising, which is the primary source of our revenues;

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

A relatively small number of advertisers contribute a significant percentage of our revenues. Our top one hundred customers in the United States contributed 53% of our consolidated revenues in the quarter ended September 30, 2007. These customers may not continue to use our services to the same extent, or at all, in the future. A significant reduction in advertising by one or more of our largest customers could have a material adverse effect on our financial condition and results of operation.

Users may not always accept, or may be drawn away from, our brands, content and services.

Our future success depends upon the strength of our brands and our ability to deliver original and compelling content and services that attract and retain users. We will endeavor to continue building existing brands and introducing new brands that resonate with their audiences, but we may not be successful. The specialized nature of certain of our sites may limit those sites’ potential user base. Our content and services might not be attractive to a sufficient number of users to generate revenues consistent with our estimates. In addition, we might not develop new content or services in a timely or cost-effective manner. If we are not successful in growing our user base and increasing user interaction on our sites, then our ability to attract the advertisers who seek to market to the demographic represented by our user base may be affected which would in turn impact our revenues. Our ability to successfully develop and produce content and services is subject to numerous uncertainties, including the ability to:

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

We earn fees when users search the content of our partners. There are currently many other businesses that offer similar services. In addition, users may prefer to contact our partners directly rather than return to our sites. If we are unable to continue to attract users to our sites, to maintain the fees we charge our partners for these services or maintain the current or similar terms of our relationships with our partners, then our business, operating results and financial condition may be adversely affected. Most of our agreements with merchants under which activity-based fees are earned are terminable by either party on ten to thirty days notice.

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

The matters relating to the Special Committee’s and Management’s review of our past stock option granting practices and the restatement of our consolidated financial statements may adversely impact our business.

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

As a result of our delayed filing of our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2006 and September 30, 2006, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until after November 2007. We may use Form S-1 to raise capital or complete acquisitions, but doing so could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

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

We intend to continue to pursue new business opportunities and ventures to expand our business, including acquisitions, investments and new product developments in a broad range of content areas and in various domestic and international markets. During the first nine months of 2007, we completed seven acquisitions. Our decision to pursue these activities is accompanied by risks, including, among others:

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

In addition, both our current $250.0 million credit facility as well as our recently retire $60.0 million revolving line of credit contain significant restrictions on additional further borrowings which could impact our ability to fund acquisitions or to pay for capital purchases.

Changes in our tax rate and the outcomes of routine tax audits could affect our future results.

Our future effective tax rates could be affected by changes in the valuation of our deferred tax assets and liabilities, changes in the mix of earnings in countries with differing statutory tax rates, or by changes in tax laws or their interpretations. In addition, we are subject to the continuous examination of our tax returns by the Internal Revenues Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from examinations may have an adverse effect on our business, operating results and financial condition.

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

We maintain an international presence through a variety of international structures and business operations. We have wholly-owned operations in Australia, France, Germany, Japan, Russia, Singapore, Switzerland and the United Kingdom. We also have license arrangements in various other countries throughout the world. We operate our operations in China through a variety of entities some of which are owned indirectly by us through local management in order to comply with local ownership and regulatory licensing requirements. We believe our current ownership structure complies with all existing Chinese laws. It is possible, however, that the Chinese government may change the applicable laws or take a different interpretation of existing laws. If we were found to be in violation of any existing or future Chinese laws or regulations, we could be subject to fines and other financial penalties, have our licenses revoked, or be forced to discontinue our business entirely.

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

We have a substantial level of debt and interest expense. At September 30, 2007 we had $66.1 million of outstanding indebtedness, of which $63.3 million was classified as a current liability, including $60.0 million outstanding on a line of credit that we repaid in October 2007 with borrowings under our new $250.0 million credit facility. In addition, the terms of our new $250.0 million credit facility limit the circumstances under which we can incur additional debt and require that we maintain minimum consolidated leverage and fixed charge ratios relative to adjusted earnings before interest, taxes, depreciation and amortization. The level of our indebtedness and the associated covenants, among other things, could:

•	restrict our ability to make investments in the Company by requiring us to keep a minimum level of liquidity

•	make it difficult for us to satisfy our obligations with respect to our indebtedness;

•	make it difficult for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate operating purposes;

•	require us to dedicate a substantial portion of our cash flow from operations to service interest and principal payments on our debt;

•	limit our flexibility in planning for or reacting to changes in our business;

•	reduce funds available for use in our operations;

•	place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources;

•	impair our ability to incur additional debt because of financial and other restrictive covenants; and

•	make us more vulnerable in the event of a downturn in our business or an increase in interest rates.

As of September 30, 2007, we had cash and investments of $71.4 million. We have prepared a forecast for 2007 which is based on our current expectations regarding revenue growth and associated operating expense and capital spending levels. If our actual results should differ materially from our expectations, our liquidity may be adversely impacted. If that were to occur, we may take steps to adjust our operating costs and capital expenditures to levels necessary to support our incoming business. We may also need to raise additional equity or borrow additional funds to achieve our longer-term business objectives.

However, if we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various covenants of our $250.0 million credit facility, we would be in default, which would permit our lender to accelerate the maturity of the indebtedness. Any default under our credit facility could have a material adverse effect on our financial condition and adversely impact our business.

Our business, operating results and financial condition may be impacted by certain contingencies related to our guarantee of certain lease obligations.

In conjunction with the ZDNet acquisition in 2000, we assumed a guarantee of the obligations of Ziff Davis Media Inc., an unaffiliated company and primary lessee, under a New York City office lease for a total of 399,773 square feet. This lease expires in 2019. The annual average cost per square foot is approximately thirty dollars over the remaining term of the lease. Ziff Davis Media Inc. currently occupies 144,682 square feet of this space. Ziff Davis Media Inc. subleases 205,951 square feet to various entities including The Bank of New York, FOJP Risk Management and Softbank. In addition, we currently sublease and occupy 49,140 square feet of the office space from Ziff Davis Media Inc. These leases and subleases fully cover the current monthly lease payments.

As of September 30, 2007, the total lease payments remaining until the end of the lease term were $140.5 million, excluding the amounts attributable to our sublease with respect to the floor we occupy. If the financial condition of any of the sublessees or Ziff Davis Media Inc. were to deteriorate and thereby result in their inability to make lease payments, we would be required to make their lease payments under the guarantee. In addition, any expiration of any sublease, the potential resulting vacancy and the inability of Ziff Davis Media Inc. to make the primary lease payments could result in us being required to make lease payments on these vacancies.

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

In the past, we have generated operating losses, as well as net losses, as was the case in the three and nine months ended September 30, 2007. Although we generated net income in 2006, our ability to generate positive net income in 2007 or subsequent periods may be negatively impacted by:

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

In 2007, we changed our reporting units to reflect the change in the Company’s internal management and reporting structure. This resulted in a change from four reporting units to ten reporting units. As is required by SFAS 142, when an entity reorganizes its reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill is reassigned to the affected reporting units using a relative fair value allocation approach. Based on this evaluation, we determined that the fair value exceeded the carrying value of goodwill and other intangible assets for each of its reporting units as of August 31, 2007, except for the Webshots reporting unit. Therefore, an impairment of $19.0 million was recorded.

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

Effective January 1, 2006, we adopted SFAS 123(R), Share-Based Payment, for stock-based employee compensation. Our stock compensation expense was $4.7 million in the quarter ended September 30, 2007 and is also expected to be significant in future periods, which will have an adverse impact on our operating income and net income. Our option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the amount of our stock compensation expense. Our stock compensation expenses may also be greater than expected if the fair value of our stock increases. In addition, an increase in the competitiveness of the market for qualified employees could cause us to issue more stock options or other securities than expected, which would increase our stock compensation expense.

A substantial number of shares of common stock may be sold, which could affect the trading price of our common stock.

We have a substantial number of shares of common stock subject to stock options. As of September 30, 2007, we had 7.1 million shares of common stock available for future grant under our stock option and employee stock purchase plans and 23.9 million issuable upon the future exercise of outstanding stock options. In addition, as of September 30, 2007, we have approximately 250 million shares of authorized but unissued shares of our common stock that are available for future sale. We cannot predict the effect, if any, that future sales of shares of our common stock, or the availability of shares of our common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of our common stock, including shares issued in connection with acquisitions or upon the exercise of stock options or warrants or the conversion of debt securities that may be issued in the future, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

2.1	Asset Purchase Agreement by and between CNET Networks, Inc. and AG.com, Inc. dated as of October 25, 2007 (incorporated by reference from Exhibit 2.1 to CNET Networks’ Current Report on Form 8-K filed on October 31, 2007)

3.1	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 to CNET Networks’ Current Report on Form 8-K filed on September 14, 2007)

10.1	Credit Agreement, dated as of October 12 2007, among CNET Networks, Inc., Bank of America, N.A., as administrative agent, Swing Line Lender and L/C issuer and the Other Lenders party thereto, Wachovia Bank, National Association, as syndication agent, and Banc of America Securities, LLC, as sole lead arranger and sole book manager (incorporated by reference from Exhibit 10.1 to CNET Networks’ Current Report on Form 8-K filed on October 16, 2007)

31.1	Certificate of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Principal Executive Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certificate of Principal Financial Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNET Networks, Inc.

(Registrant)

/s/ George E. Mazzotta
George E. Mazzotta
Chief Financial Officer

Dated: November 2, 2007

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement by and between CNET Networks, Inc. and AG.com, Inc. dated as of October 25, 2007 (incorporated by reference from Exhibit 2.1 to CNET Networks’ Current Report on Form 8-K filed on October 31, 2007)

3.1	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 to CNET Networks’ Current Report on Form 8-K filed on September 14, 2007)

10.1	Credit Agreement, dated as of October 12 2007, among CNET Networks, Inc., Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer and the Other Lenders party thereto, Wachovia Bank, National Association, as syndication agent, and Banc of America Securities, LLC, as sole lead arranger and sole book manager (incorporated by reference from Exhibit 10.1 to CNET Networks’ Current Report on Form 8-K filed on October 16, 2007)

31.1*	Certificate of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Principal Executive Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Certificate of Principal Financial Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herein.