Form 10-K
period 2007-12-31
CNET NETWORKS INC
filed 2008-02-27
CIK 1015577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-33915

CNET Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3696170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

235 Second Street, San Francisco, CA 94105

(Address of principal executive offices including zip code)

Telephone Number (415) 344-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The Nasdaq Stock Market, Inc.
Preferred Stock Purchase Rights	The Nasdaq Stock Market, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.  YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

As of June 30, 2007, the aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing price for the registrant’s common stock as reported in the Nasdaq Global Market System was $905,120,839. Shares of common stock held by each officer and director and by each person who owns ten percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate is not necessarily a conclusive determination for any other purpose.

The total number of shares outstanding of the issuer’s common stock (its only class of equity securities), as of February 20, 2008 was 152,222,951.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act and are incorporated by reference in Part III.

PART I.

Item 1.	Business

Forward-Looking Statements

This Annual Report on Form 10-K (including the following sections regarding Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors) contains “forward- looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products, brands and services, and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or “continue,” and any other words of similar meaning. These forward-looking statements speak only as of the date hereof. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong and may cause our actual results to differ materially from forecasted or historical results. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. You are advised, therefore, to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission (“SEC”). Also note that we provide cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business in the section entitled “Risk Factors”. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

OVERVIEW

CNET Networks, Inc. (“CNET Networks”) is an interactive media company that builds brands for people and the things they are passionate about, such as technology, entertainment, business and food. The Company’s leading brands include BNET, CNET, GameSpot, TV.com and CHOW. Founded in 1992, CNET Networks has a strong presence in the United States, Asia and Europe.

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

CNET Networks was incorporated in the state of Delaware in December 1992. Our principal executive offices are located at 235 Second Street, San Francisco, California 94105. Our phone number is (415) 344-2000.

PRODUCTS AND SERVICES

We operate a portfolio of websites. Our brands offer content-rich environments for millions of engaged people to participate in topics that they care deeply about. Our brands include, but are not limited to, BNET, CNET, GameSpot, TV.com and CHOW. Many of our international sites operate under the same brands as our U.S. sites, with additional brands in local markets such as Arts-Culinaires in France, Silicon.de in Germany and ZOL and XCar in China.

During 2007, we continued to realize the potential of our existing brands while at the same time identifying new growth opportunities. In 2008, we are increasing our focus on our brands that we believe can be category leaders. These brands include BNET, CHOW, CNET, GameSpot and TV.com. These premium brands have consistently and repeatedly proven that they deliver for today’s marketers and consumers. Since launching BNET in March 2007, the site has been recognized by the industry as a leading BtoB (business-to-business) website. BNET offers practical insight and straightforward tools that address the challenges business managers face every day. To support the growth of BNET, we purchased FindArticles which has allowed us to gain access to original content from ten million resource articles including journals, magazines, and other print sources of essential business topics, further solidifying BNET as a go-to resource for business professionals.

As part of our strategy to focus on our core brands, we sold our Webshots business. We also opened up our properties, launching the Open Content Platform, which allows us to export our content via widgets into other environments and import premium content from other publishers into our sites to enhance our users’ experience on our own sites. The Open Content Platform is an easy, scalable way for us to share content with publishers from around the web, giving consumers access to the content they want, where they want it.

These efforts contributed to growth in the size of our audience and further established our leading-position among the top Internet properties. According to comScore Media Metrix, the audience measurement division of comScore Networks, we were the tenth largest Internet network in the world based on total unique users in December 2007. Based on our internal log data, we had an average of 148 million unique users per month during the fourth quarter of 2007, generating nearly 83 million web page views per day. During the fourth quarter of 2007, time spent across our U.S. properties continued to grow, up 12% compared to the year-ago quarter (excluding the exited Webshots business).

As the pace of change continues to accelerate across the media landscape, marketers are competing for the time and attention of an audience that has a multitude of media choices. Our brands provide large marketing platforms for advertisers to create brand awareness and market their products to an influential, passionate audience, which we believe represent some of the most desirable attributes and demographics for brand marketers. During 2007, we continued to expand our focus beyond our traditional customer base, which historically has been largely concentrated in the technology and video game categories, into new categories of general consumer advertising dollars, such as entertainment. We believe advertisers recognize the value of the broad reach we have and that our brands provide targeted content to audiences that are passionate about these categories. The effort to extend our customer base into more general consumer categories was a contributor to growth late in 2007 and remains an opportunity for the coming years as these advertisers increasingly look to the Internet to place their marketing dollars.

As the media landscape rapidly evolves, the Internet continues to gain relevance as a marketing medium. In 2007, online advertising was expected to make up approximately 8% of total worldwide advertising, according to ZenithOptimedia, an indicator that the online advertising market is still early in its development. In addition, as consumer-media consumption continues to change, trending towards more Internet usage and interactive environments, we believe that the Internet will become even more relevant as a branding medium and that interactive media companies, like CNET Networks, should benefit from these trends.

Our primary areas of measurement and decision-making include two principal business segments, U.S. Media and International Media. U.S. Media consists of our media network with brands focused on people and the things they are passionate about. Our International Media business operates media properties under many of the same brands as our U.S. sites, with additional brands represented in markets such as China and the United Kingdom. We also publish several print publications in China.

We earn revenues from:

•

Marketing Services: sales of display media advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement appears in pages viewed by users of our websites) and activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant, search, download or direct marketing partners). For 2007, marketing services revenues represented 89% of our total revenues.

•

Licensing, Fees and Users: licensing our product database and online content, subscriptions to our online services and print publications, and other paid services. For 2007, licensing, fees and users revenues represented 11% of our total revenues.

U.S. MEDIA

Interactive Business

Our U.S. Media interactive business includes all aspects of our U.S.-based online media brands. This business offers information, community and commerce services in areas such as technology, entertainment, business, food and parenting to millions of users each day. Most of our content is offered free of charge to users; however, we do provide some content on a subscription, fee or licensing basis. This content is delivered using sophisticated and scalable technology platforms that include several key components, such as content publishing and advertising delivery, and online commerce services.

Leading Brands

CNET (www.cnet.com) is where people go to discover the latest in technology and consumer electronics. Driven by a trusted voice and a passionate community, CNET creates an open environment for people to find and use the best products to fit their lifestyle. The combination of CNET’s news, product reviews, downloads and user-generated content helps people navigate a world gone digital. News.com and Download.com are integrated under the CNET brand.

GameSpot (www.gamespot.com) provides gamers with comprehensive, engaging and unbiased game information for console, PC and portable platforms. The site’s coverage includes previews and reviews on the most popular titles, breaking news, live webcasts, online tournaments, game downloads, videos, guides, hints and more. GameSpot also has one of the most active online gaming communities fueled by a free, innovative social networking service that makes it easy and fun for gamers to meet and interact with other like-minded enthusiasts. The GameSpot family also includes GameFAQs, Game Rankings, SportsGamer, and GameSpot Trax, the industry’s premier real-time market intelligence tool.

BNET (www.bnet.com) offers practical insight and straightforward tools that address the challenges business managers face every day. The site produces original content, as well as offering an extensive collection of classic and current business white papers, case studies, webcasts, audiocasts and other interactive content, created and categorized for decision makers in a variety of business functions. In addition, through the acquisition of FindArticles, users have access to a library of 10 million resource articles from over 3,000 independent publishers. The site also offers targeted email alerts and newsletters, syndicated content available through rich site summary (RSS) feeds and business blogs for professionals throughout the enterprise.

TV.com (www.tv.com) provides in-depth show summaries, episode guides and downloads, biographies, photos and news. This content is enriched by an active, vocal community of tech-forward TV fanatics who express themselves via show summaries, reviews, ratings, blogs, forums, polls and videos. The site also features exclusive content such as live-event coverage, full episode streams and behind-the-scenes footage, plus expert editorial features and original webcasts.

CHOW (www.chow.com) is an interactive online media property for food and drink enthusiasts. CHOW combines original editorial content from the team that created CHOW Magazine with the passionate community of “Chowhounds” to create a different kind of food website for those who live to eat. CHOW includes recipes, tips for entertaining, restaurant reviews, recent trends in food, personality features and the passionate and opinionated voice of its users.

Other Brands

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

UrbanBaby (www.UrbanBaby.com) targets new and expectant mothers. This critically acclaimed site reaches a dedicated audience through an active website, daily email newsletters focusing on the hottest trends, vibrant message boards, helpful classifieds, offline events and direct-marketing initiatives. UrbanBaby’s recognition that life does not end with motherhood is apparent in the tone and content of this fashion-forward, urban lifestyle site.

Scalable Platforms

We have standardized technology platforms which enable the delivery of content, advertising and search results, as well as create universal data collection and registration systems. Our ability to scale and leverage infrastructure has allowed for greater ease of publication of our content and more effective targeting, delivery, and monetization of our inventory network-wide. In addition, this standardized platform brings leverage when building or acquiring new online properties. We continuously monitor, enhance and improve the functionality of these platforms to optimize and improve the user experience and deliver better solutions for our marketing partners.

Our commerce platforms are designed to link buyers with sellers of products and services. We help individuals and businesses decide what products to buy by providing news, reviews, recommendations, detailed product specifications, real-time prices from competing vendors, merchant ratings, product availability and shipping costs. We believe our online comparison shopping services, which provide comprehensive product and buying information, are valuable to users because they provide unbiased information and choice of merchants. These shopping services are valuable to merchants and advertisers because they provide a platform for creating brand awareness and generating sales leads.

In addition, with the integration of search functionality across our content categories, our users are provided with additional access to relevant content in the form of sponsored search links on our properties, while providing us with additional revenue opportunities from a broader set of merchants. Sponsored search results are provided by our primary search partner.

An important component of our technology platforms is the product information that powers these commerce services. Our product database contains more than 3.5 million technology and entertainment products and related product images, descriptions and specifications. Consistent, comprehensive and accurate product data is important not only to our commerce services but also to every business engaged in online commerce. We have been able to leverage this data by licensing it to third parties through our database licensing business.

Our systems and overall network capabilities allow us to provide our advertising customers with data and business intelligence regarding user activity and the effectiveness of their marketing campaigns to enhance their business or marketing decision process.

We continue to monitor the latest developments in technology and seek to make the appropriate changes to ensure that we’re delivering a world-class experience for our users, as well as delivering the most effective solutions for our marketing partners.

INTERNATIONAL MEDIA

We provide relevant online content in local languages to the various markets we serve worldwide. We maintain an Internet presence in eight countries, which are comprised of China, the United Kingdom, France, Australia, Japan, Germany, Singapore and Taiwan. Our international websites operate under many of the same brands as our sites in the U.S., including CNET, ZDNet and GameSpot, with other local brands represented in markets such as China, France and the United Kingdom.

During 2007, we continued to expand our Chinese coverage beyond our traditional IT focus into broader, more consumer-focused categories like autos. In January 2008, we acquired Cheshi.com, one of China’s leading automotive market websites, to complement XCar and GoCar, which we acquired in 2006. We also expanded our China operations into the women’s lifestyle category with the acquisition of OnlyLady.com in August 2007. OnlyLady caters to consumers in China’s high-growth fashion and cosmetics industries. We also continued to develop brands like CNET and GameSpot in local international markets.

Additionally, we operate a direct marketing division, CNET Direct, which focuses on one-to-one marketing solutions serving direct marketing campaigns into more than 18 countries. We publish magazines in China, primarily in the technology and entertainment categories.

MARKETING

We design our marketing activities to promote our multiple brands and to attract users, viewers and readers to our online network and print publications. Our marketing programs include interactive and print advertising campaigns and participation in trade shows, conferences and speaking engagements. In 2007, we spent $24.6 million (which included $18.0 million in barter advertising expenses) to market our products, brands and services. We expect to continue to market our brands, products and services in the future.

CUSTOMERS

For the years ended December 31, 2007 and 2006, revenues from one customer, Google, Inc., represented 10% of total revenues. For the year ended December 31, 2005, no single customer generated revenues that exceeded 10% of total revenues.

GEOGRAPHIC REGIONS

For information regarding the geographic areas in which we do business, please see Note 14, “Segments and Geographic Information” of Item 8—“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

EMPLOYEES

At December 31, 2007, we had approximately 2,700 employees on a worldwide basis. We have not experienced work stoppages and believe our employee relations are good.

INTELLECTUAL PROPERTY

Trademarks, trade names, service marks and other proprietary rights, as well as our ability to use U.S. and foreign laws to protect our intellectual property are important to our success and competitive position.

We have obtained federal trademark registrations for a number of our marks in the U.S., including CNET, ZDNet, TechRepublic and GameSpot. U.S. trademark registrations may be renewed indefinitely based on our continued use. While we have applied for and obtained registration for many of our marks in countries outside of the U.S. where we do business, we have not been able to obtain registration of all of our key marks in such jurisdictions, in some cases due to opposition by individuals and companies employing similar marks. We also claim common law protection on certain names and marks that we have used in connection with our business activities.

We rely on copyright law to protect our original content. We rely on trade secrets, copyright laws, patent laws, confidentiality agreements with our employees and third parties and protective contractual provisions to protect the proprietary technologies that we have developed. We have 15 issued U.S. patents with respect to certain of our software systems, methods and related technologies. Patents in the U.S. have a twenty-year life from the date of first filing of the patent application. We have also registered numerous trademarks, domain names and logos in the U.S. and foreign countries.

We also rely on certain technology licensed from third parties to conduct certain aspects of our business. We may be required to license additional technology in the future for use in managing our Internet sites and providing related services to users and advertising customers.

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

Our brands also face competition from other sites in the vertical markets we serve. For example, our gaming properties compete with other gaming sites such as IGN Entertainment, and our business properties compete with business websites such as WSJ.com and Forbes.com. As Internet media consumption and advertising continues to gain share, we compete with a variety of online properties for users and marketers, including the following: general purpose portals like AOL, MSN and Yahoo!, especially as these properties expand their content offering in our areas of expertise; search engines like Google, Yahoo! and MSN; online comparison shopping and retail properties, including Shopping.com, Amazon.com and eBay; food and lifestyle sites, such as Epicurious; and emerging platforms such as blogs, podcasts and video properties. We believe our ability to combine content and community in a unique branded environment, coupled with expertise in building online brands for people and the things they are passionate about, provide us with many advantages over our competitors.

SEASONALITY AND CYCLICALITY

We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly with economic conditions. Because a majority of our revenues are derived from advertising, fluctuations in advertising spending generally, or with respect to Internet-based spending specifically, could adversely impact our revenue. In addition, given that we earn a significant portion of our revenue from key categories such as personal technology, consumer electronics and video games, any product cycles occurring in these industries could have an adverse impact on our revenue growth. In addition, online marketing spending follows seasonal consumer behavior throughout the calendar year to reflect trends during the calendar year. In recent years, approximately 30% of our annual revenues have been earned in the fourth quarter.

Item 1A.	Risk Factors

You should carefully consider the risks described below before making an investment decision regarding our securities. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks. The risks described below and elsewhere in this report including in “Forward-Looking Statements” are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Our revenues might not grow, and they might decrease due to economic and other factors.

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

We may not be able to achieve our targeted financial measures and accordingly we may fail to make expected improvements in our overall profit measures.

We have identified various financial measures as a useful way to evaluate our operating performance and liquidity. We may fail to achieve our financial measure targets. Some of the factors that could cause us not to achieve these targets include:

•	a failure to achieve projected revenue growth;

•	greater than expected expenses due to a decision to invest in new products, services or websites;

•	acquisitions of businesses that cannot immediately achieve these financial measures;

•	greater than expected compensation expenses due to competition for qualified employees;

•	significant expense related to stockholder proposals, including the announced stockholder proposals by JANA Partners;

•	material costs related to pending and future legal proceedings;

•	a failure to manage the costs associated with innovation and growth; or

•	an inability to achieve or to execute on an effective sales strategy.

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

Our brands also face competition from other sites in the vertical markets we serve. For example, our gaming properties compete with other gaming sites such as IGN Entertainment, and our business properties compete with websites such as WSJ.com and Forbes.com. As Internet media consumption and advertising continues to gain share, we compete with a variety of online properties for users and marketers, including the following: general purpose portals like AOL, MSN and Yahoo!, especially as these properties expand their content offering in our areas of expertise; search engines like Google, Yahoo! and MSN; online comparison shopping and retail properties, including Shopping.com, Amazon.com and eBay; food and lifestyle sites, such as Epicurious; and emerging platforms such as blogs, podcasts and video properties. We expect competition for advertisers and users to remain or become more intense and we may not be able to compete successfully in the market.

Our advertising and other operating revenues may be subject to fluctuations, which could have a material adverse effect on our business, operating results and financial condition.

We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly with economic conditions. Because a majority of our revenues are derived from advertising, fluctuations in advertising spending generally, or with respect to Internet-based spending specifically, could adversely impact our revenues. In addition, marketing spending follows seasonal consumer behavior throughout the calendar year to reflect trends during the calendar year, with spending historically weighted towards the fourth quarter. Consistent with industry trends, our revenues in 2007 were weighted toward the end of the year, with 31% of our revenues being earned in the fourth quarter.

Most of our revenues are derived from short-term contracts which may not be renewed.

Our revenues are derived in large part from the sale of advertising and we expect that this will continue to be the case for the foreseeable future. Most of our advertising contracts are short-term and are subject to termination by the customer at any time on thirty-day prior written notice. Advertisers who have longer-term contracts may fail to honor their existing contracts or fail to renew their contracts. If a significant number of advertisers or a few large advertisers decided not to continue advertising on our websites, we could experience an immediate and substantial decline in our revenues over a relatively short period of time.

We depend on, and receive, a significant percentage of our revenues from a relatively small number of advertisers.

A relatively small number of advertisers contribute a significant percentage of our revenues. Our top fifty customers in the United States contributed 47% of our consolidated revenues in the quarter ended December 31, 2007. These customers may not continue to use our services to the same extent, or at all, in the future. A significant reduction in advertising by one or more of our largest customers, such as revenues from Google which represented 10% of 2007 total revenues, could have a material adverse effect on our financial condition and results of operations.

Users may not always accept, or may be drawn away from, our brands, content and services.

Our future success depends upon the strength of our brands and our ability to deliver original and compelling content and services that attract and retain users. We will endeavor to continue building existing brands and introducing new brands that resonate with their audiences, but we may not be successful. The specialized nature of certain of our sites may limit the potential user base of those sites. Our content and services might not be attractive to a sufficient number of users to generate revenues consistent with our estimates. In addition, we might not develop new content or services in a timely or cost-effective manner. If we are not successful in growing our user base and increasing user interaction on our sites, then our ability to attract the advertisers who seek to market to the demographic represented by our user base may be adversely affected which would in turn impact our revenues. Our ability to successfully develop and produce content and services is subject to numerous uncertainties, including the ability to:

•	anticipate and successfully respond to rapidly changing consumer tastes and preferences;

•	fund new program development;

•	attract and retain qualified editors, producers, writers, and technical personnel; and

•	successfully expand our content offerings into new platform and delivery mechanisms.

Our business may be impacted by any event that decreases the amount of the time that users spend on our properties, including geopolitical events and natural disasters. During these times, our traffic and revenues may decrease.

We may not innovate and adapt to market opportunities and industry changes at a successful pace.

Our industry is rapidly adopting new technologies, standards and business models to create and satisfy consumer demand and to more effectively address market opportunities. It is critical that we continue to innovate, anticipate and adapt to these changes to ensure that our content delivery platforms, services and products attract our users, advertisers and partners. In addition, we may discover that we must make significant expenditures to achieve this goal and to enable us to be positioned to benefit from market and industry changes. If we fail to accomplish these goals, our business, financial condition and results of operations may be adversely affected and we may lose users and the advertisers that seek to reach those users.

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

We depend in part on third parties for Internet traffic to our websites and changes to their operations or our failure to develop and maintain relationships with them or use their technologies successfully could result in decreased traffic. Any reduction in users on our websites could negatively impact our ability to earn revenues. A significant portion of our users visit our websites by conducting a search on a search engine, such as Google, MSN or Yahoo!, and following a link displayed in the search results. Changes in the methodologies used by these search engines to display results or our failure to successfully optimize our sites for search engine ranking could result in our websites receiving less favorable placements, which could reduce the number of users who link to our sites from these search engines. In addition, we rely on the cooperation of owners and operators of other Internet sites with whom we have syndication and other arrangements to generate traffic to our Internet sites. Our ability to maintain these relationships will continue to be critical to the success of our Internet operations. If we are unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if our competitors are better able to capitalize on these relationships, we could see a reduction in the numbers of users of our websites, which could adversely impact our revenues.

We may have difficulties with our acquisitions, investments and new product developments.

We intend to continue to pursue new business opportunities and ventures to expand our business, including acquisitions, investments and new product developments in a broad range of content areas and in various domestic and international markets. During 2007, we completed nine acquisitions. Our decision to pursue these activities is accompanied by risks, including, among others:

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

•	additional burdens on our management personnel and financial and operational systems;

•	difficulty assimilating the operations, technology, corporate culture and personnel of the newly acquired businesses;

•	potential disruption to our ongoing business;

•	possible inability to retain key personnel;

•	additional operating losses and expenses associated with the activities and expansion of acquired businesses, including expenses associated with amortization of purchased intangible assets;

•	possible impairment of relationships with existing employees and advertising customers;

•	potential undisclosed liabilities associated with new or acquired businesses; and

•

for foreign acquisitions and investments, additional risks related to the integration of operations across different cultures and languages, currency risks, and the particular economic, political, and regulatory risks associated with specific countries.

Additionally, our $250.0 million credit facility contains significant restrictions on additional borrowings and acquisitions which could impact our investment and acquisition strategies.

The matters relating to the Special Committee’s and management’s review of our past stock option granting practices and the restatement of our consolidated financial statements have resulted in expanded litigation and regulatory proceedings and may result in future litigation which could harm our financial results.

On May 22, 2006, we announced that our Board of Directors had appointed a Special Committee comprised of independent directors to conduct, with the assistance of legal counsel and outside accounting experts, an internal investigation relating to past option grants, the timing of such grants and related accounting matters. The Special Committee reached a preliminary conclusion in July 2006 concluding that the actual measurement dates for certain stock options granted between 1998 and 2001 differed from the recorded measurement dates. Charges related to the change in these stock option measurement dates were determined to be material and as a result, on January 29, 2007, we filed restated financial statements for 2005, 2004 and 2003 and the first quarter of 2006.

Our past stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation. As described in Part II, Item 3, “Legal Proceedings,” several derivative complaints have been filed against our directors and certain of our current and former executive officers pertaining to allegations relating to stock option grants. We cannot guarantee that new lawsuits related to the investigation or our restatements will not be filed, and we cannot predict the outcome of any current or potential future litigation or regulatory proceeding against us or our directors or officers. The amount of time to resolve these lawsuits is unpredictable and doing so may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business. Any settlement between the parties in these litigations may result in material costs to our company. In addition, we have certain indemnification obligations to our current and former officers and directors that are named in these actions for, among other things, the advancement of certain legal expenses and the indemnification of certain judgments and settlements.

Our business could be adversely impacted by the outstanding shareholder proposals and related litigation.

In January 2008, a group led by hedge fund JANA Partners, LLC declared its intent to submit proposals, among other things, to amend our bylaws to increase the size of our board of directors to 13 and to nominate seven directors to stand for election at our 2008 Annual Meeting of Stockholders. We informed JANA that these proposals were improper under our bylaws. On January 7, 2008, JANA filed a complaint against us in the Delaware Court of Chancery challenging the application of certain provisions of our bylaws to JANA’s proposals. We anticipate that responding to these proposals and litigation will be time-consuming, expensive and disruptive to normal business operations. In addition, our $250.0 million credit facility includes certain events, including a “change of control”, that would cause a default under the credit facility and permit the lender to accelerate the maturity of any outstanding indebtedness with the lender and to terminate the facility. If JANA Partners’ proposals are successful and all of JANA’s nominees are elected to our board of directors, a “change of control” may be deemed to occur under our credit facility. Any default under our credit facility could have a material adverse effect on our financial condition and adversely impact our business. In addition, we are a party to contracts, including severance agreements, which may contain provisions triggered upon a “change in control”.

We have limited protection of our intellectual property and could be subject to infringement claims that may result in costly litigation, the payment of damages or the need to revise the way we conduct our business.

Our success and ability to compete are dependent in part on the strength of our proprietary rights, on the goodwill associated with our trademarks, trade names and service marks and on our ability to use United States and foreign laws to protect them. Our intellectual property includes our original content, our editorial features, logos, brands, domain names, the technology that we use to deliver our products and services, the various databases of information that we maintain and make available through our Internet sites or by license and the appearance of our Internet sites. We claim common law protection on certain names and marks that we have used in connection with our business activities. While we have applied for and obtained registration of many of our marks in countries outside of the United States where we do business, we have not been able to obtain registration of all of our key marks in such jurisdictions, in some cases due to opposition by people employing similar marks. In addition to laws in the United States and foreign jurisdictions, we rely on confidentiality agreements with our employees and third parties and protective contractual provisions to protect our intellectual property.

Worldwide policing of our intellectual property rights is a difficult task and we might not be able to identify instances of infringement. Our content is widely distributed to third parties through licensing arrangements, and we cannot be certain our third party licensees will always take actions to protect the value of our proprietary rights and reputation. Intellectual property laws, our agreements and our patents may not be sufficient to prevent others from copying or otherwise obtaining and using our content or technologies. Others may develop technologies that are similar or superior to ours, which could negatively impact our business. In seeking to protect our trademarks, copyrights, patents and other proprietary rights, or defending ourselves against claims of infringement brought by others, with or without merit, we could face costly litigation and the diversion of our management’s attention and resources.

Notwithstanding the efforts that we have taken to ensure that we have sufficient rights to the intellectual property that we use, we could still be subject to claims of infringement. For instance, there has been a recent increase in the granting and attempted enforcement of business process patents that cover practices that may be widely employed in the Internet industry. We have, on occasion, been approached by holders of patents alleging that our services infringe their patents and, in some cases, have been sued by other patent holders alleging patent infringement. Many companies that offer services similar to ours have been approached and, in some cases, sued by other patent holders alleging patent infringement. We could be required to enter into costly royalty arrangements with the holders of these patents or to revise our services to ensure non-infringement or to avoid litigation. If we are unsuccessful in avoiding patent infringement liability, we would incur significant expenses and could be subject to damage awards, including damages for past infringement and royalties for future use of the patented method or technology. If we are found to violate any such patent, and we are unable to enter into a license agreement on reasonable terms, our ability to offer services could be materially and adversely affected. Even if we prevail against defending these claims, the fees and costs associated with the defense of these matters could be significant. We have not historically procured insurance for patent infringement.

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

Changes in regulations could adversely affect the way that we operate.

It is possible that new laws and regulations in the United States and elsewhere will be adopted covering issues affecting our business, including:

•	privacy and use of personally identifiable information;

•	copyrights, trademarks and domain names;

•	obscene or indecent communications;

•	pricing, characteristics and quality of Internet products and services;

•	marketing practices, such as direct marketing or adware;

•	the ability of children to access our services;

•	regulations regarding net neutrality;

•	taxation of Internet usage and transactions; and

•	securities and tax regulations.

Increased government regulation, or the application of existing laws to online activities, could:

•	decrease the growth rate of the Internet;

•	reduce our revenues;

•	increase our operating expenses; and

•	expose us to significant liabilities.

We cannot be sure what effect any future material noncompliance by us with these laws and regulations or any material changes in these laws and regulations could have on our business, operating results and financial condition.

There are a number of risks associated with international operations that could adversely affect our business.

We maintain an international presence through a variety of international structures and business operations. We have wholly-owned operations in Australia, France, Germany, Japan, Russia, Singapore, Switzerland and the United Kingdom. We also have license arrangements in various other countries throughout the world. We operate our operations in China through a variety of entities some of which are owned indirectly by us through local management in order to comply with local ownership and regulatory licensing requirements. We believe our current ownership structure complies with all existing Chinese laws. It is possible, however, that the Chinese government may change the applicable laws or take a different interpretation of existing laws. If we were found to be in violation of any existing or future Chinese laws or regulations, we could be subject to fines and other financial penalties, have our licenses revoked or be forced to discontinue our business entirely.

There are additional risks inherent in doing business in international markets, such as the following:

•	weak economic conditions in foreign markets, especially in the business sector;

•	challenges caused by distance, language and cultural differences and in doing business with foreign entities and governments;

•	uncertainty as to the acceptance of our services in different countries;

•	longer collection cycles in some countries;

•	current, and unforeseen changes in, legal and regulatory requirements;

•	difficulties in staffing and managing multi-national operations;

•	currency exchange rate fluctuations, which could reduce our revenues as reported under U.S. generally accepted accounting principles (GAAP), increase our expenses and dilute our operating margins;

•	difficulties in finding appropriate foreign licensees or joint venture partners;

•	potential adverse tax requirements;

•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States; and

•	foreign political and economic uncertainty.

Changes in our tax rate and the outcomes of routine tax audits could affect our future results.

Our future effective tax rates could be affected by changes in the valuation of our deferred tax assets and liabilities, changes in the mix of earnings in countries with differing statutory tax rates or by changes in tax laws or their interpretations. In addition, we are subject to the continuous examination of our tax returns by the Internal Revenues Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. The outcomes from examinations may have an adverse effect on our business, operating results and financial condition.

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

Our ability to attract and maintain relationships with users, advertisers and strategic partners will depend on the satisfactory performance, reliability and availability of our Internet infrastructure. Our Internet advertising revenues relate directly to the number of advertisements and other marketing opportunities delivered to our users. System interruptions or delays that result in the unavailability of Internet sites or slower response times for users would reduce the number of impressions and leads delivered. This could reduce revenues as the attractiveness of our sites to users, strategic partners and advertisers decreases. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. Further, we do not have multiple site backup capacity for all of our services in the event of any such occurrence. We may experience service disruptions for the following reasons:

•	occasional scheduled maintenance;

•	equipment failure;

•	an increase in traffic volumes to our sites beyond our infrastructure’s capacity;

•	disruptions in the services provided to us by third parties;

•	natural disasters, telecommunications failures, power failures or other system failures; and

•	viruses, hacking, intentional acts by third parties to disrupt our services or other events.

In addition, our business may be impacted by any event that decreases the amount of the time that users spend on our properties, including geopolitical events and natural disasters. During these times, our traffic and revenues may decrease.

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

We have a substantial level of debt and interest expense. At December 31, 2007 we had $64.0 million of outstanding indebtedness, of which $8.9 million was classified as a current liability. In addition, the terms of our $250.0 million credit facility limit the circumstances under which we can incur additional debt and require that we maintain certain financial ratios related to cash liquidity and the level of debt relative to adjusted earnings before interest, taxes, depreciation, amortization and certain other charges and expenses. The level of our indebtedness and the associated covenants, among other things, could:

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

As of December 31, 2007, we had cash and investments of $107.4 million. We have prepared a forecast for 2008 which is based on our current expectations regarding revenue growth and associated operating expense and capital spending levels. If our actual results should differ materially from our expectations, our liquidity may be adversely impacted. If that were to occur, we may take steps to adjust our operating costs and capital expenditures to levels necessary to support our incoming business. We may also need to raise additional equity or borrow additional funds to achieve our longer-term business objectives.

However, if we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various covenants of our $250.0 million credit facility, we would be in default, which would permit our lender to accelerate the maturity of our outstanding indebtedness with the lender and to terminate the facility. Any default under our credit facility could have a material adverse effect on our financial condition and adversely impact our business.

Our business, operating results and financial condition may be impacted by certain contingencies related to our guarantee of certain lease obligations.

In conjunction with the ZDNet acquisition in 2000, we guaranteed certain lease obligations of Ziff Davis Media Inc. (“Ziff Davis Media”), an unaffiliated company, in New York City. This New York lease expires in June 2019 and covers approximately 400,000 square feet of space on nine floors. We currently occupy one floor covering approximately 49,000 square feet. Ziff Davis Media along with various sublessees including The Bank of New York Mellon and Softbank, Inc. occupy space on the additional eight floors. As of December 31, 2007, the total lease payments remaining until the end of the lease term were $137.9 million, excluding the amounts attributable to our sublease with respect to the floor we occupy. In addition, we have a lease guarantee related to an office space in Oak Brook, Illinois for which Ziff Davis Media is the primary lessee. In December 2006, Ziff Davis Media ceased making monthly payments under the Oak Brook lease agreement. The total lease payment and associated operating costs due from that date through the lease termination in December 2008 is $1.2 million. The landlord has initiated legal action to collect rents against Ziff Davis Media and against CNET Networks as a guarantor.

If Ziff Davis Media is either unable or unwilling to make the required rent payments under either the New York lease or Oak Brook lease, we could become liable for any shortfalls due under the respective lease agreements. In addition, any termination of a sublease or any deterioration in the commercial real estate market in New York City or Illinois could adversely impact the timing and lease rates received from new sublessees of this space. Any shortfalls in lease payments resulting from vacancies, including space currently occupied by us and Ziff Davis Media, as well as any sublease rental rates below amounts contractually owed by Ziff Davis Media, could adversely impact our financial results and could result in a significant use of cash.

We have generated significant losses in the past and cannot assure you that we will report positive net income in the future. If our revenues do not increase, we may not be able to adjust spending in a timely manner to maintain positive net income.

In the past, we have generated operating losses, as well as net losses. Although we generated operating income and net income in 2007, our ability to generate net income and income from operations in 2008 or subsequent periods may be negatively impacted by:

•	shortfalls in revenues;

•	factors that may cause us not to achieve our target financial measures as described in more detail in a prior risk factor;

•

an inability to decrease expenses in a timely manner to offset any revenue shortfalls or expenses associated with cost-reduction measures, such as severance, lease termination payments, contract termination costs or impairment charges;

•	an adverse outcome of an examination of our tax returns by tax authorities;

•	payments associated with contingent liabilities, such as litigation or our guarantee of the New York lease of Ziff Davis Media as described in more detail in a prior risk factor;

•	changes in the valuation of our deferred tax assets and liabilities; or

•	any transactions such as impairments or losses on investments.

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

In 2007, we changed our reporting units to reflect the change in the Company’s internal management and reporting structure. This resulted in a change in reporting units (reporting units are defined by Statement of Financial Accounting Standard (“SFAS”) 142, Goodwill and Other Intangible Assets (“SFAS 142”)), and this change in reporting structure increased our reporting units from four to ten. As is required by SFAS 142, when an entity reorganizes its reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill is reassigned to the affected reporting units using a relative fair value allocation approach. We determined that the fair value exceeded the carrying value of goodwill and other intangible assets for each of our reporting units as of August 31, 2007, except for the Webshots reporting unit. Therefore, an impairment of $19.0 million was recorded.

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

Effective January 1, 2006, we adopted SFAS 123(R), Share-Based Payment, for stock-based employee compensation. Our stock compensation expense was $19.0 million for the year ended December 31, 2007 and is also expected to be significant in future periods, which will have an adverse impact on our operating income and net income. Our option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the amount of our stock compensation expense. Our stock compensation expenses may also be greater than expected if the fair value of our stock increases. In addition, an increase in the competitiveness of the market for qualified employees could cause us to issue more stock options or other securities to employees, which could increase our stock compensation expense.

A substantial number of shares of common stock may be sold, which could affect the trading price of our common stock.

We have a substantial number of shares of common stock subject to stock options. As of December 31, 2007, we had 10 million shares of common stock available for future grant under our stock option and employee stock purchase plans and 19 million issuable upon the future exercise of outstanding stock options. In addition, as of December 31, 2007, we had approximately 248 million shares of authorized but unissued shares of our common stock that are available for future sale. We cannot predict the effect, if any, that future sales of shares of our common stock, or the availability of shares of our common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of our common stock, including shares issued in connection with acquisitions or upon the exercise of stock options or warrants or the conversion of debt or preferred equity securities that may be issued in the future, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

The trading value of our common stock may be volatile and decline substantially.

The trading price of our common stock is subject to wide fluctuations, which are a result of a number of events and factors, including:

•	quarterly variations in operating results;

•	announcements of innovations requiring significant expenditures;

•	new products, services, strategic developments or business combinations by us or our competitors;

•	changes in our financial estimates or that of securities analysts;

•	announcements relating to the appointment or resignation of a member of senior management;

•	restatements of previously issued financial results;

•	our sale of common stock or other securities in the future;

•	changes in recommendations of securities analysts;

•	developments in litigations or other governmental proceedings against us, or new litigations or governmental proceedings;

•	the operating and securities price performance of other companies that investors may deem comparable to us; and

•	news reports, including those relating to trends in the Internet.

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

Provisions of our certificate of incorporation, bylaws, rights agreement and Delaware law could deter takeover attempts.

Some provisions in our certificate of incorporation and bylaws, as well as the provisions of our rights plan could delay, prevent or make more difficult a merger, tender offer, proxy contest or change of control. Our stockholders might view any transaction of this type as being in their best interest since the transaction could result in a higher stock price than the current market price for our common stock. Any delay or prevention of a merger, tender offer, proxy contest or change of control could cause the market price of our common stock to decline.

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

On January 11, 2008, our board of directors adopted a stockholders’ rights plan, commonly known as a “poison pill,” which could result in the significant dilution of the proportionate ownership of any person that engages in an unsolicited attempt to take over our company and, accordingly, could discourage potential acquirers.

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

We are headquartered in San Francisco, California, where we occupy approximately 283,000 square feet of leased office space. In addition to our San Francisco office, we have several leased offices throughout the U.S., including New York City; Cambridge, Massachusetts; Irvine, California; and Louisville, Kentucky. We also have leased offices in Europe, Asia and Australia.

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

Class Action Suits

Two shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York on August 16, 2001 and September 26, 2001. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint named as defendants Eric Hippeau, Timothy O’Brien, investment banks that were the underwriters of the public offering of ZDNet series of Ziff-Davis stock (the ZDNet Offering), and CNET Networks as successor in liability to Ziff-Davis. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The claims under the Securities Exchange Act were later dismissed, as were the claims against the individuals. The complaint alleged the receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the ZDNet Offering and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs alleged that the prospectus for the ZDNet Offering was false and misleading and in violation of the securities laws because it did not disclose the arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with over 300 nearly identical actions filed against other companies and their underwriters. On February 19, 2003, the Court granted our motion to dismiss the Section 10(b) claim with leave to replead, and denied the motion to dismiss the Section 11 claim. Plaintiffs did not replead the Section 10(b) claim, and the time to replead that claim has expired.

On December 5, 2006, the Second Circuit vacated the district court’s order granting class certification in six of the approximately 300 nearly identical actions that are part of the consolidated litigation. These six cases are the class certification “focus cases,” which were selected by plaintiffs and do not include us. The focus cases are intended to serve as test cases, and the district court’s decisions with respect to the focus cases are intended to serve as strong guidance for the parties in the remaining cases. The Second Circuit rejected the plaintiffs’ petition for rehearing, but noted that plaintiffs could ask the district court to certify more narrow classes than those that were rejected. Prior to the Second Circuit opinion, Plaintiffs, Ziff-Davis, we and other issuer defendants sued in similar cases had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement agreement could no longer be approved. On June 25, 2007, the Court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. On December 21, 2007, the issuers and the underwriters filed papers opposing plaintiffs’ class certification motion and plaintiffs filed an opposition to defendants’ motions to dismiss. On January 28, 2008, the issuers and the underwriters filed reply briefs in further support of their motions to dismiss the amended complaints.

Shareholder Derivative Suits

We are named as a nominal defendant in two sets of consolidated derivative actions, one pending in the United States District Court for the Northern District of California (In re CNET Networks, Inc. Shareholder Derivative Litigation) and one pending in San Francisco County Superior Court (In re CNET Networks, Inc. Derivative Shareholder Litigation). In each case, the plaintiffs have alleged that certain of our current and former officers and directors caused us to backdate employee stock option grants.

The complaints, which purport to have been brought on the Company’s behalf, seek to recover unspecified damages, for our benefit, from the individual defendants. The complaints do not seek any monetary relief against us, although they seek an award of attorneys’ fees and costs.

The first federal court case was filed on June 19, 2006, and consolidated amended complaints were filed on November 9, 2006 and February 12, 2007. On April 11, 2007, the United States District Court for the Northern District of California dismissed the federal court complaint. On April 30, 2007, the court granted the federal court plaintiffs leave to amend but stayed the case pending a books and records inspection. On June 14, 2007, one of the federal court plaintiffs, together with another purported shareholder, filed a complaint in the Delaware Court of Chancery seeking an order permitting them to inspect various of our books and records. On November 21, 2007, the Delaware Court of Chancery granted their request in part. The federal court case is currently scheduled for trial in February 2009.

The first state court case was filed on May 31, 2006, and consolidated amended complaints were filed on August 11, 2006 and November 16, 2006. On January 3, 2007, the Superior Court denied our motion to stay the state court cases, without prejudice, but extended until further notice our time to respond to the complaint and ordered that no discovery may take place pending further order of the court. The state court plaintiffs have filed a motion to compel the Company to produce to them any documents produced to the federal court plaintiffs in connection with the Delaware books and records proceeding. The motion to compel is scheduled for hearing in March 2008.

JANA Litigation

JANA Master Fund, Ltd. commenced an action in the Delaware Court of Chancery on January 7, 2008 against us, seeking declaratory and injunctive relief requesting, among other things, that the court declare certain provisions of our bylaws invalid and enjoin the application of such provisions, which require stockholders to have held $1,000 worth of our common stock for at least one year in order to propose business or nominate directors. In addition, the complaint asks the court to compel production of certain stocklist materials pursuant to Section 220 of the Delaware General Corporation Law. We answered the complaint on January 22, 2008, denying any wrongdoing and asserting affirmative defenses, and subsequently the parties resolved JANA’s claim under Section 220 and agreed to produce certain of the items requested. On February 4, 2008, JANA filed a motion for judgment on the pleadings with respect to its request for injunctive relief against the application of our bylaws, to the extent such bylaws would preclude JANA and certain other alleged stockholders aligned with it from proceeding at the 2008 Annual Meeting of stockholders to (a) nominate two persons for election as Class III directors; (b) propose that the bylaws be amended to cause an increase in the size of the board from eight to 13 directors; and (c) nominate an additional five persons to fill the new directorships resulting from such increase. Our response to the motion is due on February 22, 2008, with argument on the motion scheduled for March 3, 2008. We believe JANA’s claims are without merit, and intend to vigorously defend against them.

There are no other legal proceedings to which we are a party that are reasonably expected to be material to our business or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Global Select Market System of the Nasdaq Stock Market (“Nasdaq”) under the symbol “CNET.”

The following table sets forth the ranges of high and low trading prices of the common stock for the quarterly periods indicated, as reported by Nasdaq.

	2007		2006
	High	Low	High	Low
First quarter	$9.50	$8.02	$16.09	$12.72
Second quarter	9.88	8.15	14.35	7.50
Third quarter	8.94	6.90	10.15	7.07
Fourth quarter	9.39	7.12	9.98	8.22

We have never declared or paid a cash dividend on our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future. We intend to retain any earnings to fund operations and working capital requirements, as well as capital expenditures and expansion.

At February 20, 2008, the closing price for our common stock as reported by Nasdaq was $7.51, and the number of holders of record of our common stock was 873.

The following graph compares the cumulative total return of the common stock during the period commencing December 31, 2002 to December 31, 2007, with the Nasdaq Global Market Index and the Amex Interactive Week Internet Index (the “Peer Group Index”). The Nasdaq Composite Index, which includes over 3,000 companies, measures all Nasdaq domestic and international based common type stocks listed on the Nasdaq Stock Market. The graph depicts the results of investing $100 in the common stock, the Nasdaq Global Market and the Peer Group Index at closing prices on December 31, 2002, and assumes that all dividends were reinvested.

Item 6.	Selected Financial Data

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

We have made several acquisitions in the past five years, none of which are considered material to our results of operations. Upon the sale of the Webshots business in October 2007, all results for the Webshots business were reclassified for all periods from continuing operations to a discontinued operation presentation.

	Fiscal Year Ended December 31,
(in thousands, except per share data)	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data:
Total revenues	$405,895	$369,259	$319,765	$266,080	$210,031
Total operating expenses (a)	390,008	361,748	295,278	270,285	248,380
Operating income (loss)	15,887	7,511	24,487	(4,205)	(38,349)
Total non-operating income (expense)(b)(c)	1,638	(190)	(1,248)	10,186	(4,358)
Income (loss) from continuing operations	196,243	5,987	23,422	6,064	(33,836)
Net income (loss) (d)(e)	176,475	6,836	19,583	1,839	(33,836)
Basic net income (loss) per share, continuing operations	$1.30	$0.04	$0.16	$0.04	$(0.24)
Diluted net income (loss) per share, continuing operations	$1.29	$0.04	$0.15	$0.04	$(0.24)
Basic net income (loss) per share	$1.17	$0.05	$0.13	$0.01	$(0.24)
Diluted net income (loss) per share	$1.16	$0.04	$0.13	$0.01	$(0.24)
Shares used in basic per share calculation	151,333	149,076	146,030	142,162	139,127
Shares used in diluted per share calculation	152,320	152,313	152,615	148,017	139,127
Consolidated Balance Sheet Data:
Cash and cash equivalents	$88,626	$31,327	$55,895	$29,560	$65,913
Total marketable debt securities	18,806	44,287	54,023	44,392	51,267
Working capital (deficit)	160,818	(2,764)	134,013	55,924	80,205
Total assets	638,284	433,807	455,566	408,479	353,229
Total debt (c)	63,968	78,348	141,766	139,621	118,128
Stockholders’ equity	$498,983	$264,343	$252,536	$194,917	$171,891

a)	In 2007 and 2006, we recorded expenses of $8.4 million and $13.7 million, respectively, related to costs incurred in connection with the investigation of our stock option accounting practices and related matters. In 2003, a total of $9.8 million was included in operating expenses representing costs to realign our business.

b)	In 2004, we recognized net gains of $14.9 million on the sale of our privately-held investments to third parties.

c)	In 2006, we repaid $125.0 million of 0.75% Senior Convertible Notes upon receipt of a notice of acceleration under the indenture governing the notes. Due to this note repayment, we wrote off $2.2 million of related deferred debt issuance costs in 2006. In 2004, we redeemed the outstanding balance of $113.7 million of our 5% Convertible Subordinated Notes with the proceeds from the offering of $125.0 million of 0.75% Senior Convertible Notes. The redemption of the 5% notes resulted in the write-off of approximately $1.0 million of deferred debt issuance costs and a $1.6 million prepayment penalty.

d)	Net income for the year ended December 31, 2007 included a loss of $19.8 million from discontinued operations related to the October 2007 sale of our Webshots business. The 2007 results of operations for the Webshots business included a $19.0 million goodwill impairment charge. Income from discontinued operations for the year ended December 31, 2006 included Webshots and our Computer Shopper business which was sold in February 2006 and totaled $0.8 million. Loss from discontinued operations was $3.8 million, $4.2 million and $9.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

e)	In 2007, we released a tax valuation allowance on our deferred tax assets of $184.2 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CNET Networks, Inc. is an interactive media company that builds brands for people and the things they are passionate about, such as technology, entertainment, business and food. Our leading brands include BNET, CNET, GameSpot, TV.com and CHOW. Founded in 1992, CNET Networks has a strong presence in the U.S., Asia, and Europe.

We have determined that our reportable operating segments are U.S. Media and International Media. U.S. Media consists of an online media network focused on topics that people are highly interested in, such as technology, entertainment, lifestyle and business. International Media includes media properties under several of the same brands as our sites in the United States, with additional brands related to automotive and women’s fashion represented in markets such as China. We also have several print publications in China focused on technology and games and entertainment. Within these business segments, we earn revenues from:

•

Marketing Services: sales of display media advertisements on our Internet network through impression-based advertising (fees earned from the number of times an advertisement appears in pages viewed by users of our websites) and activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant, search, download or direct marketing partners).

•	Licensing, Fees and Users: licensing our product database and online content, subscriptions to our online services and print publications, and other paid services.

Based on our internal log data, we had an average of 148 million unique users per month in the fourth quarter of 2007 compared to 136 million unique users in the fourth quarter of 2006. These users generated 83 million web page views per day during the fourth quarter of 2007 and 85 million web pages views per day during the fourth quarter of 2006. In the third quarter of 2007, we completed the migration of our U.S. data reporting platforms to our international properties. As such, our user metrics now include the full effect of our new and developing properties in China and Europe. Therefore, these user and page view statistics are not on a comparable basis for 2007 as compared to 2006.

Our focus remains on audience development and creating more engaging experiences for our users. With the addition of more video, audio and other emerging media formats to our properties, we have changed the design on some of our sites to create a more engaging experience for our users by reducing the number of pages a user needs to view while visiting our sites, resulting in slower page view growth than we have historically experienced. While increases or decreases in unique users and daily average page views are not necessarily indicative of increases or decreases in revenues, we believe that these statistics are helpful because they provide insight into the growth of the Internet as an advertising medium resulting from increased user adoption and increased user demand for our properties in particular.

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

Sales and marketing expenses consist primarily of compensation and related expenses, costs for facilities and advertising expenses.

General and administrative expenses consist of compensation and related expenses for executive, finance, legal and administrative personnel, costs for facilities, professional fees and other general corporate expenses.

We evaluate our financial performance primarily on the following key measurements:

•	Revenues

•	Operating income

We evaluate our liquidity primarily on the following key measurements:

•	Operating income before depreciation, amortization, impairments and noncash stock compensation expense

•	Net cash provided by operating activities

•	Free cash flow, which is net cash provided by operating activities less capital expenditures

2007 Results

During 2007, we continued to realize the potential of our existing brands while at the same time identifying new growth opportunities.

Revenues grew by $36.6 million as we expanded our offerings both domestically and internationally with new products, partnerships and acquisitions. In the U.S., our BNET and CNET properties were extended by the acquisitions of FindArticles and TechTracker, while our gaming presence was expanded in France through the acquisition of GameKult. Additionally, we entered the women’s fashion category in China through the acquisition of OnlyLady.

In October 2007, we sold our Webshots business. Upon the sale of the Webshots business, which was a reporting unit within our U.S. Media reporting segment, all results for the Webshots business were reclassified for all periods from continuing operations to a discontinued operation presentation.

Our operating income was $15.9 million in 2007, an $8.4 million increase over prior year. Although our revenues increased $36.6 million, our operating income increased by a lesser amount as operating expenses also increased as we continued to invest in both new and existing businesses, particularly in our international markets.

Annual Results of Operations

Year Ended December 31, 2007 vs. Year Ended December 31, 2006

Revenues

The following table sets forth our revenues for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007			2006
(in thousands)	Total	U.S. Media	International Media	Total	U.S. Media	International Media
Revenues:
Marketing services	$361,843	$275,007	$86,836	$325,149	$254,380	$70,769
Licensing, fees and users	44,052	35,953	8,099	44,110	35,132	8,978

	$405,895	$310,960	$94,935	$369,259	$289,512	$79,747

Increase over prior year	10%	7%	19%

As a Percentage of Revenues:
Marketing Services	89%	68%	21%	88%	69%	19%
Licensing, fees and users	11%	9%	2%	12%	10%	2%

	100%	77%	23%	100%	79%	21%

Total Revenues. Total revenues increased 10% for the year ended December 31, 2007 as compared to the prior year period primarily due to growth in our marketing services revenues.

For the year ended December 31, 2007 as compared to the prior year, revenues increased for both the U.S. Media segment and the International Media segment. The increase in revenues for the U.S. Media segment was related to an increase in marketing services revenue, as well as an increase in licensing revenue of our database product partially offset by a decline in licensing revenue due to the exit of certain event businesses in 2006. For the year ended December 31, 2007, the increase in revenues for the International Media segment resulted from growth due to the impact of favorable changes in exchange rates on revenues denominated in certain foreign currencies, growth from acquisitions, as well as from organic growth, partially offset by businesses exited during the last half of 2006.

For the year ended December 31, 2007, $13.5 million of our U.S. Media revenues and $4.7 million of our International Media revenues, respectively, were derived from barter transactions. For the year ended December 31, 2006, $11.1 million of our U.S. Media revenues and $2.8 million of our International Media revenues, respectively, were derived from barter transactions. Barter revenues are transactions whereby we deliver marketing services in exchange for marketing services of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements delivered.

Marketing Services Revenues. Marketing services revenues represented 89% and 88% of revenues for the years ended December 31, 2007 and 2006, respectively. Marketing services revenues increased by $36.7 million, or 11% for the year ended December 31, 2007 as compared to the same period of the prior year, which reflects growth in branded advertising in categories such as consumer electronics and gaming. This growth in branded advertising in both the U.S. and International markets was partially offset by softness in advertising spending from personal computing and other technology advertisers.

Licensing, Fees and User Revenues. Licensing, fees and user revenues were relatively flat at $44.1 million for the years ended December 31, 2007 and 2006 and represented 11% and 12% of total revenues for the same years, respectively. The decrease in the percentage of total revenues from licensing, fees and user revenues in the year ended December 31, 2007 as compared to the prior year primarily reflects the discontinuance of our events and merchandise businesses in the U.S. partially offset by growth in the licensing of our database product.

Operating Expenses

Cost of Revenues, Sales and Marketing, General and Administrative. Total cost of revenues, sales and marketing and general and administrative expenses were $345.3 million and $316.1 million for the years ended December 31, 2007 and 2006, representing 85% and 86% of total revenues, respectively. The increase in absolute dollars related primarily to expanding our workforce to accommodate our anticipated growth. The majority of our cost of revenues, sales and marketing and general and administrative expenses were costs associated with employee compensation, benefits and facilities. These employee-related expenses increased in total by 7% for the year ended December 31, 2007 when compared to the prior year. The increase in employee-related expenses resulted primarily due to higher compensation and benefit costs resulting from an approximate 8% increase in our average headcount for the year ended December 31, 2007 as compared to the prior year as we invest in longer-term growth opportunities.

For the years ended December 31, 2007 and 2006, we incurred $18.8 million and $19.1 million, respectively, of noncash stock compensation expense. Noncash stock compensation expense for the year ended December 31, 2007, included a reversal $0.6 million for expense taken for forfeited and unvested options that pertained to the prior year. Noncash stock compensation expense included in our cost of revenues, sales and marketing and administrative expenses was as follows:

	Year Ended December 31,
(in thousands)	2007	2006
Cost of revenues	$5,321	$6,942
Sales and marketing	2,612	3,575
General and administrative	10,890	8,555

	$18,823	$19,072

For the year ended December 31, 2007, the U.S. Media segment expenses as a percentage of U.S. Media revenues were 76% compared to 77% of U.S. Media revenues in the year ended December 31, 2006. The International Media segment expenses as a percentage of International Media revenues were 94% for both years ended December 31, 2007 and 2006. The increase in expenses in absolute dollars for both the U.S. Media and International segments was primarily due to increased headcount. The International Media operating margins are currently lower than those of our U.S. Media operations due to the earlier stage of development of the online advertising markets in the countries in which we do business, as well as from spending associated with recent acquisitions and expenses to support revenue growth in these markets.

Stock Option Investigation and Related Matters. We incurred expenses of $8.4 million and $13.7 million during the years ended December 31, 2007 and 2006, respectively, related to costs incurred in connection with an internal investigation of our stock option accounting practices and related matters. These expenses represent costs for outside legal counsel and outside accounting experts that were engaged by management in performing the now concluded investigation of our stock option accounting, audit fees associated with filing restated financial statements and legal fees associated with government inquiries and the ongoing shareholder derivative suits. Included in this caption for the year ended December 31, 2007 is $0.9 million representing the increase in the fair value of options, the exercise prices of which were increased pursuant to our offer to amend certain options that had been granted to employees with exercise prices per share that were less than the fair market value per share used for financial accounting purposes, which options are referred to as discount options. Employees who participated in the offer elected to have their eligible discount options amended to increase their exercise prices per share to be equal to the fair market value used for financial reporting purposes and to receive a cash payment with respect to such amended options equal to the difference between the amended exercise prices and the original exercise prices, less applicable withholding taxes. Also included in the year ended December 31, 2007 was $0.4 million from our payment of state and federal income taxes incurred under Internal Revenue Code Section 409A on behalf of employees for whom such taxes apply as a result of their exercise of discount options. We expect additional expenses to be recorded in future periods primarily in connection with the derivative lawsuits, but cannot estimate how much these expenses might be in future periods. A portion of our legal expenses incurred related to our stock option investigation and related matters may be subject to further reimbursement under our insurance coverage, however, the amount of reimbursement cannot be estimated. In the third quarter of 2007, we received a partial reimbursement from our insurance carrier of $0.3 million which was recorded as a reduction of the related expense.

Depreciation and Amortization. Depreciation expense was $27.1 million and $21.5 million for the years ended December 31, 2007 and 2006, respectively. The increase in depreciation expense is due to increased capital expenditure spending in the prior year related to the launch of new products and to accommodate anticipated growth in users and usage.

Intangible asset amortization expense was $9.2 million and $7.6 million for the years ended December 31, 2007 and 2006, respectively. Our amortization expense increased due to the amortization of intangible assets that were acquired in 2007 and 2006.

Impairments. In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), we review goodwill and other intangibles for impairment annually as of August 31 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. As part of this analysis, we compare the fair value of each reporting unit to its carrying value. The August 31, 2007 evaluation was prepared based on our current and projected performance for the identified reporting units. The fair value of our reporting units was determined using a combination of the income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for comparable companies and comparable transactions. In the application of these methodologies, we were required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates, including changes in the economy, the business environment in which we operate, and/or our own relative performance. Any differences in actual results compared to our estimates could result in future impairments.

For the purpose of assessing goodwill impairment, we regularly review the impact of any changes to our reporting units. In 2007, changes in management and our internal reporting structure resulted in a change to our reporting units, (reporting units are defined by SFAS 142), and this change in reporting structure increased our reporting units from four to ten. The change in reporting structure was finalized in the third quarter of 2007. As a result of this change and as required by SFAS 142, goodwill was reassigned to all the affected reporting units.

Based on our annual SFAS 142 evaluation, we determined that the estimated fair value exceeded the carrying value for each of our reporting units, except the Webshots reporting unit for which we determined that our carrying value of Webshots goodwill exceeded its implied goodwill resulting in an impairment charge of $19.0 million at August 31, 2007. This impairment charge is included in loss from discontinued operations.

In connection with 2006 decisions to terminate the events business in the U.S. and to cease operations in South Korea, we recorded impairments to goodwill totaling $2.8 million.

Operating Income

Our operating income for the year ended December 31, 2007 was $15.9 million compared to operating income of $7.5 million for the year ended December 31, 2006. Although our revenues increased by $36.6 million in the year ended December 31, 2007 as compared to the year ended 2006, our operating expenses also increased primarily due to increased personnel costs to invest in both our new and existing businesses.

Non-operating Income and Expense

Realized Gains on Privately-Held Investments

The gains of $2.2 million recognized during the year ended December 31, 2007 included both the gains from sales of privately-held investments and the gain from the repayment of a note receivable by a privately-held company that had previously been written-off as uncollectible. We recognized gains of $0.6 million during the year ended December 31, 2006 related to sales of certain privately-held investments.

Interest Income and Interest Expense

Interest income is earned on our cash and cash equivalents and investments in marketable debt securities. Interest income decreased by $1.2 million for the year ended December 31, 2007, as compared to the year ended December 31, 2006, due to higher cash and investment balances in 2006 prior to the October 2006 $125.0 million repayment of our convertible notes.

Interest expense increased in the year ended December 31, 2007 as compared to the prior year due to a higher interest rate on our outstanding borrowings as compared to the interest incurred in the majority of the year ended December 31, 2006 on our $125.0 million 0.75% Convertible Senior Notes that were repaid in October 2006.

Other, net

For the year ended December 31, 2007, other, net included a gain from the fair value remeasurement of a stock option liability instrument of $0.7 million. This liability related to a modification of stock option awards for certain terminated employees which allowed an extension of the normal 90-day post-termination exercise period. Other net also included $0.6 million of income related to transition services provided to AG in conjunction with the sale of the Webshots business.

Income Taxes

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. In the fourth quarter of 2007, management evaluated the positive and negative evidence and determined that it is “more likely than not” that we will realize the benefits for most of our U.S. and certain foreign deferred tax assets, and accordingly released a substantial portion of the valuation allowance on those deferred tax assets. We continue to maintain a valuation allowance against deferred tax assets relating to capital losses and investment reserves of $48.5 million, federal net operating losses of $7.1 million, and foreign net operating losses of $21.6 million because we have determined that the likelihood of their realization is not currently more likely than not.

As a result of the release of the valuation allowance, we recorded a tax benefit on continuing operations of $178.7 million in 2007 representing an effective tax rate of (1,020%). In 2006, we recorded a tax provision of $1.3 million resulting in an effective tax rate of 18%. (See Note 8, Income Taxes, in Item 8 – “Financial Statements and Supplementary Date” in this Annual Report on Form 10-K for a reconciliation of expected tax expense calculated by applying the statutory federal income tax rate compared to actual tax expense for 2007 and 2006.) We anticipate that our effective tax rate for 2008 will be significantly higher than in years prior to 2007, due to full recognition of tax expense on U.S. net profits at U.S. federal and state statutory rates, further increased due to continued nonrecognition of tax benefits associated with losses in certain foreign jurisdictions. Despite the anticipated increase in our effective tax rate, our cash payments for income taxes will continue to be nominal over the next several years as we have significant net operating loss carryforwards to utilize against current income taxes.

At December 31, 2007, we had U.S. federal net operating losses of $470.5 million. These losses may be subject to limitations on their utilization due to change in ownership and will expire in varying amounts beginning in 2008 through 2026. We also had California state net operating losses of $155.9 million, which will expire in varying amounts beginning in 2013 through 2016. We also had cumulative foreign net operating losses of $83.8 million.

Discontinued Operations

Discontinued operations represent the results of operations of our Webshots operation which was sold on October 25, 2007 and our Computer Shopper business which was sold on February 2, 2006. Discontinued operations from Webshots in 2007 resulted in a loss of $19.8 million and included a $21.9 million operating loss, a $1.3 million gain on the sale and a tax benefit of $0.8 million. The operating loss primarily resulted from a $19.0 million impairment of goodwill recorded in the third quarter of 2007. Net operating income from discontinued operations for the year ended December 31, 2006 was $0.8 million. Results in 2006 included a $0.8 million gain on the sale of the Computer Shopper business, a net operating loss of $0.8 million related to Computer Shopper and operating income of $0.8 million related to Webshots.

Year Ended December 31, 2006 vs. Year Ended December 31, 2005

Revenues

Revenues for the years ended December 31, 2006 and 2005 were:

	Year Ended December 31,
	2006			2005
(in thousands)	Total	U.S. Media	International Media	Total	U.S. Media	International Media
Revenues:
Marketing services	$325,149	$254,380	$70,769	$281,920	$221,808	$60,112
Licensing, fees and users	44,110	35,132	8,978	37,845	30,937	6,908

	$369,259	$289,512	$79,747	$319,765	$252,745	$67,020

Increase over prior year	15%	15%	19%

As a Percentage of Revenues:
Marketing Services	88%	69%	19%	88%	69%	19%
Licensing, fees and users	12%	10%	2%	12%	10%	2%

	100%	79%	21%	100%	79%	21%

Total Revenues

Total revenues increased 15% in 2006 as compared to the prior year due to an increase in marketing services revenues and licensing, fees and users revenues.

For the year ended December 31, 2006 as compared to prior year, revenues increased for both the U.S. Media and the International Media segments. The increase in revenues for U.S. Media was primarily related to an increase in marketing services revenues combined with incremental revenues from acquisitions. The increase in revenues for the International Media segment was from growth due to acquisitions and an increase in advertising revenues.

For the year ended December 31, 2006, $11.1 million of our U.S. Media revenues and $2.8 million of our International Media revenues, respectively, were derived from barter transactions. For the year ended December 31, 2005, $10.0 million of our U.S. Media revenues and $2.1 million of our International Media revenues, respectively, were derived from barter transactions.

Marketing Services Revenues

The increase in marketing services revenues of $43.2 million, or 15%, in 2006 compared to the prior year was primarily due to an increase in marketing spending by our existing customers and the addition of new customers, and also reflects growth in our monetization of content areas particularly within entertainment and technology.

Licensing, Fees and Users Revenues

The increase in our licensing, fees and users revenues of $6.3 million, or 17% in 2006, was primarily due to increased sales from our database licensing business.

Operating Expenses

Cost of Revenues, Sales and Marketing, General and Administrative

Total cost of revenues, sales and marketing and general and administrative expenses were $316.1 million and $271.0 million for the years ended December 31, 2006 and 2005, representing approximately 86% and 85% of total revenues, respectively. The increase related primarily to expanding our workforce to accommodate our anticipated growth. For the years ended December 31, 2006 and 2005, $19.1 million and $6.2 million, respectively, of noncash stock compensation expense was included in cost of revenues, sales and marketing and general and administrative.

Noncash stock compensation expense included in our cost of revenues, sales and marketing and administrative expenses was as follows:

	Year Ended December 31,
(in thousands)	2006	2005
Cost of revenues	$6,942	$1,387
Sales and marketing	3,575	743
General and administrative	8,555	4,022

	$19,072	$6,152

For the year ended December 31, 2006, the U.S. Media segment expenses as a percentage of U.S. Media revenues were 77% compared to 79% of U.S. Media revenues in the year ended December 31, 2005. The International Media segment expenses as a percentage of International Media revenues were 94% in 2006 compared to 97% in 2005. The decrease in expenses as a percentage of revenues reflected improved operating margin resulting from revenue growth and cost control initiatives.

Depreciation and Amortization

The increase in depreciation expense in 2006 was due to capital expenditures in 2006 of $32.8 million as compared to $23.4 million in 2005. The increase in amortization expense was primarily due to intangible assets acquired from acquisitions during 2006 and the end of 2005.

Impairments

As of August 31, 2006, we performed our annual evaluation of the carrying value of goodwill compared to the fair value of each of our reporting units. The evaluation was prepared based on our current and projected performance for the identified reporting units. The fair value of our reporting units was determined using a combination of the income and market approaches. Based on this evaluation, we determined that the fair value exceeded the carrying value of each of our reporting units as of August 31, 2006 resulting in no impairment of goodwill.

In connection with 2006 decisions to terminate the events business in the U.S. and to cease operations in South Korea, we recorded impairments to goodwill totaling $2.8 million.

In 2005, a charge of $1.6 million was taken related to an asset held for sale, which consisted of a building we own in Switzerland. This asset was written down to its estimated fair value based on current market data.

Operating Income

We had operating income of $7.5 million and $24.5 million for the years ended December 31, 2006 and 2005, respectively. Although our revenues increased by $49.5 million in 2006 as compared to 2005, our operating income decreased due to stock option investigation expenses of $13.7 million, an increase of $12.9 million in noncash stock compensation expense and increased expenses driven by the investment of additional personnel in both our new and existing businesses.

Non-operating Income and Expense

Realized Gains on Privately-Held Investments

We recognized gains of $0.6 million and $1.9 million during the years ended December 31, 2006 and 2005, respectively, from the sale or dissolution of certain privately-held investments. The gain in 2005 was offset by an impairment loss of $2.1 million on other privately-held investments.

Interest Income and Interest Expense

Interest income is derived from our cash and cash equivalents and investments in marketable debt securities. Interest income increased in 2006 compared to 2005 due to higher cash and investment balances prior to the October 2006 repayment of our convertible notes and, to a lesser extent, due to higher interest rates than in 2005.

Interest expense was $5.0 million and $3.1 million for 2006 and 2005, respectively. The increase in interest expense during 2006 was primarily due to the write-off of $2.2 million of deferred debt issuance costs related to the $125.0 million Convertible Senior Notes that were repaid in October 2006 as well as interest incurred on our $60.0 million revolving credit facility during the fourth quarter of 2006.

Income Taxes

We recorded a tax provision of $1.3 million in 2006 representing an effective tax rate of 18%. In 2005, we recorded a tax benefit of $0.2 million resulting in an effective tax rate of 0%. (See Note 8, Income Taxes, in Item 8 – “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for a reconciliation of expected tax expense calculated by applying the statutory federal income tax rate compared to actual tax expense for 2006 and 2005.)

Discontinued Operations

Discontinued operations represented the results of operations for our Webshots business that was sold on October 25, 2007 and for our Computer Shopper business which was sold on February 2, 2006. Net operating income from discontinued operations for the year ended December 31, 2006 was $0.8 million. Results in 2006 included a $0.8 million gain on the sale of the Computer Shopper business, a net operating loss of $0.8 million related to Computer Shopper and operating income of $0.8 million related to Webshots. Net loss from discontinued operations for the year ended December 31, 2005 was $3.8 million. Webshots contributed $5.3 million operating income to 2005 discontinued operations results. The 2005 discontinued operations for Computer Shopper included impairment charges of $10.7 million, partially offset by operating profit of $1.6 million.

Liquidity and Capital Resources as of and for the Year Ended December 31, 2007

When evaluating our cash position for the purpose of assessing our liquidity, we consider our cash and cash equivalents and short-term and long-term investments in marketable debt securities.

	December 31,
(in thousands)	2007	2006	2005
Cash and cash equivalents	$88,626	$31,327	$55,895
Short-term marketable debt securities	18,296	30,372	41,591
Long-term marketable debt securities	510	13,915	12,432

Total cash and investments	$107,432	$75,614	$109,918

We evaluate our liquidity primarily on the following key measurements:

•	Net cash provided by operating activities

•	Operating income before depreciation, amortization, impairments and noncash stock compensation expense

•	Free cash flow, which is net cash provided by operating activities less capital expenditures

Other key factors that impact our liquidity include:

•	Capital expenditures

•	Cash used for investments and acquisitions

•	Debt service, including payments of principal and interest

•	Proceeds from sales of stock through our stock option and employee stock purchase plans.

Net Cash Provided by Operating Activities

Net cash provided by operating activities includes cash inflows and outflows for continuing operations as well as discontinued operations. For the years ended December 31, 2007, 2006 and 2005, net cash provided by operating activities was $61.8 million, $64.0 million and $43.2 million, respectively.

Net cash provided by operating activities for the year ended December 31, 2007 included net income of $176.5 million adjusted for noncash items including the release of the valuation allowance for deferred taxes of $184.2 million, depreciation and amortization of $40.9 million, stock compensation expense of $19.0 million, and an impairment charge of $19.0 million. These amounts were partially offset by $7.1 million used in operating activities primarily resulting from an $8.4 million increase in net accounts receivable at December 31, 2007 as compared to December 31, 2006 due to growth in revenues during the fourth quarter of 2007 as compared to the fourth quarter of 2006. Cash provided by operating decreased from prior year primarily due to the timing of receipts and payments. We anticipate we will continue to require cash for working capital purposes as our business expands.

Operating activities for the year ended December 31, 2006 included net income of $6.8 million adjusted for noncash expenses including depreciation and amortization of $34.7 million, stock compensation expense of $19.8 and impairment charges of $2.8 million. These amounts were partially offset by $4.0 million used in operating activities primarily resulting from a $6.4 million increase in net accounts receivable at December 31, 2006 as compared to December 31, 2005 due to growth in revenues during the fourth quarter of 2006 as compared to the fourth quarter of 2005.

Net Cash Used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2007, 2006 and 2005 was $13.8 million, $32.1 million and $40.7 million, respectively, and primarily related to capital expenditures, cash paid for acquisitions and in 2007 was net of cash received from the sale of our Webshots business.

Capital Expenditures. Capital expenditures for the year ended December 31, 2007 were $29.7 million and included improvements made on our leased office space in the United Kingdom for the benefit of our landlord. The landlord reimbursed us $2.3 million for certain improvements to the leased facility in a transaction accounted for as a sale-leaseback. Capital expenditures for 2008 are expected to be between $25 million and $30 million, which is consistent with 2007 levels of spending.

Acquisitions and Investments. Cash used for acquisitions totaled $61.4 million in the year ended December 31, 2007, and represents payments of $45.8 million for nine acquisitions made in 2007, as well as the payment of $10.0 million of deferred consideration related to the 2004 acquisition of Webshots and $5.5 million of deferred consideration for five other acquisitions in prior years. Deferred consideration for 2007 acquisitions totaled $0.9 million and is payable in 2008. We routinely evaluate new business opportunities and ventures, including acquisitions, in a broad range of areas and expect to fund such investments through our existing cash and marketable debt securities, cash generated from operations and available bank borrowings. In 2007, we received $45.2 million in cash from our sale of our Webshots business.

During 2006, cash paid for eight acquisitions was $14.5 million including cash payments of approximately $1.4 million related to deferred consideration from acquisitions completed in prior years. The 2006 acquisitions also had $3.3 million of deferred consideration payable of which $2.1 million was paid in 2007 and $1.2 million is payable in 2008.

Release of Restrictions on Cash. During 2005, we obtained a letter of credit for $15.0 million, which serves as a security deposit for a lease guarantee we have on a facility in New York City. In 2005, a new letter of credit was issued that did not require collateralization by a deposit in escrow, which had been required under the former letter of credit. Therefore upon issuance of the 2005 letter of credit, $15.2 million was released from restriction and reclassified from restricted cash to cash and cash equivalents. (See Note 13, Commitments and Contingencies, of Item 8—”Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.) Additionally, in 2005 $2.3 million of restricted cash, which served as collateral under certain letters of credit, was released as those letters of credit were no longer required.

Operating income before depreciation, amortization, impairments and stock compensation expense.

The following table reconciles operating income before depreciation, amortization, impairments and stock compensation expense to operating income (loss) as calculated in accordance with GAAP for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
(in thousands, except per share data)	2007	2006	2005
Operating income	$15,887	$7,511	$24,487
Stock compensation expense	18,823	19,072	6,152
Depreciation	27,050	21,491	16,706
Amortization of intangible assets	9,177	7,622	6,001
Impairments	—	2,793	1,613

Operating income before depreciation, amortization, impairments and stock compensation expense	$70,937	$58,489	$54,959

Management believes that “operating income before depreciation, amortization, impairments and stock compensation expense” is a key liquidity measurement as it can be the primary driver of the cash provided by operating activities, and is useful to management and investors as a supplement to our GAAP financial measures for evaluating the ability of the business to generate cash from operations.

Depreciation, amortization and impairments are noncash items and include within them amounts related to past transactions and expenditures that are not necessarily reflective of the current cash or capital requirements of the business. Stock compensation expense is a noncash item that does not reflect upon the ability of the business to generate cash from operations.

Management refers to “operating income before depreciation, amortization, impairments and stock compensation expense” in making operating decisions and for planning and compensation purposes. We consider this measure to be an important indicator of our operational strength. A limitation associated with this measure is that it does not reflect the costs of certain capitalized tangible and intangible assets used in generating revenues. Although depreciation and amortization are noncash charges, we exclude them from “operating income before depreciation, amortization, impairments and stock compensation expense” because the capitalized assets being depreciated and amortized will often have to be replaced in the future, and “operating income before depreciation, amortization, impairments and stock compensation expense” does not reflect any cash requirements for such replacements. Similarly, our stock compensation has no impact on current or future cash and therefore we also exclude it from “operating income before depreciation, amortization, impairments and stock compensation expense”. “Operating income before depreciation, amortization, impairments and stock compensation expense” also does not take into account interest expense, or the cash requirements necessary to service interest or principal payments on our debt. Nor does the measure reflect changes in, or cash requirements for, our working capital needs. Management compensates for these limitations by relying primarily on our GAAP financial measures, such as capital expenditures, and using “operating income before depreciation, amortization, impairments and stock compensation expense” only on a supplemental basis. “Operating income before depreciation, amortization, impairments and stock compensation expense” should be considered in addition to, and not as a substitute for, other measures of financial performance prepared in accordance with GAAP.

Operating income before depreciation, amortization, impairments and stock compensation expense was $70.9 million and $58.5 million for the years ended December 31, 2007 and 2006, respectively. The increase in operating income before depreciation, amortization, impairments and stock compensation expense in 2007 as compared to 2006 was due to an increase in revenues and reduced costs associated with our stock option investigation partially offset by increased investment in additional personnel for both our new and existing businesses.

Free cash flow. Free cash flow is defined as net cash provided by operating activities less capital expenditures. Free cash flow for the year ended December 31, 2007 was $32.0 million (cash provided by operating activities of $61.7 million, less capital expenditures of $29.7 million, which includes a $2.3 million expenditure that was reimbursed by the landlord for improvements to our leased space in the United Kingdom that was accounted for as a sale-leaseback). This compares to free cash flow for the year ended December 31, 2006 of $31.2 million (cash provided by operating activities of $64.0 million, less capital expenditures of $32.8 million) and free cash flow of $19.9 million in 2005.

The following table summarizes the components of free cash flow:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Cash flows from operating activities	$61,750	$64,011	$43,228
Capital expenditures	(29,718)	(32,833)	(23,359)

Free cash flow	$32,032	$31,178	$19,869

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

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities for the years ended December 31, 2007, 2006 and 2005 was $8.8 million, $(57.8) million and $24.8 million, respectively.

Cash provided by financing activities for the year ended December 31, 2007 was primarily due to the issuance of common stock through the exercise of stock options and the purchase of stock through our employee stock purchase plan, partially offset by the cash used for debt issuance costs.

Cash used in financing activities for the year ended December 31, 2006 was primarily due to the repayment of our $125.0 million 0.75% Convertible Senior Notes partially offset by proceeds from borrowings under a $60.0 million revolving credit facility.

Financing activities for the year ended December 31, 2005, included the issuance of common stock through the exercise of stock options and the purchase of stock through our employee stock purchase plan, partially offset by the repayment of the outstanding balance on a revolving credit facility.

Debt and Cash Balances

As of December 31, 2007, we had $64.0 million of outstanding indebtedness, of which $8.9 million was classified as current. We were in compliance with all debt covenants at December 31, 2007. As of December 31, 2007, we had long-term borrowings totaling $55.1 million consisting of $52.3 million of our term loan and $2.8 million of Swiss mortgage notes payable.

On October 12, 2007, we entered into a new four-year credit agreement under which we can borrow up to an aggregate principal amount of $250.0 million. The credit agreement includes a revolving credit facility with an aggregate principal amount of up to $190.0 million and a term loan in an aggregate principal amount of $60.0 million. The new credit agreement replaced the previous $60.0 million credit agreement, which was repaid with the $60.0 million in term loan borrowings under the new credit agreement. Available borrowings under the $190 million revolving credit facility are currently reduced by $15.5 million related to outstanding letters of credit.

Under the terms of the agreement, we are required to maintain a maximum consolidated leverage ratio and a minimum fixed charge coverage ratio and are required to make periodic representations and warranties, including that no material adverse change in our business, results of operations or financial condition has occurred. Events of default include non-payment, failure to perform covenants and change of control. The borrowing is collateralized by not less than 80% of our consolidated assets. We were in compliance with all covenants at December 31, 2007. Various interest rate options are available under the credit agreement. Interest rates applicable to outstanding amounts under term loans or revolver are, at our option, either the base rate or the Eurodollar rate, where the base rate is the higher of the Federal Funds rate plus 0.5% and the lender’s prime rate, and the Eurodollar rate is LIBOR, plus an applicable margin based on our leverage ratio. Interest elections are at our option are made for periods of one, two, three or six months. At December 31, 2007, the interest rate applicable to the $58.5 million outstanding balance on the term loan is a blended rate of 7.72%.

As of December 31, 2007, we had cash and investments of $107.4 million. We have prepared a forecast for 2008 which is based on our current expectations regarding revenue growth and associated operating expense and capital spending levels. Based on this forecast, we believe that our anticipated cash flows from operating activities coupled with existing cash and investment balances will be sufficient to fund our working capital, debt service and purchases of property, plant and equipment through December 31, 2008. The performance of our business is dependent on many factors and subject to risks and uncertainties as discussed under Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K. If our actual results should differ materially from our expectations, our liquidity may be adversely impacted. If that were to occur, we may take steps to adjust our operating costs and capital expenditures to levels necessary to support our anticipated business levels. We may also need to raise additional equity or borrow additional funds to achieve our longer-term business objectives. We cannot assure you, however, that such equity or borrowings will be available or, if available, will contain terms which are acceptable to us. Our ability to raise such additional capital, however, will depend on market conditions at the time.

Obligations

The following summarizes our contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	All Other (1)
Long-term debt, including current portion	$63,968	$8,860	$25,740	$27,197	$2,171	$—
Interest on debt (2)	13,148	4,600	7,148	1,185	215	—
Non-cancellable operating lease obligations	163,441	21,197	38,243	36,197	67,804	—
Uncertain taxes payable	82	—	—	—	—	82

	$240,639	$34,657	$71,131	$64,579	$70,190	$82

(1)	Currently, we cannot make a reasonable estimate of the timing of cash outflows.

(2)	Includes interest on both fixed-rate and variable-rate obligations. The interest associated with variable-rate obligations is based on interest rates in effect as of December 31, 2007. The contractual amounts to be paid on variable-rate obligations are affected by change in market interest rates. Future changes in market rates could result in differences to the interest estimated above.

Off Balance Sheet Arrangements

The following items are contingencies which may affect our liquidity in future periods.

Guarantee

In conjunction with the ZDNet acquisition in 2000, we assumed guarantees of certain lease obligations of Ziff Davis Media, an unaffiliated company. At December 31, 2007, two of these leases remained active; one is in Oak Brook, Illinois (the “Oak Brook lease”) and the other is in New York City (the “New York lease”).

In December 2006, Ziff Davis Media ceased making monthly payments under the Oak Brook lease. The total lease payment and associated operating costs due from that date through the lease termination in December 2008 is $1.2 million. In June 2007, the landlord named Ziff Davis Media and CNET Networks as parties in a legal action seeking reimbursement under the guarantee. In 2007, we recorded a $0.7 million loss contingency related to this potential loss under the lease guarantee. A March 2008 court date has been set for this matter.

Ziff Davis Media is the primary lessee under the New York lease which expires in 2019 and covers approximately 400,000 square feet of space on nine floors. Ziff Davis Media currently occupies two complete floors representing approximately 98,000 square feet of this space as well as shared space with its subtenants on a floor with approximately 62,000 square feet. Approximately 191,000 square feet covering five floors of the New York lease is held by tenants with subleases with Ziff Davis Media or under additional sublease agreements with subtenants. In addition, we currently sublease from Ziff Davis Media and occupy approximately 49,000 square feet of the office space at an amount equal to Ziff Davis Media’s contractual obligation.

As of December 31, 2007, the total lease payments remaining until the end of the lease term, excluding the rent attributable to space leased by us totaled $137.9 million. This amount included $59.2 million related to subleases through the lease expiration in 2019 held by the Bank of New York Mellon and Softbank, Inc., while $42.4 million related to the two floors occupied by Ziff Davis Media and $36.3 million related to space held under various sublease arrangements. If the financial condition of any of the sublessees or the primary lessee, Ziff Davis Media, were to deteriorate and thereby result in an inability to make their lease payments, we could be required to make their lease payments under the guarantee.

In connection with the guarantee of the New York lease, we also have a letter of credit for $15.0 million outstanding as a security deposit. As there is no present obligation to make any payments in connection with this guarantee, we have not recorded any liability for this guarantee in its financial statements.

Shareholder Activism

In January 2008, a group led by hedge fund JANA Partners, LLC declared its intent to submit certain proposals at our 2008 Annual Meeting of Stockholders, which proposals we determined were improper under our bylaws. In addition, on January 7, 2008, JANA filed a complaint against us in the Delaware Court of Chancery challenging the application of certain provisions of our bylaws to JANA’s proposals. We expect to incur substantial legal fees and other expense in connection with JANA’s proposals.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent liabilities. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, collectability of receivables, stock compensation expense, goodwill and intangible assets, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions and other available information we believe to be reasonable under the circumstances, which form the basis for making judgments about revenues, expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We earn revenues from marketing services and licensing and user fees. Marketing services revenues are generated from the sale of display media advertising, which is impression-based, and from fees earned when our users click on an advertisement that appears in pages viewed by users of our websites, which is activity-based. Marketing services revenues are recognized as delivered. Licensing and user fees are generated from licensing our product database and online content and subscriptions to online services and are recognized evenly over the term. In all cases, no amounts are subject to refund.

We recognize revenues from the sale of impression-based advertisements on our online network in the period in which the advertisements are delivered. We consider these arrangements single units of accounting, and revenues are recognized in these arrangements on a proportional performance basis as we deliver on those obligations, not to exceed amounts contractually billable to the customer.

We trade advertising on our Internet sites in exchange for marketing services of other companies, referred to as “barter revenues”. These revenues are recognized in the period in which the advertisements are delivered based on the fair market value of the advertising delivered. We determine the value of the advertising delivered based upon amounts charged for similar advertising in non-barter arrangements within the previous six-month period. Barter revenues were $18.2 million, $13.9 million and $12.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Our advertising revenue is primarily derived from sales through advertising agencies. In accordance with EITF Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we recognize all advertising revenue net of any agency commissions. We have evaluated our sales arrangements with advertising agencies and have determined that we are not the principal when selling through an agency to the end advertisers. In addition, we enter into certain arrangements where we partner with third-parties to earn marketing services revenue. In these instances, we assess whether we are acting as a principal or an agent in the arrangement and as such, whether or not revenues should be recorded gross versus net. In determining whether we act as a principal or an agent, we evaluate whether or not we have the substantial risk and rewards of ownership under the terms of the arrangement.

Stock-based compensation expense

On January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based awards made to our employees and directors including employee stock options and shares issued through our employee stock purchase plan based on estimated fair values.

We use the Black-Scholes pricing model in our determination of the compensation expense associated with share-based awards. Our determination of estimated fair value of share-based awards is affected by our stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the expected term of the awards and actual and projected employee stock option exercise behaviors. The use of an option pricing model requires us to estimate a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and expected life of options.

We estimate the volatility of our common stock by using a combination of historical and implied volatility to derive expected volatility. This method was based upon our assessment that a mix of historical and implied volatility is more representative of future stock price trends than historical volatility alone.

The risk-free interest rate assumption is based upon U.S. Treasury bond yields in effect at the time of grant for the expected term of our employee stock options. Our dividend yield assumption is zero as we have never declared a dividend on our common stock nor do we expect to declare dividends in the foreseeable future.

We estimate the expected term of stock options by calculating the average term from our historical stock option exercise behavior. Since share-based compensation expense is recognized based on options ultimately expected to vest, a forfeiture rate has been applied at the time of grant. The forfeiture rate is based on an estimate of expected forfeitures derived from our historical forfeiture experience, and is revised, if necessary, in subsequent periods if actual results differ from those estimates.

If we use different assumptions for estimating stock-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, the change in our stock-based compensation expense may differ significantly from what we have recorded in the current period.

See Note 9, Stock-Based Compensation, in Item 8 – “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further information regarding the SFAS 123(R) disclosures.

Goodwill and Long-Lived Assets

Goodwill of a reporting unit is reviewed for impairment if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below the unit’s carrying amount including goodwill. Conditions that indicate that impairment of goodwill should be evaluated include, but are not limited to, a sustained decrease in our market value or an adverse change in our business climate as a whole or for a particular reporting unit within CNET Networks. The evaluation requires judgment, including identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and determination of the fair value of each reporting unit. Actual future results and other assumed variables could differ from these estimates, including changes in the economy, the business environment in which we operate and/or our own relative performance. Any differences in actual results compared to our estimates could result in further future impairments.

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

Estimates are used in the determination of the fair value of our intangible assets and reporting units to evaluate whether impairment exists at balance sheet dates. The fair value is the amount at which that asset or reporting unit could be bought or sold in a current transaction between willing parties. Therefore, quoted market prices in active markets are the best evidence of fair value and should be used when available. If quoted market prices are not available, the estimate of fair value is based on the best available information, including prices for similar assets and the use of other valuation techniques. Valuation techniques include present value analysis, multiples of earnings or revenue or a similar performance measure. The use of these techniques involves assumptions by management about factors that are highly uncertain and can result in a range of values, including future cash flows, the appropriate discount rate and other factors and inputs. Different assumptions for these inputs or valuation methodologies could create materially different results.

Estimates are also used in the course of acquisitions to determine the fair value of the assets acquired and liabilities assumed. If any intangible assets are identified, depending on the type of asset and the complexity of determining its fair value, we use an appropriate valuation technique to determine the fair value. Valuation techniques used can be a combination of or an element of cost, market price or net present value, depending on the type of asset and the availability of information. Although management believes that its estimates are appropriate, changes in assumptions or circumstances could require changes in the analysis. This could lead to additional impairment charges in the future.

Income Taxes

We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for the operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.

Significant judgment is required to determine our worldwide income tax provision. In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Many of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities. Although we believe that our judgments and estimates are reasonable, the final outcome could be different from that which is reflected in our income tax provision and accruals.

A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in the jurisdiction where the tax asset is located. We consider forecasted earnings, future taxable income and prudent and reasonable tax planning strategies in determining the need for a valuation allowance.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the return is filed and the tax implication is known.

We are subject to audits by state, federal and foreign tax authorities. Our estimates for potential outcome for any uncertain tax matter are judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include adjustments to our estimated tax liabilities.

Contingencies

We evaluate whether a liability must be recorded for contingencies based on whether a liability is probable and estimable. Our most significant contingency is related to our lease guarantee for office space in New York City (as described in Note 13, Commitments and Contingencies, of Item 8—“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K). If the financial condition of any of the sublessees or the primary lessee, Ziff Davis Media, Inc. were to deteriorate and thereby result in an inability to make their lease payments, we could be required to make additional lease payments under the guarantee. In addition, any expiration of any sublease and the potential resulting vacancy along with the inability of Ziff Davis Media to cover the vacancy lease payments could result in CNET Networks being required to make lease payments on those vacancies. As of December 31, 2007, the total lease payments remaining until the end of the lease term totaled $137.9 million, excluding the amounts attributable to our sublease with respect to the floor we occupy. We have an additional lease guarantee related to an office space in Oak Brook, Illinois for which Ziff Davis Media is also the primary lessee. In December 2006, Ziff Davis Media ceased making monthly payments under this lease. The total lease payment and associated operating costs due from that date through the lease termination in December 2008 is asserted to be approximately $1.2 million. In June 2007, the Oak Brook landlord made CNET Networks a party to a suit against Ziff Davis Media and was seeking reimbursement from us under the guarantee. In December 2007, a court hearing date was set for March 2008 to evaluate the Oak Brook landlord’s claims against us and Ziff Davis Media. In 2007, we recorded a $0.7 million loss contingency related to our potential loss under the guarantee resulting from the cessation of payments by Ziff Davis Media. If we do not prevail in this action, we may incur additional charges related to this guarantee.

We are involved in numerous lawsuits and receive numerous threats of litigation in the ordinary course of our business. We assess potential liabilities in connection with these lawsuits and threatened lawsuits under SFAS No. 5. We accrue an estimated loss for these loss contingencies if both of the following conditions are met: information available prior to issuance of the financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements, and the amount of loss can be reasonably estimated.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007, although earlier adoption is permitted. We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

On September 15, 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. Current industry practice will change as a result of SFAS 157’s definition of fair value, methods for measuring fair value and expanded disclosure regarding fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Certain provisions of SFAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis became effective for us on January 1, 2008 and are being applied prospectively. These provisions of SFAS 157 are not expected to have any impact on our consolidated financial statements. The provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for us on January 1, 2009, and will be applied prospectively. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised), Business Combinations (“SFAS 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact that the adoption of SFAS 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact that the pending adoption of Statement 160 will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes and changes in the market values of our investments.

Interest Rate Risk. We are exposed to market rate risk due to changes in interest rates on our credit facility that we entered into on October 12, 2007 under which we can borrow up to $250.0 million. Interest rates applicable to amounts outstanding under this facility are at variable rates based on the Eurodollar rate plus an applicable margin based on our leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows but does not impact the fair value of the instrument. We have outstanding borrowings of $58.5 million on the term loan component of this facility at December 31, 2007 at a blended rate of approximately 7.72%. A one percent increase in the interest rate would increase annual interest expense from $4.2 million to $5.1 million.

We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the United States Government and its agencies, in high-quality corporate issuers and, by internal policy, limit both the term and amount of credit exposure to any one issuer. As of December 31, 2007, net unrealized gains and losses on these investments were not material. We do not hold any investments in either auction rate securities or collateralized debt obligations as of December 31, 2007. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Accordingly, our future investment income may fluctuate due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

Investment Risk. We invest in equity instruments of privately-held, online services and information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method, as we do not have the ability to exert significant influence over the investee or their operations. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on investments when events and circumstances indicate that such assets might be impaired.

Foreign Currency Risk. The revenues and expenses associated with our overseas operations are exposed to foreign currency risk. Changes in value of the U.S. dollar against the currencies in which those operations are conducted causes increases or decreases in the ongoing financing of those operations, and results in an increase or decrease in our recorded revenues and expenses and may impact our operating income. We monitor our foreign currency exposures regularly to assess our risk and to evaluate whether we should hedge our currency positions. We have not utilized any hedge transactions under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

CNET Networks, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of CNET Networks, Inc. and its subsidiaries at December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule as of and for the year ended December 31, 2007 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Evaluation on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CNET Networks, Inc.:

We have audited the accompanying consolidated balance sheet of CNET Networks, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the two-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNET Networks, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon adoption of Financial Accounting Standards No. 123(R), Share-Based Payment.

As discussed in note 4 to the consolidated financial statements, the consolidated financial statements have been restated to reflect the impact of discontinued operations.

/s/ KPMG LLP

San Francisco, California

February 28, 2007, except for note 4, as to

which the date is February 27, 2008

CNET NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues	$405,895	$369,259	$319,765

Operating expenses:
Cost of revenues (1)	170,595	159,881	144,062
Sales and marketing (1)	107,636	94,445	76,783
General and administrative (1)	67,112	61,771	50,113
Stock option investigation and related matters	8,438	13,745	—
Depreciation	27,050	21,491	16,706
Amortization of intangible assets	9,177	7,622	6,001
Asset impairments	—	2,793	1,613

Total operating expenses	390,008	361,748	295,278

Operating income	15,887	7,511	24,487

Non-operating income (expense):
Realized gains on privately-held investments	2,190	558	1,913
Impairments of privately-held investments	—	—	(2,083)
Interest income	3,680	4,871	1,989
Interest expense	(5,702)	(5,023)	(3,086)
Other, net	1,470	(596)	19

Total non-operating income (expense)	1,638	(190)	(1,248)

Income before income taxes	17,525	7,321	23,239
Income tax expense (benefit)	(178,718)	1,334	(183)

Income from continuing operations	196,243	5,987	23,422
Discontinued operations (1):
Income (loss) from discontinued operations, net of tax	(19,768)	849	(3,839)

Net Income	$176,475	$6,836	$19,583

Basic net income per share:
Earnings per share, continuing operations	$1.30	$0.04	$0.16
Earnings per share, discontinued operations	(0.13)	0.01	(0.03)
Net earnings per share	1.17	0.05	0.13
Diluted net income per share:
Earnings per share, continuing operations	$1.29	$0.04	$0.15
Earnings per share, discontinued operations	(0.13)	0.00	(0.02)
Net earnings per share	1.16	0.04	0.13
Weighed average common shares outstanding:
Basic	151,333	149,076	146,030
Diluted	152,320	152,313	152,615
(1) Includes stock compensation expense, which was allocated as follows:
Cost of revenues	$5,321	$6,942	$1,387
Sales and marketing	2,612	3,575	743
General and administrative	10,890	8,555	4,022
Discontinued operations	137	679	192

The accompanying notes are an integral part of these financial statements.

CNET NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$88,626	$31,327
Investments in marketable debt securities	18,296	30,372
Accounts receivable, net	97,122	89,265
Deferred tax asset	23,745	141
Other current assets	12,758	10,371

Total current assets	240,547	161,476
Investments in marketable debt securities	510	13,915
Restricted cash	1,417	2,200
Property and equipment, net	72,547	72,625
Other assets	16,677	15,116
Deferred tax asset, long-term	193,549	438
Intangible assets, net	28,998	34,978
Goodwill	84,039	133,059

Total assets	$638,284	$433,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,518	$10,055
Accrued liabilities	48,522	67,809
Deferred revenue	11,829	12,526
Revolving credit facility	—	60,000
Current portion of long-term debt	8,860	13,850

Total current liabilities	79,729	164,240
Non-current liabilities:
Long-term debt	55,108	4,498
Other liabilities	4,464	726

Total liabilities	139,301	169,464

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued or outstanding at December 31, 2007 and 2006 Common stock: $0.0001 par value; 400,000 shares authorized; 152,123 outstanding at December 31, 2007 and 151,315 outstanding at December 31, 2006	15	15
Additional paid-in capital	2,911,512	2,857,238
Accumulated other comprehensive loss	(7,727)	(11,357)
Treasury stock, at cost, 1,510 shares at December 31, 2007 and 2006	(30,453)	(30,453)
Accumulated deficit	(2,374,364)	(2,551,100)

Total stockholders’ equity	498,983	264,343

Total liabilities and stockholders’ equity	$638,284	$433,807

The accompanying notes are an integral part of these financial statements.

CNET NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$176,475	$6,836	$19,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,942	34,744	27,405
Fair value remeasurement of stock option liability instruments	(702)	—	—
Noncash stock compensation	18,961	19,751	6,344
Asset impairments	19,009	2,793	12,257
Other noncash items, net	114	1,872	423
Provision for doubtful accounts	2,040	2,475	1,769
Deferred taxes	(184,239)	336	159
Tax benefit from exercise of stock option	879	—	—
Excess tax benefits from stock-based compensation	(1,109)	—	—
Gains on sale of businesses	(1,288)	(298)	—
Gains from privately-held investments, net	(2,190)	(548)	170
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,401)	(6,392)	(19,958)
Other assets	(2,227)	(2,752)	1,341
Accounts payable	52	1,400	1,415
Accrued liabilities	1,171	3,853	(7,620)
Other liabilities	2,263	(59)	(60)

Net cash provided by operating activities	61,750	64,011	43,228

Cash flows from investing activities:
Purchases of marketable debt securities	(11,828)	(45,546)	(58,803)
Proceeds from sales of marketable debt securities	39,038	57,620	49,049
Proceeds from sales of investments in privately held companies	2,190	3,058	1,913
Cash paid for investments in privately held companies	—	—	(1,934)
Cash paid for other intangible assets	(521)	—	—
Proceeds from sale of business	45,200	—	—
Release of restricted cash, net	829	69	17,526
Cash paid for acquisitions, net of cash acquired	(61,366)	(14,482)	(25,105)
Sale of leasehold improvements	2,349	—	—
Purchases of property and equipment	(29,718)	(32,833)	(23,359)

Net cash used in investing activities	(13,827)	(32,114)	(40,713)

Cash flows from financing activities:
Proceeds from issuance of stock	12,293	7,280	30,683
Excess tax benefits from stock-based compensation	1,109	—	—
Proceeds from borrowings on revolving credit facility	—	60,000	—
Proceeds from borrowings, net of discount	59,778	—	—
Principal payments on borrowings	(61,605)	(125,096)	(5,873)
Costs for issuance of debt	(2,813)	—	—

Net cash provided by (used in) financing activities	8,762	(57,816)	24,810

Net increase (decrease) in cash and cash equivalents	56,685	(25,919)	27,325
Effect of exchange rate differences on cash and cash equivalents	614	1,351	(990)
Cash and cash equivalents at the beginning of the period	31,327	55,895	29,560

Cash and cash equivalents at the end of the period	$88,626	$31,327	$55,895

Supplemental disclosure of cash flow information:
Interest paid	$5,803	$2,406	$2,553
Income taxes paid	2,389	1,392	2,993
Supplemental disclosure of noncash transactions:
Issuance of common stock for acquisitions	$—	$—	$1,956
Issuance of notes payable for acquisitions	934	1,500	3,500
Asset retirement obligations on leased facilitates	1,379	—	—

The accompanying notes are an integral part of these financial statements.

CNET NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Loss	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount				Shares	Amount
Balances as of December 31, 2004	144,455	$14	$2,823,987	$(8,460)	$(12,652)	(1,128)	$(30,453)	$(2,577,519)	$194,917
Net income	—	—	—	—	—	—	—	19,583	19,583
Net unrealized gains on investments	—	—	—	—	170	—	—	—	170
Foreign currency translation adjustment	—	—	—	—	(912)	—	—	—	(912)

Comprehensive income									18,841

Common stock issued under stock option and stock purchase plans	5,499	1	30,443	—	—	—	—	—	30,444
Tax benefits from exercises of stock options	—	—	21	—	—	—	—	—	21
Common stock issued for acquisitions	241	—	1,956	—	—	—	—	—	1,956
Capitalized stock compensation	—	—	—	13	—	—	—	—	13
Stock compensation amortization	—	—	—	6,344	—	—	—	—	6,344
Deferred stock compensation	—	—	1,456	(1,456)	—	—	—	—	—
Forfeitures	—	—	(688)	688	—	—	—	—	—
Adjustment to treasury stock shares	—	—	—	—	—	(382)	—	—	—

Balances as of December 31, 2005	150,195	15	2,857,175	(2,871)	(13,394)	(1,510)	(30,453)	(2,557,936)	252,536
Net income	—	—	—	—	—	—	—	6,836	6,836
Net unrealized gains on investments	—	—	—	—	121	—	—	—	121
Foreign currency translation adjustment	—	—	—	—	1,916	—	—	—	1,916

Comprehensive income									8,873

Common stock issued under stock option and stock purchase plans	1,120	—	7,276	—	—	—	—	—	7,276
Stock compensation amortization	—	—	19,751	—	—	—	—	—	19,751
Transfer of deferred stock compensation upon adoption of SFAS 123(R)	—	—	(2,871)	2,871	—	—	—	—	—
Modification of stock options	—	—	(24,093)	—	—	—	—	—	(24,093)

Balances as of December 31, 2006	151,315	15	2,857,238	—	(11,357)	(1,510)	(30,453)	(2,551,100)	264,343
Net income	—	—	—	—	—	—	—	176,475	176,475
Net unrealized gains on investments	—	—	—	—	41	—	—	—	41
Foreign currency translation adjustment	—	—	—	—	3,589	—	—	—	3,589

Comprehensive income									180,105

Common stock issued under stock option and stock purchase plans	2,318	—	12,293		—	—	—	—	12,293
Tax benefits from exercises of stock options	—	—	879	—	—	—	—	—	879
Stock compensation amortization	—	—	18,961	—	—	—	—	—	18,961
Modification of stock options	—	—	22,141	—	—	—	—	—	22,141
Cumulative effect from change in accounting principle	—	—	—	—	—	—	—	261	261

Balances as of December 31, 2007	153,633	$15	$2,911,512	—	$(7,727)	$(1,510)	$(30,453)	$(2,374,364)	$498,983

The accompanying notes are an integral part of these financial statements.

CNET NETWORKS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

(1) DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

CNET Networks, Inc. (“CNET Networks” or “the Company”) is an interactive media company that builds brands for people and the things they are passionate about, such as gaming, music, entertainment, technology, business, food and parenting. The Company’s leading brands include BNET, CNET, GameSpot, TV.com, CHOW, ZDNet, TechRepublic, MP3.com and UrbanBaby. CNET Networks has a strong presence in the U.S., Asia and Europe. CNET Networks was incorporated in the state of Delaware in December 1992.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CNET Networks and its wholly and majority owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

For operations in countries where the functional currency is other than the United States dollar, revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at end-of-period rates. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material for all periods presented.

USE OF ESTIMATES

CNET Networks’ management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of CNET Networks’ cash and cash equivalents, marketable debt securities, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The carrying value of the Company’s long-term debt approximates fair value as the interest rate on the debt is periodically reset to current market rates.

CASH AND CASH EQUIVALENTS

CNET Networks invests its excess cash in debt instruments of the United States Government and its agencies and in high-quality corporate issuers. All highly liquid instruments with original maturities of three months or less at the date of purchase are considered cash equivalents.

RESTRICTED CASH

The restricted cash balance supports letters of credit used as deposits associated with benefit plans and for leased properties.

MARKETABLE SECURITIES

Investments in marketable debt securities with original or remaining maturities greater than three months at the date of purchase and maturities less than twelve months from the balance sheet date are considered current assets. Those with original or remaining maturities at the date of purchase greater than twelve months from the balance sheet date are considered non-current assets.

CNET Networks’ marketable debt securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Realized gains or losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in nonoperating income (expense) as incurred.

CONCENTRATION OF CREDIT RISK

Financial instruments potentially subjecting CNET Networks to concentrations of credit risk consist primarily of cash equivalents, marketable debt securities and trade accounts receivable. CNET Networks invests excess cash in low risk, highly liquid instruments with major financial institutions with high credit standing. The majority of CNET Networks’ accounts receivable is derived from sales to advertising agencies, located in the U.S. CNET Networks closely monitors its outstanding receivable balances on an ongoing basis.

In each of the years ended December 31, 2007 and 2006, revenues from one customer, Google, Inc., represented 10% of total revenues. For the year ended December 31, 2005, no revenues from any single customer exceeded 10% of total revenues. As of December 31, 2007, there were no customers that accounted for more than 10% of net accounts receivable.

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

SOFTWARE AND WEBSITE DEVELOPMENT COSTS

CNET Networks capitalizes the cost of software developed for internal use and website development costs in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue 00-02, Accounting for Website Development Costs. The estimated useful life of costs capitalized is evaluated for each specific project. Internal costs for website development of $2.1 million and $5.2 million were capitalized in 2007 and 2006, respectively.

INCOME TAXES

CNET Networks records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for the operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. CNET Networks records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company also accounts for any income tax contingencies in accordance with Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes.

IMPAIRMENT OF GOODWILL

Goodwill is carried at cost and is tested for impairment at least annually but more frequently if certain circumstances change. The Company performs a two-step impairment test. In the first step, potential impairment of reporting-unit’s goodwill is evaluated by comparison of the reporting unit’s carrying value to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill for that unit is not impaired and no further testing is performed. If the carrying value of the reporting unit exceeds the fair value of the net assets, CNET Networks performs the second step of the goodwill impairment test to determine the implied fair value of the reporting unit’s goodwill and the potential impairment loss. CNET Networks has established August 31 as the valuation date on which this annual review takes place. (See Note 6, Intangible Assets and Goodwill.)

IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

CNET Networks’ long-lived assets consist of property and equipment and amortizable intangible assets. CNET Networks initiates its review of potential impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of assets is assessed by a comparison of the carrying amount of an asset to the expected future undiscounted cash flows expected to be generated by the asset. If it is determined that an asset is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

CNET Networks has invested in equity instruments of privately-held companies for business and strategic purposes. The carrying value of these investments is included in other assets in the non-current section of the balance sheet. These investments are accounted for under the cost method, as CNET Networks holds less than 20% ownership, does not have the ability to exert significant influence over the investees or their operations and is not required to provide any future funding to these companies. Impairment losses are recognized on these investments when CNET Networks determines that there has been a decline in the fair value of the investment that is other-than-temporary determined after considering, among other factors, the investee’s current and projected operating results and financing alternatives. On a quarterly basis, these non-quoted investments are reviewed for indications of an other-than-temporary impairment. CNET Networks’ evaluation of certain of its privately-held investments during 2005 determined that an impairment should be recorded. Accordingly, a charge of $2.1 million was recorded to impair certain privately-held investments during the year ended December 31, 2005. At both December 31, 2007 and 2006, other long-term assets included privately-held investments with carrying values of $9.2 million.

REVENUE RECOGNITION AND COLLECTIBILITY OF RELATED RECEIVABLES

CNET Networks recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104, Revenue Recognition, and as such CNET Networks recognizes revenue once all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery of CNET Networks’ obligations to its customer has occurred;

•	The price is fixed or determinable; and

•	Collectability of the related receivable is reasonably assured.

CNET Networks has several revenue streams. For each revenue stream, evidence of the arrangement, delivery and pricing may be different. For all revenue streams, CNET Networks determines that collectability is reasonably assured through a standardized credit review to determine each customer’s credit worthiness.

Marketing Services

CNET Networks recognizes revenues from the sale of impression-based advertisements on its online network in the period in which the advertisements are delivered. The arrangements are evidenced by insertion orders that stipulate the types of advertising to be delivered and the pricing. These arrangements typically contain multiple deliverables to customers. CNET Networks considers these arrangements single units of accounting, and revenues are recognized in these arrangements on a proportional performance basis as CNET Networks delivers on its obligations not to exceed amounts contractually billable to the customer. CNET Networks’ customers are billed based on pricing as determined on the insertion order, which may include certain discounts from list price. When recognizing revenues, any discounts granted are applied evenly to each type of advertisement purchased in the insertion order. No amounts are subject to refund.

CNET Networks trades advertising on its Internet sites in exchange for marketing services of other companies, referred to as “barter revenues.” These revenues are recognized in the period in which the advertisements are delivered based on the fair market value of the advertising delivered. CNET Networks determines the value of the advertising delivered based upon amounts charged for similar advertising in non-barter arrangements within the previous six-month period. Barter revenues were $18.2 million, $13.9 million and $12.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

CNET Networks refers to the fees generated by users and charged to merchants based on the number of users who click on an advertisement or text link to visit the websites of CNET Networks’ search, merchant, download or direct marketing partners as “activity-based advertising.” The arrangements for activity-based advertising are evidenced by a contract that stipulates the fee per activity. The fee becomes fixed and determinable upon a user clicking on an advertisement. These revenues are recognized in the period in which the activity occurs and are not subject to refund.

CNET Networks advertising revenue is primarily derived from sales through advertising agencies. In accordance with EITF Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, CNET Networks recognizes all advertising revenue net of any agency commissions. The Company has evaluated its sales arrangements with advertising agencies and has determined that we are not the principal when selling through an agency to the end advertisers. In addition, CNET Networks enters into certain arrangements where it is a partner with third-parties to earn marketing services revenue. In these instances, CNET Networks’ assesses whether the Company is acting as a principal or an agent in the arrangement and as such, whether or not revenues should be recorded gross versus net. In determining whether the Company is acting as a principal or an agent the Company evaluates whether or not CNET Networks has substantial risk and rewards of ownership under the terms of the arrangement.

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

Allowance for Doubtful Accounts

CNET Networks maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. CNET Networks bases its allowances on periodic assessments of its customers’ liquidity and financial condition through credit-rating agency reports, financial statement review and analysis and historical collection trends.

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. Such costs are included in sales and marketing expense and totaled $24.6 million, $22.1 million and $17.3 million during the years ended December 31, 2007, 2006 and 2005, respectively. Included in the cost of advertising for the years ended December 31, 2007, 2006 and 2005 are barter expenses of $17.8 million, $14.3 million and $11.6 million, respectively.

STOCK COMPENSATION EXPENSE

On January 1, 2006, CNET Networks adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107, Share-Based Payments, (“SAB 107”) relating to SFAS 123(R). CNET Networks has applied the provisions of SAB 107 in its adoption of SFAS 123(R). CNET Networks adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning of 2006. CNET Networks’ financial statements as of and for the year ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, CNET Networks’ financial statements for prior periods do not include the impact of SFAS 123(R).

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense recognized in CNET Networks’ statements of operations for 2007 and 2006 includes compensation expense related to share-based awards granted prior to January 1, 2006 that vested during the current period based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, Accounting for Stock-based Compensation. Stock compensation expense in 2007 and 2006 also includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

SFAS 123(R) requires the calculation of the beginning balance of the pool of excess tax benefits (additional paid-in capital pool or “APIC pool”) available to absorb tax deficiencies recognized subsequent to its adoption. SFAS 123(R) states that this beginning APIC pool shall include the net excess tax benefits that would have arisen had the company adopted the original Statement 123. FASB Staff Position (“FSP”) 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, (“FSP 123(R)-3”) provides a simplified method for determining this APIC pool, which CNET Networks may elect to adopt up to one year from its initial adoption of SFAS 123(R). At December 31, 2006, CNET Networks elected the simplified method for determining its APIC pool as provided in FSP 123(R)-3. CNET Networks also elected to include the impact of pro forma deferred tax assets for purposes of calculating assumed proceeds under the treasury stock method when determining diluted EPS. CNET Networks will recognize tax attributes associated with changes in the APIC pool based on provisions in the tax law that identify the sequence in which those amounts are utilized for tax purposes.

Prior to the adoption of SFAS 123(R), CNET Networks accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”) and SFAS 123. Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006 compensation expense was recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Any compensation expense was recorded on a straight-line basis over the vesting period of the grant.

STOCK OPTION INVESTIGATION AND RELATED MATTERS

In May 2006, CNET Networks’ Board of Directors appointed a Special Committee comprised of independent directors to conduct, with the assistance of legal counsel and outside accounting experts, an internal investigation relating to past option grants, the timing of such grants and related accounting matters. The findings of the investigation resulted in a restatement of the Company’s financial statements. On January 29, 2007, CNET Networks filed restated financial statements for 2005, 2004 and 2003 and the first quarter of 2006. CNET Networks’ review of past stock option granting practices required it to incur expenses for accounting, tax and other professional services including ongoing legal expenses associated with litigation (see Note 13, Commitments and Contingencies), which are included in the related caption in the statements of operations. Expenses incurred for the year ended December 31, 2007 are net of $0.3 million in insurance recoveries.

ASSET RETIREMENT OBLIGATIONS

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, CNET Networks has recorded asset retirement obligations related to various leased facilities in France, Germany, the United Kingdom and Singapore. Under the terms of the lease agreements, CNET Networks may be required to remove any leasehold improvements upon vacating the premises. Activity related to asset retirement obligations, which are included in long-term liabilities, for the year ended December 31, 2007 is as follows:

(in thousands)
Asset retirement obligations at December 31, 2006	$—
Liabilities established during the period	1,379
Accretion expense	83
Impact of changes in foreign exchange rates	56

Asset retirement obligations at December 31, 2007	$1,518

RECLASSIFICATIONS

Certain amounts in the 2006 and 2005 financial statements and notes thereto have been reclassified to conform to the current year financial statement classification. Specifically, expenses associated with an internal support group have been reclassified from cost of revenues to general and administrative expenses to more accurately reflect their current function within the Company. The amount reclassified for the years ended December 31, 2006 and 2005 was $2.7 million and $1.8 million, respectively. There was no impact on operating income or net income due to this reclassification.

Additionally, upon the sale of the Webshots business in October 2007, all results for the Webshots business were reclassified for all periods from continuing operations to a discontinued operation presentation.

ACCOUNTING PRONOUNCEMENTS ADOPTED IN THE CURRENT YEAR

In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. (See Note 8, Income Taxes.)

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007, although earlier adoption is permitted. CNET Networks is currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

On September 15, 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. Current industry practice will change as a result of SFAS 157’s definition of fair value, methods for measuring fair value and expanded disclosure regarding fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Certain provisions of SFAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis became effective for CNET Networks on January 1, 2008 and are being applied prospectively. These provisions of SFAS 157 are not expected to have any impact on the Company’s consolidated financial statements. The provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for CNET Networks on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised), Business Combinations (“SFAS 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. CNET Networks is currently evaluating the impact that the pending adoption of SFAS 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. CNET Networks is currently evaluating the impact that the pending adoption of SFAS 160 will have on its consolidated financial statements.

(2) BALANCE SHEET COMPONENTS

The following table presents the significant components of accounts receivable:

	December 31,
(in thousands)	2007	2006
Accounts receivable:
Accounts receivable	$104,509	$96,183
Allowance for doubtful accounts	(7,387)	(6,918)

Accounts receivable, net	$97,122	$89,265

The following table summarizes the significant components of property and equipment:

	December 31,
(in thousands)	2007	2006
Property and equipment:
Buildings	$7,020	$6,779
Computer equipment	63,013	58,848
Furniture and equipment	10,999	9,591
Software and website development	50,657	45,808
Leasehold improvements	36,888	30,653
Assets in progress	1,405	2,983

	169,982	154,662
Less: accumulated depreciation and amortization	(97,435)	(82,037)

Property and equipment, net	$72,547	$72,625

The following table summarizes the significant components of accrued liabilities:

	December 31,
(in thousands)	2007	2006
Accrued liabilities:
Compensation and related benefits	$20,172	$20,244
Modification of stock options (1)	—	24,093
Fixed assets received but not invoiced	3,566	2,337
Deferred rent	2,673	1,684
Tax-related liabilities	2,596	4,147
Acquisition purchase price payable	2,808	1,788
Operating accruals	16,707	13,516

Accrued liabilities	$48,522	$67,809

(1)	See Note 9, Stock Based Compensation.

(3) ACQUISITIONS

Purchase consideration for acquisitions completed in 2007, 2006 and 2005 was as follows:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Cash	$45,491	$12,601	$20,050
Stock issued	—	—	1,956
Deferred consideration	2,257	3,285	4,100
Direct acquisition costs	781	684	469

Purchase consideration	$48,529	$16,570	$26,575

The total purchase price as of the dates of acquisition has been allocated to assets and liabilities based on management’s estimate of fair value. To the extent that the purchase price of CNET Networks’ acquisitions exceeded the fair value of the related net tangible and identifiable intangible assets, goodwill has been recorded because the Company believes these acquisitions will assist with its strategy of establishing and expanding its global online content environments. The purchase consideration has been allocated to the estimated fair values of the assets acquired and liabilities assumed for these acquisitions at the dates of acquisition as follows:

	Year Ended December 31,
	2007		2006		2005
(in thousands)	Acquired Assets and Liabilities	Weighted Average Life	Acquired Assets and Liabilities	Weighted Average Life	Acquired Assets and Liabilities	Weighted Average Life
Cash acquired	$448		$243		$378
Fair value of assets acquired	1,894		492		485
Amortizable intangible assets:
Tradenames and trademarks	4,211	5 years	4,196	6 years	2,771	7 years
Developed technology	570	3 years	546	2 years	5,750	3 years
Registered users	—		130	5 years	350	6 years
Existing relationships	5,089	6 years	1,352	6 years	1,449	6 years
Content	6,260	5 years	3,202	4 years	1,196	3 years
Noncompete agreements	719	3 years	129	3 years	98	3 years
Goodwill	32,448		6,605		15,304

Total assets acquired	51,639		16,895		27,781
Liabilities assumed	(3,110)		(325)		(1,206)

Net assets acquired	$48,529		$16,570		$26,575

The weighted average life for amortizable intangible assets acquired was 5 years in both 2007 and 2006 and 4 years in 2005.

The results of operations of these acquisitions, which were not material to CNET Networks’ consolidated results, have been included in the statement of operations from the dates of their respective acquisition.

2007 Acquisitions

Through nine acquisitions in 2007, CNET Networks sought to broaden its content coverage into new categories and into certain international markets. CNET Networks sought to expand its content categories, site functionality, audiences and customer base.

U.S. Media

During 2007, the U.S. Media segment of CNET Networks made three acquisitions, of which one was accounted for as an asset purchase and two were accounted for as business combinations. The aggregate purchase price for these acquisitions was $33.1 million in cash, which includes $0.4 million in direct acquisition costs. Our BNET and CNET properties were extended by the acquisitions of FindArticles and TechTracker. In November 2007, the Company purchased FindArticles, a site that provides resource articles from several thousand sources, including magazines, journal and newspapers, for $20.7 million.

International

During 2007, the International Media segment of CNET Networks made six acquisitions, of which three were accounted for as asset purchases and three were accounted for as business combinations. The aggregate purchase price for these acquisitions was $15.4 million, consisting of $12.9 million paid in cash, $0.4 million in direct acquisition costs and $2.2 million in deferred consideration costs, which includes a note payable of $0.9 million due in June 2008 bearing interest at the rate of 4.0%. Four of these acquisitions took place in China which will serve to enhance CNET Networks’ presence in the automotive and technology categories and expand into the women’s fashion category. An acquisition in France increased our gaming presence, while an acquisition in Japan increased our technology presence.

The $32.4 million excess of the purchase consideration over the fair value of the net assets acquired for all 2007 acquisitions was allocated to goodwill, of which $17.4 million is deductible for tax purposes. Goodwill is not amortized and is tested for impairment at least annually.

2006 Acquisitions

Acquisitions in 2006 serve to broaden CNET Networks’ content coverage and expand its opportunity to reach new categories of advertisers and users.

U.S. Media

During the year ended December 31, 2006, the U.S. Media segment of CNET Networks made two acquisitions. Under the terms of the agreements, CNET Networks paid an aggregate purchase price of $6.6 million, consisting of $5.1 million paid in cash and a $1.5 million note payable with installments to be paid in 2007 and 2008 bearing interest at a rate of 7.84% per year.

International

During the year ended December 31, 2006, the International segment of CNET Networks made five acquisitions, three in China, one in France and one in Germany. The aggregate purchase price, including direct transaction costs, was $10.0 million, consisting of $7.5 million paid in cash, $1.8 million payable in January 2007 and $0.7 million of direct costs.

The $6.6 million excess of the purchase consideration over the fair value of the net assets acquired for all 2006 acquisitions was allocated to goodwill, of which $4.3 million is deductible for tax purposes.

2005 Acquisitions

On April 19, 2005, CNET Networks acquired a 90% interest in the assets of PCHome located in Shanghai, China through Chinese affiliates in cooperation with unaffiliated Chinese entities. As part of the transaction, CNET Networks agreed to acquire the remaining 10% interest, at the sellers’ option exercisable on the second and third anniversary of the acquisition, for a per share price equal to that paid for the original 90% interest. The purchase price paid for the 90% interest in PCHome totaled $11.1 million.

During 2005, CNET Networks made five other acquisitions totaling $15.4 million. Consideration included 240,540 unregistered shares of CNET Networks’ common stock valued at $2.0 million based on the average closing price of CNET Networks’ common stock for the five days prior to closing and discounted for non-liquidity. Consideration for the acquisitions also included $9.3 million paid in cash and $3.5 million of notes payable, which were repaid in 2006 and 2007.

The $15.3 million excess of the purchase consideration over the fair value of the net assets acquired for all 2005 acquisitions was allocated to goodwill, of which $4.4 million is deductible for tax purposes.

(4) DISCONTINUED OPERATIONS AND OTHER INVESTMENT-RELATED ACTIVITY

Discontinued Operations

Webshots. On October 25, 2007, CNET Networks entered into an asset purchase agreement with AG.com, Inc. (“AG”), a subsidiary of American Greetings Corporation, whereby AG purchased substantially all the assets and assumed certain liabilities of our Webshots business for $45.2 million in cash. Webshots was a reporting unit within the U.S. Media reporting segment. The 2007 results of operations for the Webshots business included a goodwill impairment charge of $19.0 million. Concurrent with the sale, CNET Networks began providing certain transition services to AG for an interim period.

Computer Shopper. On February 2, 2006, CNET Networks sold its Computer Shopper magazine business. The Computer Shopper magazine business was part of the U.S. Media segment.

In accordance with the provisions of SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, and the guidance in EITF 03-13, Applying the Conditions in Paragraph 42 of SFAS 144 in Determining Whether to Report Discontinued Operations, CNET Networks has accounted for these disposals as discontinued operations. The following is summarized financial information for discontinued operations, which includes Webshots and Computer Shopper:

	Year Ended December 31, 2007
(in thousands, except per share data)	Webshots	Computer Shopper	Total discontinued operations
Revenues	$9,354	$—	$9,354

Net operating loss from discontinued operations	$(21,902)	$—	$(21,902)
Gain on sale	1,287	—	1,287
Tax benefit	(847)	—	(847)

Loss from discontinued operations, net of tax	$(19,768)	$—	$(19,768)

Basic and diluted loss per share, discontinued operations			$(0.13)

	Year Ended December 31, 2006
(in thousands, except per share data)	Webshots	Computer Shopper	Total discontinued operations
Revenues	$18,117	$987	$19,104

Net operating income (loss) from discontinued operations	$886	$(815)	$71
Gain on sale	—	778	778

Income (loss) from discontinued operations, net of tax	$886	$(37)	$849

Basic earnings per share, discontinued operations			$0.01

Diluted earnings per share, discontinued operations			$0.00

	Year Ended December 31, 2005
(in thousands, except per share data)	Webshots	Computer Shopper	Total discontinued operations
Revenues	$18,282	$16,162	$34,444

Net operating income (loss) from discontinued operations	$5,363	$(9,099)	$(3,736)
Tax expense	103	—	103

Income (loss) from discontinued operations, net of tax	$5,260	$(9,099)	$(3,839)

Basic and diluted loss per share, discontinued operations			$(0.03)

Other Investment-Related Activity

Non operating income in 2007 included gains realized on investments of $2.2 million, which was primarily comprised of $1.6 million from the repayment of a note receivable from a privately-held company that had previously been written-off as uncollectible. The remaining $0.6 million related to the sale of certain privately-held investments, which had previously been written-off.

(5) INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2007
Amortizable intangible assets:
Tradenames and trademarks	$37,887	$(26,871)	$11,016
Existing relationships	10,384	(2,585)	7,799
Developed technology	2,816	(1,678)	1,138
Content	10,719	(3,597)	7,122
Other	3,503	(1,580)	1,923

Total intangible assets, net	$65,309	$(36,311)	$28,998

December 31, 2006
Amortized intangible assets:
Tradenames and trademarks	$42,351	$(27,121)	$15,230
Existing relationships	16,827	(5,321)	11,506
Developed technology	8,015	(4,588)	3,427
Content	6,097	(2,699)	3,398
Other	3,528	(2,111)	1,417

Total intangible assets, net	$76,818	$(41,840)	$34,978

Intangible assets that are subject to amortization are amortized on a straight-line basis and have original estimated useful lives as follows: tradenames and trademarks, two to fifteen years; existing relationships, three to seven years; developed technology, two to four years; content, one to six years; and other, one to seven years. Useful lives are reviewed regularly to ensure that a change in circumstances has not occurred that would result in a change in the estimated useful life of the underlying asset. Estimated future amortization expense related to intangible assets at December 31, 2007 Is as follows:

(in thousands)
2008	$8,743
2009	6,456
2010	5,535
2011	4,345
2012	2,516
Thereafter	1,403

$28,998

Goodwill

The following table sets forth the changes in goodwill by reporting segment for the years ended December 31, 2007 and 2006:

(in thousands)	U.S. Media	International Media	Total
Balances as of December 31, 2005	$101,991	$27,667	$129,658
Acquisitions	2,400	4,205	6,605
Disposals	(300)	(480)	(780)
Foreign currency translation adjustments	—	369	369
Impairments	(1,418)	(1,375)	(2,793)

Balances as of December 31, 2006	102,673	30,386	133,059
Acquisitions	23,906	8,542	32,448
Disposal	(34,618)	—	(34,618)
Foreign currency translation adjustments	—	896	896
Recognition of deferred tax asset	(28,737)	—	(28,737)
Impairment	(19,009)	—	(19,009)

Balances as of December 31, 2007	$44,215	$39,824	$84,039

Impairments

CNET Networks reviews goodwill and other intangibles for impairment annually as of August 31 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). As part of this analysis, the Company compares the fair value of each reporting unit to its carrying value. At August 31, 2007, the evaluation was prepared based on CNET Networks’ current and projected performance for the identified reporting units. The fair value of its reporting units was determined using a combination of the income and market approaches. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, the Company estimates the fair value based on market multiples of revenue or earnings for comparable companies and comparable transactions. In the application of these methodologies, CNET Networks was required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates, including changes in the economy, the business environment in which the Company operates, and/or our own relative performance. Any differences in actual results compared to our estimates could result in further future impairments.

For the purpose of assessing goodwill impairment, CNET Networks regularly reviews the impact of any changes to its reporting units. In 2007, changes in management and its internal reporting structure resulted in a change to its reporting units (reporting units are defined by SFAS 142), and this change in reporting structure increased the Company’s reporting units from four to ten. The change in reporting structure was finalized in the third quarter of 2007. As a result of this change and as required by SFAS 142, goodwill was reassigned to all the affected reporting units.

Based on its annual SFAS 142 evaluation, CNET Networks determined that the estimated fair value exceeded the carrying value for each of its reporting units, except the Webshots reporting unit. For this unit, CNET Networks performed step two of the analysis and determined that its carrying value of goodwill exceeded the implied fair value of goodwill, which resulted in an impairment charge of $19.0 million at August 31, 2007. The impairment charge was calculated based on the sales price per our October 25, 2007 agreement to dispose of the Webshots operations as CNET Networks believed such amount to be the best estimate of fair value.

(6) MARKETABLE DEBT SECURITIES

The following is a summary of available-for-sale marketable debt investments:

	Year Ended December 31, 2007
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate obligations	$11,794	$3	$—	$11,797
U.S. government agency securities	6,494	5	—	6,499

	18,288	8	—	18,296

Long-term investments
Corporate obligations	506	4	—	510
U.S. government agency securities	—	—	—	—

	506	4	—	510

	$18,794	$12	$—	$18,806

	Year Ended December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments
Corporate obligations	$21,930	$—	$(27)	$21,903
U.S. government agency securities	8,473	—	(4)	8,469

	30,403	—	(31)	30,372

Long-term investments
Corporate obligations	7,981	1	—	7,982
U.S. government agency securities	5,932	1	—	5,933

	13,913	2	—	13,915

	$44,316	$2	$(31)	$44,287

The contractual maturities of CNET Networks’ short-term investments at December 31, 2007 were one year or less while CNET Networks’ long-term investments had contractual maturities between one and two years. Actual maturities may differ from contractual maturities because issuers of the securities have the right to prepay or call obligations without prepayment penalties.

(7) DEBT

Below is a summary of CNET Networks’ outstanding debt obligations:

	December 31,
(in thousands)	2007	2006
Term loan	$58,301	$—
Revolving credit facility	—	60,000
Other obligations	5,667	18,348

	63,968	78,348
Less current maturities	(8,860)	(13,850)

	$55,108	$64,498

The aggregate annual principal payments for borrowings outstanding as of December 31, 2007 are as follows:

(in thousands)
2008	$8,860
2009	7,674
2010	18,066
2011	27,076
2012	121
Thereafter	2,171

$63,968

Credit Facility

On October 12, 2007, the Company entered into a four-year credit agreement with a group of lenders in which CNET Networks can borrow up to an aggregate principal amount of $250.0 million. The credit agreement includes a revolving credit facility (including a letter of credit and swing line subfacilities) with an aggregate principal amount of up to $190.0 million and a term loan in an aggregate principal amount of $60.0 million, and matures on October 12, 2011. In conjunction with entering into this credit agreement, the Company recorded deferred debt issuance costs of $2.8 million which are included in other assets. The credit facility is available for general corporate purposes and replaced a $60.0 million revolving credit facility, which was repaid. Available borrowings under the $190.0 million revolving credit facility are currently reduced by $15.5 million related to outstanding letters of credit.

Under the terms of the agreement, CNET Networks is required to maintain a maximum consolidated leverage ratio and a minimum fixed charge coverage ratio along with other restrictive covenants and are required to make periodic representations and warranties, including that no material adverse change in the Company’s business, results of operations or financial condition has occurred. Events of default include non-payment, failure to perform covenants and change of control. The borrowing is collateralized by not less than 80% of CNET Networks’ consolidated assets. CNET Networks was in compliance with all covenants at December 31, 2007.

Various interest rate options are available under the credit agreement. Interest is payable quarterly based on rates applicable to outstanding amounts under the term loan or revolving credit are, at the Company’s option, either the base rate or the Eurodollar rate, where the base rate is the higher of the Federal Funds rate plus 0.5% and the lender’s prime rate, and the Eurodollar rate is LIBOR, plus an applicable margin based on the Company’s leverage ratios. The blended interest rate on this outstanding balance of this loan at December 31, 2007 was 7.72%.

The full amount of the term loan of $60.0 million was drawn down at close and used to repay CNET Networks’ revolving facility which had matured. In connection with this facility, the Company recorded and paid approximately $0.2 million in bank fees that were recorded as a discount to the loan and amortized over four years. In December 2007, $1.5 million of principal was repaid on term loan.

Notes Payable

CNET Networks issued a $10.0 million note payable related to the 2004 Webshots acquisition, as well as $3.5 million in notes payable related to three acquisitions in 2005, all of which were repaid in 2007. At December 31, 2007, additional notes payable issued in connection with acquisitions were outstanding one bearing interest at 7.84% on a balance of $1.2 million and the other bearing interest at 4.0% on a balance of $1.0 million. Both notes are payable in 2008.

CNET Networks has Swiss Franc mortgage loans for buildings owned in Switzerland. The Swiss Franc mortgage loan was issued in 2000 and amortizes over 20 years. At December 31, 2007, CNET Networks had Swiss Franc mortgage loans outstanding in Swiss Francs of 2.6 million and 0.6 million or U.S. $2.8 million in aggregate, with effective interest rates of 4.25% and 3.25%, respectively.

As a result of the ZDNet acquisition on October 17, 2000, CNET Networks assumed $614,000 of 8 1/2% Senior Subordinated Notes due 2008 with interest payable semiannually on May 1 and November 1.

Letters of Credit

CNET Networks had $16.3 million of letters of credit outstanding at December 31, 2007. Approximately $1.3 million of these letters of credit were either collateralized by deposits in escrow or drawn under the Company’s credit facility’s letter of credit sub facility and are used primarily as deposits associated with employee benefit plans. The remaining $15.6 million of letters of credit outstanding relates to a security deposit in connection with an assumed guarantee (see Note 13, Commitments and Contingencies) and as a security deposit for a leased property.

(8) INCOME TAXES

The components of income from continuing operations before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2007	2006	2005
United States	$21,036	$6,235	$26,418
Foreign	(3,511)	1,086	(3,179)

Income before income taxes	$17,525	$7,321	$23,239

Income tax expense (benefit) attributable to continuing operations consists of:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Current:
Federal	$1,802	$1	$284
State	652	(43)	753
Foreign	2,498	1,686	(957)

Total current	4,952	1,644	80

Deferred:
Federal	(147,140)	—	—
State	(33,692)	—	—
Foreign	(2,838)	(310)	(263)

Total deferred	(183,670)	(310)	(263)

	$(178,718)	$1,334	$(183)

The reconciliation of the expected statutory federal income tax rate of 35% to CNET Networks’ actual tax rate is presented in the following schedule:

	Year Ended December 31,
	2007	2006	2005
Income tax expense at statutory rate	35.0%	35.0%	35.0%
Non deductible goodwill impairment	—	—	13.1
Imputed interest	4.9	8.8	1.7
Stock compensation expense	4.2	10.7	0.8
Meals and entertainment	2.5	2.8	0.7
Other permanent differences	(3.5)	2.8	2.2
State tax, net of federal benefit	(122.5)	(0.6)	3.2
Foreign tax differential	5.1	13.6	(0.5)
Other	3.5	—	—
Change in valuation allowance	(949.0)	(54.9)	(57.0)

Effective tax rate	(1,019.8)%	18.2%	(0.8)%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are presented below:

	December 31,
(in thousands)	2007	2006	2005
Net operating loss carry forwards	$168,696	$206,246	$186,196
Properties and intangibles	52,553	55,259	90,174
Reserves and accruals, current	3,763	2,574	5,362
Deferred loss from privately held investments	48,522	43,681	44,550
Stock option compensation	18,451	21,296	15,573
Tax credit carryforwards	340	2,630	2,630
State taxes	—	1	51
Other	2,196	(654)	(930)

	294,521	331,033	343,606
Less valuation allowance	(77,227)	(330,241)	(343,150)

Net deferred tax assets	$217,294	$792	$456

The net changes in the valuation allowances for deferred tax assets for the years ended December 31, 2007, 2006 and 2005 were decreases of $253.0 million, $12.9 million and $14.0 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Income tax expense has been recorded based on an effective tax rate for the year ended December 31, 2007. The tax rate has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty. Management believes that historical profitability combined with the expectation of future profitability supports the future realization of deferred tax assets and accordingly, released most of the valuation allowance for the U.S. and certain foreign deferred tax assets.

At December 31, 2007, CNET Networks had U.S. federal net operating losses of $470.5 million. These losses may be subject to limitations on their utilization due to change in ownership and will expire in varying amounts beginning in 2008 through 2026. CNET Networks also had California state net operating losses of $155.9 million which will expire in varying amounts beginning in 2013 through 2016. Included in these net operating loss carryforwards is $38.8 million related to stock option deductions. In the event these tax benefits are realized, $14.5 million would be credited to paid-in-capital. CNET Networks also had cumulative foreign net operating losses of $83.8 million.

CNET Networks has Federal research credit carryforwards totaling approximately $2.1 million. These credits may be subject to limitations on their utilization due to change in ownership and will expire in varying amounts beginning in 2010 through 2022. CNET Networks also has California research credit carryforwards totaling approximately $1.1 million, which will carry forward indefinitely until utilized.

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

CNET Networks adopted the provisions of FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.3 million decrease in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of accumulated deficit. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance as of December 31, 2006	$261
Additions based on tax positions related to the current year	202
Additions for tax positions of prior years	24,399
Reductions for tax positions of prior years	(261)

Balance as of December 31, 2007	$24,601

Included in the balance of unrecognized tax benefits at December 31, 2007 is $23.7 million of tax positions for which the recognition of these unrecognized tax benefits would affect the annual effective tax rate due principally to the release of the valuation allowance on deferred tax assets in the current year. It is reasonably possible that the balance of unrecognized tax benefits could decrease by $16.0 million during the next twelve months due to the expiration of a net operating loss carryforward.

CNET Networks recognizes interest accrued related to unrecognized tax benefits in interest expense, and penalties are recognized in other, net. During the year ended December 31, 2007, CNET Networks recognized and accrued $0.1 million of penalties; no interest was recognized or accrued. There were no penalties or interest recognized and accrued during the year ended December 31, 2006.

(9) STOCK BASED COMPENSATION

STOCK OPTION PLANS

Stock Option Program Description

As of December 31, 2007, CNET Networks had the following stock option incentive plans:

Plan Name	Number of Shares Authorized	Number of Shares Outstanding	Number of Shares Available for Grant
(in thousands)
Plans approved by stockholders	41,000	15,934	4,792
Plans not approved by stockholders	7,804	2,607	1,887
Assumed plans	Not applicable	591	—

Total		19,132	6,679

Stock options for the CNET, Inc. Amended and Restated Stock Option Plan, the CNET Networks, Inc. Amended and Restated 1997 Stock Option Plan, the 2000 CNET Networks, Inc. Stock Incentive Plan and the Amended and Restated 2004 CNET Networks, Inc. Incentive Stock Award Plan were approved by the Company’s stockholders. Stock options for the 2001 CNET Networks, Inc. Stock Incentive Plan and the assumed TwoFold Photos, Inc. 2003 Common Stock Incentive Plan were not approved by the Company’s stockholders. Assumed plans are stock option plans that CNET Networks assumed in connection with various acquisitions. Substantially all stock options have terms of 10 years and generally vest and become fully exercisable four years from the date of grant. The vesting schedule for stock option grants are generally as follows: 25% of the grant vests one year from date of grant with the remainder of the grant vesting in 36 equal monthly installments thereafter.

General Option Information

The following summarizes stock option activity during the years ended December 31, 2007, 2006 and 2005:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Balance at December 31, 2004	21,148	$8.12
Granted	4,644	13.24
Exercised	(5,365)	5.44
Forfeited or expired	(1,468)	9.72

Balance at December 31, 2005	18,959	9.99
Granted	5,028	8.97
Exercised	(1,031)	6.30
Forfeited or expired	(2,739)	10.70

Balance at December 31, 2006	20,217	9.76	6.97	$29,255

Granted	5,953	7.87
Exercised	(2,159)	5.20
Forfeited or expired	(4,879)	12.88

Balance at December 31, 2007	19,132	$9.19	7.43	$21,274

Vested and expected to vest at December 31, 2007	18,523	$9.20	7.33	$20,587

Options exercisable at December 31, 2007	9,571	$9.59	5.75	$12,850

Intrinsic value is calculated as the difference between the market value of stock on a given date and the exercise price of the options. The aggregate intrinsic value of $21.3 million and $29.3 million as of December 31, 2007 and 2006, respectively, is based on CNET Networks’ closing stock price of $9.14 on December 31, 2007 and $9.09 on December 31, 2006 and represents the total pretax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the year ended December 31, 2007 was $7.7 million.

As of December 31, 2007, 2006 and 2005, the number of options exercisable was (in thousands) 9,571, 11,666 and 9,970, respectively, and the weighted average exercise price of those options was $9.59, $9.86 and $9.67, respectively.

As of December 31, 2007, there was $44.4 million of total unrecognized compensation cost related to nonvested share-based awards granted under the option plans. That cost is expected to be recognized over a weighted-average period of 2.81 years.

The following table summarizes information about stock options outstanding as of December 31, 2007:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding As of 12/31/07	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable Exercise As of 12/31/07	Weighted Average Exercise Price
		(in thousands)	(in years)		(in thousands)
$0.90	$1.12	36	4.7	$0.94	36	$0.94
1.75	2.54	429	2.9	2.47	429	2.47
2.79	3.69	547	3.8	3.23	547	3.23
4.19	5.85	680	5.4	4.91	680	4.91
6.46	9.58	12,564	8.3	8.20	4,256	8.32
9.74	14.25	4,403	6.3	12.36	3,193	12.12
14.98	21.88	284	5.2	16.81	241	17.10
24.56	36.25	111	2.2	27.45	111	27.45
39.88	57.63	74	1.6	54.80	74	54.80
60.69	65.00	4	2.1	61.58	4	61.58

0.90	65.00	19,132	7.4	9.19	9,571	9.59

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock compensation expense related to shares issued in connection with CNET Networks’ stock options and employee stock purchase plan under SFAS 123(R) for the years ended December 31, 2007 and 2006:

(in thousands)	Year ended December 31, 2007	Year ended December 31, 2006
Cost of revenues	$5,321	$6,942
Sales and marketing	2,612	3,575
General and administrative	10,890	8,555
Discontinued operations	137	679

	$18,960	$19,751

The weighted-average estimated grant date fair value of employee stock options granted in 2007, 2006 and 2005 was $7.42, $5.29 and $7.47, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Stock options:
Dividend yield	0%	0%	0%
Expected volatility	50.1% - 62.4%	56.9% - 76.8%	83.5-84.6%
Risk-free interest rate	3.09% - 5.02%	4.38% - 5.21%	3.52-4.32%
Expected life (in years)	3.7 - 4.6	3.7 - 4.6	3
Employee Stock Purchase Plan:
Dividend yield	0%	0%	0%
Expected volatility	44.1% - 46.6%	34.0% - 62.0%	31.7-73.0%
Risk-free interest rate	3.99% - 5.14%	3.98% - 4.63%	2.23-3.50%
Expected life (in years)	0.25-0.50	0.25-0.50	0.25-0.50

CNET Networks estimates the volatility of its common stock by using a combination of historical and implied volatility of market-traded options. CNET Networks’ decision to use implied volatility was based upon the availability of actively traded options on its common stock and the assessment that implied volatility is more representative of future stock price trends than historical volatility.

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

Pro Forma Information under SFAS 123 for 2005

The table below reflects pro forma net income and diluted net income per share as if CNET Networks had applied the fair value recognition of SFAS 123 to stock-based compensation for the year ended December 31, 2005:

(in thousands, except per share data)
Net income - as reported	$19,583
Add: Stock-based employee compensation expense included in reported net income, net of tax	6,344
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	(22,997)

Net income, including the effect of stock compensation expense	$2,930

Basic and diluted net income per share:
Diluted net income per share - as reported	$0.13
Diluted net income per share, including the effect of stock-based compensation expense	$0.02

Modifications of Stock Options

Under the terms of the CNET Networks’ option plans, affected terminated employees who have vested and exercisable stock options have 90 days after the date of termination to exercise the options. Since the Form S-8 registration statements for shares of common stock issuable under the option plans were not available from August 2006 through January 29, 2007 due to delays in the filing of financial information with the SEC as a result of the stock option investigation and the restatement of the 2005 financial statements, terminated employees were precluded from exercising options until CNET Networks was again in compliance with applicable federal securities laws. In 2006, the Compensation Committee of the Board of Directors approved a modification for these individuals by extending the normal 90-day exercise period after termination date to 30 days after the date that CNET Networks became compliant with SEC filings and the registration of the option shares was once again effective, which 30-day period commenced on January 29, 2007. As the individuals impacted by this modification were no longer employees, the awards ceased to be accounted for under SFAS 123(R) and became subject to the recognition and measurement requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which resulted in a change of the classification from equity to liability classification with periodic remeasurement to fair value. Subsequent changes in fair value are reported in earnings and disclosed in the financial statements as long as the options remain classified as liabilities. When the options classified as liabilities are ultimately settled in stock, any gains or losses on those options will be included in earnings. Thus, on the dates of modification, the options with the extended exercise terms were initially measured at fair value, and compensation cost of $24.1 million that would have been recognized as expense if the awards had retained their equity classification was reclassified from stockholders’ equity to liability classification. The liability associated with this modification of $24.1 million was released during the first quarter of 2007 upon the exercise or expiration of the remaining unexercised stock options as well as the recognition in nonoperating income of a $0.7 million gain upon the remeasurement of the liability during the period it was outstanding.

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

As of April 4, 2007, the Company had received election forms from eligible employees agreeing to amend and increase to fair value the exercise price with respect to 897,465 Eligible Options. Under the terms of the Offer, the Company made cash payments in January 2008 totaling $2.1 million to the individuals who elected to amend their Eligible Options. During the year ended December 31, 2007, the Company recorded an expense to stock option investigation and related matters of $0.9 million representing the incremental fair value of the options following the modification to increase the exercise price and to settle the difference in cash. The Company has recorded the remaining portion of the cash payment of $1.2 million as a charge to additional-paid-in-capital in stockholders’ equity, as the liability to make the payment represented a future cash settlement of a portion of the original award that had been previously expensed.

Acceleration of Vesting Provision

On January 14, 2008, the Company’s board of directors approved severance agreements with certain members of our senior management, which provide for certain compensation and benefits upon the occurrence of certain events, including the acceleration of any unvested options should there be a termination “without cause” or “for good reason” within 24 months of a “change of control”, as defined in the agreement.

EMPLOYEE STOCK PURCHASE PLAN

In July 1996, CNET Networks adopted an Employee Stock Purchase Plan (“ESPP”) that covers substantially all U.S. employees, whereby participants may elect to purchase CNET Networks’ stock. The purchase price varies each quarter and is 85% of the lower of the closing price at the beginning of the quarter and the closing price at the end of the quarter for the first and third quarters of the year or the lower of the closing price at the beginning of the prior quarter and the closing price at the end of the current quarter for the second and fourth quarters of the year. Employee contributions consist of a percentage of their compensation. The maximum percentage of compensation that an employee may contribute to purchase CNET Networks stock is 15% subject to a limitation of $25,000 (of total value) in a calendar year.

The ESPP was temporarily suspended during the last half of 2006 through January 2007, due to the inability of CNET Networks to file required reports with the Securities and Exchange Commission. CNET Networks became compliant with SEC filing requirements in January 2007, and the ESPP was reactivated in February 2007. Purchases under the ESPP of 158,868 shares were made during the year ended December 31, 2007. Shares available for purchase under the Employee Stock Purchase Plan at December 31, 2007 were 3.4 million.

(10) STOCKHOLDERS’ EQUITY

On January 11, 2008, CNET Networks’ board of directors adopted a stockholders’ rights plan, commonly known as a “poison pill,” which could result in the significant dilution of the proportionate ownership of any person that engages in an unsolicited attempt to take over our company.

CNET Networks has 5.0 million shares of authorized preferred stock, of which 1.0 million shares are designated as Series A Junior Participating Preferred Stock, $0.01 par value per share, none of which is outstanding. Under the terms of the Company’s Certificate of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

(11) BENEFIT PLAN

In 1996, CNET Networks adopted a 401(k) Profit Sharing Plan (the 401(k) Plan) that is intended to qualify under Section 401(k) of the Internal Revenues Code of 1986, as amended. The 401(k) Plan covers substantially all of CNET Networks’ employees in the U.S., who may contribute up to 25% of their annual compensation, subject to a limitation of $15,500 in 2007. In addition to the regular contribution limits, employees who reached at least age 50 by December 31, 2007 were eligible to contribute an additional amount up to $5,000. Employees vest immediately in their contributions and earnings thereon. The plan allows for company matching contributions of up to 50% of the first 4% of eligible annual compensation ($225,000 in 2007) contributed by each employee. Employees vest in CNET Networks’ contributions at 50% after one year of service and 100% after two years of service. For the years ended December 31, 2007, 2006, and 2005, CNET Networks made matching contributions of $1.6 million, $1.2 million, and $1.1 million, respectively.

(12) EARNINGS PER SHARE

The following table sets forth the computation of net income per share:

(in thousands, except per share data)	Year Ended December 31,
	2007	2006	2005
Net income	$176,475	$6,836	$19,583

Weighted average common shares outstanding - basic	151,333	149,076	146,030
Stock options	987	3,237	6,585

Weighted average common shares outstanding - diluted	152,320	152,313	152,615

Basic income per common share	$1.17	$0.05	$0.13

Diluted income per common share	$1.16	$0.04	$0.13

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

The following table summarizes potential common shares outstanding excluded from the calculation of diluted net income per share for the years ended December 31, 2007, 2006 and 2005, because their effect is anti-dilutive:

(in thousands, except per share price)	Year Ended December 31,
	2007		2006		2005
	Weighted Average Shares	Weighted Average Exercise Price	Weighted Average Shares	Weighted Average Exercise Price	Weighted Average Shares	Weighted Average Exercise Price
Shares issuable under stock options	14,287	$10.71	11,872	$12.86	5,603	$17.11
Shares issuable pursuant to 0.75% Convertible Senior Notes	Not applicable	Not applicable	3,237	$15.00	8,333	$15.00

(13) COMMITMENTS AND CONTINGENCIES

Leases

CNET Networks has non-cancelable operating leases primarily for facilities and office equipment that expire over the next 12 years. Future minimum lease payments at December 31, 2007 under these leases were as follows:

(in thousands)
2008	$21,197
2009	20,047
2010	18,196
2011	17,847
2012	18,350
Thereafter	67,804

$163,441

Rent expense related to operating leases is recognized on a straight-line basis and totaled $21.3 million, $19.7 million, and $18.9 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Guarantee

In conjunction with the ZDNet acquisition in 2000, CNET Networks assumed guarantees of certain lease obligations of Ziff Davis Media, Inc. (“Ziff Davis Media”), an unaffiliated company. At December 31, 2007, two of these leases remained active; one is in Oak Brook, Illinois (the “Oak Brook lease”) and the other is in New York City (the “New York lease”).

In December 2006, Ziff Davis Media ceased making monthly payments under the Oak Brook lease. The total lease payment and associated operating costs due from that date through the lease termination in December 2008 is $1.2 million. In June 2007, the landlord named Ziff Davis Media, Inc. and CNET Networks as parties in a legal action seeking reimbursement under the guarantee. A March 2008 court date has been set for this matter. In 2007, CNET Networks recorded a $0.7 million loss contingency in operating expenses related to this potential loss under the lease guarantee resulting from the cessation of payments by Ziff Davis Media.

The New York lease expires in June 2019 and covers approximately 400,000 square feet of space on nine floors. CNET Networks currently subleases one floor from Ziff Davis Media, representing approximately 49,000 square feet. Ziff Davis Media fully occupies two floors, or approximately 98,000 square feet. The contractual lease payments for these two floors are currently $3.2 million per year, increasing to $3.6 million in June 2009 and $4.0 million in June 2014. Approximately 191,000 square feet covering five floors of the New York lease is held by tenants with subleases with Ziff Davis Media or under additional sublease agreements with subtenants. Ziff Davis along with various subtenants share space on an additional floor covering approximately 62,000 square feet. Currently, approximately 114,000 square feet, covering two floors and part of a third floor is under a lease obligation with The Bank of New York Mellon. The Bank of New York Mellon’s annual rent commitment is $3.4 million per year, increasing to $3.8 million in June 2009 and $4.3 million in June 2014. Softbank, Inc. has a lease obligation for one floor covering approximately 31,000 square feet with annual rent payments of $1.0 million per year, increasing to $1.1 million in June 2009 and $1.3 million in June 2014. At December 31, 2007, all lessees were in compliance with the terms of lease and sublease agreements and no leases were in default.

In August 2007, Ziff Davis Media announced that it was exploring opportunities to re-structure its debt. Accordingly, if the financial condition of Ziff Davis Media, its sublessees or The Bank of New York Mellon or Softbank, Inc., as guarantors for 144,000 square feet, were to deteriorate and result in non-payments of rent, CNET Networks could become liable for any shortfalls. In addition, any termination of a sublease or any deterioration in the commercial real estate market in New York City could adversely impact the timing and lease rates received from new sublessees of this space. Any shortfalls in lease payments resulting from vacancies, including space currently occupied by the Company and Ziff Davis Media, as well as any sublease rental rates below amounts contractually owed by Ziff Davis, could adversely impact our financial results and could result in a significant use of cash.

As of December 31, 2007, the total lease payments remaining until the end of the lease term, excluding the rent attributable to space leased by CNET Networks totaled $137.9 million. This amount included $59.2 million related to subleases through the lease expiration in 2019 held by the Bank of New York Mellon and Softbank, Inc., $42.4 million related to space currently occupied by Ziff Davis Media and $36.3 million related to space held under various sublease arrangements. If the financial condition of any of the sublessees or the primary lessee, Ziff Davis Media, were to deteriorate and thereby result in an inability to make their lease payments, CNET Networks could be required to make their lease payments under the guarantee.

In connection with the New York lease guarantee, CNET Networks also has a letter of credit for $15.0 million outstanding as a security deposit. As there is no present obligation to make any payments in connection with this guarantee, CNET Networks has not recorded any liability for this guarantee in its financial statements.

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

Class Action Suits

Two shareholder class action lawsuits were filed in the United States District Court for the Southern District of New York on August 16, 2001 and September 26, 2001. A Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002. The complaint named as defendants Eric Hippeau, Timothy O’Brien, investment banks that were the underwriters of the public offering of ZDNet series of Ziff-Davis stock (the ZDNet Offering), and CNET Networks as successor in liability to Ziff-Davis. The complaint alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The claims under the Securities Exchange Act were later dismissed, as were the claims against the individuals. The complaint alleged the receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the ZDNet Offering and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the ZDNet Offering was false and misleading and in violation of the securities laws because it did not disclose the arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with over 300 nearly identical actions filed against other companies and their underwriters. On February 19, 2003, the Court granted our motion to dismiss the Section 10(b) claim with leave to replead, and denied the motion to dismiss the Section 11 claim. Plaintiffs did not replead the Section 10(b) claim, and the time to replead that claim has expired.

On December 5, 2006, the Second Circuit vacated the district court’s order granting class certification in six of the approximately 300 nearly identical actions that are part of the consolidated litigation. These six cases are the class certification “focus cases,” which were selected by plaintiffs and do not include the Company. The focus cases are intended to serve as test cases, and the district court’s decisions with respect to the focus cases are intended to serve as strong guidance for the parties in the remaining cases. The Second Circuit rejected the plaintiffs’ petition for rehearing, but noted that plaintiffs could ask the district court to certify more narrow classes than those that were rejected. Prior to the Second Circuit opinion, Plaintiffs, Ziff-Davis, the Company and other issuer defendants sued in similar cases had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement agreement could no longer be approved. On June 25, 2007, the Court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed motions to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. On December 21, 2007, the issuers and the underwriters filed papers opposing plaintiffs’ class certification motion and plaintiffs filed an opposition to defendants’ motions to dismiss. On January 28, 2008, the issuers and the underwriters filed reply briefs in further support of their motions to dismiss the amended complaints. CNET Networks cannot predict the impact of this litigation on its business, financial condition, results of operations or cash flows.

Shareholder Derivative Suits

The Company is named as a nominal defendant in two sets of consolidated derivative actions, one pending in the United States District Court for the Northern District of California (In re CNET Networks, Inc. Shareholder Derivative Litigation) and one pending in San Francisco County Superior Court (In re CNET Networks, Inc. Derivative Shareholder Litigation). In each case, the plaintiffs have alleged that certain of the Company’s current and former officers and directors caused the Company to backdate employee stock option grants.

The complaints, which purport to have been brought on the Company’s behalf, seek to recover unspecified damages, for the Company’s benefit, from the individual defendants. The complaints do not seek any monetary relief against the Company, although they seek an award of attorneys’ fees and costs.

The first federal court case was filed on June 19, 2006, and consolidated amended complaints were filed on November 9, 2006 and February 12, 2007. On April 11, 2007, the United States District Court for the Northern District of California dismissed the federal court complaint. On April 30, 2007, the court granted the federal court plaintiffs leave to amend but stayed the case pending a books and records inspection. On June 14, 2007, one of the federal court plaintiffs, together with another purported shareholder, filed a complaint in the Delaware Court of Chancery seeking an order permitting them to inspect various CNET Networks’ books and records. On November 21, 2007, the Delaware Court of Chancery granted their request in part. The federal court case is currently scheduled for trial in February 2009.

The first state court case was filed on May 31, 2006, and consolidated amended complaints were filed on August 11, 2006 and November 16, 2006. On January 3, 2007, the Superior Court denied the Company’s motion to stay the state court cases, without prejudice, but extended until further notice the Company’s time to respond to the complaint and ordered that no discovery may take place pending further order of the court. The state court plaintiffs have filed a motion to compel the Company to produce to them any documents produced to the federal court plaintiffs in connection with the Delaware books and records proceeding. The motion to compel is scheduled for hearing in March 2008. CNET Networks cannot predict the impact of this litigation on its business, financial condition, results of operations or cash flows.

JANA Litigation

JANA Master Fund, Ltd. commenced an action in the Delaware Court of Chancery on January 7, 2008 against the Company, seeking declaratory and injunctive relief requesting, among other things, that the court declare certain provisions of CNET Networks’ bylaws invalid and enjoin the application of such provisions, which require stockholders to have held $1,000 worth of CNET Networks’ common stock for at least one year in order to propose business or nominate directors. In addition, the complaint asks the court to compel production of certain stocklist materials pursuant to Section 220 of the Delaware General Corporation Law. The Company answered the complaint on January 22, 2008, denying any wrongdoing and asserting affirmative defenses, and subsequently the parties resolved JANA’s claim under Section 220 and agreed to produce certain of the items requested. On February 4, 2008, JANA filed a motion for judgment on the pleadings with respect to its request for injunctive relief against the application of the Company’s bylaws, to the extent such bylaws would preclude JANA and certain other alleged stockholders aligned with it from proceeding at the 2008 Annual Meeting of stockholders to (a) nominate two persons for election as Class III directors; (b) propose that the bylaws be amended to cause an increase in the size of the board from eight to 13 directors; and (c) nominate an additional five persons to fill the new directorships resulting from such increase. The Company’s response to the motion is due on February 22, 2008, with argument on the motion scheduled for March 3, 2008. In addition, our $250.0 million credit facility includes certain events, including a “change of control”, that would cause a default under the credit facility and permit the lender to accelerate the maturity of any outstanding indebtedness with the lender and to terminate the facility. If JANA Partners’ proposals are successful and all of JANA’s nominees are elected to our board of directors, a “change of control” may be deemed to occur under our credit facility. The Company believes JANA’s claims are without merit, and intends to vigorously defend against them.

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

U.S. Media reporting segment consists of an online media network focused on topics that people are highly interested in such as technology, entertainment, lifestyle and business. International Media reporting segment includes media properties under several of the same brands as the Company’s sites in the U.S., with additional brands represented in markets such as China, France, Germany and the United Kingdom and several print publications in China.

Summarized information by segment from the internal management reports is as follows:

(in thousands)	U.S. Media	International Media	Other	Total
Year Ended December 31, 2007
Revenues	$310,960	$94,935	$—	$405,895
Operating expenses	237,142	89,378	63,488	390,008

Operating income	$73,818	$5,557	$(63,488)	$15,887

Year Ended December 31, 2006
Revenues	$289,512	$79,747	$—	$369,259
Operating expenses	222,267	74,758	64,723	361,748

Operating income	$67,245	$4,989	$(64,723)	$7,511

Year Ended December 31, 2005
Revenues	$252,745	$67,020	$—	$319,765
Operating expenses	200,130	64,676	30,472	295,278

Operating income (loss)	$52,615	$2,344	$(30,472)	$24,487

Since operating income before depreciation, amortization, impairments, stock option investigation fees and related matters and stock compensation expense is the measure of operating performance that management uses for making decisions and allocating resources, certain operating costs are not allocated across segments. These unallocated operating costs, included in “Other” in the tables above, represent all depreciation and amortization expenses, impairment charges, stock investigation fees and related matters and stock compensation expense.

For the year ended December 31, 2007, “Other” included depreciation and amortization expenses of $36.2 million, stock compensation expense of $18.8 million, and stock option investigation fees of $8.5 million. For the year ended December 31, 2006, “Other” included depreciation and amortization expenses of $29.1 million, stock compensation expense of $19.1 million, impairment charges of $2.8 million and stock option investigation fees of $13.7 million. For the year ended December 31, 2005, “Other” included depreciation and amortization expenses of $22.7 million, stock compensation expense of $6.2 million and impairment charges of $1.6 million.

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

Geographic Information

CNET Networks has wholly-owned operations in Australia, France, Germany, Japan, Russia, Singapore, Switzerland, and the United Kingdom. In addition, CNET Networks has majority-owned entities in China, which are accounted for on a consolidated basis and have aggregate assets of approximately $20.4 million at December 31, 2007. Any losses incurred by these companies will be funded by CNET Networks.

Revenues are attributed to individual countries according to the international online property or print publication that generated the revenues. Identifiable assets are attributed to individual countries according to the legal entity that has title to the asset. International revenues accounted for 24%, 22% and 21% of revenues during the years ended December 31, 2007, 2006 and 2005, respectively. No single foreign country accounted for more than 10% of net revenues for the year ended December 31, 2007.

The following table sets forth revenues and tangible and intangible assets information for geographic areas:

(in thousands)	U.S.	International	Total
2007
Revenues	$309,385	$96,510	$405,895
Tangible assets	48,382	24,165	72,547
Intangible assets	86,643	26,394	113,037
2006
Revenues	$288,933	$80,326	$369,259
Tangible assets	56,889	15,736	72,625
Intangible assets	151,523	16,514	168,037
2005
Revenues	$253,525	$66,240	$319,765
Tangible assets	49,428	8,337	57,765
Intangible assets	153,328	13,710	167,038

(15) QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2007
Revenues	$89,077	$94,602	$96,663	$125,553
Operating income (loss) (1)	(7,670)	(32)	2,971	20,618
Income (loss) from continuing operations (5)	(8,259)	857	2,785	200,860
Income (loss) before income taxes (2) (4)	(8,077)	952	4,211	20,439
Net income (loss) (5)	(9,118)	(76)	(16,649)	202,318
From continuing operations:
Earnings per common share - basic	$(0.05)	$0.01	$0.02	$1.32
Earnings per common share - diluted	$(0.05)	$0.01	$0.02	$1.32
From discontinued operations:
Earnings per common share - basic	$(0.01)	$(0.01)	$(0.13)	$0.01
Earnings per common share - diluted	$(0.01)	$(0.01)	$(0.13)	$0.01
2006
Revenues	$79,130	$87,789	$89,236	$113,104
Operating income (loss) (1)	(2,680)	4,471	(2,524)	8,244
Income (loss) from continuing operations (5)	(1,623)	4,804	(2,024)	4,830
Income (loss) before income taxes (3) (4)	(1,547)	5,009	(1,604)	5,463
Net income (loss)	(1,302)	5,160	(2,330)	5,308
From continuing operations:
Earnings per common share - basic	$(0.01)	$0.03	$(0.01)	$0.03
Earnings per common share - diluted	$(0.01)	$0.03	$(0.01)	$0.03
From discontinued operations:
Earnings per common share - basic	$0.00	$0.00	$0.00	$0.00
Earnings per common share - diluted	$0.00	$0.00	$0.00	$0.00

(1)	Quarterly charges for stock compensation were as follows:

	Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31
2007	$5,077	$4,037	$4,664	$5,045

2006	$4,586	$4,464	$4,833	$5,189

(2)	CNET Networks recognized a gain from the sale of private investment of $1.6 million in the second quarter of 2007 and of $0.6 million in the third quarter, for a total gain of $2.2 million in 2007. The company recognized a gain from the sale of private investments of $0.5 million in the first quarter of 2006 for a total of $0.6 million for the year.

(3)	In the third quarter of 2006, an impairment charge of $1.4 million was recorded associated with the decision to exit the U.S. events business. In the fourth quarter of 2006, an impairment charge of $1.4 million was recorded related to the decision to cease operations in South Korea.

(4)	CNET Networks sold its Webshots business in October 2007. These discontinued operations have been reclassified for all periods prior to October 2007 from continuing operations to discontinued operations. This change in presentation resulted in a reclassification from operating income to discontinued operations of Webshots as follows:

	Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31
2007	$(859)	$(933)	$(19,434)	Not applicable

2006	$358	$356	$(306)	$478

In the third quarter of 2007, CNET Networks recorded a goodwill impairment charge of $19.0 million related to its Webshots operations which is also included in discontinued operations.

(5)	In the fourth quarter of 2007, the company released a tax valuation allowance on deferred tax assets of $184.2 million.

SCHEDULE II

CNET NETWORKS, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(in thousands)

	Balance at Beginning of Period	Charged to (Credited) to Expense	Charged to (Credited) to Other Accounts (1)	Deductions (2)	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2007	$6,918	$2,040	$—	$(1,571)	$7,387
Year ended December 31, 2006	7,448	2,475	—	(3,005)	6,918
Year ended December 31, 2005	10,549	1,769	—	(4,870)	7,448
Tax valuation allowance
Year ended December 31, 2007	$330,241	$(179,759)	$(73,255)	$—	77,227
Year ended December 31, 2006	343,150	(12,909)	—	—	330,241
Year ended December 31, 2005	357,199	(14,049)	—	—	343,150

(1)	CNET Networks has elected to track the portion of its federal and state net operating loss attributable to stock option benefits in a separate memo account pursuant to SFAS 123(R). Therefore, these amounts are no longer included in gross or net deferred tax assets. Pursuant to SFAS 123(R), footnote 82, the benefit of these net operating losses will only be recorded to equity when they reduce cash taxes payable. As a result, $14.5 million was accounted for in the memo account. Other adjustments are: $22.6 million related to adjustment to deferred tax assets as a result of the adoption of FIN 48, $31.4 million related to deferred tax assets in acquired entities for which the benefit was recorded to goodwill and intangible assets, $0.9 million related to translation adjustment (the benefit of which was recorded to equity), $2.4 million related to the write-off of deferred tax assets of foreign subsidiaries and $1.5 million related to other adjustments of deferred tax inventory balances.

(2)	Amounts written off

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer evaluated the effectiveness of our “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer have concluded, subject to the limitations described below, that our disclosure controls and procedures are effective at a reasonable level of assurance to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Evaluation of Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s external financial statements in accordance with accounting principles generally accepted in the United States of America.

The Company’s management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Their report appears in Item 8.

Limitations of Effectiveness of Controls

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Information About Executive Officers and Directors”, “Information regarding Executive Officers and Directors Section 16(a) Beneficial Ownership Reporting Compliance,” and “Board of Directors and Governance” contained in the company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11.	Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from the information under the captions “Executive Compensation” and “Board of Directors and Governance” contained in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is hereby incorporated by reference from the information under the captions and “Stock Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Table” contained in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from the information under the captions “Certain Relationships and Related Transactions” and “Board of Directors and Governance” contained in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is hereby incorporated by reference from the information under the caption “Principal Accounting Fees and Services” contained in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)	Financial Statements. The following consolidated financial statements are filed as a part of this report under Item 8 — “Financial Statements and Supplementary Data”:

Reports of Independent Registered Public Accounting Firms

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Cash Flow for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. The following financial statement schedule is filed as part of this report:

Schedule II Valuation and Qualifying Accounts

Exhibits.

Exhibit Number	Description

2.1	Asset Purchase Agreement by and between CNET Networks, Inc. and AG.com, Inc. dated as of October 25, 2007 (incorporated by reference from Exhibit 2.1 to CNET Networks’ Current Report on Form 8-K filed on October 31, 2007)

3.1	Restated Certificate of Incorporation of CNET Networks (incorporated by reference from Exhibit 3.(i) to CNET Networks’ Current Report on Form 8-K, filed on January 19, 2005)

3.2	Amended and Restated Bylaws of CNET Networks (incorporated by reference from Exhibit 3.1 to CNET Networks’ Current Report on Form 8-K, filed on September 14, 2007)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 14, 2008 (incorporated by reference from Exhibit 3.3 to CNET Networks’ Current Report on Form 8-K, filed on January 14, 2008)

4.1	Specimen of Common Stock Certificate (incorporated by reference from a previously filed exhibit to CNET, Inc.’s Registration Statement on Form SB-2 (registration no. 333-4752-LA), filed on May 13, 1996)

4.2	Rights Agreement, dated as of January 11, 2008, between CNET Networks, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference from Exhibit 4.2 to CNET Networks’ Current Report on Form 8-K filed on January 14, 2008)

10.1+	Employment Agreement, effective as of December 20, 2006, by and between Neil Ashe and CNET Networks, Inc. (incorporated by reference from Exhibit 10.1 to CNET Networks’ Current Report on Form 8-K, filed on December 26, 2006)

10.2+	Executive Agreement, effective as of December 20, 2006, by and between George Mazzotta and CNET Networks, Inc. (incorporated by reference from Exhibit 10.2 to CNET Networks’ Current Report on Form 8-K, filed on December 26, 2006)

10.3+	General Release and Separation Agreement, executed December 21, 2006, between Barry Briggs and CNET Networks, Inc. (incorporated by reference from Exhibit 10.3 to CNET Networks’ Current Report on Form 8-K, filed on December 26, 2006)

10.4+	1997 CNET, Inc. Stock Option Plan (incorporated by reference from Exhibit A to CNET Networks’ Definitive Proxy Statement on Schedule 14A, filed on April 28, 1997)

10.5+	2000 CNET Networks, Inc. Stock Incentive Plan (incorporated by reference from Exhibit 4.2 to CNET Networks’ Registration Statement on Form S-8 (File No. 333-58724), filed on April 11, 2001)

10.6+	2001 CNET Networks, Inc. Stock Incentive Plan (incorporated by reference from Exhibit 4.1 to CNET Networks’ Registration Statement on Form S-8 (File No. 333-85374), filed on April 2, 2002)

10.7+	Amended and Restated 2004 CNET Networks, Inc. Incentive Stock Award Plan (incorporated by reference from Appendix B of CNET Networks’ 2006 Definitive Proxy Statement on Schedule 14A, filed on May 11, 2006)

10.8+	Twofold Photos, Inc. 2003 Stock Incentive Plan (incorporated by reference from Exhibit 4.1 to CNET Networks’ Registration Statement on Form S-8 (File No. 333-127785), filed on August 23, 2005)

10.9+	CNET Networks, Inc. Amended and Restated 1996 Employee Stock Purchase Plan (incorporated by reference from Appendix A of CNET Networks’ 2003 Definitive Proxy Statement on Schedule 14A, filed on April 10, 2003)

10.10+	Form of Indemnification Agreement between CNET Networks and certain officers and directors (incorporated by reference from Exhibit 10.1 to CNET Networks’ Annual Report on Form 10-K for the year ended December 31, 2003, filed on February 27, 2004)

10.11+	Form of Stock Option Agreement between CNET Networks and certain named executive officers (incorporated by reference from Exhibit 10.2 to CNET Networks’ Annual Report on Form 10-K for the year ended December 31, 2003, filed on February 27, 2004)

10.12+*	CNET Networks 2008 Annual Incentive Plan for Executive Employees

10.13+	CNET Networks, Inc. Outside Director Compensation Plan (incorporated by reference from Exhibit 10.7 to CNET Networks’ Current Report on Form 8-K, filed on December 26, 2006)

10.14+	Form of Stock Option Agreement between CNET Networks and non-employee directors (incorporated by reference from Exhibit 10.11 to CNET Networks’ Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006)

10.15+*	Form of Severance Agreement between CNET Networks, Inc. and certain named executive officers (currently comprised of Joseph Gillespie and M. Andrew Sherman) and certain other officers

10.16+	Form of Amendment of Stock Option Agreement between CNET Networks, Inc. and executive officers (incorporated by reference from Exhibit 10.5 to CNET Networks’ Current Report on Form 8-K, filed on December 26, 2006)

10.17+	Form of Amendment of Stock Option Agreement and Stock Option Repayment Agreement between CNET Networks, Inc. and non-employee directors (incorporated by reference from Exhibit 10.6 to CNET Networks’ Current Report on Form 8-K, filed on December 26, 2006)

10.18	Credit Agreement, dated as of October 12, 2007, among CNET Networks, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and the other Lenders party thereto, Wachovia Bank, National Association, as Syndication Agent, and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference from Exhibit 10.1 to CNET Networks’ Current Report on Form 8-K filed on October 16, 2007)

10.19	Agreement of Lease made as of January 15, 1998 between 63 Madison Associates, L.P. and Ziff Davis, Inc. (incorporated by reference from Exhibit 10.12 to Amendment No. 1 to Ziff Davis Inc.’s Registration Statement on Form S-1 (File No. 333-46493), filed on April 1, 1998)

10.20	Agreement and Consent to Assignment, dated as of April 4, 2000, by and among 63 Madison Associates, L.P., ZD Inc. and Ziff Davis Publishing Inc. (incorporated by reference from Exhibit 10.25 to Ziff Davis, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on April 13, 2000)

10.21	Assignment and Assumption of Lease, dated as of April 5, 2000, between ZD Inc. and Ziff Davis Publishing Inc. (incorporated by reference from Exhibit 10.26 to Ziff Davis, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on April 13, 2000)

10.22	Office Lease by and between 235 Second Street LLC and CNET Networks, Inc. (incorporated by reference from Exhibit 10.1 to the CNET Networks’ Quarterly Report on Form 10-Q for the period ended June 30, 2000, filed on August 14, 2000).

10.23	Third Amendment of Office Lease between 235 Property Co., LLC and CNET Networks, Inc. (incorporated by reference from Exhibit 10.1 to CNET Networks’ Current Report on Form 8-K filed on September 9, 2002)

14.1	Code of Ethics (incorporated by reference from Exhibit 14.1 to CNET Networks’ Annual Report on Form 10-K for the year ended December 31, 2003, filed on February 27, 2004)

16.1	Letter from KPMG LLP to the Securities and Exchange Commission (incorporated by reference from Exhibit 16.1 to CNET Networks’ Current Report on Form 8-K, filed on May 8, 2007)

21.1*	List of Subsidiary Companies

23.1*	Consent of PricewaterhouseCoopers LLP

23.2*	Consent of KPMG LLP

24.1	Power of Attorney (included on signature page hereto)

31.1*	Certificate of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Principal Executive Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Certificate of Principal Financial Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNET Networks, Inc.

By:	/s/ NEIL M. ASHE
Neil M. Ashe Chief Executive Officer and Director Date: February 27, 2008

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neil M. Ashe and M. Andrew Sherman, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ NEIL M. ASHE
Neil M. Ashe Chief Executive Officer and Director Date: February 27, 2008

By:	/s/ GEORGE E. MAZZOTTA
George E. Mazzotta Chief Financial Officer (Principal Financial Officer) Date: February 27, 2008

By:	/s/ DAVID C. BERNSTEIN
David C. Bernstein Senior Vice President, Finance (Principal Accounting Officer) Date: February 27, 2008

By:	/s/ JOHN C. “BUD” COLLIGAN
John C. “Bud” Colligan Director Date: February 27, 2008

By:	/s/ PETER L. S. CURRIE
Peter L. S. Currie Director Date: February 27, 2008

By:	/s/ SUSANNE LYONS
Susanne Lyons Director Date: February 27, 2008

By:	/s/ JARL MOHN
Jarl Mohn Director Date: February 27, 2008

By:	/s/ BETSEY NELSON
Betsey Nelson Director Date: February 27, 2008

By:	/s/ ERIC ROBISON
Eric Robison Director Date: February 27, 2008

By:	/s/ MARK C. ROSENTHAL
Mark C. Rosenthal Director Date: February 27, 2008