Form 10-K/A
period 2007-12-31
CNET NETWORKS INC
filed 2008-04-28
CIK 1015577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 on

FORM 10-K/A

For the Fiscal Year Ended December 31, 2007

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-33915

CNET Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3696170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

235 Second Street, San Francisco, CA 94105

(Address of principal executive offices including zip code)

Telephone number (415) 344-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class:	Name of Exchange on which Registered:
Common Stock, $0.0001 par value	The Nasdaq Stock Market, Inc.
Preferred Stock Purchase Rights	The Nasdaq Stock Market, Inc.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The total number of shares outstanding of the issuer’s common stock (its only class of equity securities), as of April 16, 2008 was 152,339,458.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

CNET Networks, Inc. (the “Company” or “CNET Networks”) is filing this Amendment No. 1 on Form 10-K/A in order to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (which was filed on February 27, 2008) to set forth the information required by Items 10, 11, 12, 13 and 14 under Part III of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Company’s original Form 10-K filing. This Annual Report on Form 10-K/A amends Part III of the Company’s original Form 10-K filing only, and all other portions of the Company’s original Form 10-K filing remain in effect and have not been updated to reflect events and developments since the original February 27, 2008 filing date.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of the Company

The following table sets forth the names, ages and positions of our executive officers and directors as of April 27, 2008. The backgrounds of each of our executive officers and directors are described below the following table.

Name	Age	Position with Company In 2007
Neil M. Ashe (1)	40	Chief Executive Officer and Director

Alexander “Zander” J. Lurie (2)	34	Chief Financial Officer

Joseph Gillespie	47	Executive Vice President, CNET business unit

Andy Sherman	41	Senior Vice President, General Counsel and Corporate Secretary

John C. “Bud” Colligan (3)	53	Director

Peter L. S. Currie (4)	51	Director

Susanne D. Lyons (1)(5)	51	Director

Jarl Mohn (3)	56	Chairman of our Board of Directors; Director

Betsey Nelson (4)	47	Director

Eric P. Robison (1)	48	Director

Mark C. Rosenthal (3) (5)	56	Director

(1)	Class I Director (term expires in 2009).

(2)	Mr. Lurie was appointed Chief Financial Officer, as of March 7, 2008.

(3)	Class II Director (term expires in 2010).

(4)	Class III Director (term expires at 2008 Annual Meeting).

(5)	Appointed to our Board of Directors on April 24, 2007.

NEIL M. ASHE joined CNET Networks as Senior Vice President of Strategy and Development in May 2002. He later served as Executive Vice President, overseeing our Community, Business, International and Channel divisions, as well as Corporate Strategy and Development, from October 2005 until October 2006, when he was appointed Director and Chief Executive Officer. Prior to joining the Company, Mr. Ashe founded and served as chief executive officer of several start-up companies and held senior positions in private equity and investment banking.

ALEXANDER “ZANDER” J. LURIE joined CNET Networks as Senior Vice President of Strategy and Development in January 2006 and was appointed Chief Financial Officer, effective as of March 7, 2008. Prior to joining the Company, Mr. Lurie was an investment banker at JPMorgan, an investment banking firm, in its Technology, Media & Telecom group in New York and San Francisco, from 1999 to 2003 as an associate and from 2003 to 2006 as a vice president, in which capacity he led the group’s efforts in the Internet sector. Mr. Lurie currently is the Chairman of the Board of CoachArt, a nonprofit organization which he founded in 2001.

JOSEPH GILLESPIE joined CNET Networks as Chief Marketing Officer in July 2004. In December 2005, he became Executive Vice President of CNET Networks in charge of our CNET business unit. Prior to joining the Company, Mr. Gillespie served as Acting Chief Executive Officer of TechTV, a cable and satellite channel based in San Francisco, from December 2003 through June 2004. Prior to that assignment, from 1999 to December 2003, he served as Chief Operating Officer and Executive Vice President of TechTV. Before working at TechTV, Mr. Gillespie was an Executive Vice President of corporate sales and marketing for Ziff-Davis Inc. Mr. Gillespie spent his early career in sports media with companies including CBS Sports, National Broadcasting Company and Sports Information Database, Inc.

ANDY SHERMAN joined CNET Networks as Senior Vice President, General Counsel and Corporate Secretary in June 2007. Prior to joining the Company, Mr. Sherman served as Vice President of Legal at Sybase, Inc. from November 2006 to May 2007, and as Vice President, General Counsel and Secretary at Mobile 365, Inc. from October 2005 to November 2006, which was acquired by Sybase, Inc. in November 2006. From January 2000 to October 2005, Mr. Sherman served as Senior Vice President, General Counsel and Secretary at Epiphany, Inc. He joined Epiphany from PeopleSoft, where he led PeopleSoft’s international legal function. Prior to PeopleSoft, Mr. Sherman was in private practice focusing on the representation of emerging technology companies with the law firm Gray Cary Ware & Freidenrich.

JOHN C. “BUD” COLLIGAN became a director of CNET Networks in 1996. Mr. Colligan focuses on software and consumer internet investments at Accel Partners, a venture capital firm, which he joined in 1998. Prior to Accel, he co-founded Macromedia Inc. in 1992 through a merger of Authorware Inc. and Macromind-Paracomp. Mr. Colligan headed Authorware as President and CEO from 1989 to 1992. At Macromedia, he served as CEO from 1992 to 1997, and as Chairman until July 1998. Prior to Macromedia, Mr. Colligan worked at Apple, Inc.’s Macintosh Division from 1983 to 1985 in various product management and marketing roles. From 1985 to 1988, Mr. Colligan headed Apple’s higher education marketing.

PETER L. S. CURRIE became a director of CNET Networks in December 2005. Currently, Mr. Currie is President of Currie Capital LLC, a private investment firm. Before founding Currie Capital, Mr. Currie was a managing member of General Atlantic LLC, a worldwide private equity investment company, where he continues to serve as special advisor. Prior to joining General Atlantic Partners, he was a partner and co-founder of The Barksdale Group, an early stage venture capital firm. From April 1995 until March 1999, Mr. Currie was Executive Vice President and Chief Administrative Officer of Netscape Communications Corporation and also served as Netscape’s Chief Financial Officer. Between April 1989 and March 1995, Mr. Currie held various management positions at McCaw Cellular Communications, Inc. (predecessor company to AT&T Wireless), including Executive Vice President and Chief Financial Officer and Executive Vice President of Corporate Development. Prior to joining McCaw, Mr. Currie was a Principal at Morgan Stanley & Co. Incorporated. Mr. Currie currently serves on the board of directors of Clearwire Corp., Safeco Insurance Companies and Sun Microsystems, Inc.

SUSANNE D. LYONS became a director of CNET Networks in April 2007. Ms. Lyons was the Executive Vice President and Chief Marketing Officer of Visa U.S.A. until September 2007, where she was responsible for all aspects of brand, advertising, sponsorships and marketing services. Before joining Visa in 2004, Ms. Lyons held senior marketing and general management roles at Charles Schwab & Co. and Fidelity Investments. In her ten-year career at Charles Schwab & Co., she held various marketing and general management positions, including Executive Vice President and Chief Marketing Officer from January 2000 to May 2001, as well as enterprise president of retail client services from March 1997 to January 2000. Ms. Lyons came to Schwab after ten years at Fidelity Investments, where she held positions in mutual funds and brokerage marketing, product development and business strategy.

JARL MOHN, also known as Lee Masters, became a director of CNET Networks in December 2003 and has served as the Chairman of our Board of Directors since October 2006. Mr. Mohn was the founding President of Liberty Digital Inc., a publicly traded subsidiary of Liberty Media Group involved in interactive television, cable television networks and Internet enterprises, and served as its Chief Executive Officer from June 1999 to March 2002. Prior to founding Liberty Digital, he was President and Chief Executive Officer of E! Entertainment Television. From 1986 to 1989, Mr. Mohn was Executive Vice President and General Manager of MTV and VH1. His professional career also includes 20 years in radio. Mr. Mohn currently serves on the board of directors of E.W. Scripps Company and XM Satellite Radio, Inc.

BETSEY NELSON became a director of CNET Networks in 2003. Ms. Nelson most recently was Executive Vice President, Chief Financial Officer and Secretary of Macromedia Inc., a position she had held from November 1997 through the company’s sale to Adobe Systems Incorporated in December 2005. In that capacity, Ms. Nelson was responsible for leading the company’s business functions, including finance, human resources, legal, mergers and acquisitions, and information technology. Prior to joining Macromedia in 1996, Ms. Nelson spent eight years at Hewlett-Packard, where she held a variety of positions in both finance and corporate development. Ms. Nelson currently serves on the board of directors of Autodesk, Inc. and SuccessFactors, Inc.

ERIC P. ROBISON became a director of CNET Networks in December 1994. Mr. Robison is currently President of lynda.com, an online software education company, which he joined in February 2008. He is also President of IdeaTrek, Inc., a consulting firm he started, where from 2000 through 2007 his focus was working with management teams as a business advisor and strategic planning consultant. From January 1994 until January 2002, Mr. Robison managed and advised numerous technology and entertainment initiatives at Vulcan, Inc., a venture capital firm, and one of his titles was Vice President of Business Development and Project Development. Prior to joining Vulcan, Mr. Robison was co-founder and Vice President of The Stanton Robison Group, Inc., a business development, marketing and advertising consulting firm. Mr. Robison also served in marketing management positions with Ashton-Tate, Inc., El Pollo Loco, McCann Erickson and Doyle Dane Bernbach. Mr. Robison currently serves on the board of directors of Cumulus Media, Inc.

MARK C. ROSENTHAL became a director of CNET Networks in April 2007. Mr. Rosenthal is currently President of Media Platforms and Vice Chairman of Spot Runner, a technology-driven advertising services company. From June 2005 to December 2006, Mr. Rosenthal served as Chairman and CEO of Interpublic Media, a division of the Interpublic Group, overseeing all worldwide media operations. From July 1996 to July 2004, Mr. Rosenthal served as President and Chief Operating Officer of MTV Networks, a division of Viacom International Inc. Prior to becoming President and Chief Operating Officer of MTV Networks in 1996, Mr. Rosenthal rose through positions of increasing responsibility in the affiliate sales and marketing organization at MTV Networks and its predecessor company, Warner Amex Satellite Entertainment Company, ultimately supervising the sales, distribution and marketing for all of MTV Networks’ domestic television networks. Mr. Rosenthal joined Warner Amex Satellite Entertainment Company in 1982. Mr. Rosenthal began his career in media in 1980 at CBS Cable. Mr. Rosenthal currently serves on the board of directors of Current Media, Inc.

Information regarding Executive Officers and Directors Section 16(a) Beneficial Ownership Reporting Compliance

Our directors and officers must file reports with the Securities and Exchange Commission (“SEC”) indicating the number of shares of common stock they beneficially own and any changes in their beneficial ownership. Copies of these reports must be provided to us. To our knowledge, all of these reports for transactions in 2007 were filed in a timely manner.

Code of Ethics

Our Board of Directors (the “Board of Directors” or the “Board”) has adopted a code of ethics that applies to all of our directors, officers and employees. It has also adopted a separate code of ethics applicable to its Chief Executive Officer, Chief Financial Officer, General Counsel, Senior Vice President of Finance, Controller and other senior financial employees. Both codes of ethics may be viewed on our website at http://ir.cnetnetworks.com. Any amendments to either code of ethics or any waiver requiring disclosure under applicable SEC rules will be disclosed on our website at http://ir.cnetnetworks.com.

Audit Committee

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of the Audit Committee are Betsey Nelson, Chair, Peter L. S. Currie and Eric P. Robison. The Board of Directors has determined that all of the members of the Audit Committee are independent as defined by the NASDAQ Marketplace Rules. The Board has determined that Ms. Nelson and Mr. Currie meet the criteria for an “audit committee financial expert” under applicable SEC rules. All members of the Audit Committee have been determined to be financially literate.

Item 11.	Executive Compensation

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the Compensation Committee members, Jarl Mohn, Susanne D. Lyons or Mark C. Rosenthal, is or has been a Company officer or employee. None of our executive officers served during 2007 on the board of directors or compensation committee or on any similar committee of any company that has one or more executive officers serving as a member of our Board or Compensation Committee.

EXECUTIVE COMPENSATION

Compensation Committee Report

This Compensation Committee Report shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K, as amended, into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed soliciting material or filed under the Securities Act or the Exchange Act.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth below in this Annual Report on Form 10-K/A with management. Based on its review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

COMPENSATION COMMITTEE Jarl Mohn, Chair Susanne D. Lyons Mark C. Rosenthal

Compensation Discussion and Analysis

Overview

The Compensation Committee (“Committee”) is responsible for overseeing our executive compensation programs. As part of that responsibility, the Committee determines all compensation for the Chief Executive Officer, the Chief Financial Officer, and the other executives named in this Annual Report on Form 10-K/A, which we sometimes refer to collectively as our named executive officers. Our goals are to design compensation programs that attract, retain and motivate highly qualified executives; align employee financial interests with long-term stockholder value creation; reward exceptional performance; and create incentives for corporate financial performance by tying a significant portion of variable-cash compensation to corporate financial performance. We also believe that our variable cash compensation programs should result in financial consequences for both successful and unsuccessful corporate and individual performance.

The objectives of our compensation programs are to:

•

Encourage and reward the achievement of revenue and adjusted EBITDA (operating income before depreciation, amortization, asset impairment, stock-based compensation expense and other non-cash or non-recurring charges as determined by the Committee) targets;

•	Promote the accomplishment of the Company’s strategic priorities that drive stockholder value;

•	Promote shared accountability across the Company for overall corporate goals;

•	Recognize the impact that an executive officer may have on our financial and other performance as a result of his or her role and responsibilities and related contributions; and

•	Provide compensation programs consistent with those of our peer companies and industry practices.

Role of Committee, Consultants and Management

The Committee has the ultimate authority to make compensation-related decisions for the Company’s executive officers, set incentive targets and make other compensation-related decisions as authorized and required by its charter. The Committee considers recommendations from compensation consultants, as well as the Chief Executive Officer in making such decisions.

In May 2007, we engaged Jackson Hole Group, a consulting firm to provide the Committee with advice regarding compensation of our executive officers, other than our Chief Executive Officer and former Chief Financial Officer. Although Jackson Hole Group was not engaged directly by the Committee, it reported directly to the Committee with respect to executive compensation. Jackson Hole Group has provided other services to the Company in the past, including management recruiting and management transition services and other consulting.

In August 2007, the Committee engaged Frederic W. Cook & Co. (“FW Cook”), an independent compensation consulting firm, to provide the Committee with advice regarding the compensation of our executive officers. FW Cook reports directly to the Committee and provides no other services to the Company unless approved by the Committee.

The Chief Executive Officer makes recommendations to the Committee regarding compensation of new and existing executives (other than his own compensation), including the financial performance targets to be used to determine incentive compensation. The Chief Executive Officer is not present during discussions at Committee meetings regarding his compensation.

Compensation Review and Approval Process

The Committee conducts an annual executive compensation review for our named executive officers, typically in the summer. As part of that process, the Committee evaluates the Company’s operating performance and the achievement of individual performance goals. The Committee determines whether changes to the compensation packages of any of the named executive officers are warranted. In addition, the Committee may review named executive officer compensation periodically throughout the year to ensure that our compensation programs are competitive. The most recent compensation review of the named executive officers, other than our Chief Executive Officer and former Chief Financial Officer, occurred in June 2007, resulting in increases to base salary, target bonuses and awards of stock options as described below. The compensation of our Chief Executive Officer and former Chief Financial Officer was not reviewed with the other named executive officers in June 2007. The Chief Executive Officer’s compensation was determined in October 2006 in connection with his promotion to Chief Executive Officer. The compensation of our former Chief Financial Officer was determined in December 2006 in connection with the executive agreement entered into with our former Chief Financial Officer at that time. The compensation of our Chief Executive Officer and former Chief Financial Officer was most recently reviewed in December 2007 and their total cash compensation was not changed.

During its review, the Committee analyzes our financial goals and performance and the Chief Executive Officer’s performance. In addition, the Chief Executive Officer evaluates the performance of each named executive officer and the Committee reviews these evaluations. In determining the compensation for each named executive officer, the Committee examines all components of compensation (as further described below), both individually and in the aggregate. We strive to create compensation packages for named executive officers that deliver base salary and total cash compensation that are between the 50th percentile and the 75th percentile based on the compensation practices of certain peer group companies with which we compete for executive talent. We believe this range allows us to remain competitive in the recruitment and retention of talent. To that end, each of our named executive officers was within that range for 2007, other than Mr. Ashe, our Chief Executive Officer, who was slightly below the 50th percentile.

To assist the Committee in its comparison of named executive officer cash compensation to that of our peers and to ensure that the compensation packages for named executive officers are competitive, in its June 2007 compensation review, the Committee utilized an analysis prepared by Jackson Hole Group. The analysis prepared by Jackson Hole Group was based on data obtained from the Radford Executive Survey, which publishes quarterly survey results regarding executive compensation in the general technology industry. Such data took into consideration companies with similar revenue, geographic location, industry and lines of business. In August 2007, the Committee asked that FW Cook assist it with evaluating our historical peer group. Based on FW Cook’s analysis, the Committee modified its historical peer group to include other U.S.-based, publicly traded media and technology companies with revenue and market capitalization within a range of approximately one-fourth to four times our revenue and market capitalization.

Beginning in December 2007, and taking into account the advice of FW Cook, the Committee redefined the peer group companies as follows:

• Akamai Technologies, Inc.

• Drugstore.com, Inc.

• Earthlink, Inc.

• Gemstar – TV Guide International, Inc.

• Getty Images, Inc.

• GSI Commerce, Inc.

• IDC

• InfoSpace, Inc.

• Move, Inc.

• Netflix, Inc.

• Priceline.com Incorporated

• RealNetworks, Inc.

• Salesforce.com, Inc.

• TheStreet.com, Inc.

• Tivo Inc.

• United Online, Inc.

• ValueClick, Inc.

• WebMD Health Corp.

The relative difference between the Chief Executive Officer’s total compensation and the total compensation of our other named executive officers is based on his responsibilities, experience and contributions to the overall success of the Company, and is consistent with such differences found among our peer companies.

Compensation Elements and Benefits

For 2007, the primary compensation elements for the named executive officers were (i) base salaries, (ii) performance-based cash bonuses and (iii) long-term equity compensation in the form of stock options. We do not use formulas in determining the mix of compensation elements. However, we have maintained a compensation structure that ties a significant portion of variable-cash compensation to corporate financial performance.

The named executive officers are entitled to the severance and change in control benefits described under “Employment Contracts, Termination of Employment and Change in Control Arrangements.” The named executive officers do not generally receive any benefits other than those available to all other U.S. employees. We do not have any deferred compensation programs or pension plans.

Base Salaries

The achievement of short-term goals is rewarded through salaries and through annual performance bonuses as discussed below. Base salaries for our named executive officers are intended to provide a fixed amount of compensation for performing day-to-day responsibilities. Salaries are reviewed annually against the most recent comparative peer group data and our overall performance. We also consider each named executive officer’s attainment of individual objectives during the preceding year, scope of responsibilities and experience levels.

Performance-Based Cash Bonuses

In December 2006, the Committee, on behalf of the Board, established the 2007 Annual Incentive Plan, which we refer to as the 2007 AIP. The 2007 AIP is designed to reward named executive officers for the achievement of corporate and/or specific business unit financial targets, as well as for named executive officers (other than the Chief Executive Officer and former Chief Financial Officer), individual performance goals. Similar to base salaries, we determined a target bonus opportunity under the 2007 AIP for each named executive officer based on our evaluation of the most recent comparative peer group data and our overall performance. We believe that a significant percentage of an executive’s total potential compensation should be variable, “at risk” pay that is tied to performance. Consistent with this objective, incentive bonuses for the named executive officers, other than the Chief Executive Officer, are generally at least 50% of the named executive officer’s base salary.

Prior to any bonuses being paid under the 2007 AIP, certain threshold levels of performance were required to be achieved. If the thresholds were met, then payments would have been made twice each year. Under the 2007 AIP, the first payment would have been up to 25% of the financial target opportunity and would generally have been paid in the third quarter based on performance for the first half of the year. The remaining 75% of the financial payment would generally have been paid in the first quarter of the following year based on full year results for the prior year. With respect to any individual performance component of the 2007 AIP, the two potential payments were weighted evenly based on achievement of individual goals for the first or second half of the year. However, even if corporate, business unit and individual performance goals had been met, the Committee retained discretion to reduce, but not increase, any bonus that would otherwise be payable under the 2007 AIP.

The objectives of the 2007 AIP were:

(1) to align cash compensation to the market’s view of value creation through the establishment of revenue objectives (“2007 Revenue Objectives”) and adjusted EBITDA objectives (“2007 Adjusted EBITDA Objectives”);

(2) to develop leadership and promote shared accountability across the organization for overall corporate goals; and

(3) to ensure that rewards were appropriate for the level of individual performance and relative to increases in the Company’s financial performance.

In determining the 2007 Revenue Objectives, the Committee excluded the impact resulting from differences in foreign exchange rates used to budget international revenue as compared to foreign exchange rates used to convert actual revenues. The Committee excluded from the determination of 2007 Adjusted EBITDA Objectives the impact of asset impairments, expenses associated with our stock option investigation and related matters, certain foreign transactional taxes, the impact resulting from differences in foreign exchange rates used to budget international expenses as compared to foreign exchange rates used to convert actual expenses and costs associated with exiting businesses. The Committee excluded these amounts because they represent non-recurring and other items that are not indicative of our operating performance.

In establishing 2007 Revenue Objectives, 2007 Adjusted EBITDA Objectives, business unit goals and individual performance goals, we believed that such goals could not be easily achieved and would therefore reflect strong performance by our named executive officers. Historically, the ability to achieve the corporate financial goals under our incentive plans has been difficult. For the three-year period ended December 31, 2007, we achieved

100% of the target corporate financial goals under such plans in one year and achieved the threshold for payment of bonuses based on corporate financial goals under such plans in two years. This historical experience is consistent with our objectives that the corporate financial goals be difficult to achieve and represent variable “at risk” compensation for our executives.

The target bonus opportunities (each, a “2007 Target”) for each of the named executive officers were comprised of different components and weighted as follows:

Named Executive Officer	Corporate Revenue	Corporate Adjusted EBITDA	Business Unit Revenue	Business Unit Adjusted EBITDA	Individual Performance	Total
Neil M. Ashe	60%	40%	—	—	—	100%
George E. Mazzotta	60%	40%	—	—	—	100%
Joseph Gillespie	25%	15%	25%	15%	20%	100%
Zander J. Lurie	50%	30%	—	—	20%	100%
Andy Sherman	50%	30%	—	—	20%	100%

In 2007, the performance of the Chief Executive Officer and former Chief Financial Officer were measured entirely on corporate financial performance in order to align their performance more directly with our overall corporate performance. The performance of the other named executive officers were measured based on a combination of corporate financial performance, business unit performance (in the case of Mr. Gillespie) and individual performance. The individual performance components of the 2007 AIP were based on goals determined by each named executive officer and approved by the Chief Executive Officer. These goals consisted of initiatives over which each named executive officer had direct responsibility and which were critical to the success of the named executive officer’s business unit or corporate function and advanced our overall strategic priorities. We believe that incentive payments based in part on individual performance are appropriate as they reward performance over which the named executive officer has direct control.

The threshold for payment based on corporate financial performance under the 2007 AIP was 95.5% of the 2007 Revenue Objectives and 90% of the 2007 Adjusted EBITDA Objectives, which would have resulted in minimum bonus payments of 25% of 2007 Targets. The threshold for payment based on business unit performance for Mr. Gillespie under the 2007 AIP was 97% of the 2007 revenue objective for his business unit and 98% of the 2007 adjusted EBITDA objective for his business unit. The minimum thresholds under the 2007 AIP were designed to represent substantial achievement of the stated goals which warranted a partial funding under the 2007 AIP, although at less than the level that would have been funded had 100% of the target been met. If minimum thresholds had been met, payouts would have been between 25% and 300% of the financial component of a participant’s 2007 Target. We believe that payouts in excess of targets provide an appropriate incentive and reward mechanism for financial results in excess of planned levels. With respect to the individual performance component of the 2007 AIP, there was no minimum financial target required for payout.

In 2007, we did not achieve the 2007 Revenue Objectives and 2007 Adjusted EBITDA Objectives required for payment under the 2007 AIP, nor did Mr. Gillespie’s business unit achieve its 2007 revenue and adjusted EBITDA objectives. As such, no payments were made to any named executive officer based on corporate or business unit performance. However, after reviewing the Chief Executive Officer’s evaluations of the individual performance and contributions of Messrs. Gillespie and Lurie, the Committee determined to award Messrs. Gillespie and Lurie bonus payments under the 2007 AIP based on their achievement of individual performance objectives. Mr. Sherman was entitled to a guaranteed payment under the 2007 AIP under the terms of his offer letter. Messrs. Ashe and Mazzotta did not receive payments under the 2007 AIP because their 2007 Targets were based solely on corporate performance targets that were not achieved. Mr. Mazzotta received a $150,000 retention bonus in December 2007 under the terms of an executive agreement entered into in December 2006. Barry Briggs, our former President and Chief Operating Officer, was not eligible for a 2007 AIP payment because his employment with the Company terminated in January 2007, as discussed below.

2008 Annual Incentive Plan. In December 2007, the Committee established a 2008 Annual Incentive Plan, which we refer to as the 2008 AIP. The objectives of the 2008 AIP are consistent with those of the 2007 AIP. The 2008 AIP differs from the 2007 AIP in that it places greater weight on business unit financial performance in the case of Mr. Gillespie and introduces an individual performance component for the Chief Executive Officer and Chief Financial Officer, consistent with the remainder of the executive team.

The 2008 AIP includes the following components for each of the named executive officers:

Named Executive Officer	Corporate Revenue	Corporate Adjusted EBITDA	Business Unit Revenue	Business Unit Adjusted EBITDA	Individual Performance	Total
Neil M. Ashe	48%	32%	—	—	20%	100%
George E. Mazzotta*	48%	32%	—	—	20%	100%
Joseph Gillespie	18%	12%	30%	20%	20%	100%
Zander J. Lurie	48%	32%	—	—	20%	100%
Andy Sherman	48%	32%	—	—	20%	100%

*	Mr. Mazzotta resigned from the Company effective March 7, 2008 and is not eligible for any payments under the 2008 AIP.

The thresholds for payment based on corporate financial performance and business unit performance under the 2008 AIP were established taking into consideration historical and potential performance. The maximum financial payment under the 2008 AIP is capped at 200% of 2008 target bonus opportunities (as compared to 300% under the 2007 AIP), which we believe is more consistent with peer group practices. In establishing revenue and adjusted EBITDA objectives, business unit goals and individual performance goals for purposes of the 2008 AIP, we believed that such goals could not be easily achieved and would therefore, if achieved, reflect strong performance by our named executive officers.

Equity Compensation Grants and Awards Based Upon Performance

In connection with our annual and periodic compensation reviews, named executive officers have received an annual stock option award based upon their historical performance and anticipated future contributions. These awards are in ranges consistent with practices at peer companies. We believe that stock options are an important part of overall total compensation because they align the interests of named executive officers and other employees with those of stockholders and create incentives to maximize long-term stockholder value. In addition, they permit us to attract, retain and motivate outstanding and highly skilled individuals in an industry where individuals with experience in online media are in high demand and in a geographic region where many of our competitors have devoted significant resources to attracting, hiring and retaining talented employees.

In determining the total numbers of stock options to be granted annually to all recipients, including those to named executive officers, we review and evaluate:

•	option usage relative to market and peer company practices;

•

the number of stock options outstanding and compare this to total shares of common stock outstanding, with the resulting quotient representing “overhang,” a measure often evaluated by stockholders in assessing the potential dilution to earnings per share resulting from outstanding stock options;

•	outstanding options by exercise price to assess how effective stock options might be in the retention of employees; and

•	historic option usage including annual grants, and anticipated stock option utilization needs.

Option Grant Practices

The Committee administers our stock option programs. Each year, the Committee reviews the Chief Executive Officer’s recommendations for the number of shares that the Company intends to target for stock option awards during that calendar year. Thereafter, the Committee approves the total number of options to grant each year and has delegated authority to the Chief Executive Officer, Chief Financial Officer or the General Counsel to approve individual new hire, promotional and retention stock option grants to employees under certain guidelines. The Committee has not delegated authority to these officers to grant stock options to members of our executive committee, an employee who is an officer subject to Section 16 of the Exchange Act or any employee who is reasonably expected to be, within twelve months of the grant date, the Chief Executive Officer or one of the Company’s five most highly-compensated executive officers (other than the Chief Executive Officer).

Options are generally granted upon commencement of employment for employees at the director-level and above or as part of a broad-based annual grant considering eligible employees’ individual performance. In some instances, special grants may be awarded where deemed necessary to retain or reward an individual’s outstanding performance. As part of the new hire process, an employee may be awarded a stock option grant within a range approved by the Committee considering the employee’s level and position. Unless otherwise specified, option grants to new hires are generally effective on the fifth day of the month following the month in which our employee is hired. Other promotional and retention grants are also generally effective on the fifth day of the month following the month in which the action is taken.

Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a $1 million limit on the amount that a public company may deduct for compensation paid to a company’s chief executive officer and any of the company’s three other most highly compensated executive officers who are employed as of the end of the year. This limitation does not apply to compensation that meets the requirements under Section 162(m) for “qualifying performance-based” compensation (i.e., compensation paid only if the individual’s performance meets pre-established objective goals based on performance criteria approved by stockholders). For 2007, the only element of our compensation program designed to satisfy the requirements for deductible compensation under Section 162(m) was the equity grant component. Since the total cash compensation of each of our named executive officers is less than $1 million, we have not needed to structure these compensation elements to satisfy the requirements for deductible compensation under Section 162(m).

Neil M. Ashe’s Compensation

As Chief Executive Officer, Mr. Ashe’s 2007 compensation included the elements listed below:

•	Annual 2007 base salary: $500,000;

•	Annual 2007 Target bonus: $400,000; and

•	Stock option award: 100,000 shares (granted on January 7, 2008).

Mr. Ashe’s target bonus was 80% of his base salary, consistent with our belief that a significant percentage of an executive’s total potential compensation should be variable, “at risk” pay that is tied to performance. This percentage is consistent with market data. Mr. Ashe did not receive a bonus under the 2007 AIP because we did not achieve the threshold 2007 Revenue Objectives and 2007 Adjusted EBITDA Objectives established by the Committee. If we had achieved the threshold 2007 Revenue Objectives and 2007 Adjusted EBITDA Objectives under the 2007 AIP, Mr. Ashe would have been eligible to receive a minimum of $100,000 and a maximum of $1,200,000 in bonus payments.

Mr. Ashe’s stock option grant of 100,000 shares was provided in recognition of his service and contributions to the Company in 2007.

In examining and approving Mr. Ashe’s compensation as Chief Executive Officer, the Committee followed the process described above under “—Compensation Review and Approval Process.” The Committee determined that Mr. Ashe’s base salary provided adequate fixed income as compared to the Company’s peer group; that the 2007 Target, when considered with the 2007 AIP requirements, was a meaningful method to reward and incent Mr. Ashe consistent with our overall financial performance; and that the stock option award provided an appropriate incentive to align Mr. Ashe’s incentives with those of our stockholders to maximize long-term stockholder value.

George E. Mazzotta’s Compensation

As Chief Financial Officer, Mr. Mazzotta’s 2007 compensation included the elements listed below:

•	Annual 2007 base salary: $410,000;

•	Annual 2007 Target bonus: $210,000;

•	Stock option award: 300,000 shares; and

•	Retention bonus of $150,000 pursuant to his executive agreement for remaining an employee through December 31, 2007.

Mr. Mazzotta’s target bonus was 51% of his base salary, consistent with our belief that a significant percentage of an executive’s total potential compensation should be variable, “at risk” pay that is tied to performance. Mr. Mazzotta did not receive a bonus under the 2007 AIP because we did not achieve the threshold 2007 Revenue Objectives and 2007 Adjusted EBITDA Objectives established by the Committee. If we had achieved the threshold 2007 Revenue Objectives and 2007 Adjusted EBITDA Objectives under the 2007 AIP, Mr. Mazzotta would have been eligible to receive a minimum of $52,500 and a maximum of $630,000 in bonus payments. Under the terms of Mr. Mazzotta’s executive agreement, Mr. Mazzotta was guaranteed a retention bonus for 2007 of $150,000.

Mr. Mazzotta’s stock option grant of 300,000 shares was provided for in Mr. Mazzotta’s executive agreement and was in recognition of Mr. Mazzotta’s increased responsibilities during 2006 and 2007.

In examining and approving Mr. Mazzotta’s compensation as Chief Financial Officer, the Committee followed the process described above under “—Compensation Review and Approval Process.” The Committee determined that Mr. Mazzotta’s base salary provided adequate fixed income as compared to our peer group; that the 2007 Target, when considered with the 2007 AIP requirements, was a meaningful method to reward and incent Mr. Mazzotta consistent with our overall financial performance; and that the stock option award provided an appropriate incentive to align Mr. Mazzotta’s incentives with those of our stockholders to maximize long-term stockholder value. As discussed above, Mr. Mazzotta resigned as Chief Financial Officer, effective March 7, 2008.

Joseph Gillespie’s Compensation

As Executive Vice President, CNET, Mr. Gillespie’s 2007 compensation included the elements listed below:

•	Annual 2007 base salary: $375,000;

•	Annual 2007 Target bonus: $210,000; and

•	Stock option award: 250,000 shares.

Mr. Gillespie’s target bonus was 56% of his base salary, consistent with our belief that a significant percentage of an executive’s total potential compensation should be variable, “at risk” pay that is tied to performance. As disclosed in the “Summary Compensation Table” in this Annual Report on Form 10-K/A, Mr. Gillespie was paid $42,000 under the 2007 AIP. Although we did not achieve the 2007 Revenue Objectives and 2007 Adjusted EBITDA Objectives, and Mr. Gillespie’s business unit did not achieve its 2007 revenue and adjusted EBITDA objectives, Mr. Gillespie was eligible to receive a bonus under the 2007 AIP because 20% of his 2007

Target was based on individual performance. The individual performance goals for Mr. Gillespie related to continuing to strengthen and enhance the CNET brand. We determined that his performance in 2007 was consistent with these goals. Assuming Mr. Gillespie achieved 100% of his individual performance component, if we and Mr. Gillespie’s business unit had achieved the minimum 2007 Revenue Objectives and 2007 Adjusted EBITDA Objectives under the 2007 AIP, Mr. Gillespie would have been eligible to receive a minimum of $52,500 and a maximum of $630,000 in bonus payments.

Mr. Gillespie’s stock option grant of 250,000 shares was determined based on a review of market data obtained from the Radford Executive Survey, and was awarded in recognition of his performance and expected contributions to the business.

In examining and approving Mr. Gillespie’s compensation as Executive Vice President, CNET, the Committee followed the process described above under “—Compensation Review and Approval Process.” The Committee determined that Mr. Gillespie’s base salary provided adequate fixed income as compared to our peer group; that the 2007 Target, when considered with the 2007 AIP requirements was a meaningful method to reward and incent Mr. Gillespie consistent with the Company’s overall financial performance as well as the performance and contribution of his business unit and his individual performance goals; and that the stock option award provided an appropriate incentive to align Mr. Gillespie’s incentives with those of our stockholders to maximize long-term stockholder value.

Zander J. Lurie’s Compensation

As Senior Vice President of Strategy and Development, Mr. Lurie’s 2007 compensation included the elements listed below:

•	Annual base salary from January 1, 2007 – June 24, 2007: $205,000;

•	Annual base salary from June 25, 2007: $285,000;

•	Annual 2007 Target bonus from January 1, 2007 – June 24, 2007: $100,000;

•	Annual 2007 Target bonus from June 25, 2007: $142,500;

•	Stock option award: 250,000 shares; and

•	2007 special cash bonus: $25,000.

Mr. Lurie’s target bonus was 50% of his base salary, consistent with our belief that a significant percentage of an executive’s total potential compensation should be variable, “at risk” pay that is tied to performance. As disclosed in the “Summary Compensation Table” in this Annual Report on Form 10-K/A, Mr. Lurie was paid $24,250 under the 2007 AIP. Although we did not achieve the 2007 Revenue Objectives and 2007 Adjusted EBITDA Objectives, Mr. Lurie was eligible to receive a bonus based on individual performance. The individual performance goals for Mr. Lurie related to assisting the Company in formulating and continuing to execute against its strategic plan. We determined that his performance in 2007 was consistent with these goals. Assuming Mr. Lurie achieved 100% of his individual performance component, if we had achieved the minimum 2007 Revenue Objectives and 2007 Adjusted EBITDA Objectives under the 2007 AIP, Mr. Lurie would have been eligible to receive a minimum of $30,531 and a maximum of $366,369 in bonus payments. In addition, as noted above, Mr. Lurie received a special bonus of $25,000 in recognition of his leadership and achievements.

Mr. Lurie’s stock option grant of 250,000 shares was determined based on a review of market data obtained from the Radford Executive Survey, and was awarded in recognition of his performance and contributions to the business.

In examining and approving Mr. Lurie’s compensation as Senior Vice President of Strategy and Development, the Committee followed the process described above under “—Compensation Review and Approval Process.” The Committee determined that Mr. Lurie’s base salary provided adequate fixed income as compared to our peer group; that the 2007 Target, when considered with the 2007 AIP requirements was a meaningful method to reward and incent Mr. Lurie consistent with the Company’s overall financial performance as well as his individual performance goals; and that the stock option award provided an appropriate incentive to align Mr. Lurie’s incentives with those of our stockholders to maximize long-term stockholder value.

On February 5, 2008, Mr. Lurie was appointed as our Chief Financial Officer, effective March 7, 2008. In connection with that appointment, Mr. Lurie’s 2008 compensation was modified by the Committee to increase his annual base salary to $350,000, effective March 7, 2008. Mr. Lurie’s target bonus remains at 50% of his base salary.

Andy Sherman’s Compensation

As Senior Vice President, General Counsel and Corporate Secretary of CNET, Mr. Sherman’s 2007 compensation included the elements listed below:

•	Annual base salary from June 25, 2007: $260,000;

•	Annual 2007 Target bonus: $130,000;

•	Initial stock option grant: 200,000 shares; and

•	Initial signing bonus: $100,000.

Mr. Sherman’s target bonus was 50% of his base salary, consistent with our belief that a significant percentage of an executive’s total potential compensation should be variable, “at risk” pay that is tied to performance. As disclosed in the “Summary Compensation Table” in this Annual Report on Form 10-K/A, in connection with Mr. Sherman’s commencement of employment, he was guaranteed a bonus of $65,000 under the 2007 AIP.

Mr. Sherman’s stock option grant of 200,000 shares was awarded as part of his offer of employment and was determined based on a review of market data obtained from the Radford Executive Survey, and a comparison of the equity grants made to our other named executive officers.

In examining and approving Mr. Sherman’s compensation as Senior Vice President, General Counsel and Corporate Secretary, the Committee followed the process described above under “—Compensation Review and Approval Process.” The Committee determined that Mr. Sherman’s base salary provided adequate fixed income as compared to our peer group; that the 2007 Target, when considered with the 2007 AIP requirements and the portion of the bonus guaranteed under his offer of employment was a meaningful method to reward Mr. Sherman consistent with the Company’s overall financial performance as well as his individual performance goals; and that the stock option award provided an appropriate incentive to align Mr. Sherman’s incentives with those of our stockholders to maximize long-term stockholder value.

Barry D. Briggs’ Compensation

On December 21, 2006, we entered into a general release and separation agreement with Mr. Briggs in connection with his resignation from the Company, which was effective January 12, 2007. Pursuant to the separation agreement, Mr. Briggs was paid severance in the amount of $750,000 upon his resignation. The Committee determined that his severance amount was appropriate based on Mr. Briggs’ position and length of service to the Company. Mr. Briggs was not eligible for a 2007 AIP bonus. Please see the “Employment Contracts, Termination of Employment and Change in Control Arrangements” section of this Annual Report on Form 10-K/A and our Current Report on Form 8-K filed December 26, 2006 for a description of Mr. Briggs’ separation agreement.

Termination, Severance and Change in Control Benefits

The named executive officers are entitled to the severance and change in control benefits described below. We believe that these benefits are important in enabling us to attract and retain key members of our management team. In addition, we believe that providing benefits that are triggered upon a change in control transaction will help secure the continued employment and dedication of our named executive officers during such a transaction notwithstanding the concern they may have regarding their continued employment after such a transaction.

Mr. Ashe’s employment agreement provides for certain compensation and benefits if his employment is terminated without cause (as defined in his employment agreement) or if Mr. Ashe resigns for good reason (as defined in his employment agreement). Generally, Mr. Ashe is entitled to receive certain accrued benefits, as well as twelve months of base salary and an amount equal to the pro rata portion of the annual cash performance bonus for the year in which the termination occurs. If Mr. Ashe’s employment is terminated without cause or if Mr. Ashe terminates his employment for good reason, in each case, during the twelve-month period following a change in control (as defined in the employment agreement), then in addition to the benefits and the severance payment noted above, Mr. Ashe’s equity awards subject to time-vesting under the Company’s equity incentive plans would become fully vested and his stock options would become immediately exercisable. For additional information about Mr. Ashe’s employment agreement, see “Employment Contracts, Termination of Employment and Change in Control Arrangements; Employment Agreement with Neil M. Ashe” in this Annual Report on Form 10-K/A.

On January 14, 2008, our Board of Directors, upon recommendation of the Committee and with the advice of FW Cook, our independent compensation consultant, approved severance agreements with Mr. Gillespie and Mr. Sherman and certain other members of our senior management (other than Mr. Ashe and Mr. Mazzotta), which we refer to as the executive severance agreements. On March 10, 2008, Mr. Lurie entered into an executive severance agreement that was approved by the Committee in connection with his appointment as Chief Financial Officer.

The executive severance agreements provide for certain compensation and benefits if the executive officer’s employment is terminated in connection with a change in control (as defined in the executive severance agreement), by the Company without cause (as defined in the executive severance agreement) or by the executive officer for good reason (as defined in the executive severance agreement). Generally, the executive officer is entitled to receive certain accrued benefits, as well as twelve months of base salary and an amount equal to the pro rata portion of the annual cash performance bonus for the year in which the termination occurs. Under the executive severance agreements, the executive officer’s equity awards subject to time-vesting under the Company’s equity incentive plans would become fully vested and the executive officer’s stock options would become immediately exercisable.

The executive severance agreements also provide for certain compensation and benefits if, other than in connection with a change in control, the executive officer’s employment is terminated by the Company without cause or by the executive officer for good reason, but does not provide for the accelerated vesting of equity awards. Each of the severance agreements has a three-year term, subject to renewal. For additional information about the executive severance agreements, see “Employment Contracts, Termination of Employment and Change in Control Arrangements; Severance Agreements with Zander J. Lurie, Joseph Gillespie and Andy Sherman” in this Annual Report on Form 10-K/A.

In connection with the adoption of the executive severance agreements, the Committee engaged FW Cook to survey and analyze the severance and change in control benefits of our peer group companies. FW Cook surveyed the same peer group that we considered in evaluating executive compensation in December 2007. Our objective was to provide severance and change in control benefits that were consistent with those of our peer group. In addition, in order to achieve internal equity, we structured the executive severance agreements so that the benefits provided did not exceed the benefits currently provided to our Chief Executive Officer, even where his benefits were lower than what was typical for our peer group. Based on the data and FW Cook’s analysis, we believe that the severance and change in control arrangements for our named executive officers are consistent with those of our peer group companies.

Compensation Conclusion

We determined that the total compensation of each of the named executive officers in 2007 was reasonable and not excessive. In making this determination, we specifically considered our financial performance, each named executive officer’s past contributions and potential future contributions and compensation at peer companies. We will continue to monitor our compensation programs to ensure that they remain consistent with our compensation objectives.

Summary Compensation Table

The following table sets forth information with respect to the compensation earned by each of our Chief Executive Officer, our Chief Financial Officer, the Executive Vice President of our CNET business unit, the Senior Vice President, General Counsel and Corporate Secretary and our former President and Chief Operating Officer and our former Chief Financial Officer (the named executive officers) for the years ended December 31, 2007 and 2006.

Name and Principal Position	Year	Salary		Bonus		Option Awards (1)		Non-Equity Incentive Plan Compensation (2)		All Other Compensation		Total
Neil M. Ashe (3)	2007	$500,000		—		$3,277,738		—		$16,294	(4)	$3,794,032
Chief Executive Officer	2006	$385,865		—		$1,347,220		$105,244		$12,558	(4)	$1,850,887
Zander J. Lurie (5)	2007	$245,000		$25,000	(6)	$332,105		$24,250		$11,098	(4)	$637,453
Chief Financial Officer
Joseph Gillespie	2007	$375,000		—		$782,197		$42,000		$12,845	(4)	$1,212,042
Executive Vice President, CNET	2006	$368,962		—		$547,990		$101,491		$10,896	(4)	$1,029,339
Andy Sherman	2007	$130,000	(7)	$100,000	(8)	$102,885		$65,000	(8)	$6,439	(4)	$404,324
Senior Vice President, General Counsel and Corporate Secretary
Barry D. Briggs (9)	2007	$32,304		—		$(50,181	)(9)	—		$751,836	(4)(9)	$733,959
Former President and Chief Operating Officer	2006	$368,962		—		$843,189		$103,470		$14,058	(4)	$1,329,679
George E. Mazzotta	2007	$410,000		$150,000	(10)	$1,234,870		—		$10,815	(4)	$1,805,685
Former Chief Financial Officer	2006	$353,962		$13,112	(10)	$691,964		$86,888		$6,460	(4)	$1,152,386

(1)

The dollar amount recognized for financial statement reporting purposes as computed in accordance with Financial Accounting Standards Board Statement 123R, Share-Based Payments (“FAS 123R”). The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Please see Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and our original Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for the assumptions that we made in determining the valuation of option awards.

(2)

Includes amounts earned under the 2006 Annual Incentive Plan and the 2007 AIP for each of our named executive officers during the specified year, regardless of whether amounts were actually paid in such year. Our annual incentive plans provide that a portion of the named executive officer bonuses will generally be paid in the third quarter of the year for Company and individual performance, if applicable, for the first half of the year. The remainder of the bonuses are generally paid in the first quarter of the following year.

(3)	Mr. Ashe was appointed as Chief Executive Officer on October 10, 2006. He does not receive compensation in connection with his role as a member of the Board of Directors.

(4)

The amounts shown are comprised of health insurance premiums and up to $4,500 in Company matching of 401(k) contributions for the year ended December 31, 2007 and up to $1,500 in Company matching of 401(k) contributions for the year ended December 31, 2006. These are standard benefits available to all U.S. employees. The amount attributable to any perquisite or benefit for each named executive officer does not exceed the greater of $25,000 or 10% of the total amount of all perquisites received by such named executive officer.

(5)	Mr. Lurie was appointed as our Chief Financial Officer, effective March 7, 2008. He previously served as our Senior Vice President of Strategy and Development.

(6)	Mr. Lurie received a cash bonus of $25,000 on February 28, 2007.

(7)	Mr. Sherman joined the Company on June 25, 2007, and therefore his salary includes amounts paid from June 25, 2007 through December 31, 2007.

(8)

Under the terms of Mr. Sherman’s offer of employment, his bonus for 2007 was guaranteed at 50% of his earned base salary. Accordingly, Mr. Sherman was paid $65,000 under the 2007 AIP. In addition, Mr. Sherman received a signing bonus of $100,000.

(9)

Mr. Briggs resigned as President and Chief Operating Officer, effective January 12, 2007. Pursuant to his general release and separation agreement, Mr. Briggs was paid $750,000 upon his termination in 2007, which is reflected under “All Other Compensation” for 2007. For more information, please see “Employment Contracts, Termination of Employment and Change in Control Arrangements; General Release and Separation Agreement with Barry D. Briggs”. In addition, his resignation resulted in a net forfeiture credit of $50,181 for 2007 as computed under FAS 123R.

(10)

Under the terms of Mr. Mazzotta’s offer of employment, his bonus for 2006 was guaranteed at a minimum of $100,000 and he was guaranteed a special bonus of $150,000 for remaining a full-time employee through December 31, 2007. Accordingly, in addition to his $86,888 payment under the 2006 Annual Incentive Plan, Mr. Mazzotta received an additional $13,112 in bonus for 2006 and a $150,000 special bonus in 2007. Mr. Mazzotta resigned as our Chief Financial Officer, effective March 7, 2008.

2007 Grants of Plan-Based Awards

The following table shows information concerning the grant of plan-based awards in 2007 to each of our named executive officers.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)						All Option Awards: Number of Securities Underlying Options (2)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Option Awards (3)
		Threshold		Target		Maximum
Neil M. Ashe	—	$100,000		$400,000		$1,200,000		—	—	—
Zander J. Lurie	7/5/2007	$30,531		$122,123		$366,369		250,000	$8.24	$1,138,598
Joseph Gillespie	7/5/2007	$52,500		$210,000		$630,000		250,000	$8.24	$1,138,598
Andy Sherman	7/5/2007	$16,250	(4)	$65,000	(4)	$195,000	(4)	200,000	$8.24	$910,878
Barry D. Briggs	—	—		—		—		—	—	—
George E. Mazzotta (5)	1/5/2007	$52,500		$210,000		$630,000		300,000	$8.90	$1,419,697

(1)

Please see the “Summary Compensation Table” in this Annual Report on Form 10-K/A for amounts earned by each named executive officer under the Company’s 2007 non-equity incentive plans and the “Compensation Discussion and Analysis” section of this Annual Report on Form 10-K/A for more information regarding threshold, target and maximum payment calculations.

(2)	All options vest 1/4 on the first anniversary of grant and 1/48 per month thereafter.

(3)

The grant date fair value of each equity award is computed in accordance with FAS 123R. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. On December 20, 2006, certain of the executive officers agreed to amend the exercise price of certain stock options unvested as of December 31, 2004, the modified price of which was determined on January 29, 2007. Previously, the stock options were granted with per share exercise prices below the fair market value of a share of our common stock on the date of grant.

(4)	Because Mr. Sherman joined the Company on June 25, 2007, his threshold, target and maximum estimated future payouts are pro-rated for his partial year of service.

(5)	Pursuant to Mr. Mazzotta’s December 20, 2006 employment agreement, on January 5, 2007, Mr. Mazzotta was granted a stock option to purchase 300,000 shares of our common stock.

Outstanding Equity Awards as of December 31, 2007

The following table sets forth information regarding the outstanding equity awards held by each of our named executive officers as of December 31, 2007.

	Option Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price		Option Expiration Date
Neil M. Ashe	6/5/2002	160,000	—	$2.79		6/5/2012
	6/24/2003	75,000	—	$4.67		6/24/2013
	6/24/2003	125,000	—	$5.71	(2)	6/24/2013
	3/29/2004	187,500	12,500	$10.89	(2)	3/29/2014
	7/22/2004	71,750	12,250	$8.98	(2)	7/22/2014
	12/21/2004	15,000	5,000	$10.85	(2)	12/21/2014
	8/3/2005	72,916	52,084	$13.44		8/3/2015
	8/2/2006	33,333	66,667	$8.38		8/2/2016
	10/17/2006	437,500	1,062,500	$9.19		10/17/2016
Zander J. Lurie	3/6/2006	43,749	56,251	$13.60		3/6/2016
	8/2/2006	8,333	16,667	$8.38		8/2/2016
	7/5/2007	—	250,000	$8.24		7/5/2017
Joseph Gillespie	7/22/2004	128,125	21,875	$8.98	(2)	7/22/2014
	12/21/2004	74,999	25,001	$10.85	(2)	12/21/2014
	8/3/2005	58,333	41,667	$13.44		8/3/2015
	8/2/2006	25,000	50,000	$8.38		8/2/2016
	7/5/2007	—	250,000	$8.24		7/5/2017
Andy Sherman	7/5/2007	—	200,000	$8.24		7/5/2017
Barry D. Briggs(3)	—	—	—	—		—
George E. Mazzotta (4)	8/5/2005	233,333	166,667	$13.41		8/5/2015
	8/2/2006	33,333	66,667	$8.38		8/2/2016
	1/5/2007	—	300,000	$8.90		1/5/2017

(1)

All outstanding unvested options vest 1/4 on the first anniversary of grant and 1/48 per month thereafter, other than the option granted to Mr. Ashe on October 17, 2006, which vested 1/4 on October 10, 2007 and vests 1/48 per month thereafter.

(2)

On December 22, 2006, certain of the executive officers agreed to amend the exercise price of stock options vested as of December 31, 2004 which were granted with per share exercise prices below the fair market value of a share of our common stock on the date of grant.

(3)	Mr. Briggs resigned as President and Chief Operating Officer, effective January 12, 2007; he does not currently hold any stock options.

(4)	Mr. Mazzotta has until June 5, 2008 to exercise any options that were vested on March 7, 2008, the date his employment ceased.

2007 Option Exercises

The following table sets forth information regarding the exercise of stock options by each of our named executive officers as of December 31, 2007.

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)
Neil M. Ashe	—	–—
Zander J. Lurie	—	—
Joseph Gillespie	—	—
Andy Sherman	—	—
Barry D. Briggs	182,701	$476,745
George E. Mazzotta	—	—

(1)	Amounts realized upon exercise of options are calculated by subtracting the exercise price of the options from the closing sale price of our common stock on the date of exercise.

Employment Contracts, Termination of Employment and Change in Control Arrangements

The section below describes the potential payments that may be made to our named executive officers upon termination or a change in control, pursuant to individual agreements or otherwise. The “Potential Payments Upon Termination or Change in Control” table below estimates amounts that could be realized and/or payable to our named executive officers assuming certain events as of December 31, 2007, using the closing price of our common stock on such date on the NASDAQ Market ($9.14), and assuming the named executive officers could have exercised stock options and sold such underlying shares in compliance with applicable federal securities laws and in conformity with the applicable standards under Section 409A of the Internal Revenue Code of 1986. We cannot assure you that a termination or change in control would produce the same or similar results as those described if it occurs on any other date or at any other price, or if any assumption is not correct in fact.

Potential Payments Upon Termination or Change in Control

Name	Voluntary Termination, Death, Disability, Termination for Cause(1)	Termination without Cause or Resignation for Good Reason(2)		Termination without Cause or Resignation for Good Reason following a Change in Control(3)
Neil M. Ashe	$1,816,813	$2,716,813	(4)	$2,769,440	(5)
Zander J. Lurie	$6,333	$295,859	(6)	$676,026	(7)
Joseph Gillespie	$39,500	$424,042	(6)	$900,542	(7)
Andy Sherman	—	$273,899	(6)	$583,899	(7)
George E. Mazzotta	$25,333	$25,333		$148,000	(5)

(1)

The value shown is the amount realized assuming exercise of all outstanding vested options as of December 31, 2007, with an exercise price at or below $9.14, the closing sales price of our common stock on such date and the sale of the common stock issuable upon exercise of such options at such closing sales price. In addition, each executive officer would receive any earned but unpaid base salary and any accrued obligations until December 31, 2007. These types of payments would be available to all employees upon termination. The executive officers would not be eligible for their second half 2007 AIP payment under these assumptions.

(2)

Each amount shown in this column includes the amounts shown in the first column with respect to outstanding vested options as of December 31, 2007, with an exercise price at or below $9.14, the closing sales price of our common stock on such date.

(3)

Each amount shown in this column includes the amounts shown in the first column with respect to outstanding vested options as of December 31, 2007, as well as amounts realized assuming acceleration and exercise of all unvested options as of December 31, 2007, in each case with an exercise price at or below $9.14, the closing sales price of our common stock on such date.

(4)

Mr. Ashe’s employment agreement provides that if he is terminated without cause or if he resigns for good reason, he will receive a lump sum severance payment (i) equal to 12 months of his base salary in effect immediately prior to his termination plus (ii) an amount equal to the pro-rata portion of his annual cash performance bonus for the year in which termination occurs, assuming all applicable performance targets are attained at the 100% level. For additional information, see the “—Employment Agreement with Neil M. Ashe” section below.

(5)

The employment agreements entered into with Messrs. Ashe and Mazzotta provide that all the executive officer’s equity awards subject to time vesting under the Company’s equity incentive plans would become fully vested and his stock options would become immediately exercisable if such executive officer is terminated without cause or if he resigns for good reason during the 12-month period following a change in control. The amount shown in this column for Mr. Ashe also includes the amount of his lump sum severance payment. For additional information, see the “—Employment Agreement with Neil M. Ashe” and “—Executive Agreement with George M. Mazzotta” sections below.

(6)

The executive severance agreements entered into with each of Messrs. Lurie, Gillespie and Sherman provide that if, other than in connection with a change in control, such executive officer’s employment is terminated by us without cause or if the executive officer resigns for good reason, then he will receive (i) a lump sum severance payment equal to 12 months of such executive officer’s base salary in effect immediately prior to such executive officer’s termination and (ii) continued payment of health care premiums until the earlier of 12 months following the date of termination or the date that such executive officer first becomes eligible to participate in any other medical benefits plan. The value of the health care benefits assumes that the executive officer receives the full 12 months of health care benefits and assumes that the value of such benefits is equal to COBRA amounts for the year ended December 31, 2008. For additional information, see the “—Severance Agreements with Zander J. Lurie, Joseph Gillespie and Andy Sherman” section below.

(7)

The executive severance agreements entered into with Messrs. Lurie, Gillespie and Sherman provide that if such executive officer’s employment is terminated by us without cause or if such executive officer resigns for good reason, in either case within 24 months of a change in control, then such executive officer would be entitled to receive a lump sum payment equal to the sum of (i) base salary accrued but unpaid through the date of termination, (ii) earned but unpaid annual bonus for periods with respect to which the performance period to earn such bonus has closed, (iii) accrued but unused paid time off or sick pay, (iv) unreimbursed business expenses, and (v) any other compensation or benefits which may be owed or provided to such executive officer in accordance with any of the Company’s benefit plans or programs (the benefits referred to in clauses (i)-(v) are referred to as the “Accrued Obligations,” the values of which are not reflected in this column), (vi) lump sum payment of 12 months of base salary (defined as the higher of (1) the base salary as in effect for the year in which the termination occurs, or (2) base salary as in effect for the year in which the change in control occurs) and (vii) a lump sum amount equal to the pro rata portion of the annual cash performance bonus (defined as the higher of the annual incentive bonus which the executive officer was eligible for (1) in the year of termination or (2) in the year in which the change in control occurs), assuming all applicable performance targets are attained at the target level. In addition, all of such executive officer’s equity awards subject to time-vesting under our equity incentive plans would become fully vested and the executive officer’s stock options would become immediately exercisable until the earlier of their original expiration date or the first anniversary of the termination date. The executive officer would also be entitled to continued payment of health care premiums until the earlier of 12 months following the date of termination or the date that such executive officer first becomes eligible to participate in any other medical benefits plan. The value of the health care benefits assumes that the executive officer receives the full 12 months of health care benefits and assumes that the value of such benefits is equal to COBRA amounts for the year ended December 31, 2008. For additional information, see the “—Severance Agreements with Zander J. Lurie, Joseph Gillespie and Andy Sherman” section below.

Employment Agreements with Neil M. Ashe and George E. Mazzotta

The following definitions are used for the purposes of Mr. Ashe’s and Mr. Mazzotta’s employment agreements.

“Cause” generally includes:

•

willful and material failure substantially to perform his lawful duties to the Company (other than as a result of total or partial incapacity due to physical or mental illness) or willful and material failure to follow the lawful direction of the Board;

•	material dishonesty in the performance of his duties to the Company;

•	conviction of a felony under the U.S. or any state thereof;

•

willful and material misconduct in connection with his duties or any willful act or omission that materially injures the financial condition or business reputation of the Company or any of its subsidiaries or affiliates; and

•	willful and material breach of the employment agreement or any non-compete, non-solicitation or confidentiality provisions to which the executive officer is subject.

Any act or omission that constitutes a termination for cause shall not constitute a termination for cause if we do not send the executive officer a notice of termination within 45 days of the event; or with regard to the first and last bullet above, if the executive officer cures the act or omission within 20 days after delivery of the notice.

“Termination for good reason” generally includes the executive officer’s resignation from the Company other than as a result of his death, disability (as defined under the applicable agreement) or for cause (as defined under the applicable agreement), provided that his resignation occurs within 90 days after the occurrence of:

•	a reduction in base salary, target bonus or benefits;

•	assignment or removal of duties or responsibilities that result in a material diminution in overall duties, authority or scope of responsibilities;

•	relocation of employment by more than 30 miles without the executive officer’s consent; or

•	failure of a successor upon a change in control (as defined under the applicable agreement) to assume in writing and without qualification all obligations under his employment agreement.

Any event that constitutes grounds for a resignation for good reason shall not constitute a resignation for good reason if the executive officer does not send us a notice of termination within 45 days of the event; or we reverse the action or cure the default within 20 days after delivery of the notice.

A “change in control” generally consists of:

•	an acquisition of beneficial ownership representing 50% or more of the voting power of our then outstanding voting securities other than

•	an acquisition by our trustee or other fiduciary holding securities under our employee benefit plan or related trust,

•	an acquisition of voting securities by us or our stockholders (in substantially the same proportions as their ownership of our stock), or

•

an acquisition of voting securities pursuant to a merger, consolidation, reorganization or other business combination or sale of assets or acquisition of assets or stock described in the bullet below that would not be a change in control;

•

incumbent Board members ceasing to be a majority of the Board, provided that directors whose election or nomination for election was approved by at least a majority of the directors then comprising the incumbent Board shall be considered members of the incumbent Board;

•

a merger, consolidation, reorganization or other business combination or a sale or other disposition of all or substantially all or our assets or the acquisition of assets or stock of another entity (other than a transaction whereby

•	our voting securities after the transaction represent at least 50% of any successor entity’s outstanding voting securities,

•	after which more than 50% of the successor entity’s board were members of our incumbent Board approving the transaction, and

•	after which no party beneficially owns 50% or more of the successor entity’s voting securities); or

•	a liquidation or dissolution of the Company.

Employment Agreement with Neil M. Ashe

On December 20, 2006, we entered into an employment agreement with Neil M. Ashe, our Chief Executive Officer. Mr. Ashe’s employment agreement provides that he will be paid a base salary of $500,000 and will be entitled to receive an annual performance bonus of up to $400,000, payable upon achievement of 100% of performance goals and objectives determined by the Board in its discretion. Unless otherwise provided, this bonus will be paid in accordance with our annual incentive plan or any successor plan. In addition, Mr. Ashe will be eligible to participate in our employee benefit plans of general application and will receive such other benefits as we generally provide to our other employees.

The employment agreement acknowledges the terms of the grant made on October 17, 2006 of options to purchase 1,500,000 shares of our common stock. The agreement provides that the options have a 10-year term, subject to early expiration in the event Mr. Ashe’s employment is terminated, and will vest and become exercisable as to 25% of the shares upon Mr. Ashe’s completion of one year of service measured from October 10, 2006, and will thereafter vest as to 1/48th of the shares in substantially equal monthly installments.

The employment agreement provides that if Mr. Ashe’s employment is terminated without cause or if Mr. Ashe resigns for good reason, in addition to any other amounts he is entitled under any compensation plan or practice of the Company on the date of termination, Mr. Ashe will be entitled to the severance and other benefits described above under “Potential Payments Upon a Termination or Change in Control” under the column entitled “Termination without Cause or Resignation for Good Reason.” If Mr. Ashe’s employment is terminated without cause or if Mr. Ashe resigns for good reason, in each case, during the 12–month period following a change in control, then Mr. Ashe will be entitled to the severance and other benefits described above under “Potential Payments Upon a Termination or Change in Control” under the column entitled “Termination without Cause or Resignation for Good Reason following a Change in Control,” so long as Mr. Ashe executes an effective release of claims against the Company and resigns from the Board and all affiliated boards or committees thereof. Under the employment agreement, Mr. Ashe may, in his discretion, reject this immediate vesting or surrender vested options to the extent that the vesting, together with any other payments to which he may be entitled in connection with the change in control, could result in the imposition of an excise tax under Sections 280G and 4999 of the Internal Revenue Code of 1986.

In addition, Mr. Ashe has signed a proprietary rights agreement that covers protection of our proprietary information and assignment of inventions, which agreement shall survive termination of the employment agreement. The employment agreement also contains (i) a non-compete clause which states Mr. Ashe will not while employed by us, without the prior written consent of the Board, carry on any business or activity that is competitive with our business, nor engage in any other activities that conflict with his obligations to us, and (ii) a non-solicitation clause which states Mr. Ashe may not (a) while employed with us, solicit or attempt to influence purchases of our products or services by businesses competitive with us and (b) during the 12–month period after termination, without prior written consent of the Board, solicit or attempt to influence our employees or consultants to terminate their relationship with us or to become employed or engaged by our competitors.

Executive Agreement with George E. Mazzotta

On December 20, 2006, we entered into an executive agreement with George E. Mazzotta, our former Chief Financial Officer. Mr. Mazzotta’s executive agreement provided that he will receive a base salary of $410,000 and will be eligible to receive an annual performance bonus of up to $210,000 payable upon achievement of 100% of the performance goals and objectives determined by the Board in its discretion. Unless otherwise provided, this bonus will be paid in accordance with our annual incentive plan or any successor plan. The executive agreement also provided that Mr. Mazzotta is entitled to receive a special $150,000 bonus payable on December 31, 2007 if he remains a full-time employee through December 31, 2007.

On January 5, 2007, pursuant to the executive agreement, we granted Mr. Mazzotta options to purchase 300,000 shares of our common stock at a per share exercise price equal to the fair market value of our common stock on January 5, 2007. The agreement provides that these options will have a ten-year term, subject to early expiration in the event Mr. Mazzotta’s employment is terminated, and will vest and become exercisable as to 25% of the shares upon Mr. Mazzotta’s completion of one year of service measured from January 5, 2007, and will thereafter vest as to 1/48th of the shares in substantially equal monthly installments. At the time of Mr. Mazzotta’s resignation on March 7, 2008, 87,500 of the 300,000 options to purchase shares of our common stock had vested and were exercisable on or prior to June 5, 2008 (90 days from March 7, 2008).

The executive agreement provided that if Mr. Mazzotta’s employment is terminated without cause or if Mr. Mazzotta resigns for good reason, in each case during the 12-month period following a change in control, so long as Mr. Mazzotta executes an effective release of claims against the Company, all of Mr. Mazzotta’s outstanding unvested stock options will immediately vest. Notwithstanding the foregoing, Mr. Mazzotta may, in his discretion, reject such immediate vesting or surrender vested options to the extent that the vesting, together with any other payments to which he may be entitled in connection with the change in control, could result in the imposition of an excise tax under Sections 280G and 4999 of the Internal Revenue Code of 1986. Mr. Mazzotta resigned from his position with the Company effective March 7, 2008; therefore, his executive agreement terminated and no amounts are payable under this agreement.

In addition, Mr. Mazzotta signed a proprietary rights agreement that covers protection of the Company’s proprietary information and assignment of inventions, which agreement survives termination of the executive agreement.

Severance Agreements with Zander J. Lurie, Joseph Gillespie and Andy Sherman

On January 14, 2008, our Board of Directors, upon recommendation of the Committee and with the advice of FW Cook, our independent compensation consultant, approved executive severance agreements for each of Mr. Gillespie and Mr. Sherman and certain other members of our senior management (other than Mr. Ashe and Mr. Mazzotta). On March 10, 2008, Mr. Lurie entered into an executive severance agreement that was approved by the Committee in connection with his appointment as Chief Financial Officer. Each of the executive severance agreements has a three-year term subject to renewal for four additional one-year periods unless notice of non-renewal is given 60 days prior to the annual renewal date.

The following definitions are used for the purposes of the executive severance agreements with Messrs. Lurie, Gillespie and Sherman:

“Change in control” and “Cause” have the same definitions as described above under the “—Employment Agreements with Neil M. Ashe and George E. Mazzotta.”

Any act or omission that constitutes a termination for cause shall not constitute a termination for cause if we do not send the executive officer a notice of termination within 45 days of the event; or with regard to the first and last bullet above, if the executive officer cures the act or omission within 20 days after delivery of the notice.

Resignations for “good reason” generally includes the executive officer’s resignation from the Company other than as a result of his death, disability or for cause, provided that his resignation occurs within 90 days after the occurrence of:

•	a material reduction in base salary, annual bonus or benefits;

•

solely in the case of termination not in connection with a change in control, an assignment to or removal of duties or responsibilities that results in a position that is not reasonably consistent with an executive or senior management level position; provided that a Non-CIC Business Related Change (as defined below) shall not constitute grounds for “good reason” resignation;

•

solely in the case of termination in connection with a change in control, assignment or removal of duties or responsibilities that results in a material diminution in overall duties, authority or scope of responsibilities, including, with respect to Mr. Lurie and Mr. Sherman, as a result of the Company ceasing to be a publicly-traded corporation;

•

solely in the case of termination in connection with a change in control, the relocation of the executive officer’s employment to a location more than 30 miles from the executive officer’s then present location and more than 30 miles from the executive officer’s then present residence without the executive officer’s consent; or

•	failure of a successor upon a change in control to assume in writing and without qualification all obligations under the executive severance agreement.

Any act or omission that constitutes a resignation for good reason shall not constitute a termination for good reason if the executive officer does not send the Company a notice of termination within 45 days of the event or if the Company reverses the action or cures the act or omission within 20 days after delivery of the notice.

“Non-CIC Business Related Change” means a change to the executive officer’s title, reporting line, duties or responsibilities (including without limitation the removal of the executive officer from the Company’s executive committee or a change in the executive officer’s position relative to other executive level employees of the Company) that is made prior to the occurrence of a change in control and is made not in connection with a change in control if, following such change, the executive officer remains in a position reasonably consistent with an executive or senior management level position with the Company or its affiliates.

The executive severance agreements for each such executive officer provide that if such executive officer’s employment is terminated by us without cause or if the executive officer resigns for good reason, in either case within 24 months of a change in control, then such executive officer will be entitled to the severance and other benefits described above under “Potential Payments Upon a Termination or Change in Control” under the column entitled “Termination without Cause or Resignation for Good Reason following a Change in Control.”

The executive severance agreements for each such executive officer also provide if, other than in connection with a change in control, such executive officer is terminated by us without cause or the executive officer resigns for good reason, then such executive officer will be entitled to the severance and other benefits described above under “Potential Payments Upon a Termination or Change in Control” under the column entitled “Termination without Cause or Resignation for Good Reason.”

Provision of all such severance and change in control benefits is conditioned upon the executive officer’s execution of a release of claims against us, compliance with a proprietary rights agreement and entry into a non-solicitation covenant in which for 12 months following the date of termination, such executive officer will not solicit or influence our customers or personnel.

Following an executive officer’s termination of employment, we will pay the executive officer’s legal fees and expenses, under certain circumstances, in connection with the interpretation, enforcement or defense of the executive officer’s rights under the executive severance agreement. If any payment or benefit received or to be received by the executive officer pursuant to the severance agreement would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, then we will pay the executive officer only such amounts as will not exceed the amount that produces the greatest after-tax benefit to the executive officer.

Other Severance and Change in Control Benefits

In addition to the severance and change in control benefits described above, under the option agreements governing all options granted to each of our named executive officers since October 2001, other than options granted to Messrs. Ashe and Mazzotta which are governed by the terms of their employment agreements described above, if the named executive officer is involuntarily terminated within one year following a change in control transaction, then 18 months of unvested options subject to the agreement will immediately vest. We also have a standard severance plan applicable to all employees. The plan applicable to each of the named executive officers provides all vice president level employees and above with four weeks of pay or three weeks pay per year of service (with a minimum of 16 weeks pay and a maximum of 32 weeks pay). However, all of these benefits are superseded or reduced so there is no duplication of benefits by the change in control benefits set forth in the applicable employment agreement or executive severance agreement for each named executive officer.

General Release and Separation Agreement with Barry D. Briggs

On December 21, 2006, we entered into a general release and separation agreement with Barry D. Briggs, our former President and Chief Operating Officer in connection with his resignation from the Company, effective January 12, 2007. Pursuant to the separation agreement, Mr. Briggs was paid severance in the amount of $750,000 upon his resignation in 2007. Mr. Briggs did not receive accelerated vesting of options upon his resignation, but the exercise period for Mr. Briggs’ vested options was extended until the later of the 30-day period measured from the first date each option can be exercised in compliance with applicable federal securities laws and in conformity with the applicable standards under Section 409A of the Internal Revenue Code of 1986, and the 90-day period immediately following Mr. Briggs’s resignation date, but in no event later than the expiration date of the maximum term of such option. From January 12, 2007, Mr. Briggs’ termination date, through April 12, 2007, the last day he could exercise vested options, Mr. Briggs’ exercised 182,701 shares. In addition, Mr. Briggs is subject to a mutual non-disparagement clause under the separation agreement and a non-solicitation clause under the stock option agreements executed by him not to recruit or solicit current or certain former employees of the Company for a period of one year, which expired on January 12, 2008.

Except as provided above, there are no employment agreements with any of our named executive officers or plans or arrangements that would entitle them to any benefit upon termination, change in control, or other similar event.

DIRECTOR COMPENSATION

The following table sets forth information with respect to the compensation earned by each of our non-employee directors during the year ended December 31, 2007.

2007 Director Compensation

Name of Director	Fees Earned Or Paid in Cash(1)	Option Awards(2) (3)	Total
John C. “Bud” Colligan(4)	$36,000	$145,124	$181,124
Peter L. S. Currie(5)	$34,000	$301,312	$335,312
Susanne D. Lyons(6)	$23,343	$116,678	$140,021
Jarl Mohn(7)	$49,500	$328,926	$378,426
Betsey Nelson(8)	$44,500	$180,950	$225,450
Eric P. Robison(9)	$40,000	$145,124	$185,124
Mark C. Rosenthal(6)	$22,843	$116,678	$139,521
Shelby W. Bonnie(10)	—	—	—

(1)

Amounts shown consist of the amounts described below under Annual Cash Retainer and Meeting Fees, which reflects a pro-rated amount for length of service if less than a full year for directors. The fees earned by Mr. Colligan include $2,500 for serving as the Chair of the Compensation Committee during the first half of 2007. The fees earned by Mr. Mohn include an aggregate of $15,000 for serving as Chairman of the Board and for serving as Chair of the Compensation Committee and Governance and Nominating Committee during the second half of 2007. The fees earned by Ms. Nelson include $8,000 for serving as the Chair of the Audit Committee. The fees earned by Mr. Robison include $2,500 for serving as the Chair of the Governance and Nominating Committee during the first half of 2007.

(2)

In accordance with the terms of our Outside Director Compensation Plan, each director received an annual option grant on June 22, 2007 to purchase 20,000 shares at an exercise price of $8.60, the closing sales price of our common stock on that date. The grant date fair value of this grant was $4.75 per share, computed in accordance with FAS 123R. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Please see Note 9 to the consolidated financial statements included in our original Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for the assumptions made in determining the valuation of option awards.

(3)	As of December 31, 2007, each non-employee director had the following aggregate number of shares underlying options outstanding:

Name of Director	Aggregate Number of Shares Underlying Options
John C. “Bud” Colligan	185,000
Peter L. S. Currie	100,000
Susanne D. Lyons	80,000
Jarl Mohn	155,000
Betsey Nelson	105,000
Eric P. Robison	178,334
Mark C. Rosenthal	80,000
Shelby W. Bonnie	—

(4)

On December 22, 2006, Mr. Colligan agreed to amend the exercise price of certain stock options held by him at that time, the modified price of which was determined on January 29, 2007. The stock options were granted with per share exercise prices below the fair market value of a share of our common stock on the date of grant whether or not vested as of December 31, 2004. Under this agreement, there was no incremental fair value to any modified option awards as of the modification date, computed in accordance with FAS 123R.

(5)

On December 22, 2006, Mr. Currie agreed to amend the exercise price of certain stock options held by him at that time, the modified price of which was determined on January 29, 2007. The stock options were granted with per share exercise prices below the fair market value of a share of our common stock on the date of grant whether or not vested as of December 31, 2004. Under this agreement, there was no incremental fair value to any modified option awards as of the modification date, computed in accordance with FAS 123R.

(6)

On April 24, 2007, Ms. Lyons and Mr. Rosenthal each received a new director option grant to purchase 60,000 shares at an exercise price of $8.85, the closing sales price of our common stock on that date. The grant date fair value of these grants was $4.69 per share, computed in accordance with FAS 123R.

(7)

On December 22, 2006, Mr. Mohn agreed to amend the exercise price of certain stock options held by him at that time, the modified price of which was determined on January 29, 2007. The stock options were granted with per share exercise prices below the fair market value of a share of our common stock on the date of grant whether or not vested as of December 31, 2004. Under this agreement, there was no incremental fair value to any modified option awards as of the modification date, computed in accordance with FAS 123R. In addition to the annual option grant to directors, Mr. Mohn received an option grant on June 22, 2007 to purchase 20,000 shares in connection with his service as Chairman of the Board of Directors. The grant date fair value of this grant was $4.75 per share, computed in accordance with FAS 123R.

(8)

On December 22, 2006, Ms. Nelson agreed to amend the exercise price of certain stock options held by her at that time, the modified price of which was determined on January 29, 2007. The stock options were granted with per share exercise prices below the fair market value of a share of our common stock on the date of grant whether or not vested as of December 31, 2004. Under this agreement, there was no incremental fair value to any modified option awards as of the modification date, computed in accordance with FAS 123R.

(9)

On December 22, 2006, Mr. Robison agreed to amend the exercise price of certain stock options, the modified price of which was determined on January 29, 2007. The stock options were granted with per share exercise prices below the fair market value of a share of our common stock on the date of grant whether or not vested as of December 31, 2004. Under this agreement, there was no incremental fair value to any modified option awards as of the modification date, computed in accordance with FAS 123R.

(10)	Mr. Bonnie resigned from the Board on March 22, 2007.

Outside Director Compensation Plan

As of December 31, 2007, each non-employee director received the compensation described below.

•	Annual Cash Retainer

•	An annual retainer of $15,000 payable in cash in equal installments on a quarterly basis, pro-rated for length of service if less than a full quarter; and

•

An annual retainer of $10,000 for the Chairman of the Board of Directors, $8,000 for the Chair of the Audit Committee and $5,000 for the Chair of each other committee, payable in cash in equal installments on a quarterly basis, pro-rated for length of service if less than a full quarter.

•	Meeting Fees

•	A fee equal to $2,000 for each Board meeting attended in-person and $500 for each Board meeting attended via telephone; and

•	A fee equal to $1,000 for each committee meeting attended either in person or via telephone, provided that no fees are paid with respect to committee meetings held in conjunction with Board meetings.

•	Option Grants

•	An annual option grant to purchase 20,000 shares to all directors made automatically on the date of our annual stockholder meeting;

•	An annual option grant to purchase 20,000 shares to any non-executive Chairman of the Board of Directors, made on the same date as the annual director grant referenced above; and

•	A one-time option grant to purchase 60,000 shares made on the effective date that a director joins our Board of Directors.

All of the options granted to directors under the Outside Director Compensation Plan are immediately exercisable on the date of grant, but any common stock issued upon exercise of the option remains subject to repurchase by the Company at the original cost. With respect to the one-time initial option grant to new outside directors, the Company’s repurchase right lapses and the optionee’s rights vest 1/3 on the first anniversary of the effective date of grant and thereafter at a rate of 1/36 per month beginning on the first day of the first month following the first annual vesting, for so long as the optionee remains a director of the Company. With respect to the annual option grant to outside directors, the Company’s repurchase right lapses and the optionee’s rights vest in 12 equal monthly installments beginning on the first day of the first month after the effective date of the grant. In addition, all of these option grants will become fully vested upon any sale of the Company including through a merger, recapitalization, reorganization, asset sale, tender offer or similar event, where less than 51% of the voting power and equity interest in the surviving or acquiring entity (or its parent) is beneficially owned by the stockholders.

Directors are entitled to reimbursement of fees incurred in connection with travel to and from meetings. In addition, we reimburse directors for fees paid to attend director education events.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the number of shares of common stock beneficially owned as of the close of business on March 31, 2008 (unless otherwise indicated) by:

•	Each named executive officer;

•	Each director;

•

Each person whom we know beneficially owns more than 5% of the common stock (based solely, in each case, on Schedule 13D and 13G filings on file as of the date of this Annual Report on Form 10-K/A); and

•	The directors and executive officers as a group.

Unless otherwise indicated below, the address for each listed director and named executive officer is CNET Networks, Inc., 235 Second Street, San Francisco, California 94105.

Beneficial Ownership

Name and Address of Beneficial Owner	Amount and Nature of Ownership (1)	Percentage of Common Stock Outstanding
JANA Partners LLC (2)	22,664,337	14.88%
T. Rowe Price Associates, Inc. (3)	22,290,205	14.63%
TCS Capital GP, LLC (4)	11,953,487	7.85%
Maverick Capital, Ltd. (5)	11,836,999	7.77%
Legg Mason Capital Management, Inc. (6)	11,812,299	7.75%
BlackRock, Inc. (7)	11,178,284	7.34%
Shelby W. Bonnie (8)	9,569,426	6.28%
Lehman Brothers Holdings Inc. (9)	9,264,777	6.08%
Neil M. Ashe (10)	1,406,019	*
George E. Mazzotta (11)	385,416	*
Zander J. Lurie (12)	71,069	*
Joseph Gillespie (13)	330,727	*
Andy Sherman	—	—
Barry D. Briggs	—	—
John C. “Bud” Colligan (14)(21)	215,100	*
Peter L. S. Currie (15)(21)	100,000	*
Susanne D. Lyons (16)(21)	80,000	*
Jarl Mohn (17)(21)	155,400	*
Betsey Nelson (18)(21)	115,000	*
Eric P. Robison (19)(21)	183,334	*
Mark C. Rosenthal (20)(21)	80,000	*
All executive officers and directors as a group (13 persons)	3,122,065	2.01%

*	Less than one percent

(1)

Beneficial ownership is determined in accordance with SEC rules and includes options and warrants that are exercisable within 60 days of March 31, 2008. Percentages for each beneficial owner are based on 152,334,875 shares outstanding as of the close of business on March 31, 2008. Shares issuable upon exercise of outstanding options and warrants are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.

(2)

Based upon information contained in Schedule 13Ds filed with the SEC on January 15, 2008. Consists of 15,481,159 shares held by JANA Partners LLC (“JANA Partners”), 2,583,979 shares held by Spark Management Partners, L.L.C. (“Spark”), 1,000,000 shares held by Velocity Interactive Management, LLC (“Velocity”), 129,199 shares held by Alex Interactive Media, LLC (“AIM”), 3,136,402 shares held by

Castlerigg Master Investments Ltd. (“Castlerigg Master Investments”) and 333,598 shares held by CGS, Ltd. (“CGS” and together with JANA Partners, Spark, Velocity, AIM, and Castlerigg Master Investments, the “Dissident Group”). JANA Partners has sole voting and dispositive powers over 15,481,159 shares, which powers are exercised by the JANA Partners Principals, and shared voting and dispositive power over 1,000,000 shares, which power is shared with Velocity and shared voting and dispositive power over 114,333 shares, which power is shared with AIM. Spark has sole voting and dispositive powers over 2,583,979 shares, which powers are exercised by the Spark Principals, and shared voting and dispositive powers over 14,866 shares, which is shared with AIM. Each of Castlerigg Master Investments, Sandell Asset Management Corp. (“SAMC”), Castlerigg International Limited (“Castlerigg International”), Castlerigg International Holdings Limited (“Castlerigg Holdings”) and Thomas E. Sandell (“Sandell”) has shared voting and dispositive power over 3,136,402 of the shares held by Castlerigg Master Investments. Each of CGS, Castlerigg GS Holdings, Ltd. (“CGSH”), Castlerigg Global Select Fund Limited (“Castlerigg Global Select”), SAMC and Sandell had shared voting and dispositive power over 333,598 of the shares held by CGS. JANA Partners entered into certain agreements with Spark, Velocity and AIM relating to the respective parties’ investments in and activities relating to CNET Networks. By virtue of such agreements and the agreement dated January 4, 2008 between JANA Partners and SAMC on behalf of its funds, accounts, or other affiliated entities, the Dissident Group may be deemed to beneficially own all of the 22,664,337 shares listed above. Each of the members of the Dissident Group expressly disclaims beneficial ownership of the shares beneficially owned by the other members of the Dissident Group.

(3)

Based upon information contained in a Schedule 13G filed with the SEC on February 13, 2008. The address for T. Rowe Price Associates, Inc. (“Price Associates”) is 100 East Pratt Street, Baltimore, Maryland 21202. Price Associates has sole dispositive power over the 22,290,205 shares listed above and sole voting power over 3,900,400 of the shares listed above. T. Rowe Price Mid-Cap Growth Fund, Inc. has sole voting power over 8,750,000 of the shares listed. These securities are owned by various individuals and institutional investors which Price Associates serves as an investment advisor with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Exchange Act, Price Associates may be deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(4)

Based upon information contained in a Schedule 13G filed with the SEC on February 14, 2008. The address for TCS Capital GP, LLC (“TCS GP”) is 888 Seventh Avenue, Suite 1504, New York, New York, 10019. TCS GP is the beneficial owner of, and has sole voting and dispositive power over, the 11,953,487 shares listed above by virtue of being the general partner of each of TCS Capital, L.P., TCS Capital II, L.P. and TCS Capital Investments, L.P., which hold 681,000, 3,728,800 and 7,543,687 of such shares, respectively. By virtue of his position as principal of TCS GP, Eric Semler is the beneficial owner of, and has sole voting and dispositive power over, the 11,953,487 shares listed above.

(5)

Based upon information contained in a Schedule 13G filed with the SEC on February 14, 2008. The address for Maverick Capital, Ltd. is 300 Crescent Court, 18th Floor, Dallas, Texas 75201. Maverick Capital, Ltd. is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and, as such, may be deemed to have beneficial ownership of the 11,836,999 shares listed above through the investment discretion it exercises over its clients’ accounts. Maverick Capital Management, LLC is the general partner of Maverick Capital, Ltd. Mr. Lee S. Ainslie III is the manager of Maverick Capital Management, LLC and is granted sole investment discretion pursuant to Maverick Capital Management, LLC’s regulations. By virtue of his position as manager of Maverick Capital Management, LLC, Mr. Ainslie may be deemed to have the sole voting and dispositive power over all of 11,836,999 of the shares listed above.

(6)

Based upon information contained in a Schedule 13G filed with the SEC on February 14, 2008. The address for Legg Mason Capital Management, Inc. is 100 Light Street, Baltimore, Maryland 21202. Legg Mason Capital Management, Inc. has shared voting and dispositive power over the 11,812,299 of the shares listed above. Legg Mason Special Investment Trust, Inc., an investment company registered under the Investment Company Act of 1940 and managed by Legg Mason Capital Management, Inc., held 10,500,000 of the shares listed above and had shared voting and dispositive power over 10,500,000 of the shares listed above.

(7)

Based upon information contained in a Schedule 13G filed with the SEC on February 8, 2008. The address for BlackRock, Inc. is 40 East 52nd Street, New York, New York 10022. BlackRock, Inc. is the beneficial owner of the 11,178,284 shares listed above through its control of the following entities: BlackRock Advisors LLC, BlackRock Investment Management LLC, and BlackRock (Channel Islands) Ltd. BlackRock, Inc. had shared voting and dispositive power over the 11,178,284 of the shares listed above.

(8)

Based upon information provided by Mr. Bonnie or his representatives. The address for Mr. Bonnie is 53 N. Park Avenue, Suite 53, Rockville Centre, NY 11570. Includes 9,029,719 shares held by Mr. Bonnie; 480,907 shares held by trusts for Mr. Bonnie and members of his immediate family’s benefit, as to which Mr. Bonnie disclaims beneficial ownership; and 58,800 shares held by a partnership controlled by Mr. Bonnie, as to which Mr. Bonnie disclaims beneficial ownership.

(9)

Based upon information contained in a Schedule 13G filed with the SEC on January 3, 2008. The address for Lehman Brothers Holdings Inc. (“Holdings”) is 745 Seventh Avenue, New York, New York 10019. Holdings is the beneficial owner of, and has the sole voting and dispositive power over, the 9,264,777 shares listed above by virtue of its direct or indirect ownership of each of Lehman Brothers Inc. (“LBI”), Lehman Brothers Special Financing Inc. (“LBSF”) and Lehman Brothers OTC Derivatives Inc. (“LOTC”). LOTC directly owns 358,813 of such shares and is wholly owned by Holdings. LBSF directly owns 8,867,543 of such shares and is wholly owned by LBI. LBI directly owns 38,421 of such shares, 37,500 of which are shares issuable upon the exercise of call options. LBI is wholly owned by Holdings and is a beneficial owner of the shares owned by LBSF.

(10)	Includes 1,381,019 shares subject to options held by Mr. Ashe that are exercisable within 60 days of March 31, 2008.

(11)	Includes 385,416 shares subject to options held by Mr. Mazzotta that are exercisable within 60 days of March 31, 2008.

(12)	Includes 65,103 shares subject to options held by Mr. Lurie that are exercisable within 60 days of March 31, 2008.

(13)	Includes 330,727 shares subject to options held by Mr. Gillespie that are exercisable within 60 days of March 31, 2008.

(14)	Includes 185,000 shares subject to options held by Mr. Colligan that are exercisable within 60 days of March 31, 2008.

(15)	Includes 100,000 shares subject to options held by Mr. Currie that are exercisable within 60 days of March 31, 2008.

(16)	Includes 80,000 shares subject to options held by Ms. Lyons that are exercisable within 60 days of March 31, 2008.

(17)

Includes 155,000 shares subject to options held by Mr. Mohn that are exercisable within 60 days of March 31, 2008. Also includes 200 shares held by trust for Mr. Mohn (the “Trust”) and 200 shares held by Alternate Liberty Investment Company, which is owned by the Trust, as to which Mr. Mohn disclaims beneficial ownership.

(18)	Includes 105,000 shares subject to options held by Ms. Nelson that are exercisable within 60 days of March 31, 2008.

(19)	Includes 178,334 shares subject to options held by Mr. Robison that are exercisable within 60 days of March 31, 2008.

(20)	Includes 80,000 shares subject to options held by Mr. Rosenthal that are exercisable within 60 days of March 31, 2008.

(21)

As of May 30, 2008, each non-employee director will hold options to purchase the following number of shares of common stock that are subject to repurchase by us at cost as described under “Item 11. Executive Compensation—Director Compensation—Outside Director Compensation Plan”:

Name of Director	Number of Shares of Common Stock underlying Options Subject to Repurchase
John C. “Bud” Colligan	1,980
Peter L. S. Currie	13,334
Susanne D. Lyons	40,001
Jarl Mohn	3,647
Betsey Nelson	1,980
Eric P. Robison	1,980
Mark C. Rosenthal	40,001

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Table

The following table summarizes information with respect to options under our equity compensation plans as of December 31, 2007.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders(1)	15,798,927	$9.14	4,791,695
Equity Compensation Plans Not Approved by Stockholders(2)	2,607,089	$9.20	1,886,595
Inactive Compensation Plans(3)	725,904	$10.20	—

Total	19,131,920	$9.19	6,678,290

(1)

Consists of the CNET Networks, Inc. Amended and Restated 1997 Stock Option Plan, the 2000 CNET Networks, Inc. Stock Incentive Plan and the Amended and Restated 2004 CNET Networks, Inc. Incentive Stock Award Plan. Does not include 3,427,468 shares that were available for issuance under the CNET 1996 Employee Stock Purchase Plan, which was also approved by the Company’s stockholders.

(2)

Consists of the 2001 CNET Networks, Inc. Stock Incentive Plan and the TwoFold Photos, Inc. 2003 Common Stock Incentive Plan. For further information about these plans, please see “Summary of Non-Approved Plans.”

(3)

Consists of the Amended and Restated CNET Networks, Inc. Stock Option Plan (which was approved by the Company’s stockholders), mySimon Inc. Amended and Restated 1998 Stock Plan; the Ziff-Davis 1998 Incentive Compensation Plan; the ZDNet 1998 Stock Option Plan; the TechRepublic, Inc. 1999 Stock Option Plan; and the Apollo Solutions, Inc. 2000 Stock Option Plan. No new options may be granted under any of these assumed and inactive plans.

Summary of Non-Approved Plans

The 2001 CNET Networks, Inc. Stock Incentive Plan

The 2001 CNET Networks, Inc. Stock Incentive Plan (the “2001 Plan”) was adopted by our Board of Directors on April 24, 2001 and has not been approved by our stockholders. The 2001 Plan provides for the granting of incentive stock options and other stock-based awards. The 2001 Plan is administered by the Compensation Committee of our Board of Directors.

The total number of shares which may be issued under the 2001 Plan is 7,500,000. The maximum number of shares for which options may be granted to a participant during any calendar year is 800,000.

Options and other stock-based awards may be granted under the 2001 Plan to any employee, director or consultant selected by the Compensation Committee. All option grants must have an option price per share that is not less than 100% of the fair market value of our common stock on the option grant date. Options granted under the 2001 Plan will vest in accordance with the terms and conditions set by the Compensation Committee at the time of grant. In the event of a change in control, the Compensation Committee may (i) accelerate the vesting of options previously granted under the 2001 Plan; (ii) pay a cash amount to option holders in exchange for the cancellation of options under the 2001 Plan; and/or (iii) require the issuance of substitute options that will substantially preserve the value of any affected option previously granted under the 2001 Plan.

The 2001 Plan provides for appropriate adjustment of the shares covered by the 2001 Plan in the event of any increase or decrease in the number of issued shares of common stock resulting from a split, reverse split, stock dividend, combination or reclassification of our shares of common stock.

The TwoFold Photos, Inc. 2003 Common Stock Incentive Plan

We assumed the TwoFold Photos, Inc. 2003 Common Stock Incentive Plan (the “TwoFold Plan”) in connection with our 2004 acquisition of Webshots, and it has not been approved by our stockholders. The TwoFold Plan provides for the granting of incentive stock options and other stock-based awards, and is administered by the Compensation Committee of our Board of Directors. The total number of shares of our common stock which may be issued under the TwoFold Plan is 304,133, as adjusted.

Options and other stock-based awards may be granted under the TwoFold Plan to any employee, director or consultant selected by the Compensation Committee. Awards under the TwoFold Plan after our acquisition of Webshots could only be made to persons who were service providers of Webshots at the time of the acquisition. Although the Compensation Committee’s policy is to grant all options at fair market value, the plan provides that all option grants must have an option price per share that is not less than 85% of the fair market value of our common stock on the option grant date. Options granted under the TwoFold Plan will vest in accordance with the terms and conditions set by the Compensation Committee at the time of grant, but at a rate no less than 20% each year over five years from the date of grant.

The TwoFold Plan provides for appropriate adjustment of the shares covered by the TwoFold Plan in the event of any increase or decrease in the number of issued shares of common stock resulting from a split, reverse split, stock dividend, combination or reclassification of our shares of common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Based on a review of the questionnaires that our directors and employees subject to Section 16 of the Exchange Act completed and a review of our internal records on any related person that were identified in such questionnaires, we have determined that there are no related party transactions in excess of $120,000, since the beginning of 2007 or currently proposed, involving the Company.

Our Audit Committee Charter provides that the Audit Committee will review and, if appropriate, approve any transaction described in Item 404 of Regulation S-K in which the Company or any of its subsidiaries is a party and a board member, director, director nominee, executive officer or his or her family member (as defined in the Audit Committee Charter) has an interest. In addition, our ethics policies prohibit our employees and associates from participating in any conflict of interest transactions and requires disclosure and approval of any potential conflicts of interest. Our Governance Guidelines provide that directors must inform the Chairman of the Board and our Chief Executive Officer of any actual or potential conflict between the director and the Company. Under our Governance Guidelines, if the conflict is significant and cannot be resolved, the director should offer to resign.

Director Independence

Other than Neil M. Ashe, our current Chief Executive Officer, all current directors, including all members of the Audit Committee, are independent as defined by the NASDAQ Marketplace Rules. The Governance and Nominating Committee and the Board considered Susanne D. Lyon’s prior position with Visa U.S.A. as Executive Vice President and Chief Marketing Officer until September 2007. Visa U.S.A. purchases online advertising on our websites through its agency in such agency’s discretion from time to time. The Governance and Nominating Committee and the Board determined that Ms. Lyon’s prior relationship with Visa U.S.A. did not adversely impact Ms. Lyon’s independence. Non-employee directors do not receive any fees or compensation from the Company other than compensation received in their capacities as directors. There are no family relationships among any of our directors or executive officers.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The following table presents fees for professional audit and other services rendered by KPMG LLP (“KPMG”) and PricewaterhouseCoopers LLP (“PWC”) during the years ended December 31, 2006 and 2007. All fees paid to KPMG and PWC in 2006 and 2007 were pre-approved by the Audit Committee.

	2007		2006 KPMG
	PWC	KPMG
Audit Fees(1)	$2,618,350	$143,358	$1,790,462
Investigation Fees(2)	—	—	2,441,130
Audit-Related Fees(3)	106,250	149,625	189,660
Tax Fees(4)	134,286	242,000	109,665
All Other Fees(5)	1,428	72,000	75,900

Total Fees	$2,860,314	$606,983	$4,606,817

(1)	Consists of fees related to the audit of the Company’s consolidated financial statements.

(2)	Consists of fees related to the stock option investigation and restatement of financial statements.

(3)	Consists of fees for the performance of statutory audits of the Company’s foreign subsidiaries, and acquisitions and dispositions.

(4)	Consists of fees associated with tax return preparation, tax compliance and tax advice.

(5)

Consists of PWC fees related to miscellaneous publications and KPMG fees related to transition of audit firms in 2007 and fees related to financial due diligence in connection with acquisitions in 2006.

Pre-approval Policies and Procedures

The Audit Committee has implemented a policy requiring pre-approval for all audit, audit-related and non-audit services to be performed by our independent auditor to ensure that the provision of services and payment of fees do not impair the independence of our auditor. The Audit Committee reviews and pre-approves services that may be provided by the independent auditor. The Audit Committee periodically reviews all services provided by our independent auditor and associated fees and confirms that the fees paid for non-audit services would not affect the independence of the independent auditor in performing its audit function. The fees paid to our independent auditors in 2007 are disclosed above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNET NETWORKS, INC.

Date: April 28, 2008	By	/s/ Neil M. Ashe
Neil M. Ashe Chief Executive Officer and Director

INDEX TO EXHIBITS

Title

31.1*	Certificate of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith