Form 10-Q
period 2008-03-31
CNET NETWORKS INC
filed 2008-05-02
CIK 1015577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒        Accelerated filer  ☐

Non-accelerated filer  ☐         (Do not check if a smaller reporting company)        Smaller reporting company  ☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

As of April 24, 2008 there were 152,344,141 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.

CNET NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenues	$91,420	$89,077

Operating expenses:
Cost of revenues (1)	47,707	41,892
Sales and marketing (1)	29,020	25,168
General and administrative (1)	17,905	16,046
Restructuring charges	5,071	—
Stockholder proposals and stock option investigation related costs, net	103	4,429
Depreciation	6,849	7,059
Amortization of intangible assets	2,766	2,152

Total operating expenses	109,421	96,746

Operating loss	(18,001)	(7,669)

Non-operating income (expense):
Realized gain on privately-held investment	990	—
Interest income	957	638
Interest expense	(1,883)	(1,346)
Other, net	1,023	301

Total non-operating income (expense)	1,087	(407)

Loss from continuing operations before income taxes	(16,914)	(8,076)
Income tax (benefit) expense	(10,849)	182

Loss from continuing operations	(6,065)	(8,258)
Discontinued operations (1):
Loss from discontinued operations, net of tax	(22)	(860)

Net loss	$(6,087)	$(9,118)

Basic and diluted net loss per share:
Earnings per share, continuing operations	$(0.04)	$(0.05)
Earnings per share, discontinued operations	—	(0.01)
Net earnings per share	(0.04)	(0.06)
Weighed average common shares outstanding:
Basic and diluted	152,212	150,386
(1) Includes stock compensation expense, which was allocated as follows:
Cost of revenues	$1,636	$1,680
Sales and marketing	651	842
General and administrative	2,628	2,555
Discontinued operations	—	86

See accompanying Notes to Condensed Consolidated Financial Statements.

CNET NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share data)

	March 31, 2008	December 31, 2007 (1)
ASSETS
Current assets:
Cash and cash equivalents	$97,739	$88,626
Investments in marketable debt securities	11,343	18,296
Accounts receivable, net	80,387	97,122
Deferred tax assets	34,531	23,624
Other current assets	13,672	12,758

Total current assets	237,672	240,426
Investments in marketable debt securities	4,171	510
Restricted cash	1,051	1,417
Property and equipment, net	71,473	72,547
Other assets	16,436	16,677
Deferred tax assets, long-term	188,662	188,870
Intangible assets, net	29,555	28,998
Goodwill	87,842	84,039

Total assets	$636,862	$633,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,034	$10,518
Accrued liabilities	50,936	48,522
Deferred revenue	14,302	11,829
Current portion of long-term debt	8,932	8,860

Total current liabilities	82,204	79,729
Non-current liabilities:
Long-term debt	53,992	55,108
Other liabilities	4,670	4,464

Total liabilities	140,866	139,301

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.01 par value; 5,000 shares authorized; no shares issued or outstanding at March 31, 2008 and December 31, 2007
Common stock: $0.0001 par value; 400,000 shares authorized; 152,335 outstanding at March 31, 2008 and 152,123 outstanding at December 31, 2007	15	15
Additional paid-in capital	2,916,564	2,910,683
Accumulated other comprehensive loss	(5,708)	(7,727)
Treasury stock, at cost, 1,510 shares at March 31, 2008 and December 31, 2007	(30,453)	(30,453)
Accumulated deficit	(2,384,422)	(2,378,335)

Total stockholders’ equity	495,996	494,183

Total liabilities and stockholders’ equity	$636,862	$633,484

(1)	As more fully described in Note 1 of Notes to Condensed Consolidated Financial Statements, revised for changes to deferred tax assets, additional paid-in capital and accumulated deficit.

See accompanying Notes to Condensed Consolidated Financial Statements.

CNET NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,087)	$(9,118)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,615	10,709
Fair value remeasurement of stock option liability instruments	—	(702)
Noncash stock compensation	4,915	5,163
Other noncash items, net	222	(59)
Provision for doubtful accounts	295	363
Deferred taxes	(10,416)	—
Tax benefit from exercise of stock options	(104)	—
Excess tax benefits from stock-based compensation	(155)	—
Gain from privately-held investment, net	(990)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	16,440	13,611
Other assets	(950)	(2,992)
Accounts payable	(2,484)	(2,573)
Accrued liabilities	5,437	(2,596)
Other liabilities	207	(770)

Net cash provided by operating activities	15,945	11,036

Cash flows from investing activities:
Purchases of marketable debt securities	(7,882)	(6,372)
Proceeds from sales of marketable debt securities	11,425	24,161
Proceeds from sale of investment in privately-held company	1,015	—
Cash paid for other intangible assets	(52)	(181)
Release of restricted cash, net	393	—
Cash paid for acquisitions, net of cash acquired	(3,884)	(14,108)
Sale of leasehold improvements	—	2,349
Purchases of property and equipment	(7,739)	(9,540)

Net cash used in investing activities	(6,724)	(3,691)

Cash flows from financing activities:
Proceeds from issuance of stock	1,070	6,454
Excess tax benefits from stock-based compensation	155	—
Principal payments on borrowings	(1,500)	—

Net cash provided by (used in) financing activities	(275)	6,454

Net increase in cash and cash equivalents	8,946	13,799
Effect of exchange rate differences on cash and cash equivalents	167	156
Cash and cash equivalents at the beginning of the period	88,626	31,327

Cash and cash equivalents at the end of the period	$97,739	$45,282

Supplemental disclosure of cash flow information:
Interest paid	$1,451	$1,369
Income taxes paid	550	260
Supplemental disclosure of noncash transactions:
Issuance of notes payable for acquisitions	—	896
Asset retirement obligations on leased facilities	136	1,320

See accompanying Notes to Condensed Consolidated Financial Statements.

CNET NETWORKS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in CNET Networks’ Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”), which contains additional financial and operating information and information concerning the significant accounting policies followed by CNET Networks.

The condensed consolidated results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other future period.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in CNET Networks’ significant accounting policies during the three months ended March 31, 2008 as compared to what was previously disclosed in CNET Networks’ Annual Report on 10-K for the year ended December 31, 2007.

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

Revenues from one customer, Google, Inc., were 11% and 13% of total revenues for the three months ended March 31, 2008 and 2007, respectively. There were no customers that accounted for more than 10% of net accounts receivable at March 31, 2008.

INCOME TAXES

The Company records its interim worldwide provision for income taxes consistent with accounting principles generally accepted in the United States (“GAAP”) by computing an effective income tax rate on forecast pretax accounting income for the year and applying that rate to actual pretax accounting income for the interim reporting period. Interim income tax expense is further adjusted for certain discrete items. Significant judgment is required to determine the Company’s worldwide income tax provision. The Company’s 2007 worldwide income tax expense for interim periods was calculated on a discrete basis (i.e., based on actual period-to-date results), for all jurisdictions except China and Russia.

The Company anticipates that the effective tax rate for 2008 will be significantly higher than in years prior to 2007, due to full recognition of tax expense (benefit) on U.S. net pretax profits (losses) at U.S. federal and state statutory rates, further increased due to continued nonrecognition of tax benefits associated with losses in certain foreign jurisdictions and changes to the valuation allowance due to expiring U.S. loss carryforwards in 2008. Despite the anticipated increase in the effective tax rate, the Company expects that cash payments for U.S. federal and state income taxes will continue to be nominal over the next several years as the Company has significant net operating loss carryforwards to utilize against current income taxes.

The effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by various factors, including, but not limited to:

•

Changes in the assessment of the Company’s ability to utilize expiring loss carryforwards in the current year and other circumstances that might affect the valuation of our deferred tax assets or liabilities; or

•	Changes in tax laws, regulations, accounting principles, or interpretations thereof.

In addition, CNET Networks is subject to periodic examination of the Company’s income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the provision for income taxes.

REVISION OF DECEMBER 31, 2007 CONSOLIDATED FINANCIAL STATEMENTS

CNET Networks determined in the first quarter of 2008 that at December 31, 2007, it had incorrectly included in deferred tax assets $4.8 million primarily related to cancelled or expired stock options. The adjustment to deferred tax assets is not material to the consolidated financial position and results of operations as of December 31, 2007 and the year then ended. However, because the adjustment would be material to the condensed consolidated financial statements as of March 31, 2008 and the three months then ended as well as to the expected results of operations for the year ending December 31, 2008, the Company will revise the Consolidated Financial Statements as of December 31, 2007 and the year then ended in connection with the filing of the Annual Report on Form 10-K for the year ending December 31, 2008. The Company has revised deferred tax assets, additional paid-in capital and accumulated deficit in the Condensed Consolidated Balance Sheet at December 31, 2007 included herein as follows:

(in thousands)	As Reported	As Revised
Deferred tax assets	$23,745	$23,624
Deferred tax assets, long-term	193,549	188,870
Additional paid-in capital	2,911,512	2,910,683
Accumulated deficit	(2,374,364)	(2,378,335)

The effect of this revision to the December 31, 2007 Statement of Operations, not included herein, is as follows:

(in thousands, except per share data)	As Reported	As Revised
Income tax benefit	$(178,718)	$(174,748)
Income from continuing operations	196,243	192,273
Net Income	176,475	172,505

Basic net income per share:
Earnings per share, continuing operations	$1.30	$1.27
Net earnings per share	1.17	1.14

Diluted net income per share:
Earnings per share, continuing operations	$1.29	$1.26
Net earnings per share	1.16	1.13

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115, (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without the need to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 in the first quarter of 2008 did not impact the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of

FASB Statement No. 157) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. The Company is currently evaluating the impact that SFAS 157 relating to nonfinancial assets and nonfinancial liabilities will have on its consolidated financial statements (see Note 5, Fair Values of Assets and Liabilities).

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. CNET Networks is currently evaluating the impact that the pending adoption of SFAS 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. CNET Networks is currently evaluating the impact that the pending adoption of SFAS 160 will have on its consolidated financial statements.

RECLASSIFICATIONS

Upon the sale of the Webshots business in October 2007, all results for the Webshots business were reclassified for all periods from continuing operations to a discontinued operation presentation.

(2) ACQUISITIONS

Acquisitions

During the three months ended March 31, 2008, CNET Networks acquired an online auto site in China that will serve to expand the auto category in China. Purchase consideration for this acquisition was as follows:

(in thousands)
Cash	$3,690
Deferred consideration	2,385
Direct acquisition costs	91

Purchase consideration	$6,166

Under the terms of the agreement, CNET Networks paid an aggregate purchase price totaling $6.2 million, consisting of $3.7 million paid in cash, $91,000 in direct acquisition costs and $2.4 million of deferred consideration due within ten months after the initial payment.

The results of operations of this acquisition, which were not material to CNET Networks’ consolidated results, have been included in the statement of operations from the date of acquisition.

For the three months ended March 31, 2008 the purchase consideration of this acquisition has been allocated to the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition as follows:

(in thousands)	Acquired Assets and Liabilities	Weighted Average Life
Fair value of assets acquired	$72
Amortizable intangible assets:
Tradenames and trademarks	1,040	6 years
Existing relationships	1,743	6 years
Content	176	2 years
Goodwill	3,135

Total assets acquired	6,166
Liabilities assumed	—

Net assets acquired	$6,166

The $3.1 million excess purchase consideration over the fair value of the net assets acquired in first quarter 2008 was allocated to goodwill and is deductible for tax purposes. Goodwill is not amortized and is tested for impairment at least annually.

(3) STOCKHOLDER PROPOSALS AND STOCK OPTION INVESTIGATION RELATED COSTS, INVESTMENT-RELATED ACTIVITY AND DISCONTINUED OPERATIONS

Stockholder Proposals and Stock Option Investigation Related Costs

During the three months ended March 31, 2008, the Company incurred $2.0 million of costs related to stockholder proposals and $0.3 million of expenses related to the Company’s now concluded stock option investigation offset by a $2.2 million insurance reimbursement for legal expenses associated with the now concluded stock option investigation. Stock option investigation costs for the three months ended March 31, 2007 were $4.4 million. Expenses associated with the stockholder proposals consist of costs for external legal, financial advisory and other services relating to stockholder proposals and related litigation (see Note 11, Commitments and Contingencies).

Investment-Related Activity

Non-operating income for the three months ended March 31, 2008 included a gain on an investment of $1.0 million. This gain related to the redemption of preferred stock in a privately-held company acquired by CNET Networks in 2006.

Discontinued Operations

Discontinued operations related to the sale of CNET Networks’ Webshots business in October 2007 to AG.com, Inc. (“AG”), a subsidiary of American Greetings Corporation. Webshots was a reporting unit within the U.S. Media reporting segment. In accordance with the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, CNET Networks has accounted for this disposal as a discontinued operation. The results of operations for the Webshots business for the three months ended March 31, 2008 and 2007 are reported in discontinued operations. In connection with the sale, CNET Networks provided certain transition services to AG for an interim period.

The following is summarized financial information for discontinued operations:

	Three Months Ended March 31,
	2008	2007
(in thousands, except per share data)
Revenues	$3	$3,020

Net operating loss from discontinued operations	$3	$(860)
Gain on sale	(25)	—
Tax benefit	—	—

Loss from discontinued operations, net of tax	$(22)	$(860)

Basic and diluted loss per share, discontinued operations	$—	$(0.01)

(4) INTANGIBLE ASSETS AND GOODWILL

Acquired Intangible Assets

The following table sets forth the amount of intangible assets that are subject to amortization, including the related accumulated amortization:

	March 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Net Carrying Amount
(in thousands)
Tradenames and trademarks	$20,794	$(9,334)	$11,460	$11,016
Existing relationships	12,182	(3,092)	9,090	7,799
Developed technology	1,608	(1,026)	582	1,138
Content	11,091	(4,467)	6,624	7,122
Other	3,572	(1,773)	1,799	1,923

Total intangible assets, net	$49,247	$(19,692)	$29,555	$28,998

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

Estimated future amortization expense related to intangible assets at March 31, 2008 was as follows:

(in thousands)
Remainder of 2008	$6,791
2009	7,183
2010	6,139
2011	4,859
2012	2,628
2013	1,737
Thereafter	218

$29,555

Goodwill

The following table sets forth the changes in goodwill by reporting segment for the three months ended March 31, 2008:

(in thousands)	U.S. Media	International Media	Total
Balances as of December 31, 2007	$44,215	$39,824	$84,039
Acquisitions	—	3,135	3,135
Foreign currency translation adjustments	—	668	668

Balances as of March 31, 2008	$44,215	$43,627	$87,842

(5) FAIR VALUES OF ASSETS AND LIABILITIES

CNET Networks adopted SFAS 157 on January 1, 2008 for financial assets and liabilities measured or disclosed at fair value on a recurring basis. SFAS 157 establishes a framework for measuring fair value and expands disclosure requirements. In accordance with SFAS 157, CNET Networks groups financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the financial assets and liabilities are traded and the inputs and assumptions used to determine fair value. These levels are:

•

Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 instruments include securities traded on active exchange markets, such as the New York Stock Exchange.

•

Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions market participants would use in pricing the asset or liability.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at March 31, 2008 Using
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents
Money market funds	$77,596	$77,596	$—	$—
Commercial paper	5,078	—	5,078	—
Investments in marketable debt
Corporate obligations	9,372	—	9,372	—
U.S. government agency securities	6,502	—	6,502	—

	$98,548	$77,596	$20,952	$—

The carrying value of other financial instruments, including accounts receivable, accounts payable and long-term debt, approximate fair value due to their short maturities or variable-rate nature of the borrowings.

(6) STOCK BASED COMPENSATION

STOCK OPTION PLANS

General Option Information

The following table summarizes stock option activity for the three months ended March 31, 2008:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
	(in thousands)		(years)
Balance at December 31, 2007	19,132	$9.19	7.43

Granted	115	8.39
Exercised	(146)	4.62
Forfeited or expired	(843)	9.97

Balance at March 31, 2008	18,258	$9.18	7.20

Valuation Information under SFAS 123(R)

The weighted-average estimated grant date fair value of employee stock options granted during the three months ended March 31, 2008 and 2007 was $4.28 and $4.51 per share, respectively. The fair value of stock options granted under stock-based compensation plans was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for grants during the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Stock options:
Dividend yield	0%	0%
Expected volatility	61.3-71.8%	50.2-59.3%
Risk-free interest rate	2.2-3.0%	4.7-4.9%
Expected life (in years)	4.1-4.6	3.7-4.6
Employee Stock Purchase Plan:
Dividend yield	0%	0%
Expected volatility	47.8-48.5%	40.4%
Risk-free interest rate	3.49%	5.0%
Expected life (in years)	0.25-0.5	0.39

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

The expected option term is estimated by analyzing the historical period from grant to settlement of the option which includes exercise and post-vesting cancellation, also considering the expected holding period for those options that are still outstanding.

As of March 31, 2008, there was $36.6 million of unrecognized compensation cost adjusted for estimated forfeitures related to non-vested stock-based payment awards granted under option plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

(7) RESTRUCTURING CHARGES

On March 26, 2008, management announced a plan to implement a workforce realignment to more appropriately allocate resources to the Company’s key strategic initiatives. The workforce realignment was the result of the continued implementation of the Company’s established business plan to focus on long-term growth and success. This workforce realignment eliminated approximately 120 positions in the U.S. Media reporting segment. This realignment allows the Company to put greater emphasis on its strategic priorities, which include focusing on its leading brands, driving greater efficiencies throughout the business, and reducing costs.

As of March 31, 2008, pre-tax restructuring charges from the workforce realignment were $5.1 million, including $4.7 million for severance benefits and $0.4 million related to contract termination and non-personnel costs including outplacement, legal and other services. As of March 31, 2008, cash payments of $0.4 million for severance had been made and accruals of $4.3 million and $0.4 million for severance and other non-personnel costs, respectively, were included in accrued liabilities in the consolidated balance sheet. The costs associated with this restructuring are reflected in the consolidated statement of operation as “restructuring charges” and are a component of operating loss. The Company does not expect any significant charges to be recorded in subsequent periods related to this realignment and the restructuring is expected to be completed by the third quarter of 2008.

(8) NET LOSS PER SHARE

The following table sets forth the computation of net loss per share:

	Three Months Ended March 31,
	2008	2007
(in thousands, except per share data)
Net loss	$(6,087)	$(9,118)

Weighted average common shares outstanding - basic and diluted	152,212	150,386

Basic and diluted loss per common share	$(0.04)	$(0.06)

Basic net income (loss) per share is computed using the weighted average number of outstanding shares of common stock and diluted net income per share is computed using the weighted average number of shares of common stock and dilutive potential common shares outstanding during the period. Potential common shares that are anti-dilutive are excluded from the computation of diluted net income (loss) per share.

SFAS No. 128, Earnings per Share, requires that employee equity share options, nonvested shares and similar equity instruments granted by CNET Networks be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that CNET Networks has not yet recognized and the amount of benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

(9) COMPREHENSIVE LOSS

The components of other comprehensive loss for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Net loss	$(6,087)	$(9,118)
Other comprehensive income (loss):
Unrealized gains (losses)	—	32
Foreign currency translation gain (loss)	2,019	(416)

Comprehensive loss	$(4,068)	$(9,502)

(10) SEGMENTS

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

Summarized information by segment from the internal management reports is as follows:

(in thousands)	U.S. Media	International Media	Other	Total
Three Months Ended March 31, 2008
Revenues	$69,000	$22,420	$—	$91,420
Operating expenses	64,597	25,120	19,704	109,421

Operating income (loss)	$4,403	$(2,700)	$(19,704)	$(18,001)

Three Months Ended March 31, 2007
Revenues	$71,218	$17,859	$—	$89,077
Operating expenses	57,685	20,344	18,717	96,746

Operating income (loss)	$13,533	$(2,485)	$(18,717)	$(7,669)

Since operating loss before depreciation and amortization expenses, stock compensation expense, restructuring charges, stockholder proposals and stock option investigation related costs, net, is the measure of operating performance that management uses for making decisions and allocating resources, these costs are not allocated across segments. These unallocated operating costs are included in “Other” in the tables above.

	Three Months Ended March 31,
(in thousands)	2008	2007
Depreciation	$6,849	$7,059
Amortization of intangible assets	2,766	2,152
Stock compensation	4,915	5,077
Restructuring charges	5,071	—
Stockholder proposals and stock option investigation related costs, net	103	4,429

	$19,704	$18,717

Assets are not allocated to segments for internal reporting purposes. Segment operating income before depreciation and amortization expenses, stock compensation expense, restructuring charges, stockholder proposals and stock option investigation related costs, net, should not be considered a substitute for operating income, net income, cash flows or other measures of financial performance prepared in accordance with GAAP.

(11) COMMITMENTS AND CONTINGENCIES

Class Action Suits

A Consolidated Amended Complaint, which is now the operative complaint, was filed in the United States District Court for the Southern District of New York on April 19, 2002. The complaint names as defendants certain individuals, investment banks that were the underwriters of the public offering of ZDNet series of Ziff-Davis stock (the ZDNet Offering) and CNET Networks as successor in liability to Ziff-Davis. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The claims against the individuals have been dismissed without prejudice. The complaint alleges the receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the ZDNet Offering and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the ZDNet Offering was false and misleading and in violation of the securities laws because it did not disclose the arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with over 300 nearly identical actions filed against other companies and their underwriters. On February 19, 2003, the Court granted the Company’s motion to dismiss the Section 10(b) claim and denied the motion to dismiss the Section 11 claim.

On December 5, 2006, the Second Circuit vacated the district court’s order granting class certification in six of the approximately 300 nearly identical actions. These six cases are the class certification “focus cases,” which were selected by plaintiffs and do not include the Company. The focus cases are intended to serve as test cases and the district court’s decisions with respect to the focus cases are intended to serve as strong guidance for the parties in the remaining cases. The Second Circuit rejected the plaintiffs’ petition for rehearing, but noted that plaintiffs could ask the district court to certify more narrow classes than those that were rejected. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints against them. On March 26, 2008, the district court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. The Company is awaiting a decision from the Court on the class certification motion. CNET Networks cannot predict the impact of this litigation on its business, financial condition and results of operations or cash flows.

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

The first federal court case was filed on June 19, 2006 and consolidated amended complaints were filed on November 9, 2006 and February 12, 2007. On April 11, 2007, the United States District Court for the Northern District of California dismissed the federal court complaint. On April 30, 2007, the court granted the federal court plaintiffs leave to amend but stayed the case pending a books and records inspection. On June 14, 2007, one of the federal court plaintiffs, together with another purported shareholder, filed a complaint in the Delaware Court of Chancery seeking an order permitting them to inspect various CNET Networks’ books and records. On November 21, 2007, the Delaware Court of Chancery granted their request in part. On April 4, 2008, the parties notified the Court that they reached a settlement subject to documentation, final approval by the CNET Networks’ board of directors, and court approval, and filed a Joint Motion for Administrative Relief seeking to lift the stay in order to file a motion for preliminary approval of settlement. On April 7, 2008, the Court issued an order declining to lift the stay for purposes of considering a potential settlement, and instead directing Plaintiffs to file an amended complaint by April 24, 2008. On April 24, 2008, Plaintiffs filed the Third Amended Consolidated Verified Shareholder Derivative Complaint. The federal court case is currently scheduled for trial in February 2009.

The first state court case was filed on May 31, 2006 and consolidated amended complaints were filed on August 11, 2006 and November 16, 2006. On January 3, 2007, the Superior Court denied the Company’s motion to stay the state court cases, without prejudice, but extended until further notice the Company’s time to respond to the complaint and ordered that no discovery may take place pending further order of the court. The state court plaintiffs have filed a motion to compel the Company to produce to them any documents produced to the federal court plaintiffs in connection with the Delaware books and records proceeding. The motion to compel is scheduled for hearing in May 2008. CNET Networks cannot predict the impact of this litigation on its business, financial condition and results of operations or cash flows.

JANA Litigation

JANA Master Fund, Ltd. commenced an action in the Delaware Court of Chancery on January 7, 2008 against the Company, seeking declaratory and injunctive relief requesting, among other things, that the court declare certain provisions of CNET Networks’ bylaws invalid and enjoin the application of such provisions, which require stockholders to have held $1,000 worth of CNET Networks’ common stock for at least one year in order to propose business or nominate directors. In addition, the complaint asks the court to compel production of certain stocklist materials pursuant to Section 220 of the Delaware General Corporation Law. The Company answered the complaint on January 22, 2008, denying any wrongdoing and asserting affirmative defenses and subsequently the parties resolved JANA’s claim under Section 220 and agreed to produce certain of the items requested. On February 4, 2008, JANA filed a motion for judgment on the pleadings with respect to its request for injunctive relief against the application of the Company’s bylaws, to the extent such bylaws would preclude JANA and certain other alleged stockholders aligned with it from proceeding at the 2008 Annual Meeting of stockholders to (a) nominate two persons for election as Class III directors; (b) propose that the bylaws be amended to cause an increase in the size of the board from eight to 13 directors; and (c) nominate an additional five persons to fill the new directorships resulting from such increase. On March 13, 2008, the Delaware Court of Chancery granted JANA’s motion for judgment on the pleadings, finding that the bylaw in question applies only to proposals and nominations a Stockholder wishes to have included in the Company’s proxy materials and is therefore inapplicable to JANA’s nominations and proposals. The Company has appealed that decision to the Delaware Supreme Court and oral argument on the appeal occurred on April 16, 2008. In addition, the Company’s $250.0 million credit facility defines certain events, including a “change of control”, that would cause a default under the credit facility and permit the lender to accelerate the maturity of any outstanding indebtedness with the lender and to terminate the facility. If the Company’s appeal is unsuccessful, JANA’s proposals are successful and all of JANA’s nominees are elected to the Company’s board of directors, a “change of control” may be deemed to occur under our credit facility. The Company believes JANA’s claims are without merit and intends to vigorously defend against them.

There are no other legal proceedings to which CNET Networks is a party that are reasonably expected to be material to the Company’s business or financial condition.

Guarantees

In conjunction with the ZDNet acquisition in 2000, CNET Networks assumed guarantees of certain lease obligations of Ziff Davis Media, Inc. (“Ziff Davis Media”), an unaffiliated company. At March 31, 2008, two of these leases remained active; one is in Oak Brook, Illinois (the “Oak Brook lease”) and the other is in New York City (the “New York lease”).

In December 2006, Ziff Davis Media ceased making monthly payments under the Oak Brook lease. The total lease payments and associated operating costs due from that date through the lease termination in December 2008 is $1.2 million. In June 2007, the landlord named Ziff Davis Media and CNET Networks as parties in a legal action seeking reimbursement under the guarantee. In 2007, CNET Networks recorded a $0.7 million loss contingency in operating expenses related to this potential loss under the lease guarantee resulting from the cessation of payments by Ziff Davis Media. On March 5, 2008 (the “Petition Date”), Ziff Davis Media filed a petition for relief under Chapter 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). In addition, Ziff Davis Media filed a motion to reject the Oak Brook lease. By rejecting the lease in the bankruptcy case, Ziff Davis Media would not be responsible for future lease payments as of the Petition Date. On March 31, 2008, the court granted Ziff Davis Media’s motion to reject the Oak Brook lease. On April 21, 2008, CNET Networks filed a notice of removal of the state court proceeding to the federal court to resolve this matter in conjunction with the Ziff Davis Media bankruptcy proceedings.

The New York lease expires in June 2019 and covers approximately 400,000 square feet of space on nine floors. CNET Networks currently subleases one floor from Ziff Davis Media, representing approximately 49,000 square feet. Ziff Davis Media occupies one floor and has subleased substantially all of the space on the additional seven floors. As of March 31, 2008, the total lease payments remaining until the end of the lease term were $135.4 million, excluding the amounts attributable to the Company’s sublease with respect to the floor the Company occupies. At March 31, 2008, the Company believes all lessees were in compliance with the terms of the lease and sublease agreements and no leases were in default.

On April 29, 2008, Ziff Davis Media announced that it had reached agreement on a restructuring plan with an ad hoc group representing eighty percent of its senior secured note holders which provides Ziff Davis Media with sufficient cash to fund its exit from the Chapter 11 proceedings as well as its ongoing business plan. In the restructuring plan, the ad hoc noteholder group has agreed to set aside up to $24.5 million to fund Ziff Davis Media’s operations during the bankruptcy case as well as after Ziff Davis Media emerges from bankruptcy. As part of the Chapter 11 proceedings, the Bankruptcy Court entered an order authorizing Ziff Davis Media to continue using cash collateral for payment of current business expenses, including rent and utility charges for the New York lease. If the financial condition of Ziff Davis Media in bankruptcy or its sublessees were to deteriorate and result in non-payments of rent, or if any Bankruptcy Court order were to relieve Ziff Davis Media of responsibility for lease payments for the New York lease, CNET Networks could become liable for any shortfalls. In addition, any termination of a sublease or any deterioration in the commercial real estate market in New York City could adversely impact the timing and lease rates received from new sublessees of this space. Any shortfalls in lease payments resulting from vacancies, including space currently occupied by the Company and Ziff Davis Media, as well as any sublease rental rates below amounts contractually owed by Ziff Davis Media, could adversely impact our financial results and could result in a significant use of cash. The annual base rent for the floor currently occupied by Ziff Davis Media is $1.6 million per year and increases to $1.8 million in 2009 and $2.0 million in 2014.

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

This report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially. Further information about these forward-looking statements and risks associated with our business can be found in Part II, ITEM 1A “Risk Factors”.

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

•	Licensing, Fees and Users: licensing our product database and online content, subscriptions to our online services and print publications and other paid services.

Based on our internal log data, we had an average of 161.3 million unique users per month in the first quarter of 2008 compared to 143.7 million unique users in the first quarter of 2007. These users generated 89.7 million web page views per day during the first quarter of 2008 and 81.2 million web pages views per day during the first quarter of 2007. In the third quarter of 2007, we completed the migration of our U.S. data reporting platforms to our international properties. As such, our user metrics now include the full effect of our new and developing properties in China and Europe. Therefore, these user and page view statistics are not on a comparable basis for 2008 as compared to 2007.

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

We evaluate our financial performance primarily on the following key measurements:

•	Revenues

•	Operating income

We evaluate our liquidity primarily on the following key measurements:

•	Operating income before depreciation, amortization and noncash stock compensation expense

•	Net cash provided by operating activities

•	Free cash flow, which is net cash provided by operating activities less capital expenditures

Restructuring

On March 26, 2008, management announced a plan to implement a workforce realignment to more appropriately allocate resources to our key strategic initiatives. The workforce realignment was the result of the continued implementation of our established business plan to focus on long-term growth and success. This workforce realignment eliminated approximately 120 positions in the U.S. Media reporting segment. This realignment allows us to put greater emphasis on strategic priorities, which include focusing on our leading brands, driving greater efficiencies throughout the business and reducing costs. In connection with the workforce realignment, we are focused on realigning and streamlining general and administrative and other central services; evolving the editorial organization to enable greater focus on content creation; innovating the technology infrastructure, including the adoption of open application programming interfaces (APIs), and implementing other measures to enhance greater efficiencies; simplifying our sales approach to enhance sales productivity; and implementing business unit changes to realign resources to support strategic priorities and promote efficiencies. We expect the cost savings from this realignment and other cost savings initiatives to be between 3% and 4% in the second quarter of 2008. A total charge of $5.1 million was recorded in the three months ended March 31, 2008 related to this restructuring consisting of severance costs of $4.7 million, $0.2 million of contract termination costs and $0.2 million in non-personnel costs related to outplacement and legal and other services.

Revision of December 31, 2007 Consolidated Financial Statements

We determined in the first quarter of 2008 that at December 31, 2007, we had incorrectly included in deferred tax assets $4.8 million primarily related to cancelled or expired stock options. The adjustment to deferred tax assets is not material to the consolidated financial position and results of operations as of December 31, 2007 and the year then ended. However, because the adjustment would be material to the condensed consolidated financial statements as of March 31, 2008 and the three months then ended as well as to the expected results of operations for the year ending December 31, 2008, we will revise the Consolidated Financial Statements as of December 31, 2007 and the year then ended in connection with the filing of the Annual Report on Form 10-K for the year ending December 31, 2008 (see Note 1, “Basis of Financial Statements” in this report 10-Q for more information relating to the revision of the December 31, 2007 Consolidated Financial Statements).

RESULTS OF OPERATIONS

Revenues

The following table sets forth our revenues for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008			2007
(in thousands)	Total	U.S. Media	International Media	Total	U.S. Media	International Media
Revenues:
Marketing services	$79,289	$58,800	$20,489	$78,659	$62,379	$16,280
Licensing, fees and users	12,131	10,200	1,931	10,418	8,839	1,579

	$91,420	$69,000	$22,420	$89,077	$71,218	$17,859

Increase over prior year	3%	(3)%	26%

As a Percentage of Revenues:
Marketing Services	87%	64%	23%	88%	70%	18%
Licensing, fees and users	13%	11%	2%	12%	10%	2%

	100%	75%	25%	100%	80%	20%

Total Revenues. Total revenues were $91.4 million and $89.1 million for the three months ended March 31, 2008 and 2007, respectively. Total revenues increased 3% for the quarter ended March 31, 2008 as compared to the corresponding period in 2007 due to growth in our international revenues, partially offset by a decrease in the U.S. Media marketing services segment.

The decrease in revenues in U.S. Media resulted from a slowdown in corporate advertising spending and lower search revenues. The increase in revenues for the International Media segment is primarily due to organic growth and, to a lesser extent, the impact of changes in exchange rates on revenues denominated in foreign currencies and the impact of recent acquisitions.

For the three-month periods ended March 31, 2008 and 2007, $3.2 million and $3.8 million of our revenues were derived from barter transactions, respectively. Barter transactions occur when we deliver marketing services for the marketing services of other companies. These revenues and marketing expenses were recognized at the fair value of the advertisements delivered.

Marketing Services Revenues. Marketing services revenues were $79.3 million and $78.7 million and represented 87% and 88% of total revenues for the three months ended March 31, 2008 and 2007, respectively. Marketing services revenues increased by $0.6 million, or 1%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase in marketing services revenues was driven by growth of 26% in the international media segment, with the greatest growth from China. This overall increase was partially offset by a 3% decrease of revenues in the U.S. Media segment primarily due to a decrease in search revenues for the first quarter of 2008 due to less favorable contract terms than at the start of 2007. We are also experiencing softness in corporate advertising spending in the categories of media and entertainment partially offset by strength from consumer electronics.

Licensing, Fees and Users. Licensing, fees and users revenues were $12.1 million and $10.4 million and represented 13% and 12% of total revenues for the three-month periods ended March 31, 2008 and 2007, respectively. The $1.7 million, or 16%, increase in the three months ended March 31, 2008 in the U.S. Media segment resulted from the addition of TechTracker which we purchased in the third quarter 2007 and expanded services to some of our current customers to whom we provide our database product.

Operating Expenses

Cost of Revenues, Sales and Marketing, General and Administrative. Total cost of revenues, sales and marketing and general and administrative expenses were $94.6 million and $83.1 million for the three months ended March 31, 2008 and 2007, representing 104% and 93% of total revenues, respectively. The increase in expenses was related to investments in our business primarily through the TechTracker and FindArticles acquisitions in the U.S. and newly acquired properties in China.

Expense and expense as a percent of revenues by reporting segment is as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
U.S. Media
Operating expenses	$64,597	$57,685
Expenses as a percent of revenues	94%	81%
International Media
Operating expenses	$25,120	$20,344
Expenses as a percent of revenues	112%	114%

Segment operating expenses do not include noncash stock compensation expense or restructuring charges of $5.1 million.

Noncash stock compensation expense included in our statement of operations was as follows:

	Three Months Ended March 31,
	2008	2007
(in thousands)
Cost of revenues	$1,636	$1,680
Sales and marketing	651	842
General and administrative	2,628	2,555

	$4,915	$5,077

Restructuring Charges. On March 26, 2008, management announced a plan to implement a workforce realignment to more appropriately allocate resources to the Company’s key strategic initiatives. This realignment impacted the U.S. Media reporting segment. As of March 31, 2008, pre-tax restructuring charges from the workforce realignment were $5.1 million, including $4.7 million for severance benefits and $0.4 million related to contract termination and non-personnel costs including outplacement, legal and other services. We do not expect significant charges to be recorded in subsequent periods related to this realignment and the restructuring is expected to be completed by the third quarter of 2008.

Stockholder Proposals and Stock Option Investigation Related Costs, net. We incurred costs of $2.0 million related to stockholder proposals. These expenses represent costs for outside advisors and legal counsel to assist with the preparation of proposal-related materials and the JANA litigation (see Part II. Item 1. Legal Proceedings). We expect additional costs associated with the stockholder proposals in the next quarter, but cannot estimate how much these expenses might be. We also incurred expenses related to our concluded investigation of our stock option accounting practices and ongoing shareholder derivative suits of $0.3 million during the first quarter of 2008, offset by an insurance reimbursement of $2.2 million in the three months ended March 31, 2008. For the same period in 2007, we incurred costs of $4.4 million. The stock option investigation expenses represented costs for outside legal counsel and outside accounting experts that were engaged by management in performing the now concluded investigation of our stock option accounting, audit fees associated with filing restated financial statements and legal fees associated with government inquiries and the ongoing shareholder derivative suits. We expect additional expenses to be recorded in future periods primarily in connection with the derivative lawsuits, but cannot estimate how much these expenses might be in future periods. A portion of our legal expenses incurred related to our concluded stock option investigation and may be subject to further reimbursement under our insurance coverage, however, the amount and timing of any reimbursement cannot be estimated.

Amortization. Intangible asset amortization expense was $2.8 million and $2.2 million for the three months ended March 31, 2008 and 2007, respectively and increased due to the amortization of intangible assets that were acquired in 2007.

Operating Loss

Operating loss for the three months ended March 31, 2008 was $18.0 million compared to $7.7 million for the three months ended March 31, 2007. The increase in operating loss was due to restructuring charges of $5.1 million and investments in our brands primarily through acquisitions.

Nonoperating Income and Expense

Realized Gain on Privately-Held Investment

The gain of $1.0 million recognized during the three months ended March 31, 2008 related to proceeds from the redemption of preferred stock held in a privately-owned company. There were no sales of investments during the quarter ended March 31, 2007.

Interest Expense

Interest expense increased in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 resulting from the amortization of debt issuance costs and fees for the unused revolving credit line available under our 2007 credit facility. The line of credit under our credit facility allows for borrowings up to $190.0 million on which we pay a non-use fee for that availability on unused borrowings. Unused borrowings at March 31, 2007 were $174.0 million.

Other, net

For the three months ended March 31, 2008, other net included $0.6 million of income related to the reimbursement of transition services provided to AG.com, Inc. in conjunction with the sale of the Webshots business and $0.5 million of net foreign exchange gains.

Income Taxes

We record our interim worldwide provision for income taxes consistent with accounting principles generally accepted in the United States (“GAAP”) by computing an effective income tax rate on forecast pretax accounting income for the year and applying that rate to actual pretax accounting income for the interim reporting period. Interim income tax expense is further adjusted for certain discrete items. Significant judgment is required to determine our worldwide income tax provision. Our 2007 worldwide income tax expense for interim periods was calculated on a discrete basis (i.e., based on actual period-to-date results), for all jurisdictions except China and Russia.

We anticipate that the effective tax rate for 2008 will be significantly higher than in years prior to 2007, due to full recognition of tax expense (benefit) on U.S. net pretax profits (losses) at U.S. federal and state statutory rates, further increased due to continued nonrecognition of tax benefits associated with losses in certain foreign jurisdictions and changes to the valuation allowance due to expiring U.S. loss carryforwards in 2008. Despite the anticipated increase in our effective tax rate, we expect that our cash payments for U.S. federal and state income taxes will continue to be nominal over the next several years as we have significant net operating loss carryforwards to utilize against current income taxes.

Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by various factors, including, but not limited to:

•

Changes in our assessment of our ability to utilize expiring loss carryforwards in the current year and other circumstances that might affect the valuation of our deferred tax assets or liabilities; or

•	Changes in tax laws, regulations, accounting principles, or interpretations thereof.

In addition, we are subject to periodic examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

We adopted the provisions of FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. It is reasonably possible that unrecognized tax benefits could decrease by $16.0 million within the next twelve months due to the expiration of a net operating loss carryforward.

Liquidity and Capital Resources

When evaluating our overall cash position for the purpose of assessing our liquidity, we consider our cash and cash equivalents, short-term and long-term investments in marketable debt securities.

	March 31, 2008	December 31, 2007
(in thousands)
Cash and cash equivalents	$97,739	$88,626
Short-term marketable debt securities	11,343	18,296
Long-term marketable debt securities	4,171	510

Total cash and investments	$113,253	$107,432

We evaluate our liquidity primarily on the following key measurements:

•	Net cash provided by operating activities

•	Operating income before depreciation, amortization and noncash stock compensation expense

•	Free cash flow, which is net cash provided by operating activities less capital expenditures

Other key factors that impact our liquidity include:

•	Capital expenditures

•	Cash used for investments and acquisitions

•	Debt service, including payments of principal and interest

•	Proceeds from sales of stock through our stock option and employee stock purchase plans

•	Restructuring charges

Net Cash Provided by Operating Activities

Net cash provided by operating activities of $15.9 million for the three months ended March 31, 2008 included a net loss of $6.1 million, non-cash depreciation and amortization charges totaling $9.6 million and a change in deferred tax assets of $10.4 million, as well as non-cash stock compensation expense of $4.9 million. Net cash provided by operating activities also included cash generated from working capital items, primarily $16.4 million from accounts receivable and a net source of cash of $3.2 million from liabilities primarily consisting of an increase in the restructuring accruals. Net cash provided by operating activities of $11.0 million for the three months ended March 31, 2007 included a net loss of $9.1 million, depreciation and amortization totaling $10.7 million, non-cash stock compensation expense of $5.2 million and an increase in working capital of primarily $13.6 million from accounts receivable. We anticipate that we will continue to require cash for working capital purposes as our business expands.

Net Cash Used in Investing Activities

Net cash used in investing activities of $6.7 million for the three months ended March 31, 2008 was primarily due to capital expenditures and cash used for acquisitions, offset by proceeds from the sale of marketable debt securities and a privately-held investment. The net cash used in investing activities for the three months ended March 31, 2007 of $3.7 million was due to capital expenditures, purchases of marketable debt securities and acquisitions and investments.

Acquisitions of property and equipment. Capital expenditures for the three months ended March 31, 2008 were $7.7 million. These capital expenditures include a project to redesign our CNET.com’s website and to change the sites architecture. We expect these expenditures to reduce ongoing development costs and address customer experience requirements primarily with faster page loads, as well as a redesign of the website. Capital expenditures for the full year 2008 are expected to be between $25 million and $30 million.

Acquisitions and Investments. Cash used for acquisitions in the first quarter of 2008 represents payment for an asset acquisition in China as well as deferred consideration of $0.1 million related to a 2007 acquisition. We routinely evaluate new business opportunities and ventures, including acquisitions, in a broad range of areas and expect to fund such investments through our existing cash and marketable debt securities, cash generated from operations and available bank borrowings.

Net Cash Provided by or Used in Financing Activities

Cash used in financing activities of $0.3 million for the three months ended March 31, 2008 was due to the $1.5 million scheduled repayment of our term loan partially offset by the issuance of common stock through the exercise of stock options and the purchase of stock through our employee stock purchase plan. Cash provided by financing activities of $6.5 million for the three months ended March 31, 2007 was due to the issuance of common stock through the exercise of stock options.

Operating income (loss) before depreciation, amortization and stock compensation expense. The following table reconciles operating income (loss) before depreciation, amortization and stock compensation expense to operating loss as calculated in accordance with GAAP for three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
(in thousands, except per share data)
Operating loss	$(18,001)	$(7,669)
Stock compensation expense	4,915	5,077
Depreciation	6,849	7,059
Amortization of intangible assets	2,766	2,152

Operating income (loss) before depreciation, amortization and stock compensation expense	$(3,471)	$6,619

Net loss	$(6,087)	$(9,118)

Net loss per diluted share	$(0.04)	$(0.06)

Management believes that operating income (loss) before depreciation, amortization and stock compensation expense is a key liquidity measurement as it can be the primary driver of the cash provided by operating activities and is useful to management and investors as a supplement to our GAAP financial measures for evaluating the ability of the business to generate cash from operations. Operating income before depreciation, amortization and stock compensation expense should be considered in addition to, not as a substitute for, other measures of financial performance prepared in accordance with GAAP.

Depreciation and amortization are noncash items and include within them amounts related to past transactions and expenditures that are not necessarily reflective of the current cash or capital requirements of the business. Stock compensation expense is a noncash item that does not reflect upon the ability of the business to generate cash from operations.

Management refers to “operating income (loss) before depreciation, amortization and stock compensation expense” in making operating decisions and for planning and compensation purposes. A limitation associated with this measure is that it does not reflect the costs of certain capitalized tangible and intangible assets used in generating revenues. Although depreciation and amortization are noncash charges, the capitalized assets being depreciated and amortized will often have to be replaced in the future and “operating income (loss) before depreciation, amortization and stock compensation expense” does not reflect any cash requirements for such replacements. Similarly, our stock compensation has no impact on current or future cash. This measure also does not take into account interest expense, or the cash requirements necessary to service interest or principal payments on our debt, nor does the measure reflect changes in, or cash requirements for, our working capital needs. Management compensates for these limitations by relying primarily on our GAAP financial measures, such as capital expenditures and using “operating income (loss) before depreciation, amortization and stock compensation expense” only on a supplemental basis. “Operating income (loss) before depreciation, amortization and stock compensation expense” should be considered in addition to, not as a substitute for, other measures of financial performance prepared in accordance with GAAP.

Excluding noncash charges consisting of depreciation, amortization and stock compensation expense, our operating loss was $3.5 million for the three months ended March 31, 2008 and operating income of $6.6 million for the three months ended March 31, 2007. The fluctuation from operating income before depreciation, amortization and stock compensation expense for the three months ended March 31, 2008 to operating loss before depreciation, amortization and stock compensation for the three months ended March 31, 2007 was primarily due to investments in our brands, mostly through acquisitions.

Free cash flow. Free cash flow is defined as net cash provided by operating activities less capital expenditures. Free cash flow for the three months ended March 31, 2008 was $8.2 million (cash provided by operating activities of $15.9 million, less capital expenditures of $7.7 million). This compares to free cash flow for the three months ended March 31, 2007 of $1.5 million (cash provided by operating activities of $11.0 million, less capital expenditures of $9.5 million, which includes a $2.3 million expenditure that was reimbursed by the landlord for improvements to our leased space in the United Kingdom that was accounted for as a sale-leaseback). The increase in free cash flow in the first quarter of 2008 as compared to the same period in 2007 resulted from working capital items including cash resulting from changes in accounts receivable and an increase in liabilities primarily related to restructuring offset in part by a greater net loss. We believe that free cash flow provides useful information about the ability of our business operations to generate cash after the purchase of property and equipment. A limitation of free cash flow is that it does not represent the total increase or decrease in the cash balance for the period which would include activities such as acquisitions and debt or equity transactions. Free cash flow should be considered in addition to, not as a substitute for, other measures of financial performance prepared in accordance with GAAP.

Debt and Cash Balances

As of March 31, 2008, we had $62.9 million of outstanding indebtedness, of which $8.9 million was classified as current. We were in compliance with all debt covenants at March 31, 2008 and expect to remain in compliance with these covenants through the term of the borrowings. Available borrowings under our $190.0 million revolving credit facility are currently reduced by $15.7 million related to outstanding letters of credit. At March 31, 2008, the interest rate applicable to the $57.0 million outstanding balance on the term loan was 7.22%.

As of March 31, 2008, we had cash, cash equivalents and investments of $113.3 million. We believe that existing funds and available borrowings under our credit facility will be sufficient to meet our anticipated cash needs to cover operating and working capital requirements and for capital expenditures for the next 12 months. We believe that our anticipated cash flows from operating activities coupled with existing cash and investment balances will be sufficient to fund our working capital, debt service and purchases of property, plant and equipment through March 31, 2009. The performance of our business is dependent on many factors and subject to risks and uncertainties as discussed in Part II, ITEM 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates included in our 2007 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115, (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without the need to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 in the first quarter of 2008 did not impact our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. We are currently evaluating the impact that SFAS 157 relating to nonfinancial assets and nonfinancial liabilities will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations (“SFAS 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact that the adoption of SFAS 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact that the pending adoption of Statement 160 will have on our consolidated financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes and changes in the market values of our investments.

Interest Rate Risk. We are exposed to market rate risk due to changes in interest rates on our credit facility that we entered into on October 12, 2007 under which we can borrow up to $250.0 million. Interest rates applicable to amounts outstanding under this facility are at variable rates based on the Eurodollar rate plus an applicable margin based on our leverage ratio. A change in interest rates on this variable rate debt impacts the interest incurred and cash flows but does not impact the fair value of the instrument. We have outstanding borrowings of $57.0 million on the term loan component of this facility at March 31, 2008 at a rate of 7.22%. A one percent increase in the interest rate would increase annual interest expense from $4.1 million to $4.7 million.

We also have exposure to market rate risk for changes in interest rates as those rates relate to our investment portfolio. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in debt instruments of the United States Government and its agencies, in high-quality corporate issuers and, by internal policy, limit both the term and amount of credit exposure to any one issuer. As of March 31, 2008, net unrealized gains and losses on these investments were not material. We did not hold any investments in either auction rate securities or collateralized debt obligations as of March 31, 2008. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Our future investment income may fluctuate due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

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

Foreign Currency Risk. The revenues and expenses associated with our overseas operations are exposed to foreign currency risk. Changes in the value of the U.S. dollar against currencies in which those operations are conducted cause increases or decreases in the ongoing financing of those operations and result in an increase or decrease in our recorded revenues and expenses and may impact our operating income. We monitor our foreign currency exposures regularly to assess our risk and to evaluate whether we should hedge our currency positions. We have not utilized any hedge transactions under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

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

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Class Action Suits

A Consolidated Amended Complaint, which is now the operative complaint, was filed in the United States District Court for the Southern District of New York on April 19, 2002. The complaint names as defendants certain individuals, investment banks that were the underwriters of the public offering of ZDNet series of Ziff-Davis stock (the ZDNet Offering) and CNET Networks as successor in liability to Ziff-Davis. The complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The claims against the individuals have been dismissed without prejudice. The complaint alleges the receipt of excessive and undisclosed commissions by the underwriters in connection with the allocation of shares of common stock to certain investors in the ZDNet Offering and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for the ZDNet Offering was false and misleading and in violation of the securities laws because it did not disclose the arrangements. The action seeks damages in an unspecified amount. The action is being coordinated with over 300 nearly identical actions filed against other companies and their underwriters. On February 19, 2003, the Court granted our motion to dismiss the Section 10(b) claim and denied the motion to dismiss the Section 11 claim.

On December 5, 2006, the Second Circuit vacated the district court’s order granting class certification in six of the approximately 300 nearly identical actions. These six cases are the class certification “focus cases,” which were selected by plaintiffs and do not include the Company. The focus cases are intended to serve as test cases and the district court’s decisions with respect to the focus cases are intended to serve as strong guidance for the parties in the remaining cases. The Second Circuit rejected the plaintiffs’ petition for rehearing, but noted that plaintiffs could ask the district court to certify more narrow classes than those that were rejected. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints against them. On March 26, 2008, the district court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. We are awaiting a decision from the Court on the class certification motion.

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

The first federal court case was filed on June 19, 2006 and consolidated amended complaints were filed on November 9, 2006 and February 12, 2007. On April 11, 2007, the United States District Court for the Northern District of California dismissed the federal court complaint. On April 30, 2007, the court granted the federal court plaintiffs leave to amend but stayed the case pending a books and records inspection. On June 14, 2007, one of the federal court plaintiffs, together with another purported shareholder, filed a complaint in the Delaware Court of Chancery seeking an order permitting them to inspect our books and records. On November 21, 2007, the Delaware Court of Chancery granted their request in part. On April 4, 2008, the parties notified the Court that they reached a settlement subject to documentation, final approval by our board of directors, and court approval, and filed a Joint Motion for Administrative Relief seeking to lift the stay in order to file a motion for preliminary approval of settlement. On April 7, 2008, the Court issued an order declining to lift the stay for purposes of considering a potential settlement, and instead directing Plaintiffs to file an amended complaint by April 24, 2008. On April 24, 2008, Plaintiffs filed the Third Amended Consolidated Verified Shareholder Derivative Complaint. The federal court case is currently scheduled for trial in February 2009.

The first state court case was filed on May 31, 2006 and consolidated amended complaints were filed on August 11, 2006 and November 16, 2006. On January 3, 2007, the Superior Court denied our motion to stay the state court cases, without prejudice, but extended until further notice our time to respond to the complaint and ordered that no discovery may take place pending further order of the court. The state court plaintiffs have filed a motion to compel the Company to produce to them any documents produced to the federal court plaintiffs in connection with the Delaware books and records proceeding. The motion to compel is scheduled for hearing in May 2008.

JANA Litigation

JANA Master Fund, Ltd. commenced an action in the Delaware Court of Chancery on January 7, 2008 against us, seeking declaratory and injunctive relief requesting, among other things, that the court declare certain provisions of our bylaws invalid and enjoin the application of such provisions, which require stockholders to have held $1,000 worth of our common stock for at least one year in order to propose business or nominate directors. In addition, the complaint asks the court to compel production of certain stocklist materials pursuant to Section 220 of the Delaware General Corporation Law. We answered the complaint on January 22, 2008, denying any wrongdoing and asserting affirmative defenses and subsequently the parties resolved JANA’s claim under Section 220 and agreed to produce certain of the items requested. On February 4, 2008, JANA filed a motion for judgment on the pleadings with respect to its request for injunctive relief against the application of our bylaws, to the extent such bylaws would preclude JANA and certain other alleged stockholders aligned with it from proceeding at the 2008 Annual Meeting of stockholders to (a) nominate two persons for election as Class III directors; (b) propose that the bylaws be amended to cause an increase in the size of the board from eight to 13 directors; and (c) nominate an additional five persons to fill the new directorships resulting from such increase. On March 13, 2008, the Delaware Court of Chancery granted JANA’s motion for judgment on the pleadings, finding that the bylaw in question applies only to proposals and nominations a shareholder wishes to have included in the our proxy materials and is therefore inapplicable to JANA’s nominations and proposals. We have appealed that decision to the Delaware Supreme Court and oral argument on the appeal occurred on April 16, 2008. We believe JANA’s claims are without merit and intend to vigorously defend against them.

We cannot predict the impact of this litigation on our business, financial condition and results of operations or cash flows. Except as disclosed above, there have been no material developments in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 1A.	Risk Factors

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Report on Form 10-Q contains “forward- looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations and statements concerning proposed new products and services and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as “may,” “will,” “expects,” “should,” “believes,” “plans,” “anticipates,” “estimates,” “predicts,” “potential,” or “continue,” and any other words of similar meaning.

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

Our revenues might not grow and they might decrease due to economic and other factors.

Several factors, many of which are outside of our control, contribute to our revenue growth. Some scenarios that might impede our revenue growth in the future include:

•

a decline in general economic conditions, which could occur as a result of currency fluctuations, rising interest rates, the current credit market crisis and its impact on liquidity in the financial markets, or other factors;

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

Our brands also face competition from other sites in the vertical markets we serve. For example, our gaming properties compete with other gaming sites such as IGN Entertainment and our business properties compete with websites such as WSJ.com and Forbes.com. As Internet media consumption and advertising continues to gain share, we compete with a variety of online properties for users and marketers, including the following: general purpose portals like AOL, MSN and Yahoo!, especially as these properties expand their content offering in our areas of expertise; search engines like Google, Yahoo! and MSN; online comparison shopping and retail properties, including Shopping.com, Amazon.com and eBay; food and lifestyle sites, such as Epicurious; and emerging platforms such as blogs, podcasts and video properties. We expect competition for advertisers and users to remain or become more intense and we may not be able to compete successfully in the market.

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

We depend on and receive a significant percentage of our revenues from a relatively small number of advertisers.

A relatively small number of advertisers contribute a significant percentage of our revenues. Our top fifty customers in the United States contributed 49% of our consolidated revenues in the quarter ended March 31, 2008. These customers may not continue to use our services to the same extent, or at all, in the future. A significant reduction in advertising by one or more of our largest customers, such as revenues from Google which represented 11% of first quarter 2008 total revenues, could have a material adverse effect on our financial condition and results of operations.

Users may not always accept, or may be drawn away from, our brands, content and services.

Our future success depends upon the strength of our brands and our ability to deliver original and compelling content and services that attract and retain users. We will endeavor to continue building existing brands and introducing new brands that resonate with their audiences, but we may not be successful. The specialized nature of certain of our sites may limit the potential user base of those sites. Our content and services might not be attractive to a sufficient number of users to generate revenues consistent with our estimates. In addition, we might not develop new content or services in a timely or cost-effective manner. If we are not successful in growing our user base and increasing user interaction on our sites, then our ability to attract the advertisers who seek to market to the demographic represented by our user base may be adversely affected which would in turn impact our revenues. Our ability to successfully develop and produce content and services is subject to numerous uncertainties, including the ability to:

•	anticipate and successfully respond to rapidly changing consumer tastes and preferences;

•	fund new program development;

•	attract and retain qualified editors, producers, writers and technical personnel; and

•	successfully expand our content offerings into new platform and delivery mechanisms.

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

A significant percentage of our revenues are derived from activity-based fees generated when our users visit the content of our partners and we might not be able to attract qualified users for which our partners are willing to pay us activity-based fees.

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

Our failure to effectively use third-party technologies or develop and maintain successful relationships with third parties may adversely impact our traffic.

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

We intend to continue to pursue new business opportunities and ventures to expand our business, including acquisitions, investments and new product developments in a broad range of content areas and in various domestic and international markets. For example, during the first quarter 2008, we completed one acquisition. Our decision to pursue these activities is accompanied by risks, including, among others:

•	investment of a substantial amount of capital, which could have a material adverse effect on our financial condition and our ability to execute our existing business strategy;

•	issuance of additional equity interests, which would be dilutive to current stockholders;

•

the need to incur borrowings, which would impact future cash flows for the repayment of principal and interest payments and which borrowing may also have restrictive covenants that could limit certain operating activities including our ability to make acquisitions;

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

•

for foreign acquisitions and investments, additional risks related to the integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

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

Our past stock options granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation. As described in Part II, Item 1, “Legal Proceedings,” several derivative complaints have been filed against our directors and certain of our current and former executive officers pertaining to allegations relating to stock option grants. We cannot guarantee that new lawsuits or further government proceedings related to the investigation or our restatements will not be filed and we cannot predict the outcome of any current or potential future litigation or regulatory proceeding against us or our directors or officers. The amount of time to resolve these lawsuits is unpredictable and doing so may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business. Any settlement between the parties in these litigations may result in material costs to our company. In addition, we have certain indemnification obligations to our current and former officers and directors that are named in these actions for, among other things, the advancement of certain legal expenses and the indemnification of certain judgments and settlements.

Our business could be adversely impacted by the outstanding stockholder proposals and related litigation.

In January 2008, a group led by hedge fund JANA Partners, LLC declared its intent to submit proposals, among other things, to amend our bylaws to increase the size of our board of directors to 13 and to nominate seven directors to stand for election at our 2008 Annual Meeting of Stockholders. We informed JANA that these proposals were improper under our bylaws. On January 7, 2008, JANA filed a complaint against us in the Delaware Court of Chancery challenging the application of certain provisions of our bylaws to JANA’s proposals. On March 13, 2008, the Delaware Court of Chancery granted JANA’s motion for judgment on the pleadings, finding that the bylaw in question applies only to proposals and nominations a stockholder wishes to have included in our proxy materials and is therefore inapplicable to JANA’s nominations and proposals. We have appealed that decision to the Delaware Supreme Court and oral argument on the appeal occurred on April 16, 2008. Responding to these proposals and litigation has been time-consuming, expensive and disruptive to our normal business operations. If our appeal is unsuccessful, we expect to engage in a proxy contest that will require significant additional time and expense and further divert the attention of our management and disrupt our business. This disruption also could make it more difficult for us to attract and retain experienced executives and employees. If our appeal is unsuccessful, JANA’s proposals are successful and any or all of JANA’s nominees are elected to our board of directors, collaboration opportunities and dissension on our board of directors may adversely impact our ability to timely and effectively implement our strategic initiatives.

In addition, our $250.0 million credit facility includes certain events, including a “change of control”, that would cause a default under the credit facility and permit the lender to accelerate the maturity of any outstanding indebtedness with the lender and to terminate the facility. If JANA Partners’ proposals are successful and all of JANA’s nominees are elected to our board of directors, a “change of control” may be deemed to occur under our credit facility. Any default under our credit facility could have a material adverse effect on our financial condition and adversely impact our business. In addition, we are a party to contracts, including severance agreements, which contain provisions including significant payment obligations, which could be triggered following a “change in control”.

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

Worldwide policing of our intellectual property rights is a difficult task and we might not be able to identify instances of infringement. Our content is widely distributed to third parties through licensing arrangements and we cannot be certain our third party licensees will always take actions to protect the value of our proprietary rights and reputation. Intellectual property laws, our agreements and our patents may not be sufficient to prevent others from copying or otherwise obtaining and using our content or technologies. Others may develop technologies that are similar or superior to ours, which could negatively impact our business. In seeking to protect our trademarks, copyrights, patents and other proprietary rights, or defending ourselves against claims of infringement brought by others, with or without merit, we could face costly litigation and the diversion of our management’s attention and resources.

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

These types of claims have been brought, sometimes successfully, against online services and publishers of print publications. In addition, we could be exposed to liability in connection with material posted to our Internet sites by third parties. For example, many of our sites offer users an opportunity to post profiles, software, videos, photos, reviews and opinions. Some of this user-generated content and the content that appears in our indexes and directories may infringe on third party intellectual property rights or privacy rights or may otherwise be subject to challenge under copyright laws. Although we do not believe that our listing of any such material should expose us to liability, it is possible that such a claim may be successfully brought.

Our insurance may not cover potential claims of defamation, libel, negligence and similar claims and it may or may not apply to a particular claim or be adequate to reimburse us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our financial condition.

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

There are additional risks inherent in doing business in international markets, such as the following:

•	weak economic conditions in foreign markets, especially in the business sector;

•	challenges caused by distance, language and cultural differences and in doing business with foreign entities and governments;

•	uncertainty as to the acceptance of our services in different countries;

•	longer collection cycles in some countries;

•	current and unforeseen changes in, legal and regulatory requirements;

•	difficulties in staffing and managing multi-national operations;

•	currency exchange rate fluctuations, which could reduce our revenues as reported under U.S. generally accepted accounting principles, increase our expenses and dilute our operating margins;

•	difficulties in finding appropriate foreign licensees or joint venture partners;

•	potential adverse tax requirements;

•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States; and

•	foreign political and economic uncertainty.

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

Our success depends to a large extent on the continued services of our senior management team and qualified skilled employees. We depend on our ability to identify, attract, develop, retain and motivate personnel in a competitive job environment. Our inability to attract and retain key executives and other employees or to retain and motivate existing executives and employees may adversely affect our ability to operate our business. We do not maintain “key person” life insurance policies on any of our officers or other employees. As the overall industry for interactive content and Internet advertising grows, our employees are increasingly sought after by competitors. In order to remain competitive in the employment market, we may need to increase compensation to retain or attract qualified employees, which could have an adverse effect our financial condition or operating results. Our inability to attain stockholder approval of equity compensation plans may affect our ability to attract and retain key employees.

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

We have a substantial level of debt and interest expense. At March 31, 2008 we had $62.9 million of outstanding indebtedness, of which $8.9 million was classified as a current liability. In addition, the terms of our $250.0 million credit facility, of which $57.0 million was outstanding at March 31, 2008, limit the circumstances under which we can incur additional debt and require that we maintain certain financial ratios related to cash liquidity and the level of debt relative to adjusted earnings before interest, taxes, depreciation, amortization and certain other charges and expenses. The level of our indebtedness and the associated covenants, among other things, could:

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

As of March 31, 2008, we had cash, cash equivalents and investments of $113.3 million. We have prepared a forecast for 2008 which is based on our current expectations regarding revenue growth and associated operating expense and capital spending levels. If our actual results should differ materially from our expectations, our liquidity may be adversely impacted. If that were to occur, we may take steps to adjust our operating costs and capital expenditures to levels necessary to support our incoming business. We may also need to raise additional equity or borrow additional funds to achieve our longer-term business objectives.

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

Our business, operating results and financial condition may be materially and adversely impacted by certain contingencies related to our guarantee of certain lease obligations.

In conjunction with the ZDNet acquisition in 2000, we guaranteed certain lease obligations of Ziff Davis Media, an unaffiliated company, in New York City. This New York lease expires in June 2019 and covers approximately 400,000 square feet of space on nine floors. We currently occupy one floor covering approximately 49,000 square feet. Ziff Davis Media along with various sublessees including The Bank of New York Mellon and Softbank, Inc. occupy space on the additional eight floors. As of March 31, 2008, the total lease payments remaining until the end of the lease term were $135.4 million, excluding the amounts attributable to our sublease with respect to the floor we occupy. In addition, we have a lease guarantee related to an office space in Oak Brook, Illinois for which Ziff Davis Media is the primary lessee. In December 2006, Ziff Davis Media ceased making monthly payments under the Oak Brook lease agreement. The total lease payment and associated operating costs due from that date through the lease termination in December 2008 is $1.2 million. The landlord has initiated legal action to collect rents against Ziff Davis Media and against CNET Networks as a guarantor. As noted earlier, on March 5, 2008 (the “Petition Date”), Ziff Davis Media filed a petition for relief under Chapter 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). In addition, Ziff Davis Media filed a motion to reject the unexpired lease for the Oak Brook lease. By rejecting the lease in the bankruptcy proceeding, Ziff Davis Media would not be responsible for future lease payments as of the Petition Date. On March 31, 2008, the court granted Ziff Davis Media’s motion to reject the Oak Brook lease. On April 21, 2008, CNET Networks filed a notice of removal of the state court proceeding to the federal court to resolve this matter in conjunction with the Ziff Davis Media bankruptcy proceedings.

If Ziff Davis Media in bankruptcy is either unable or unwilling to make the required rent payments under the New York lease, we could become liable for any shortfalls due under the lease agreement. In addition, any termination of a sublease or any deterioration in the commercial real estate market in New York City or Illinois could adversely impact the timing and lease rates received from new sublessees of this space. Any shortfalls in lease payments resulting from vacancies, including space currently occupied by us and Ziff Davis Media, as well as any sublease rental rates below amounts contractually owed by Ziff Davis Media, could adversely impact our financial results and could result in a significant use of cash.

We have generated significant losses in the past and cannot assure you that we will report positive net income in the future. If our revenues do not increase, we may not be able to adjust spending in a timely manner to maintain positive net income.

In the past, we have generated operating losses, as was the case in the three months ended March 31, 2008. Although we generated operating income and net income in 2007, our ability to generate net income and income from operations in 2008 and subsequent periods may be negatively impacted by:

•	shortfalls in revenues;

•	factors that may cause us not to achieve our target financial measures as described in more detail in a prior risk factor;

•	an inability to achieve the cost savings and other benefits anticipated from the workforce realignment implemented in March 2008;

•

an inability to decrease expenses in a timely manner to offset any revenue shortfalls or expenses associated with cost-reduction measures, such as severance and other costs related to the workforce realignment implemented in March 2008, lease termination payments, contract termination costs or impairment charges;

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

In 2007, we changed our reporting units to reflect the change in the Company’s internal management and reporting structure. This resulted in a change in reporting units (reporting units are defined by Statement of Financial Accounting Standard (“SFAS”) 142, Goodwill and Other Intangibles (“SFAS 142”)), and this change in reporting structure increased our reporting units from four to ten. As is required by SFAS 142, when an entity reorganizes its reporting structure in a manner that changes the composition of one or more of its reporting units, goodwill is reassigned to the affected reporting units using a relative fair value allocation approach. We determined that the fair value exceeded the carrying value of goodwill and other intangible assets for each of our reporting units as of August 31, 2007, except for the Webshots reporting unit. Therefore, an impairment of $19.0 million was recorded.

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

Effective January 1, 2006, we adopted SFAS 123(R), Share-Based Payment, for stock-based employee compensation. Our stock compensation expense was $4.9 million for the three months ended March 31, 2008 and is also expected to be significant in future periods, which will have an adverse impact on our operating income and net income. Our option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the amount of our stock compensation expense. Our stock compensation expenses may also be greater than expected if the fair value of our stock increases. In addition, an increase in the competitiveness of the market for qualified employees could cause us to issue more stock options or other securities to employees, which could increase our stock compensation expense.

A substantial number of shares of common stock may be sold, which could affect the trading price of our common stock.

We have a substantial number of shares of common stock subject to stock options. As of March 31, 2008, we had 10.8 million shares of common stock available for future grant under our stock option and employee stock purchase plans and 18.3 million issuable upon the future exercise of outstanding stock options. In addition, as of March 31, 2008, we had approximately 250 million shares of authorized but unissued shares of our common stock that are available for future sale. We cannot predict the effect, if any, that future sales of shares of our common stock, or the availability of shares of our common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of our common stock, including shares issued in connection with acquisitions or upon the exercise of stock options or warrants or the conversion of debt or preferred equity securities that may be issued in the future, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

The trading value of our common stock is volatile and may decline substantially.

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

In addition, the stock market in general and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock. These fluctuations may make it more difficult to use stock as currency to make acquisitions that might otherwise be advantageous, or to use stock options as a means to attract and retain employees.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 14, 2008 (incorporated by reference from Exhibit 3.3 to CNET Networks’ Current Report on Form 8-K, filed on January 14, 2008)

4.2	Rights Agreement, dated as of January 11, 2008, between CNET Networks, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference from Exhibit 4.2 to CNET Networks’ Current Report on Form 8-K filed on January 14, 2008)

10.1 +	Form of Severance Agreement between CNET Networks, Inc. and certain named executive officers (currently comprised of Joseph Gillespie, M. Andrew Sherman and Zander J. Lurie) and certain other officers (incorporated by reference from Exhibit 10.15 to CNET Networks’ Annual Report on Form 10-K, filed on February 27, 2008)

31.1 *	Certificate of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certificate of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certificate of Principal Executive Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2 *	Certificate of Principal Financial Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNET Networks, Inc.

(Registrant)

/s/ Zander J. Lurie
Zander J. Lurie
Chief Financial Officer
(Principal Financial Officer)

Dated: May 1, 2008

EXHIBIT INDEX

Exhibit Number	Description

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 14, 2008 (incorporated by reference from Exhibit 3.3 to CNET Networks’ Current Report on Form 8-K, filed on January 14, 2008)

4.2	Rights Agreement, dated as of January 11, 2008, between CNET Networks, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference from Exhibit 4.2 to CNET Networks’ Current Report on Form 8-K filed on January 14, 2008)

10.1 +	Form of Severance Agreement between CNET Networks, Inc. and certain named executive officers (currently comprised of Joseph Gillespie, M. Andrew Sherman and Zander J. Lurie) and certain other officers (incorporated by reference from Exhibit 10.15 to CNET Networks’ Annual Report on Form 10-K, filed on February 27, 2008)

31.1 *	Certificate of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certificate of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certificate of Principal Executive Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2 *	Certificate of Principal Financial Officer pursuant to section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.